Form 10-K
period 2005-12-31
MAGELLAN HEALTH SERVICES INC
filed 2006-03-08
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.3 billion.

The number of shares of reorganized Magellan Health Services, Inc.’s Ordinary Common Stock outstanding as of February 10, 2006 was 36,809,495.

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

Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference.

MAGELLAN HEALTH SERVICES, INC.
REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005
Table of Contents

PART I

Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading “Risk Factors” in Item 1A and elsewhere in this Form 10-K. When used in this Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “should” and similar expressions are intended to be forward-looking statements.

Restatements of Previously Issued Consolidated Financial Statements

On March 7, 2006, the Company (as defined below) announced that it was restating previously filed financial statements to correct the Company’s accounting for reversals of valuation allowances pertaining to deferred tax assets (excluding deferred tax assets related to the Company’s net operating loss carryforwards) that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. The Company had recorded the reversals of valuation allowances for such deferred tax assets as reductions to the Company’s income tax provision. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), and the Financial Accounting Standard Board’s Emerging Task Force Topic No. D-33, “Timing of Recognition of Tax Benefits for Pre-Reorganization Temporary Differences and Carryforwards” (“EITF D-33”), such reversals of valuation allowances should be recorded as reductions to goodwill. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended December 31, 2004, and for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. All applicable financial information contained in this Form 10-K gives effect to these restatements. Consequently, reliance should not be placed upon the financial statements for the aforementioned fiscal periods that have been included in the Company’s previous filings with the Securities and Exchange Commission or included in previous announcements.

For further information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see Note 2—“Restatements of Previously Issued Consolidated Financial Statements” and Note 16—“Selected Quarterly Financial Data” to the consolidated financial statements set forth elsewhere herein.

Item 1.                        Business

Magellan Health Services, Inc. (“Magellan”) was incorporated in 1969 under the laws of the State of Delaware. Magellan’s executive offices are located at 55 Nod Road, Avon, Connecticut 06001, and its telephone number at that location is (860) 507-1900.

Magellan is a managed healthcare services company, which through fiscal 2005 has predominately operated in the managed behavioral healthcare arena. Magellan, directly and through its subsidiaries (collectively, the “Company”) coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. See “Business—Provider Network” for further discussion of the Company’s managed behavioral healthcare network. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs (“EAPs”) where the Company provides short-term outpatient counseling and (iv) products that combine features of some or all of the Company’s risk-based, ASO or EAP products. At December 31, 2005, the Company managed the behavioral healthcare of approximately 53.4 million individuals, which included approximately 12.1 million of covered lives related to contracts terminating effective December 31, 2005, including the Company’s contract with Aetna, Inc. (“Aetna”), as discussed within “Risk Factors” below.

On January 31, 2006, the Company acquired all of the outstanding stock of National Imaging Associates, Inc. (“NIA”), a privately held radiology benefits management (“RBM”) firm headquartered in Hackensack, New Jersey, for approximately $122 million in cash, after giving effect to estimated cash to be acquired in the transaction, and NIA became a wholly owned subsidiary of Magellan.

NIA manages diagnostic imaging services on a non-risk basis for its customers, which include some of the nation’s largest health plans, to ensure that such services are clinically appropriate and cost effective. The Company believes that NIA is the largest RBM manager in the country with approximately 17 million covered lives under contract as of January 31, 2006. The Company anticipates that it will report the results of operations of NIA as a separate segment entitled Magellan Radiology Benefits Management Solutions (“Radiology Benefits Solutions”) beginning with the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2006.

Company Overview

The Company is engaged in the managed healthcare services business. It currently provides managed behavioral healthcare services and it recently expanded into radiology benefits management through the acquisition of NIA. Within the managed behavioral healthcare services business, the Company operates in the following segments, based on the services it provides and/or the customers that it serves: (i) Magellan Health Plan Solutions (“Health Plan Solutions”); (ii) Magellan Employer Solutions (“Employer Solutions”); (iii) Magellan Public Sector Solutions (“Public Sector Solutions”) and (iv) Corporate and Other. See “Business—Segments” for a discussion of the Company’s segments.

The Company believes that it is the nation’s largest provider of managed behavioral healthcare services, consistent with the enrollment data reported in Open Minds (defined below). At December 31, 2005, the Company managed behavioral healthcare programs for approximately 1,500 customers and managed the behavioral healthcare of approximately 53.4 million individuals, which included approximately 12.1 million of covered lives related to contracts terminating effective December 31, 2005. The Company’s managed behavioral healthcare network consists of approximately 72,000 behavioral healthcare professionals, including facility locations providing various levels of care nationwide.

The Company coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. See “Business—Provider Network” for further discussion of the Company’s managed behavioral healthcare network. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services.

Business Strategy

The Company is engaged in the managed healthcare services business. It currently provides managed behavioral healthcare services and it recently expanded into radiology benefits management through the acquisition of NIA. The Company’s strategy is to manage a greater portion of the managed healthcare services market through the expansion of its existing products and diversification into new products. The Company seeks to grow its managed healthcare services business through the following initiatives:

Leveraging the Company’s financial condition to grow through acquisitions.   The Company continually evaluates opportunities to leverage its financial condition to acquire businesses that are complementary to its existing operations, that could accelerate its entrance into new products, and/or that could leverage its existing customer relationships. The Company’s current capital structure provides it with the flexibility to consider a wide array of potential acquisitions that meet its strategic criteria.

Expanding into radiology benefits management.   As previously discussed, the Company’s acquisition of NIA closed on January 31, 2006. NIA manages diagnostic imaging services on a non-risk basis for its customers to ensure that such services are clinically appropriate and cost effective. The Company intends to cross-sell NIA’s products to its current customer base. The Company also believes that it is positioned to accelerate the growth of NIA by expanding NIA’s current product offering into risk-based products. The Company believes that it can leverage its information systems, call center, claims and network infrastructure as well as its financial strength and underwriting expertise to facilitate the development of a risk-based RBM product offering.

Expanded penetration of products in new or growing markets.   The Company seeks to expand its services in new and/or growing markets. In recent years, the Medicaid market has increased its use of managed healthcare services. As an industry leader in both behavioral and radiology benefits management, the Company believes it is positioned to grow its membership and revenues in the Medicaid market over the long term as a result of its proven expertise in managing these services. The Company also believes that it might be able to expand the use of radiology benefits management into new arenas such as Medicare and/or the direct-to-employer market at some time in the future.

New product development.   The Company is exploring a number of opportunities to expand its business including the enhancement of existing products, the development of new products within current business lines and the possible development of new products outside of its current business lines. The Company is developing enhancements to its current products such as a disease management approach to behavioral healthcare management. In addition, the Company is developing products to address the management of psychotropic and other behavioral drug spending; to manage obesity through behavioral modification models; to integrate the treatment of mental and medical care in cases of co-morbidity; to use behavioral modification approaches to treat other disease states; and other potential products. Several of these new products are currently in pilot stages.

Industry

Managed Behavioral Healthcare

Mental illness and substance abuse disorders are serious and common health problems. Managed behavioral healthcare arose to address the behavioral health needs of society. Managed behavioral healthcare companies focus on matching an appropriate level of specialist and treatment setting with the behavioral health treatment needs of the patient to provide care in a cost-efficient manner while improving early access to care and utilizing the most modern and effective treatments.

According to reports published by the Substance Abuse and Mental Health Services Administration (“SAMHSA”), in 2001, mental health and substance abuse treatment costs totaled $104 billion ($85.3 billion (82 percent) was spent on mental health treatment and $18.7 billion (18 percent) was spent on substance abuse treatment). The cost of behavioral healthcare represents 7.6 percent of the total healthcare spending in the United States (estimated at $1.4 trillion in 2001), based on expenditures for all payors, not just private payors, and does not represent the cost of behavioral healthcare treatment delivered by general medical clinicians or the cost of some psychotropic drugs. It is estimated that in any given year, one in five adults will experience a diagnosable mental illness or substance abuse disorder. About half of this group, (approximately 9.2 percent of adults) experience a Serious Mental Illness (“SMI”), defined as a diagnosable mental, behavioral, or emotional disorder that meets diagnostic criteria specified in the Diagnostic and Statistical Manual of Mental Disorders, Fourth Edition (“DSM-IV”) and causes functional impairment that limits one or more major life activities. Examples of SMIs include major depression, bipolar depression, generalized anxiety disorder, and other disorders. Substance abuse disorders are not included in the definition of SMI. Substance abuse refers to the abuse of alcohol, illicit drugs, or both. In 2004, approximately 22.5 million Americans age 12 and above experienced a substance abuse or substance dependence disorder.

As reported by the U.S. Department of Health and Human Services, “Mental Health: A Report of the Surgeon General – Executive Summary,” research from epidemiological catchment studies suggest that 14 to 20 percent of children and adolescents, about one in every five, have a diagnosable emotional or behavioral disorder and 5 to 7 percent of children have a severe emotional disturbance (“SED”) that causes extreme functional impairment. Further, the SAMHSA 2004 National Survey on Drug Use and Health reports 22.5 percent of youths age 12 to 17 (or approximately 5.7 million individuals) received treatment or counseling for an emotional or behavioral problem in the year prior to the interview.

The estimated lifetime prevalence for mental illness and substance abuse disorders is high. At some point during his or her lifetime, the average American has a 46 percent chance of developing one or more mental illness or substance abuse disorders: 29 percent of Americans will suffer an anxiety disorder, 25 percent will suffer an impulse-control disorder, 21 percent will suffer a mood disorder (e.g., depression), and 15 percent will suffer a substance abuse disorder according to the Centers for Disease Control and Prevention.

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

		Percent of
Category of Care	Beneficiaries	Total
	(in Millions)
Risk-Based Network Products	58.6	25.8%
EAPs	62.8	27.7
Integrated Products	17.4	7.6
Utilization Review/Care Management Products	42.9	18.9
Non-Risk-Based Network Products	45.4	20.0
	227.1	100.0%

The following is a summary of each of these categories of care as defined by Open Minds:

Risk-Based Behavioral Network Products.   Under risk-based network products, the managed behavioral healthcare company manages the delivery of behavioral healthcare treatment services through a contracted network of behavioral healthcare providers and assumes all or a portion of the responsibility for the cost of providing such services. Most of these programs have payment arrangements in which the managed care company receives a fixed fee per member per month that varies depending on the profile of the beneficiary population. Under these products, the managed behavioral healthcare company not only reviews and monitors a course of treatment, but also arranges and pays for the provision of patient care, usually through a network of specialized providers and facilities that is contracted and managed by the managed care company. This product generally provides higher revenue for the managed behavioral healthcare company, due to the fact that the Company bears the financial responsibility for the cost of delivering care. The Company’s risk-based products are risk-based network products (as defined by Open Minds).

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

Integrated EAP/Managed Behavioral Healthcare Products.   Integrated Products combine preventive and early intervention EAP products with more comprehensive managed behavioral healthcare programs. Integrated products offer employers comprehensive management and treatment of all aspects of behavioral healthcare. The managed behavioral healthcare program component of the Integrated Product can be risk-based or non-risk-based. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as defined by Open Minds) as risk-based products.

Utilization Review/Behavioral Care Management Products.   Under utilization review/care management products, a managed behavioral healthcare company manages and often arranges for treatment, but does not maintain a network of providers or assume any of the responsibility for the cost of providing treatment services. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as defined by Open Minds) as ASO products.

Non-Risk-Based Behavioral Network Products.   Under non-risk-based network products, the managed behavioral healthcare company manages the delivery of behavioral healthcare treatment services through a contracted network of behavioral healthcare providers but does not assume any of the responsibility for the cost of providing such services. Under these products, the managed care company provides a full array of managed care services, including selecting, credentialing and managing a network of providers, and performs utilization review, claims administration and care management functions. However, the customer remains responsible for the cost of providing the treatment services rendered. The Company categorizes its products within this segment of the managed behavioral healthcare industry (as defined by Open Minds) as ASO products.

Radiology Benefits Management

RBM companies were formed to address the escalating costs in diagnostic imaging. These companies focus on ensuring that imaging services are clinically appropriate and cost-effective. Magellan estimates that there are over 50 million lives currently covered by such RBM companies.

According to a Booz Allen Hamilton (a global strategy and technology consulting firm) report prepared for the Blue Cross Blue Shield Association, entitled “Medical Technology Cost Management Strategy,” it is estimated that in 2000, the diagnostic imaging industry was valued at $65 billion to $75 billion, including devices and equipment, consumables and supplies, facilities, and health service delivery. Additionally, Booz Allen Hamilton projected that expenditures for diagnostic imaging would grow $18 billion to $21 billion between 2000 and 2005, an increase of approximately 28 percent. Newer, high-cost technologies in imaging are experiencing the greatest amount of growth per a report by the Blue Cross Blue Shield Association, “Keeping Medical Technology Affordable: Diagnostic Imaging.” Costs for Magnetic Resonance Imaging (“MRI”) and Computed Tomography (“CT”) are growing twice as fast as those for X-rays and ultrasound. From 1999 to 2001, the number of MRI scans rose by more than 45 percent (from 9.3 million to 13.5 million), with a related increase in cost of scans of approximately $3.4 billion.

NIA manages diagnostic imaging services for its health plan customers. NIA focuses on utilization management of advanced imaging procedures which include MRIs, CT and Positron Emission Tomography (“PET”) and nuclear cardiology. These rapidly growing, high-cost procedures are significant contributors to the escalating cost trends in diagnostic imaging. NIA currently provides its utilization review services on a non-risk basis and does not maintain a network of providers or assume any of the responsibility for the cost of providing treatment services.

History

Prior to 1997, the Company’s primary business was the operation of psychiatric hospitals. In addition, the Company operated, through its human services segment, specialty home-based healthcare services. In late 1997 and early 1998, the Company completed its acquisition of Green Spring Health Services, Inc., purchased Human Affairs International, Incorporated, and acquired Merit Behavioral Care Corporation, which were three of the largest managed behavioral healthcare organizations. In September 1999, the Company completed its exit from the healthcare provider and franchising businesses and in March 2001 sold National Mentor, Inc. (“Mentor”), which represented the business and interests which comprised the Company’s human services segment. As a result of these transactions, the Company’s sole business through fiscal 2005 was the managed behavioral healthcare business.

Due primarily to the debt-financed acquisitions noted above, and the subsequent disposal activities, the Company had amassed over $1.0 billion in total debt as of September 30, 2002. The Company concluded that it could no longer support the existing capital structure and determined to restructure its debt to levels that were more in line with its operations. On March 11, 2003, the Company and 88 of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in order to accomplish such restructuring.

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

Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects, but the Company was recapitalized. Under the Plan, the Company’s senior secured bank indebtedness under its previous credit agreement (the “Old Credit Agreement”), as existing before the Effective Date, was paid in full, and other then-existing indebtedness (i.e., 9.375% senior notes due 2007 (the “Old Senior Notes”), 9% Senior Subordinated Notes due 2008 in the principal amount of $625.0 million (the “Old Subordinated Notes”) and other general unsecured creditor claims (“Other GUCs”)) and the then-existing equity interests in Magellan were cancelled as of the Effective Date in exchange for the distributions provided for by the Plan, all as of the Effective Date.

All distributions were made as of the Effective Date except for distributions related to disputed claims for Other GUCs, for which distributions were made subsequent to the Effective Date periodically as such disputed claims were settled. As of December 31, 2005, the total amount of outstanding, disputed claims for Other GUCs is $4.0 million (“Disputed Claims”). The Company does not believe that it is probable that any liability for the Disputed Claims will be incurred, and thus no liability has been recorded for the Disputed Claims as of December 31, 2005. Nonetheless, the Company has withheld from distribution 93,128 shares of Ordinary Common Stock (the “Reserved Shares”) which will be distributed in accordance with the terms of the Plan upon the final resolution of the Disputed Claims. If the Disputed Claims were to be settled for the full amount of $4.0 million, then the amount of additional consideration, in addition to the Reserved Shares, that the Company would be required to issue to the individual claimants that filed the Disputed Claims is cash of $1.2 million. If the Disputed Claims are settled for less than $4.0 million, some or all of the Reserved Shares will be distributed as an incremental distribution to Other GUCs whose claims have been allowed in the bankruptcy.

An affiliate of Onex Corporation, a Canadian corporation, (“Onex”), in connection with the Plan, purchased approximately 8.5 million shares of common stock of Magellan in the form of shares of Multi-Vote Common Stock. In May 2005 and November 2005, Onex disposed of all of its holdings in the Company, and therefore all of the outstanding Multi-Vote Common Stock converted into Ordinary Common Stock.

On January 19, 2005, the Bankruptcy Court entered a final decree closing the chapter 11 case.

Managed Behavioral Healthcare Products and Services

General.   The following table sets forth the approximate number of covered lives as of December 31, 2003, 2004 and 2005. The table also shows revenue for the fiscal years ended December 31, 2003, 2004 and 2005, for the types of managed behavioral healthcare programs offered by the Company:

	Predecessor Company(5)
Programs	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended December 31, 2003
Risk-Based products(1)	15.1	25.8%	$1,145.0	75.8%
EAP products(2)	14.4	24.6	147.5	9.8
ASO products	29.1	49.6	218.2	14.4
Total	58.6	100.0%	$1,510.7	100.0%

	Reorganized Company(5)
	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended December 31, 2004
Risk-Based products(1)	14.8	25.9%	$1,466.6	81.7%
EAP products(2)	13.1	23.0	117.3	6.5
ASO products	29.2	51.1	211.5	11.8
Total	57.1	100.0%	$1,795.4	100.0%

	Reorganized Company(5)
	Covered Lives		Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended December 31, 2005
Risk-Based products(1)	13.5	(3)	25.3%	$1,497.8	82.8%
EAP products(2)	13.4		25.1	110.5	6.1
ASO products	26.5	(4)	49.6	199.7	11.1
Total	53.4		100.0%	$1,808.0	100.0%

(1)   Includes Risk-Based Network Products.

(2)   Includes EAPs and Integrated Products.

(3)   Includes approximately 4.9 million covered lives related to contracts terminating effective December 31, 2005.

(4)   Includes approximately 7.2 million covered lives related to contracts terminating effective December 31, 2005.

(5)   Predecessor Company and Reorganized Company are defined in Item 6—“Selected Financial Data.”

The number of covered lives fluctuates based on several factors, including the number of contracts entered into by the Company and changes in the number of employees, subscribers or enrollees of the Company’s customers covered by such contracts.

Segments

General.   The following table sets forth the approximate number of covered lives as of December 31, 2003, 2004 and 2005 and the revenue for the fiscal years ended December 31, 2003, 2004 and 2005 of the Company’s behavioral customer segments as to each of which, together with its “Corporate and Other” segment, the Company reports segment financial information. The business activities of the Company’s behavioral customer segments are described below. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is reported internally.

	Predecessor Company(2)
	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended December 31, 2003
Health Plan Solutions	41.2	70.3%	$870.5	57.6%
Employer Solutions	14.7	25.1	159.0	10.5
Public Sector Solutions	2.7	4.6	481.2	31.9
Total	58.6	100.0%	$1,510.7	100.0%

	Reorganized Company(2)
	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended December 31, 2004
Health Plan Solutions	41.7	73.0%	$904.9	50.4%
Employer Solutions	13.4	23.5	135.7	7.6
Public Sector Solutions	2.0	3.5	754.8	42.0
Total	57.1	100.0%	$1,795.4	100.0%

	Reorganized Company(2)
	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Fiscal Year ended December 31, 2005
Health Plan Solutions(1)	37.9	71.0%	$907.8	50.2%
Employer Solutions	13.6	25.5	127.1	7.0
Public Sector Solutions	1.9	3.5	773.1	42.8
Total	53.4	100.0%	$1,808.0	100.0%

(1)          Includes approximately 12.1 million covered lives related to contracts terminating effective December 31, 2005.

(2)   Predecessor Company and Reorganized Company are defined in Item 6—“Selected Financial Data.”

See Note 15—“Business Segment Information” to the Company’s consolidated financial statements set forth elsewhere herein for additional segment financial information.

Health Plan Solutions.   The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with Blue Cross Blue Shield health plans and other managed care companies, health insurers and other health plans. This segment’s contracts encompass both risk-based and ASO contracts for commercial, Medicaid and Medicare members of the health plan. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

Employer Solutions.   The Company’s Employer Solutions segment generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment’s managed behavioral healthcare services are primarily ASO products.

Public Sector Solutions.   The Company’s Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment’s contracts encompass both risk-based and ASO contracts. See
“Risk Factors—Dependence on Government Spending for Managed Healthcare”; “—Possible Impact of Healthcare Reform” and “—Government Regulation.”

Customer Contracts

The Company’s contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer’s option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many of the Company’s contracts for managed behavioral healthcare are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company’s contracts with federal, state and local governmental agencies generally are conditioned on legislative appropriations. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company’s contracts generally provide for payment of a per member per month fee to the Company. See “Risk Factors—Risk-Based Products” and “—Reliance on Behavioral Healthcare Customer Contracts.”

Provider Network

The Company’s managed behavioral healthcare services and EAP treatment services are provided by a network of third-party providers, including behavioral healthcare professionals and facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. Network behavioral healthcare professionals include a variety of specialized behavioral healthcare personnel, such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals. Network facilities include psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment facilities and other treatment facilities.

The Company’s managed behavioral healthcare network consists of approximately 72,000 behavioral healthcare professionals, including facility locations, providing various levels of care nationwide. The Company’s network providers are almost exclusively independent contractors located throughout the local areas in which the Company’s customers’ beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company’s personnel are available to assist them with consultation and other needs.

Outpatient network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Outpatient network providers typically execute standard contracts with the Company under which they are generally paid on a fee-for-service basis.

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

Joint Ventures

The Company currently owns a 50.0 percent interest in Premier Behavioral Systems of Tennessee, LLC (“Premier”), which was formed to manage behavioral healthcare benefits for a certain portion of the State of Tennessee’s TennCare program. In addition, the Company contracts with Premier to provide certain services to the joint venture. Through fiscal 2003, the Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, in connection with the implementation of fresh start reporting, the Company early adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”), under which the Company has consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. Beginning in fiscal 2004, the Company has consolidated the results of operations of Premier in its consolidated statement of operations. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. See further discussion of FIN 46 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.” See Note 4—“Acquisitions and Joint Ventures” to the consolidated financial statements set forth elsewhere herein for further information on Premier.

As of December 31, 2005, the Company owned a 37.5 percent interest in Royal Health Care, LLC (“Royal”). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to seven managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. Effective February 2, 2006, the Company sold its Royal ownership interest back to Royal in exchange for cash proceeds of $20.5 million. See Note 4—“Acquisitions and Joint Ventures” to the consolidated financial statements set forth elsewhere herein for further information on Royal.

Competition

The Company’s business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, health maintenance organizations (‘‘HMOs’’), preferred provider organizations (“PPOs”), third-party administrators (“TPAs”), independent practitioner associations (“IPAs”), multi-disciplinary medical groups and other managed care companies, including managed healthcare services companies. Many of the Company’s competitors, particularly certain insurance companies and HMOs, are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company’s competitors provide a broader range of services. The Company may also encounter competition in the future from new market entrants. In addition, some of the Company’s customers that are managed care companies may seek to provide managed care services directly to their subscribers, rather than by contracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely solely on price increases to achieve revenue growth and expects to continue experiencing pricing pressures.

The Company believes it benefits from the competitive strengths described below:

Industry Leadership.   The Company believes that it is the largest provider of managed behavioral healthcare services in the United States, consistent with the enrollment data reported in Open Minds. Furthermore, the Company believes that NIA is the largest radiology benefits manager in the country. The Company believes this leadership position provides it with a base of treatment experience and expertise that is unmatched by any competitor and provides a value proposition that customers are seeking. The Company also believes there are certain economies of scale resulting from its large membership base and the Company continues to strive to achieve operating efficiencies in order to capitalize on such economies. See “Risk Factors—Competition,” for a discussion of the risks associated with the highly competitive nature of the managed behavioral healthcare industry.

Broad Product Offering and Nationwide Behavioral Provider Network.   The Company offers managed behavioral care products that can be designed to meet specific customer needs, including risk-based and partial risk-based products, integrated EAPs, stand-alone EAPs and ASO products. The Company’s managed behavioral healthcare network consists of approximately 72,000 behavioral healthcare providers, including professionals at all levels of care, such as psychiatrists, psychologists, licensed clinical social workers, substance abuse counselors and other professionals, and facilities at all points of the spectrum of behavioral health services such as psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The Company believes the breadth and depth of its provider network is a competitive asset. See “Risk Factors—Risk-Based Products,” for a discussion of the risks associated with risk-based products, which are the Company’s primary source of revenue.

Broad Base of Customer Relationships.   The Company’s customers include: (i) Blue Cross Blue Shield organizations; (ii) national HMOs and other mid-sized insurers; (iii) large corporations; (iv) state and local governmental agencies and (v) certain agencies of the federal government. The Company believes that its broad base of customer relationships provides the Company with opportunities for additional business from these customers. The Company also believes it has a unique array of customers that demonstrates credibility when competing for new business. See “Risk Factors—Reliance on Behavioral Healthcare Customer Contracts,” for a discussion of the risks associated with the Company’s reliance on certain contracts with payors of behavioral healthcare benefits.

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2005 to June 17, 2006. The general liability policies are written on an “occurrence” basis, subject to a $0.1 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.1 million per claim un-aggregated self-insured retention for professional liability. The Company is responsible for claims within its self-insured retentions, including portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization. See “Risk Factors—Professional Liability and Other Insurance,” for a discussion of the risks associated with the Company’s insurance coverage.

Regulation

General.   The managed healthcare services industry is subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review. In addition, the Company is subject to regulations concerning the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over healthcare services through the direct employment of physicians, psychiatrists or, in certain states, psychologists and other healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care business and the provision of healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role it assumes in connection with managing its customers’ employee benefit plans. The regulatory scheme generally applicable to the Company’s managed healthcare services operations is described in this section. The subjects of these regulations include Medicare and Medicaid fraud and abuse.

The Company believes its operations are structured to comply in all material respects with applicable laws and regulations and that it has received all licenses and approvals that are material to the operation of the business. However, regulation of the managed healthcare services industry is constantly evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company’s business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company’s business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional license requirements and/or regulation.

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

Regulators may impose operational restrictions on entities granted licenses to operate as insurance companies or HMOs. For example, the California Department of Managed Health Care has imposed certain restrictions on the ability of the Company’s California subsidiaries to fund the Company’s operations in other states, to guarantee or co-sign for the Company’s financial obligations, or to pledge or hypothecate the stock of these subsidiaries and on the Company’s ability to make certain operational changes with respect to these subsidiaries.

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

Licensing of Healthcare Professionals.   The provision of healthcare treatment services by physicians, psychiatrists, psychologists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals who provide healthcare treatment on behalf of or under contracts with the Company and the case managers and other personnel of the health services business are in compliance with the applicable state licensing requirements and current interpretations thereof. However, there can be no assurance that changes in such state licensing requirements or interpretations thereof will not adversely affect the Company’s existing operations or limit expansion. With respect to the Company’s crisis intervention program, additional licensing of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual’s residence. The Company believes that any such additional licenses could be obtained. However, there can be no assurance that such licensing requirements will not adversely affect the Company’s existing operations or limit expansion.

Prohibition on Fee Splitting and Corporate Practice of Professions.   The laws of some states limit the ability of a business corporation to directly provide, control or exercise excessive influence over healthcare services through the direct employment of physicians, psychiatrists, psychologists, or other healthcare professionals, who are providing direct clinical services. In addition, the laws of some states prohibit physicians, psychiatrists, psychologists, or other healthcare professionals from splitting fees with other persons or entities. These laws and their interpretations vary from state to state and enforcement by the courts and regulatory authorities may vary from state to state and may change over time. The Company believes that its operations as currently conducted are in material compliance with the applicable laws. However, there can be no assurance that the Company’s existing operations and its contractual arrangements with physicians, psychiatrists, psychologists and other healthcare professionals will not be successfully challenged under state laws prohibiting fee splitting or the practice of a profession by an unlicensed entity, or that the enforceability of such contractual arrangements will not be limited. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations.

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

HIPAA.   The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the Secretary of the Department of Health and Human Services (“HHS”) to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. Confidentiality and patient privacy requirements are particularly strict in the Company’s behavioral managed care business. In connection with HIPAA, the Company commissioned a dedicated HIPAA project management office to achieve compliance within the required timeframes. The Company believes it is currently in compliance with those provisions of HIPAA currently requiring compliance relating to transactions and code sets, privacy, security and the use of employer identification numbers. HIPAA regulations regarding provider identifiers have a required compliance date of May 23, 2007, and the Company intends to comply as required.

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

Other Regulation of Healthcare Providers.   The Company’s business is affected indirectly by regulations imposed upon healthcare providers. Regulations imposed upon healthcare providers include provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions, radiology, accreditation, government healthcare program participation requirements, reimbursements for patient services, Medicare and Medicaid fraud and abuse and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury.

Employees of the Registrant

At December 31, 2005, the Company had approximately 3,900 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

Available Information

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and Section 16 filings available, free of charge, on the Company’s website at http://www.magellanhealth.com as soon as practicable after the Company has electronically filed such material with, or furnished it to, the Securities and Exchange Commission (“SEC”). The information on the Company’s website is not part of or incorporated by reference in this report on Form 10-K.

Cautionary Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the caption “Risk Factors” below and elsewhere in this Form 10-K. When used in this Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “should” and similar expressions are intended to be forward-looking statements.

Item 1A.     Risk Factors

Fresh Start Reporting—The Company’s application of fresh start reporting makes it more difficult to compare the Company’s post-emergence operations and results to those in pre-emergence periods.

Due to the Company’s emergence from bankruptcy, the Company has implemented the fresh start reporting provisions of SOP 90-7 effective December 31, 2003. Fresh start reporting requires the Company to restate all assets and liabilities to reflect their fair values. As a result, the consolidated balance sheet as of and subsequent to December 31, 2003 and the statements of operations for periods after the Company’s emergence from bankruptcy are not comparable to the consolidated financial statements for the periods prior to the Company’s emergence from bankruptcy, which were prepared on a historical basis.

Reliance on Behavioral Healthcare Customer Contracts—The Company’s inability to renew, extend or replace expiring or terminated behavioral healthcare customer contracts could adversely affect the Company’s liquidity, profitability and financial condition.

Substantially all of the Company’s net revenue is derived from contracts with payors of behavioral healthcare benefits. Substantially all of these contracts may be terminated immediately with cause and many, including some of the Company’s most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company’s ten largest customers accounted for 70.3 percent and 74.0 percent of the Company’s net revenue in the fiscal years ended December 31, 2004 and 2005, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company’s net revenue and have a material adverse effect on the Company’s liquidity, profitability and financial condition.

The Company’s contracts with Aetna and the State of Tennessee’s (the “State”) TennCare program each generated revenues that exceeded ten percent of consolidated net revenues for each of the years ended December 31, 2004 and 2005. In addition, the Company’s contracts with subsidiaries of WellPoint, Inc., including WellChoice, Inc., which merged with WellPoint, Inc. effective December 29,

2005 (“WellPoint”), generated revenues that, in the aggregate, exceeded ten percent of consolidated net revenues for the year ended December 31, 2005.

The Company recorded net revenue from Aetna of $228.1 million and $245.0 million for the fiscal years ended December 31, 2004 and 2005, respectively. The Company’s contract with Aetna terminated on December 31, 2005.

Total revenue from the contracts with WellPoint approximated $202.2 million during the year ended December 31, 2005. Included in such amount is revenue of $25.1 million from contracts that expired during 2005 and were not renewed. Substantially all of the remaining $177.1 million of revenue is from contracts which have terms that extend through December 31, 2007.

The TennCare program provides health and other related benefits to Medicaid recipients in the State of Tennessee as well as to certain other uninsured individuals. The State has divided the TennCare program into three regions, and the Company’s TennCare contracts, which extend through June 30, 2007, currently encompass all of the TennCare membership for all three regions. The Company recorded $431.5 million and $432.7 million from its TennCare contracts during the years ended December 31, 2004 and 2005, respectively.

On November 6, 2005, TennCare announced that it had issued a Request for Information (“RFI”) with regard to a possible model for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. Subsequently, TennCare indicated that it will issue a Request for Proposals (“RFP”) in March 2006 for the management of healthcare, including behavioral care, for such enrollees of the Middle region. Because the Company’s contracts with TennCare can be terminated by TennCare prior to June 30, 2007, the contract for the Middle region would be terminated by TennCare should an implementation occur prior to June 30, 2007 of any contract awarded pursuant to the RFP. The RFI contemplated that TennCare was targeting October 2006 as the start date of any such contract awarded pursuant to the RFP. For the year ended December 31, 2005, revenue derived from TennCare enrollees residing in the Middle region amounted to $149.8 million.

Integration of Companies Acquired by Magellan—The Company’s profitability could be adversely affected if the integration of companies acquired by Magellan, including NIA, is not completed in a timely and effective manner.

As previously discussed, one of the Company’s growth strategies is to make strategic acquisitions which are complementary to its existing operations. NIA is the first such acquisition completed by the Company. After Magellan closes on an acquisition, it must integrate the acquired company into Magellan’s polices, procedures and systems. Failure to effectively integrate an acquisition could result in excessive costs being incurred (i.e. a delay in obtaining targeted synergies), decreased customer performance (which could result in contract penalties and/or terminations), increased employee turnover, and lost sales opportunities.

Changes in the Medical Managed Care Industry—Certain changes in the business practices of this industry could negatively impact the Company’s resources, profitability and results of operations.

Substantially all of the Company’s Health Plan Solutions segment net revenue is derived from customers in the medical managed care industry, including managed care companies, health insurers and other health plans. Some types of changes in this industry’s business practices could negatively impact the Company. For example, if the Company’s managed care customers seek to provide managed behavioral healthcare services directly to their subscribers, instead of contracting with the Company for such services, the Company could be adversely affected. In this regard, as noted above, the Company’s contract with Aetna terminated on December 31, 2005 and two contracts the Company had with subsidiaries of WellPoint were not renewed by the customer, and in each case the customer had decided to provide managed behavioral healthcare services directly to their subscribers. In addition to these customers, other managed care customers of the Company did not renew all or part of their contracts with the Company during 2005, and will instead provide managed behavioral healthcare services directly to their subscribers. The Company believes that the total impact of these non-renewals, including those relating to Aetna and the WellPoint affiliates, will be a reduction in 2006 revenues from that recorded in 2005 of approximately $326.2 million, $245.0 million of which relates to Aetna. Other of the Company’s customers that are managed care companies could also seek to provide managed behavioral healthcare services directly to their subscribers, rather than by contracting with the Company for such services. In addition, the Company has a significant number of contracts with Blue Cross Blue Shield plans and other regional health plans. Consolidation of the healthcare industry through acquisitions and mergers could potentially result in the loss of contracts for the Company. Any of these changes could reduce the Company’s net revenue, and adversely affect the Company’s profitability and financial condition.

Changes in the Contracting Model for Medicaid Contracts—Certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives could negatively impact the Company’s resources, profitability and results of operations.

Substantially all of the Company’s Public Sector Solutions segment net revenue is derived from direct contracts that it has with state or county governments for the provision of services to Medicaid enrollees. As previously discussed, the State of Tennessee has issued an RFI with regard to a possible model for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. In addition, certain other states have recently contracted with managed care companies to manage both the behavioral and physical medical care of its Medicaid enrollees. If the State of Tennessee, or other governmental entities, changes the method for contracting for Medicaid business to a fully integrated model, the Company will attempt to subcontract with the managed care organizations to provide behavioral healthcare management for such Medicaid business; however, there is no assurance that the Company would be able to secure such arrangements. Accordingly, if such a change in the contracting model were to occur, it is possible that the Company could lose current contracted revenues, as well as be unable to bid on potential new business opportunities, thus negatively impacting the Company’s profitability and financial condition.

Risk-Based Products—Because the Company provides services at a fixed fee, if the Company is unable to accurately predict and control healthcare costs, the Company’s profitability could decline.

The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment services (excluding at present the cost of pharmaceuticals or other medication) in exchange for a fixed fee. The Company refers to such arrangements as ‘‘risk-based contracts’’ or ‘‘risk-based products.’’ These arrangements provided 81.7 percent and 82.8 percent of the Company’s net revenue in the fiscal years ended December 31, 2004 and 2005, respectively. Profitability of these contracts could be reduced if the Company is unable to accurately estimate the rate of service utilization by members or the cost of such services when the Company prices its services. If the cost of services provided to members under a contract together with the administrative costs exceeds the aggregate fees received by the Company under such contract, the Company will incur a loss. The Company’s assumptions of these costs when the Company prices its services may not ultimately reflect actual utilization rates and costs, many aspects of which are beyond the Company’s control.

The Company’s profitability could also be reduced if the Company is required to make adjustments to estimates made in reporting historical financial results, particularly those regarding cost of care, reflected in the Company’s financial statements as medical claims payable. Medical claims payable includes reserves for incurred but not reported (‘‘IBNR’’) claims, which are claims for covered services rendered by the Company’s providers which have not yet been submitted to the Company for payment. The Company estimates and reserves for IBNR claims based on past claims payment experience, including the average interval between the date services are rendered and the date the claims are received and between the date services are rendered and the date claims are paid, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract-specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required.

Factors that affect the Company’s ability to price the Company’s services, control the Company’s costs or accurately make estimates of IBNR claims and other expenses for which the Company creates reserves may include changes in the Company’s assumptions for medical costs caused by changes in actual experience including:

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

•       changes in benefit plan design; and

•       implementation of new products by the Company

If the Company’s membership in risk-based business grows, the Company’s exposure to potential losses from risk-based products will also increase.

Furthermore, with respect to radiology benefits management, the Company believes that it is positioned to accelerate the growth of NIA by expanding NIA’s current product offering into risk-based products. The Company believes that it can leverage its information systems, call center, claims and network infrastructure as well as its financial strength and underwriting expertise to facilitate the development of a risk-based RBM product offering. Neither the Company nor NIA currently possesses any experience related to underwriting risk-based RBM products. If such risk-based RBM products are not correctly underwritten, the Company’s profitability and financial condition could be adversely affected.

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

•       performance-based contractual adjustments to net revenue, reflecting utilization results or other performance measures;

•       changes in estimates for contractual adjustments under commercial contracts;

•       retrospective membership adjustments;

•       the timing of implementation of new contracts and enrollment changes; and

•       changes in estimates regarding medical costs and IBNR claims.

These factors may affect the Company’s quarterly and annual net revenue, expenses and profitability in the future and, accordingly, the Company may fail to meet or exceed market expectations, which could cause the Company’s stock price to decline.

Dependence on Government Spending for Managed Healthcare—The Company can be adversely affected by changes in federal, state and local healthcare policies.

All of the Company’s Public Sector Solutions segment net revenue and a portion of the Company’s net revenue in the Company’s other two segments are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company’s ability to maintain or increase rates. The Company is unable to predict the impact on the Company’s operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company (See “Reliance on Behavioral Healthcare Customer Contracts”). In addition, the Company’s contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company’s contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors generally seek to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

Restrictive Covenants in the Company’s Debt Instruments—Restrictions imposed by the Company’s debt agreements limit the Company’s operating and financial flexibility. These restrictions may adversely affect the Company’s ability to finance the Company’s future operations or capital needs or engage in other business activities that may be in the Company’s interest.

The Company’s credit agreement with Deutsche Bank dated January 5, 2004, as amended (the ‘‘Credit Agreement’’), contains a number of covenants. These covenants limit Company management’s discretion in operating the Company’s business by restricting or limiting the Company’s ability, among other things, to:

•       incur or guarantee additional indebtedness or issue preferred or redeemable stock;

•       pay dividends and make other distributions;

•       repurchase equity interests;

•       make certain other payments called ‘‘restricted payments’’;

•       enter into sale and leaseback transactions;

•       create liens;

•       sell and otherwise dispose of assets;

•       acquire or merge or consolidate with another company; and

•       enter into some types of transactions with affiliates.

These restrictions could adversely affect the Company’s ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest. The Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the Credit Agreement, pursuant to its terms, would result in an event of default under the Credit Agreement. The Credit Agreement is guaranteed by most of the Company’s subsidiaries and is secured by most of the Company’s assets and the Company’s subsidiaries’ assets.

Required Assurances of Financial Resources—The Company’s liquidity, financial condition, prospects and profitability can be adversely affected by present or future state regulations and contractual requirements that the Company provide financial assurance of the Company’s ability to meet the Company’s obligations.

Some of the Company’s contracts and certain state regulations require the Company or certain of the Company’s subsidiaries to maintain specified cash reserves or letters of credit and/or to maintain certain minimum tangible net equity in certain of the Company’s subsidiaries as assurance that the Company has financial resources to meet the Company’s contractual obligations. Many of these state regulations also restrict the investment activity of certain of the Company’s subsidiaries. Some state regulations also restrict the ability of certain of the Company’s subsidiaries to pay dividends to Magellan. Additional state regulations could be promulgated that would increase the cash or other security the Company would be required to maintain. In addition, the Company’s customers may require additional restricted cash or other security with respect to the Company’s obligations under the Company’s contracts, including the Company’s obligation to pay IBNR claims and other medical claims not yet processed and paid. In addition, certain of the Company’s contracts and state regulations limit the profits that the Company may earn on risk-based business. The Company’s liquidity, financial condition, prospects and profitability could be adversely affected by the effects of such regulations and contractual provisions. See Note 3—“Summary of Significant Accounting Policies—Restricted Assets” to the consolidated financial statements set forth elsewhere herein for a discussion of the Company’s restricted assets.

Competition—The competitive environment in the managed healthcare services industry may limit the Company’s ability to maintain or increase the Company’s rates, which would limit or adversely affect the Company’s profitability, and any failure in the Company’s ability to respond adequately may adversely affect the Company’s ability to maintain contracts or obtain new contracts.

The Company’s managed healthcare services business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, HMOs, PPOs, TPAs, IPAs, multi-disciplinary medical groups and other managed care companies, including managed healthcare services companies. Many of the Company’s competitors, particularly certain insurance companies and HMOs, are significantly larger and have greater financial, marketing and other resources than the Company, which can create downward pressure on prices through economies of scale. The entrance or expansion of these larger companies in the managed healthcare services industry (including the Company’s customers who have insourced or who may choose to insource healthcare services) could increase the competitive pressures the Company faces and could limit the Company’s ability to maintain or increase the Company’s rates. If this happens, the Company’s profitability could be adversely affected. In addition, if the Company does not adequately respond to these competitive pressures, it could cause the Company to not be able to maintain its current contracts or to not be able to obtain new contracts.

Possible Impact of Healthcare Reform—Healthcare reform can significantly reduce the Company’s revenues or profitability.

The U.S. Congress is considering legislation that, among other things, would limit healthcare plans and methods of operations, limit employers’ and healthcare plans’ ability to define medical necessity and permit employers and healthcare plans to be sued in state courts for coverage determinations. It is uncertain whether the Company could recoup, through higher revenues or other measures, the increased costs of federally mandated benefits or other increased costs caused by such legislation or similar legislation. In addition, if any federal parity legislation is adopted and the difference in coverage limits for mental health coverage and medical health coverage is reduced or eliminated, any increase in net revenue the Company derives following such legislation may not be sufficient to cover the increase in costs that would result from a greater utilization of mental healthcare services. The Company cannot predict the effect of this legislation or other legislation that may be adopted by Congress, and such legislation, if implemented, could have an adverse effect on the Company.

Government Regulation—The Company is subject to substantial government regulation and scrutiny, which increase the Company’s costs of doing business and could adversely affect the Company’s profitability.

The managed healthcare services industry and the provision of managed healthcare services are subject to extensive and evolving federal and state regulation. Such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government investigations and allegations have become more frequent concerning possible violations of fraud and abuse and false claims statutes and regulations by healthcare organizations. Violators may be excluded from participating in government healthcare programs, subject to fines or penalties or required to repay amounts received from the government for previously billed services. A violation of such laws and regulations may have a material adverse effect on the Company.

The Company is subject to certain state laws and regulations and federal laws as a result of the Company’s role in management of customers’ employee benefit plans.

Regulatory issues may also affect the Company’s operations including, but not limited to:

•       additional state licenses that may be required to conduct the Company’s businesses, including utilization review and TPA activities;

•       limits imposed by state authorities upon corporations’ control or excessive influence over managed healthcare services through the direct employment of physicians, psychiatrists, psychologists or other professionals, and prohibiting fee splitting;

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

Risks Related To Realization of Goodwill and Intangible Assets—The Company’s profitability could be adversely affected if the value of intangible assets is not fully realized.

The Company’s total assets at December 31, 2005 reflect goodwill of approximately $290.2 million, representing approximately 27.1 percent of total assets. Furthermore, the Company anticipates that the January 31, 2006 acquisition of NIA will result in the establishment of additional goodwill and intangible assets during fiscal 2006. There can be no assurance that such goodwill or intangible assets will be realizable. The application of the fresh start reporting provisions of SOP 90-7 upon consummation of the Plan as of December 31, 2003 required the Company to value the Company’s assets and liabilities at fair market value. In accordance with these fresh start reporting provisions implemented as of December 31, 2003, the Company’s reorganization value was allocated to the Company’s tangible and identified intangible assets. Under SOP 90-7, if any portion of the Company’s reorganization value could not be allocated to specific assets, it was reported as goodwill. The Company completed the Company’s annual impairment analysis of goodwill as of October 1 noting that the fair value exceeded the associated carrying value; therefore, no impairment was recorded.

At December 31, 2005, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $30.4 million. Intangible assets are amortized over their estimated useful lives, which range from approximately four to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company’s business. The Company may not ever realize the value of such assets.

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

Risk of Potential Limitation of the Company’s Net Operating Loss Carryforwards (“NOLs”)—Certain future changes in the composition of the Company’s stockholder population could, in certain circumstances, limit the Company’s ability to use the Company’s NOLs.

The Company estimates that, as of December 31, 2005, the Company had NOLs of approximately $481 million. These NOLs expire in 2010 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs became subject to limitation under Internal Revenue Code section 382 (“Section 382”) upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire.

The limitations imposed by Section 382 provide that a corporation that undergoes an “ownership change” may generally thereafter only utilize its pre-change losses (including, in some cases, certain so-called “built-in” losses that have not yet been recognized for federal income tax purposes) to offset a fixed amount of taxable income per year. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% shareholders has increased by more than 50 percentage points over, at most, a three-year period (with certain groups of less-than-5% shareholders treated as a single shareholder for this purpose). The Company underwent such an ownership change upon consummation of its reorganization in January 2004. Subsequent changes in the Company’s stock ownership, including other sales of the Company’s common stock by 5% shareholders, certain purchases that result in 5% or greater ownership of the Company’s common stock, certain changes in the indirect beneficial ownership of the Company’s common stock, and issuances or redemptions of common stock by the Company, could result in another ownership change that would trigger an additional Section 382 limitation.

The application of another Section 382 limitation on the Company’s NOLs as a result of future ownership changes could reduce the amount of NOLs the Company could utilize in a year, and thereby have an adverse effect on the Company’s anticipated future cash flow, were, for example, the fair market value of the Company’s stock to decline significantly prior to such ownership change. In general, the amount of the annual limitation to which a corporation’s pre-change losses are subject following an ownership change is equal to the product of (1) the fair market value of the corporation’s stock immediately before the ownership change (subject to certain reductions) multiplied by (2) the “long-term tax-exempt rate” in effect for the month in which the ownership change occurs. In certain circumstances, the annual limitation for a particular year may be increased due to the subsequent recognition of so-called “built-in” gains that existed at the time of the ownership change. Any unused limitation may be carried forward, thereby increasing the annual limitation in the subsequent taxable year. However, if the Company did not continue the Company’s historic business or use a significant portion of the Company’s assets in a new business for two years after the ownership change, the resulting annual limitation would be reduced, possibly to zero.

Claims for Professional Liability—Pending or future actions or claims for professional liability (including any associated judgments, settlements, legal fees and other costs) could require the Company to make significant cash expenditures and consume significant management time and resources, which could have a material adverse effect on the Company’s profitability and financial condition.

Management and administration of the delivery of managed healthcare services, and the direct provision of healthcare treatment services, entail significant risks of liability. In recent years, participants in the managed healthcare industry have become subject to an increasing number of lawsuits. From time to time, the Company is subject to various actions and claims of professional liability alleging negligence in performing utilization review activities, as well as for the acts or omissions of the Company’s employees, network providers or others. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in the Company’s programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or the Company’s network providers. The Company is also subject to actions and claims for the costs of services for which payment was denied. Many of these actions and claims seek substantial damages and require the Company to incur significant fees and costs related to the Company’s defense and consume significant management time and resources, which could have a material adverse effect on the Company’s profitability and financial condition.

Professional Liability and Other Insurance—Claims brought against the Company that exceed the scope of the Company’s liability coverage or denial of coverage could materially and adversely affect the Company’s profitability and financial condition.

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company’s potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2005, the Company had approximately $4 million of such bonds outstanding. The Company’s insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company’s insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company’s customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company’s programs, such indemnification may not be covered under the Company’s insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company’s alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company’s insurance policies. The Company also has potential liability relating to the self-insurance program the Company maintained previously with respect to the Company’s provider business. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company’s profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

Class Action Suits and Other Legal Proceedings—The Company could be targeted by class action and other lawsuits that could result in material liabilities to the Company or cause the Company to incur material costs, to change the Company’s operating procedures in ways that increase costs or to comply with additional regulatory requirements.

Managed healthcare companies have been targeted as defendants in national class action lawsuits regarding their business practices. The Company has been subject to such class actions as defendants and is also subject to other lawsuits and legal proceedings in conducting the Company’s business. These lawsuits may take years to resolve and cause the Company to incur substantial litigation expenses and the outcomes could have a material adverse effect on the Company’s profitability and financial condition. In addition to potential damage awards, depending upon the outcomes of such cases, these lawsuits may cause or force changes in practices of the Company’s industry and may also cause additional regulation of the industry through new federal or state laws or new applications of existing laws or regulations. Such changes could increase the Company’s operating costs.

Government Investigations—The Company may be subjected to additional regulatory requirements and to investigations or regulatory action by governmental agencies, each of which may have a material adverse effect on the Company’s business, financial condition and results of operations.

From time to time, the Company receives notifications from and engages in discussions with various government agencies concerning the Company’s managed care businesses and operations. As a result of these contacts with regulators, the Company may, as appropriate, be required to implement changes to the Company’s operations, revise the Company’s filings with such agencies and/or seek additional licenses to conduct the Company’s business. The Company’s inability to comply with the various regulatory requirements may have a material adverse effect on the Company’s business.

In addition, the Company may become subject to regulatory investigations relating to the Company’s business, which may result in litigation or regulatory action. A subsequent legal liability or a significant regulatory action against the Company could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, even if the Company ultimately prevails in the litigation, regulatory action or investigation, such litigation, regulatory action or investigation could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The Company currently leases approximately 0.8 million square feet of office space comprising 38 offices in 22 states and Puerto Rico with terms expiring between January 2006 and January 2013. The Company’s principal executive offices are located in Avon, Connecticut, which lease expires in July 2012. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

Item 3.                        Legal Proceedings

The management and administration of the delivery of managed healthcare services entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to suicides and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. See also “Risk Factors—Claims for Professional Liability.” Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

The Company is subject to or party to certain litigation and claims relating to its operations and business practices. Except as otherwise provided under the Plan, litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”) was enjoined as of the Effective Date as a consequence of the confirmation of the Plan and may not be pursued over the objection of Magellan or such subsidiary unless relief is provided from the effect of the injunction. The Company believes that the Pre-petition Litigation claims with respect to which distributions have been provided for under the Plan constitute general unsecured claims and, to the extent allowed by the Plan, would be resolved as Other GUCs.

In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Since January 6, 2004, shares of the Company’s Ordinary Common Stock, $0.01 par value per share (“Ordinary Common Stock”) have traded on the Nasdaq Stock Market under the symbol “MGLN.” For further information regarding the Company’s Ordinary Common Stock, see Note 8—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein. Warrants to purchase shares of the Company’s Ordinary Common Stock have traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol MGLNW since February 2, 2004. The following tables set forth the high and low closing bid prices of the Company’s Ordinary Common Stock as reported by the Nasdaq National Market from January 6, 2004 through December 31, 2004 and for the year ended December 31, 2005, as follows:

	Ordinary Common Stock Sales Prices
	High	Low
2004
Period from January 6, 2004 through March 31, 2004	$29.01	$26.25
Second Quarter	33.99	27.65
Third Quarter	39.29	29.22
Fourth Quarter	38.46	31.39
2005
First Quarter	$37.14	$33.00
Second Quarter	35.79	30.51
Third Quarter	37.09	34.34
Fourth Quarter	34.95	27.87

As of December 31, 2005, there were approximately 328 stockholders of record of the Ordinary Common Stock, and there were no outstanding shares of Multi-Vote Common Stock. The stockholders of record data for the Ordinary Common Stock does not reflect stockholders whose stock was held on that date by the Depository Trust Company or other intermediaries.

Dividends

The Company did not declare any dividends during either of the fiscal years ended December 31, 2004 or 2005. The Company is prohibited from paying dividends on the Ordinary Common Stock under the terms of the Credit Agreement, except in very limited circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources—Restrictive Covenants in Debt Agreements.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2005 with respect to the 2003 Management Incentive Plan (“MIP”).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	4,014,711	(1)	$18.50	912,576	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	4,014,711	(1)	$18.50	912,576	(2)

(1)    Excludes 251,889 shares issued as of December 31, 2005 as restricted stock grants to, or purchased as restricted stock by, employees under the MIP and 31,595 shares issued as of December 31, 2005, subject to certain restrictions, as grants to certain of the Company’s directors under the Company’s respective 2004 and 2005 Director Stock Compensation Plans.

(2)    Consists of 912,576 shares remaining available for issuance as of December 31, 2005 under the MIP (under which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options, warrants and rights and the shares of restricted stock issued as referred to in footnote (1) above. Of the 912,576 shares available for future grants under the terms of the MIP, 891,791 shares are reserved for future issuances of options. For further discussion, see Note 8—“Stockholders’ Equity” to the Company’s consolidated financial statements set forth elsewhere herein.

Item 6.                        Selected Financial Data

In May 2003, the Company’s board of directors approved a change in the Company’s fiscal year. Instead of a fiscal year ending on September 30, the Company adopted a fiscal year that coincided with the calendar year, effective December 31, 2002. On August 12, 2003, the Company filed with the SEC a Transition Report on Form 10-K for the three-month period ended December 31, 2002. Throughout this Report on Form 10-K, references to the Company’s historical financial information prior to December 31, 2002 will refer to the Company’s former fiscal year end of September 30. For example, fiscal year 2002 corresponds to the twelve-month period ended September 30, 2002, and references to fiscal 2003, 2004 and 2005 relate to the Company’s fiscal years ended December 31, 2003, 2004 and 2005, respectively. The following table sets forth selected historical consolidated financial information of the Company as of and for each of the fiscal years ended September 30, 2001 and 2002, and as of and for the three-month transition period ended December 31, 2002 and unaudited comparable data as of and for the three months ended December 31, 2001. The table also sets forth selected historical consolidated financial information of the Company as of and for each of the fiscal years ended December 31, 2003, 2004 and 2005.

In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of SOP 90-7 with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. Under the provisions of SOP 90-7, fresh start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions to the Plan were satisfied as of December 29, 2003 (the “Material Conditions Date”). Due to the proximity of the Material Conditions Date to year end and the immateriality of the results of operations for the intervening two-day period through December 31, 2003, the Company applied fresh start reporting as if the material conditions were satisfied as of December 31, 2003. All adjustments and reorganization expenses as a result of the application of fresh start reporting are reflected in the consolidated financial statements as of and for the year ended December 31, 2003. See “Critical Accounting Policies and Estimates” in Item 7 and Note 1—“General—Accounting for Consummation of the Plan” to the consolidated financial statements set forth elsewhere herein for further discussion of fresh start reporting and adjustments recorded pursuant to the application of SOP 90-7 by the Company.

As a result of the application of the fresh start reporting provisions of SOP 90-7, the consolidated balance sheets of the Company prior to December 31, 2003 are not comparable with the consolidated balance sheets as of, and subsequent to, December 31, 2003. All balance sheet data as of, and subsequent to December 31, 2003 represents balances of the “Reorganized Company,” and all balance sheet data prior to December 31, 2003 represents balances of the “Predecessor Company.” Statement of operations and statement of cash flows data for all periods prior to January 1, 2004 represents the results of the Predecessor Company. Accordingly, all references to the Company with respect to disclosures of amounts recorded (i) through or prior to December 31, 2003 in relation to statement of operations or cash flow items; and (ii) prior to December 31, 2003 in relation to balance sheet items, relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded or to be recorded (i) after December 31, 2003 in relation to statement of operations or cash flow items; and (ii) on or after December 31, 2003 in relation to balance sheet items, relate to the Reorganized Company.

As a result of the Company’s financial restructuring under chapter 11 of the Bankruptcy Code commenced in March 2003 and consummated on the Effective Date, and the Company’s implementation of fresh start reporting effective December 31, 2003, the selected financial data as of and for the years ended December 31, 2003, 2004 and 2005 are not comparable to the prior periods presented. Selected financial data as of and for the fiscal year ended December 31, 2003 includes the following significant unusual items:

•       Net reorganization benefit related to continuing operations of approximately $438.2 million, incurred in connection with the Company’s financial restructuring. The reorganization benefit is primarily comprised of a net fresh start reorganization gain as a result of the application of fresh start reporting, a net benefit of approximately $7.5 million from lease rejections and court approved claim reductions, and interest income of approximately $1.1 million, which benefits were partially offset by expenses which include the write-off of deferred financing costs of approximately $18.5 million related to the Old Senior Notes and Old Subordinated Notes and approximately $31.6 million of professional fees incurred in conjunction with the financial restructuring activities and chapter 11 proceedings. The Company also recorded a net reorganization benefit related to discontinued operations of $20.3 million, inclusive of a $0.8 million tax benefit.

•       Pursuant to FIN 46, the Reorganized Company’s balance sheets as of December 31, 2003, 2004 and 2005 include the assets and liabilities of the Premier joint venture, a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. See Note 3—“Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to the consolidated financial statements set forth elsewhere herein for discussion of FIN 46. The Reorganized Company early adopted FIN 46 on December 31, 2003, as early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. The joint venture was accounted for under the equity method of accounting by the Company through December 31, 2003. As such, the assets and liabilities of Premier are not included in the Company’s balance sheet accounts as of the end of any of the previous periods presented.

See Note 3—“Summary of Significant Accounting Policies — Financial Reporting Under the Bankruptcy Code” to the consolidated financial statements set forth elsewhere herein for discussion of fresh start adjustments recorded by the Company.

Net loss for fiscal 2002 included the effect of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which resulted in the Company recognizing an impairment loss of $207.8 million before taxes ($191.6 million after taxes), in the first quarter of fiscal 2002, recorded as a cumulative effect of a change in accounting principle, separate from operating results. Adoption of SFAS 142 also resulted in goodwill impairment charges of $415.9 million and $28.8 million in fiscal 2002 and fiscal 2003, respectively. In accordance with SFAS 142, the Company did not record goodwill amortization, which would have amounted to approximately $31.1 million and $31.8 million in fiscal 2002 and 2003, respectively, and $7.9 million and $7.8 million during the three months ended December 31, 2001 and 2002, respectively, had SFAS 142 not been adopted. In addition, the Company’s capital restructuring activities and financial condition resulted in uncertainty as of September 30, 2002 as to the Company’s ability to realize its net operating loss carryforwards and other deferred tax assets. Accordingly, as of September 30, 2002, the Company recorded an increase to its valuation allowance of $200.5 million, resulting in a valuation allowance covering all of its net deferred tax assets.

The operating results for fiscal 2001 were positively impacted by settlements of certain contract appeals. For fiscal 2001, net revenue and equity in earnings of unconsolidated subsidiaries included $30.3 million and $22.6 million, respectively, related to such settlements. For fiscal 2001, income from continuing operations and net income each included approximately $31.7 million related to the positive impact of these settlements. Additionally, in the fourth quarter of fiscal 2002, the Company adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which led to the reclassification of losses due to early extinguishment of debt in fiscal 2001 from extraordinary losses to losses from operations.

On December 8, 2004, the Company was informed that Aetna planned to exercise its option to purchase, on December 31, 2005, certain assets of the Company used in the management of behavioral healthcare services for Aetna’s members (the “Aetna Assets”). On February 23, 2005, the Company and Aetna executed an Asset Purchase Agreement related to Aetna’s purchase of the Aetna Assets. On December 30, 2005, effective for and as of December 31, 2005, the Company closed on the sale to Aetna of the Aetna Assets. The sale was concluded pursuant to the terms of a certain Asset Purchase Agreement dated February 23, 2005, as amended. The total consideration to be received by the Company is expected to be approximately $57.1 million, consisting of $30.0 million for the Aetna Assets and approximately $27.1 million for the delivery by the Company of executed addenda with Aetna to certain of the Company’s network provider contracts (the “Network Amount”). At closing, Aetna paid the $30 million for the Aetna Assets and approximately $25.8 million of the Network Amount, with the remaining approximately $1.3 million of the Network Amount, which is subject to adjustment, to be paid 120 days after closing based upon the final calculation of the Network Amount. The adjustment is not expected to be material. In connection with the closing, the Company paid approximately $50.2 million to Aetna in satisfaction of outstanding principal and interest on its previously issued promissory note to Aetna.

Selected consolidated financial information for the years ended December 31, 2003, 2004 and 2005 and as of December 31, 2004 and 2005 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. As discussed in Note 2—“Restatements of Previously Issued Consolidated Financial Statements” to the consolidated financial statements set forth elsewhere herein, the Company has restated its consolidated financial statements for the fiscal year ended December 31, 2004. Selected consolidated financial information for the fiscal years ended September 30, 2001 and 2002 and for the three months ended December 31, 2002 and as of September 30, 2001 and 2002 and December 31, 2002 and 2003 has been derived from the Company’s audited consolidated financial statements not included in this Form 10-K. The selected consolidated financial information as of and for the three months ended December 31, 2001 is unaudited. The selected financial data set forth below also should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

	Predecessor Company					Reorganized Company
	Fiscal Year Ended			Three Months Ended		Fiscal Year Ended
	September 30,		December 31,	December 31,		December 31,
	2001	2002	2003	2001(1)	2002	2004	2005
						(Restated)
Statement of Operations Data:
Net revenue	$1,755,512	$1,753,058	$1,510,746	$444,842	$445,890	$1,795,402	$1,808,003
Cost of care	1,097,448	1,125,754	906,484	275,671	281,710	1,190,594	1,204,659
Direct service costs and other operating expenses	459,594	459,560	418,402	119,422	109,723	376,871	361,726
Equity in earnings of unconsolidated subsidiaries	(36,566)	(13,006)	(6,202)	(3,177)	(2,138)	(5,277)	(4,350)
Depreciation and amortization	68,294	47,558	48,047	11,190	14,380	42,489	49,088
Interest expense (Contractual interest of $106,328 in fiscal 2003)	110,423	97,596	61,016	23,719	25,333	37,124	44,005
Interest income	(10,121)	(5,365)	(2,873)	(1,310)	(1,010)	(6,127)	(17,464)
Stock compensation expense	—	—	—	—	—	23,152	15,807
Gain on disposition of Aetna Assets	—	—	—	—	—	—	(56,367)
Reorganization benefit, net	—	—	(438,217)	—	—	—	—
Goodwill impairment charges	—	415,880	28,780	—	—	—	—
Special charges (benefits)	3,340	15,729	9,528	4,485	3,907	5,038	(556)
Income (loss) from continuing operations before income taxes and minority interest	63,100	(390,648)	485,781	14,842	13,985	131,538	211,455
Provision for income taxes	33,732	151,609	33,813	6,086	3,129	64,835	82,405
Income (loss) from continuing operations before minority interest	29,368	(542,257)	451,968	8,756	10,856	66,703	129,050
Minority interest, net	78	47	253	16	27	347	58
Income (loss) from continuing operations	29,290	(542,304)	451,715	8,740	10,829	66,356	128,992
Income (loss) from discontinued operations(2)	(4,735)	4,802	(20,272)	978	900	(2,041)	1,597
Reorganization benefit, net(2)	—	—	20,327	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	24,555	(537,502)	451,770	9,718	11,729	64,315	130,589
Cumulative effect of change in accounting principle(2)	—	(191,561)	—	(191,561)	—	—	—
Net income (loss)	24,555	(729,063)	451,770	(181,843)	11,729	64,315	130,589
Preferred dividends (Contractual dividends of $4,788 in fiscal 2003)	4,527	4,657	883	1,075	1,243	—	—
Amortization of redeemable preferred stock issuance costs, and other	522	540	172	143	136	—	—
Preferred stock reorganization items, net(2)	—	—	2,668	—	—	—	—
Income (loss) available to common stockholders	$19,506	$(734,260)	$448,047	$(183,061)	$10,350	$64,315	$130,589
Income (loss) per common share available to common stockholders—basic:
Income (loss) from continuing operations	$0.72	$(15.71)	$12.69	$0.22	$0.27	$1.88	$3.59
Income (loss) from discontinued operations	(0.14)	0.14	—	0.03	0.02	(0.06)	0.04
Cumulative effect of change in accounting principle	—	(5.50)	—	(5.53)	—	—	—
Net income (loss)	$0.58	$(21.07)	$12.69	$(5.28)	$0.29	$1.82	$3.63
Income (loss) per common share available to common stockholders—diluted:
Income (loss) from continuing operations	$0.69	$(15.71)	$10.86	$0.21	$0.26	$1.83	$3.42
Income (loss) from discontinued operations	(0.13)	0.14	—	0.02	0.02	(0.06)	0.04
Cumulative effect of change in accounting principle	—	(5.50)	—	(4.55)	—	—	—
Net income (loss)	$0.56	$(21.07)	$10.86	$(4.32)	$0.28	$1.77	$3.46

	Predecessor Company				Reorganized Company
	September 30,		December 31,		December 31,
	2001	2002	2001(1)	2002	2003	2004	2005
					(Restated)
Balance Sheet Data:
Current assets	$274,011	$283,730	$293,276	$286,131	$630,223	$540,495	$540,777
Current liabilities	430,285	1,494,412	425,182	1,477,999	523,531	362,843	311,925
Property and equipment, net	94,322	86,773	90,369	85,659	122,082	120,604	102,898
Total assets	1,666,705	1,004,080	1,667,730	998,917	1,292,017	1,164,281	1,069,486
Total debt and capital lease obligations	1,006,356	1,049,354	1,005,369	1,048,158	493,699	379,478	63,084
Stockholders’ equity (deficit)	$162,188	$(570,672)	$170,729	$(560,322)	$387,911	$472,996	$633,077

(1)    Amounts are unaudited.

(2)    Net of income taxes.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K includes “forward-looking statements” within the meaning of the Securities Act and the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading “Risk Factors” in Item 1A and elsewhere in this Form 10-K. When used in this Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “should” and similar expressions are intended to be forward-looking statements. Also, capitalized or defined terms included in Item 7 have the meanings set forth in Item 1 of this Form 10-K.

Restatements of Previously Issued Consolidated Financial Statements

On March 7, 2006, the Company announced that it was restating previously filed financial statements to correct the Company’s accounting for reversals of valuation allowances pertaining to deferred tax assets (excluding deferred tax assets related to the Company’s net operating loss carryforwards) that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. The Company had recorded the reversals of valuation allowances for such deferred tax assets as reductions to the Company’s income tax provision. In accordance with SOP 90-7 and EITF D-33, such reversals of valuation allowances should be recorded as reductions to goodwill. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended December 31, 2004, and for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. All applicable financial information contained in this Form 10-K gives effect to these restatements. Consequently, reliance should not be placed upon the financial statements for the aforementioned fiscal periods that have been included in the Company’s previous filings with the SEC or included in previous announcements. For further information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see Note 2—“Restatements of Previously Issued Consolidated Financial Statements” and Note 16—“Selected Quarterly Financial Data” to the consolidated financial statements set forth elsewhere herein.

Business Overview

The Company is engaged in the managed healthcare services business. It currently provides managed behavioral healthcare services and it recently expanded into radiology benefits management through the acquisition of NIA. At December 31, 2005, the Company managed the behavioral healthcare of approximately 53.4 million individuals, which included approximately 12.1 million of covered lives related to contracts terminating effective December 31, 2005.

Within the managed behavioral healthcare business, the Company operates in the following four segments, based on the services it provides and/or the customers that it serves: (i) Magellan Health Plan Solutions (“Health Plan Solutions”); (ii) Magellan Employer Solutions (“Employer Solutions”); (iii) Magellan Public Sector Solutions (“Public Sector Solutions”) and (iv) Corporate and Other.

Health Plan Solutions.   The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with Blue Cross Blue Shield health plans and other managed care companies, health insurers and other health plans. This segment’s contracts encompass both risk-based and ASO contracts for commercial, Medicaid and Medicare members of the health plan. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

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

Risk contracts in the Public Sector Solutions segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan Solutions and Employer Solutions segments due to the nature of populations, benefits provided and other matters. See “Risk Factors—Dependence on Government Spending for Managed Healthcare,” “—Possible Impact of Healthcare Reform” and “—Government Regulation.”

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

Fresh Start Reporting.   In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of SOP 90-7, with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. Under the provisions of SOP 90-7, fresh start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions to the Plan were satisfied as of the Material Conditions Date. Due to the proximity of the Material Conditions Date to year end and the immateriality of the results of operations for the intervening two-day period through December 31, 2003, the Company applied fresh start reporting as if the material conditions were satisfied as of December 31, 2003. All adjustments and reorganization expenses as a result of the application of fresh start reporting are reflected in the consolidated financial statements as of and for the year ended December 31, 2003 included elsewhere herein.

As a result of the application of the fresh start reporting provision of SOP 90-7, the consolidated balance sheets of the Company prior to December 31, 2003 are not comparable with the consolidated balance sheets as of, and subsequent to, December 31, 2003. All balance sheet data as of, and subsequent to December 31, 2003 represents balances of the “Reorganized Company,” and all balance sheet data prior to December 31, 2003 represents balances of the “Predecessor Company.” Statement of operations and statement of cash flows data for all periods prior to January 1, 2004 represents the results of the

Predecessor Company. Accordingly, all references to the Company with respect to disclosures of amounts recorded (i) through or prior to December 31, 2003 in relation to statement of operations or cash flow items; and (ii) prior to December 31, 2003 in relation to balance sheet items, relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded or to be recorded (i) after December 31, 2003 in relation to statement of operations or cash flow items; and (ii) on or after December 31, 2003 in relation to balance sheet items, relate to the Reorganized Company.

Upon adoption of fresh start reporting as of December 31, 2003, the Company created, in substance, per SOP 90-7, a new reporting entity. The Reorganized Company has adopted the same accounting policies as the Predecessor Company with the exception of the date on which the Reorganized Company performs its annual goodwill impairment test under SFAS No. 142.

Managed Care Revenue.   Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues approximated $1.3 billion, $1.6 billion and $1.6 billion for the fiscal years ended December 31, 2003, 2004 and 2005, respectively.

Performance-based Revenue.   The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $8.5 million, $12.8 million and $14.5 million in the fiscal years ended December 31, 2003, 2004 and 2005, respectively.

Cost of Care, Medical Claims Payable and Other Medical Liabilities.   Cost of care is recognized in the period in which members received managed healthcare services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable.

Medical claims payable represents the liability for healthcare claims reported but not yet paid and IBNR related to the Company’s managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause the estimates to change in the near term. The following table presents the components of the change in medical claims payable for the years ended December 31, 2004 and 2005 (in thousands):

	2004	2005
Medical claims payable, beginning of period	$179,141	$165,547
Cost of care:
Current year	1,197,658	1,204,051
Prior years	(7,064)	608
Total cost of care	1,190,594	1,204,659
Claim payments and transfers to other medical liabilities:
Current year	1,050,300	1,061,952
Prior years	153,888	144,241
Total claim payments and transfers to other medical liabilities	1,204,188	1,206,193
Medical claims payable, end of period	$165,547	$164,013

Other medical liabilities consist primarily of “reinvestment” payables under certain managed behavioral healthcare contracts with Medicaid customers. Under this type of contract, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to “reinvest” such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs.

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

Goodwill.   Goodwill is accounted for in accordance with SFAS 142, which requires the Company to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. In accordance with SFAS 142, the book value of goodwill is assigned to the Company’s reporting units.

Deferred Taxes.   The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), as it applies to companies that have implemented the fresh start reporting provisions of SOP 90-7. The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

The Company changed its income tax reporting year to a calendar year basis in conformity with its financial reporting year effective December 31, 2003.

For federal income tax purposes, the cancellation of indebtedness event with respect to the discharge of the Old Subordinated Notes in the bankruptcy occurred on the date of the Company’s emergence from bankruptcy (January 5, 2004) and the actual attribute reduction calculation, if any, as set forth under Internal Revenue Code Section 108 occurred immediately after December 31, 2004 (the taxable year of discharge) and generally after determining the income tax liability for 2004.

After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, the Company estimates that it has reportable NOLs as of December 31, 2005 of approximately $481 million available to reduce future federal taxable income. These estimated NOLs expire in 2010 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of NOLs became subject to limitation under Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of deferred tax assets, inclusive of NOLs, that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 will be accounted for as reductions to goodwill rather than income tax provision and, therefore, only benefit cash flows due to reduced tax payments. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal alternative minimum tax.

Valuation allowances on deferred tax assets (including NOLs) are estimated based on the Company’s assessment of the realizability of such amounts. The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its deferred tax assets. Accordingly, the Company had a valuation allowance covering substantially all of its deferred tax assets at December 31, 2004 and 2005, net of deferred tax liabilities and other tax contingencies. As of December 31, 2004 and 2005, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net deferred tax assets which are more likely than not to be realizable. The Company continues to assess its position relative to the potential future realization of the deferred tax assets for which valuation allowances have been recorded. If the Company subsequently determines that such deferred tax assets are more likely than not realizable, then the valuation allowances recorded for such deferred tax assets will be reversed. The reversal of valuation allowances for deferred tax assets that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 would be recorded as a reduction to goodwill.

Results of Operations

The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization, interest expense, interest income, stock compensation expense, the gain on disposition of Aetna Assets, bankruptcy reorganization charges and benefits, goodwill impairment charges, special charges (benefits), income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant. See Note 15—“Business Segment Information” to the Company’s consolidated financial statements set forth elsewhere herein. The Company’s behavioral customer segments are defined above. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is managed and reported internally.

The table below summarizes, for the periods indicated, operating results by business segment (in thousands):

	Health		Public	Corporate
	Plan	Employer	Sector	and
	Solutions	Solutions	Solutions	Other	Consolidated
Predecessor Company:
Fiscal Year Ended December 31, 2003
Net revenue	$870,540	$159,034	$481,172	$—	$1,510,746
Cost of care	464,128	44,858	397,498	—	906,484
Direct service costs	180,336	79,071	40,466	—	299,873
Other operating expenses	—	—	—	118,529	118,529
Equity in (earnings) loss of unconsolidated subsidiaries	(6,560)	—	358	—	(6,202)
Segment profit (loss)	$232,636	$35,105	$42,850	$(118,529)	$192,062

	Health		Public	Corporate
	Plan	Employer	Sector	and
	Solutions	Solutions	Solutions	Other	Consolidated
Reorganized Company:
Fiscal Year Ended December 31, 2004
Net revenue	$904,872	$135,676	$754,854	$—	$1,795,402
Cost of care	484,047	37,168	669,379	—	1,190,594
Direct service costs	170,131	66,294	40,528	—	276,953
Other operating expenses	—	—	—	99,918	99,918
Equity in earnings of unconsolidated subsidiaries	(5,277)	—	—	—	(5,277)
Segment profit (loss)	$255,971	$32,214	$44,947	$(99,918)	$233,214

	Health		Public	Corporate
	Plan	Employer	Sector	and
	Solutions	Solutions	Solutions	Other	Consolidated
Reorganized Company:
Fiscal Year Ended December 31, 2005
Net revenue	$907,796	$127,090	$773,117	$—	$1,808,003
Cost of care	501,831	30,256	672,572	—	1,204,659
Direct service costs	162,507	64,552	29,475	—	256,534
Other operating expenses	—	—	—	105,192	105,192
Equity in earnings of unconsolidated subsidiaries	(4,350)	—	—	—	(4,350)
Segment profit (loss)	$247,808	$32,282	$71,070	$(105,192)	$245,968

The following table reconciles Segment Profit as calculated in the table above to consolidated income from continuing operations before income taxes and minority interest for the years ended December 31, 2003, 2004 and 2005:

	Predecessor
	Company	Reorganized Company
	2003	2004	2005
Segment Profit	$192,062	$233,214	$245,968
Depreciation and amortization	(48,047)	(42,489)	(49,088)
Interest expense	(61,016)	(37,124)	(44,005)
Interest income	2,873	6,127	17,464
Stock compensation expense	—	(23,152)	(15,807)
Gain on disposition of Aetna Assets	—	—	56,367
Reorganization benefit, net	438,217	—	—
Goodwill impairment charges	(28,780)	—	—
Special (charges) benefits	(9,528)	(5,038)	556
Income from continuing operations before income taxes and minority interest	$485,781	$131,538	$211,455

Year ended December 31, 2005 (“Fiscal 2005”), compared to the year ended December 31, 2004 (“Fiscal 2004”)

Health Plan Solutions

Net Revenue

Net revenue related to the Health Plan Solutions segment increased by 0.3 percent or $2.9 million from Fiscal 2004 to Fiscal 2005. The increase in revenue is mainly due to favorable rate changes of $46.7 million, net increased membership from existing customers of $21.9 million, and other net changes totaling $3.0 million, which increases were partially offset by decreases due to terminated contracts of $63.2 million and favorable contractual settlements with customers in Fiscal 2004 related to prior periods of $5.5 million.

Cost of Care

Cost of care increased by 3.7 percent or $17.8 million from Fiscal 2004 to Fiscal 2005. The increase in cost of care is primarily due to net increased membership from existing and new customers of $8.7 million, favorable medical claims development related to prior periods recorded in Fiscal 2004 of $7.1 million, and higher costs due to care trends and other net variances of $40.1 million, which increases were partially offset by terminated contracts of $38.1 million. Cost of care increased as a percentage of risk revenue from 66.8 percent in Fiscal 2004 to 68.9 percent in Fiscal 2005, mainly due to care trends and the recording of favorable medical claims development related to prior periods in Fiscal 2004.

Direct Service Costs

Direct service costs decreased by 4.5 percent or $7.6 million from Fiscal 2004 to Fiscal 2005. The decrease in direct service costs is primarily due to lower discretionary benefit costs recognized in Fiscal 2005 and the effect of cost reduction efforts undertaken by the Company. Direct service costs decreased as a percentage of revenue from 18.8 percent in Fiscal 2004 to 17.9 percent in Fiscal 2005. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned lower discretionary benefit costs and cost reduction efforts undertaken by the Company.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries decreased 17.6 percent or $0.9 million from Fiscal 2004 to Fiscal 2005. The decrease relates to a decrease in equity in earnings related to the Company’s investment in Royal mainly attributable to a reduction in Royal’s rates with its customers and to higher discretionary benefit costs incurred by Royal in Fiscal 2005. Effective February 2, 2006, the Company sold its Royal ownership interest back to Royal in exchange for cash proceeds of $20.5 million

Employer Solutions

Net Revenue

Net revenue related to the Employer Solutions segment decreased by 6.3 percent or $8.6 million from Fiscal 2004 to Fiscal 2005. The decrease in revenue is mainly due to terminated contracts of $15.9 million and other net unfavorable variances of $1.4 million, which were partially offset by revenue from new customers of $7.0 million and net increased membership from existing customers of $1.7 million.

Cost of Care

Cost of care decreased by 18.6 percent or $6.9 million from Fiscal 2004 to Fiscal 2005. The decrease in cost of care is mainly due to terminated contracts of $3.8 million and lower costs due to care trends and other net changes of $4.0 million, which decreases were partially offset by care costs related to new customers of $0.9 million. Cost of care decreased as a percentage of risk revenue from 30.9 percent in Fiscal 2004 to 27.2 percent in Fiscal 2005, mainly due to favorable care trends and changes in business mix.

Direct Service Costs

Direct service costs decreased by 2.6 percent or $1.7 million from Fiscal 2004 to Fiscal 2005. The decrease in direct service costs is mainly due to lower costs required to support the Company’s decrease in net membership and due to cost reduction efforts undertaken by the Company. Direct service costs increased as a percentage of revenue from 48.9 percent in Fiscal 2004 to 50.8 percent in Fiscal 2005, due to the fixed nature of certain expenses which therefore did not decrease at the same rate as the change in revenue.

Public Sector Solutions

Net Revenue

Net revenue related to the Public Sector Solutions segment increased by 2.4 percent or $18.3 million from Fiscal 2004 to Fiscal 2005. The increase is primarily due to net increased membership from existing customers of $30.5 million and other net increases of $0.5 million, which increases were partially offset by terminated contracts of $12.7 million.

Cost of Care

Cost of care increased by 0.5 percent or $3.2 million from Fiscal 2004 to Fiscal 2005. The increase in cost of care is mainly due to net increased membership from existing customers of $25.5 million, which increase was partially offset by a change in estimate in Fiscal 2005 that resulted in the reversal of a potential contractual liability of $2.8 million that was accrued for in Fiscal 2004 which the Company determined was no longer probable, a contract change of $12.6 million, and estimated lower costs due to care trends and other net changes of $6.9 million. Cost of care decreased as a percentage of risk revenue from 90.6 percent in Fiscal 2004 to 87.5 percent in Fiscal 2005, mainly due to contract changes experienced in Fiscal 2005.

Direct Service Costs

Direct service costs decreased by 27.3 percent or $11.1 million from Fiscal 2004 to Fiscal 2005. The decrease in direct service costs was primarily due to terminated contracts. As a percentage of revenue, direct service costs decreased from 5.4 percent in Fiscal 2004 to 3.8 percent in Fiscal 2005, due to changes in business mix.

Corporate and Other

Other Operating Expense

Other operating expenses related to the Company’s Corporate and Other segment increased by 5.3 percent or $5.3 million from Fiscal 2004 to Fiscal 2005. This increase is mainly due to an increase in self-insured retention expense of $2.1 million, establishment of a lease reserve for a vacated office of $1.1 million, employee severance costs of $1.9 million, and other net increases of $0.2 million. As a percentage of total net revenue, other operating expenses increased from 5.6 percent for Fiscal 2004 to 5.8 percent for Fiscal 2005, due to the increases in expenses described above.

Depreciation and Amortization

Depreciation and amortization increased by 15.5 percent or $6.6 million from Fiscal 2004 to Fiscal 2005. The increase is primarily due to capital expenditure activity in late Fiscal 2004 and throughout Fiscal 2005.

Interest Expense

Interest expense increased by approximately 18.5 percent or $6.9 million from Fiscal 2004 to Fiscal 2005. The increase is mainly due to prepayment premiums of $11.3 million paid in relation to the November 30, 2005 repayment of the 9.375% Senior Notes due 2008 (“Senior Notes”), which increase was partially offset by a reduction in the effective interest rate on borrowings under the Credit Agreement of 1.25 percent in October 2004, a reduction of the amount of the letter of credit facility in September 2004, a reduction in the average term loan balance due to the scheduled payments of principal, and the write-off of deferred financing fees in Fiscal 2004.

Interest Income

Interest income increased by approximately $11.3 million from Fiscal 2004 to Fiscal 2005. The increase is mainly due to higher levels of invested assets in Fiscal 2005, as well as a higher concentration of investments in longer term securities with higher yields than in Fiscal 2004.

Other Items

The Company recorded approximately $23.2 million and $15.8 million of stock compensation expense in Fiscal 2004 and Fiscal 2005, respectively, related to common stock and stock options granted to management. See discussion of stock compensation expense in “Outlook-Results of Operations” below.

A gain on the disposition of Aetna Assets of $56.4 million was recorded in Fiscal 2005.

The Company recorded special charges of $5.0 million in Fiscal 2004 that primarily consisted of employee severance and termination benefits and lease termination costs related to restructuring plans that resulted in the elimination of certain positions and the closure of certain offices. The Company recorded special benefits of $0.6 million in Fiscal 2005 relating to the reversal of lease run-out costs accrued in Fiscal 2004, for which a buyout was negotiated in Fiscal 2005.

Income Taxes

The Company’s effective income tax rate was 49.3 percent and 39.0 percent in Fiscal 2004 and Fiscal 2005, respectively. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of deferred tax assets that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 are accounted for as reductions to goodwill rather than income tax provision and, therefore, only benefit cash flows due to reduced tax payments. The Fiscal 2004 and Fiscal 2005 effective income tax rates differ from the federal statutory income tax rates due primarily to state income taxes and permanent differences.

Discontinued Operations

Discontinued operations activity was a loss of $2.0 million in Fiscal 2004 and income of $1.6 million in Fiscal 2005. Fiscal 2004 loss from discontinued operations is primarily attributable to the loss recognized on the sale of a hospital facility and a change in estimated reserves for various accrued liabilities. Fiscal 2005 income from discontinued operations is primarily attributable to the collection of approximately $1.0 million in Medicare cost report settlements and the collection of $0.6 million related to a profit sharing arrangement associated with a loss reserve transfer.

Fiscal 2004, compared to the Predecessor Company year ended December 31, 2003 (“Fiscal 2003”)

Health Plan Solutions

Net Revenue

Net revenue related to the Health Plan Solutions segment increased by 3.9 percent or $34.3 million from Fiscal 2003 to Fiscal 2004. The increase in revenue is mainly due to favorable rate changes of $41.3 million, net increased membership from existing customers of $40.0 million, favorable contractual settlements with customers in Fiscal 2004 related to prior periods of $5.5 million, and other net changes totaling $8.5 million, which increases were partially offset by decreases due to terminated contracts of $61.0 million.

Cost of Care

Cost of care increased by 4.3 percent or $19.9 million from Fiscal 2003 to Fiscal 2004. The increase in cost of care is primarily due to net increased membership from existing and new customers of $20.7 million, favorable medical claims development related to prior periods recorded in Fiscal 2003 of $11.4 million, and higher costs due to care trends and other net variances of $28.2 million, which increases were partially offset by terminated contracts of $27.9 million and favorable medical claims development related to prior periods recorded in Fiscal 2004 of $7.1 million ($5.4 million of which relates to Fiscal 2003). Cost of care decreased as a percentage of risk revenue from 68.2 percent in Fiscal 2003 to 66.8 percent in Fiscal 2004, mainly due to increased revenue from favorable rate changes on risk membership and the net impact of medical claims development affecting Fiscal 2004 and Fiscal 2003, partially offset by higher costs due to care trends in Fiscal 2004.

Direct Service Costs

Direct service costs decreased by 5.7 percent or $10.2 million from Fiscal 2003 to Fiscal 2004. The decrease in direct service costs is primarily due to cost reduction efforts undertaken by the Company including the shutdown of several regional service centers. Direct service costs decreased as a percentage of revenue from 20.7 percent in Fiscal 2003 to 18.8 percent in Fiscal 2004. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned cost reduction efforts undertaken by the Company and favorable rate changes and other revenue increases since Fiscal 2003.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries decreased 19.6 percent or $1.3 million from Fiscal 2003 to Fiscal 2004. The decrease relates to a decrease in equity in earnings related to the Company’s investment in Royal, mainly attributable to a decrease in rates.

Employer Solutions

Net Revenue

Net revenue related to the Employer Solutions segment decreased by 14.7 percent or $23.4 million from Fiscal 2003 to Fiscal 2004. The decrease in revenue is mainly due to terminated contracts of $25.8 million, and net decreased membership from existing customers of $1.1 million, which decreases were partially offset by membership from new customers and other net changes of $3.5 million.

Cost of Care

Cost of care decreased by 17.1 percent or $7.7 million from Fiscal 2003 to Fiscal 2004. The decrease in cost of care is mainly due to terminated contracts of $5.8 million and lower costs due to care trends and other net changes of $1.9 million. The lower costs due to care trends for the Employer Solutions segment are partially due to the closure of several staff offices that had higher per visit costs than that incurred by utilizing the Company’s network of outpatient providers. Cost of care increased as a percentage of risk revenue from 29.6 percent in Fiscal 2003 to 30.9 percent in Fiscal 2004, mainly due to changes in business mix.

Direct Service Costs

Direct service costs decreased by 16.2 percent or $12.8 million from Fiscal 2003 to Fiscal 2004. The decrease in direct service costs is mainly due to lower costs required to support the Company’s decrease in net membership and due to cost reduction efforts undertaken by the Company. Direct service costs decreased as a percentage of revenue from 49.7 percent in Fiscal 2003 to 48.9 percent in Fiscal 2004, mainly due to the aforementioned cost reduction efforts undertaken by the Company.

Public Sector Solutions

Net Revenue

Net revenue related to the Public Sector Solutions segment increased by 56.9 percent or $273.7 million from Fiscal 2003 to Fiscal 2004. The increase in revenue is mainly due to the net impact of including revenue related to Premier of $236.4 million for Fiscal 2004. Effective December 31, 2003, FIN 46 was adopted, as required, pursuant to which the Company began consolidating the results of operations of Premier in its consolidated statement of operations as of January 1, 2004. Excluding the impact of consolidating Premier in Fiscal 2004, net revenue increased by $37.3 million. This increase is primarily due to net increased membership from existing customers of $27.2 million, net rate increases of $26.6 million, increased revenue of $11.9 million associated with cost of care sharing provisions under the TennCare contracts, and other net increases of $1.1 million, which increases were partially offset by terminated contracts of $29.5 million.

Cost of Care

Cost of care increased by 68.4 percent or $271.9 million from Fiscal 2003 to Fiscal 2004. The increase in cost of care is mainly due to the inclusion of approximately $236.4 million of expenses for care of Premier, due to the consolidation of the results of operations of Premier in Fiscal 2004, as noted above. Excluding the impact of consolidating Premier in Fiscal 2004, cost of care increased by $35.5 million. This increase is primarily due to net increased membership from existing customers of $23.2 million, and higher costs due to care trends and other net changes of $34.8 million, which increases were partially offset by terminated contracts of $22.5 million. Cost of care increased as a percentage of risk revenue from 86.3 percent in Fiscal 2003 to 90.6 percent in Fiscal 2004, mainly due to the consolidation of the operating results of Premier in Fiscal 2004, which has a higher ratio of care to risk revenue, and due to higher care trends experienced in Fiscal 2004.

Direct Service Costs

Direct service costs were $40.5 million in each of Fiscal 2003 and Fiscal 2004. As a percentage of revenue, direct service costs decreased from 8.4 percent in Fiscal 2003 to 5.4 percent in Fiscal 2004, primarily due to the aforementioned consolidation of revenue of Premier in Fiscal 2004.

Equity in Loss of Unconsolidated Subsidiaries

The Company recorded equity in loss of unconsolidated subsidiaries of approximately $0.4 million in Fiscal 2003, which represented its share of net loss realized by Premier. As noted above, the results of operations of Premier have been consolidated beginning in Fiscal 2004 in accordance with FIN 46.

Corporate and Other

Other Operating Expense

Other operating expenses related to the Company’s Corporate and Other Segment decreased by 15.7 percent or $18.6 million from Fiscal 2003 to Fiscal 2004. This decrease is mainly due to a decrease in the usage of consultants from Fiscal 2003 of $8.0 million, insurance premiums of $7.5 million incurred in Fiscal 2003 with respect to coverage after the Company’s emergence from bankruptcy for acts occurring prior to emergence and other net decreases of $3.1 million, mainly as a result of the Company’s cost reduction efforts. As a percentage of total net revenue, other operating expenses decreased from 7.9 percent for Fiscal 2003 to 5.6 percent for Fiscal 2004 primarily due to the increase in revenue in Fiscal 2004 related to the consolidation of Premier (as described above) and the decreases in other operating expenses.

Depreciation and Amortization

Depreciation and amortization decreased by 11.6 percent or $5.6 million from Fiscal 2003 to Fiscal 2004. The decrease is primarily due to changes in the estimated remaining useful lives and basis of certain property and equipment and intangible assets as a result of the application of the fresh start reporting provisions of SOP 90-7 as of December 31, 2003, as well as the inclusion in Fiscal 2003 of higher depreciation expense for certain capitalized software assets that became fully depreciated at March 31, 2003.

Interest Expense

Interest expense decreased by approximately 39.2 percent or $23.9 million from Fiscal 2003 to Fiscal 2004, due to the change in the Company’s debt structure as a result of the consummation of the Plan.

Other Items

A net reorganization benefit from continuing operations of approximately $438.2 million was recorded during Fiscal 2003. This amount is mainly composed of a net fresh start reorganization gain, partially offset by the write-off of deferred financing costs and professional fees and expenses incurred associated with the financial restructuring process and chapter 11 proceedings.

Special charges of $9.5 million and $5.0 million were recorded in Fiscal 2003 and Fiscal 2004, respectively. The special charges primarily consist of employee severance and termination benefits, lease termination costs and consulting fees related to restructuring plans that have resulted in the elimination of certain positions and the closure of certain offices. Fiscal 2003 special charges include income related to the collection of a previously reserved note receivable. See Note 11—“Special Charges (Benefits)” to the consolidated financial statements set forth elsewhere herein for further discussion.

Goodwill impairment charges of $28.8 million were recorded in Fiscal 2003. The charges represent impairments to the Employer Solutions and Public Sector Solutions reporting units, based on the comparison between the carrying value and the fair market value of the segments, as estimated by an independent appraisal firm. The Fiscal 2003 write-down was attributable to the Company’s financial performance and its business outlook as of September 1, 2003 (the Predecessor Company’s annual measurement date), and resulted in the complete write-down of goodwill related to the Employer Solutions and Public Sector Solutions reporting units.

Stock compensation expense of $23.2 million was recorded in Fiscal 2004 mainly related to stock purchased by the Chief Executive Officer, stock granted to the Company’s senior executives, in-the-money stock options granted to management (including senior executives) and stock granted to non-management members of the Board of Directors who are not affiliated with Onex. See discussion of stock compensation expense in “Outlook—Results of Operations” below.

Income Taxes

The Company’s effective income tax rate was 7.0 percent and 49.3 percent in Fiscal 2003 and Fiscal 2004, respectively. The Fiscal 2004 effective income tax rate differs from the federal statutory income tax rate due primarily to state income taxes and permanent differences.

The Fiscal 2003 effective income tax rate varies from the federal statutory income tax rate primarily due to the Company’s recording, in Fiscal 2003, of a non-taxable fresh start reporting gain and changes in estimates regarding the utilization of NOLs that existed prior to the Company’s emergence from bankruptcy in 1992 due to the finalization and amendment of certain previous year income tax returns.

Discontinued Operations

Results from discontinued operations were losses of $20.3 million in Fiscal 2003 and $2.0 million in Fiscal 2004. The loss from discontinued operations in Fiscal 2003 is primarily the result of the settlement of a significant claim in the chapter 11 proceedings, which under SOP 90-7 was recorded in Fiscal 2003, partially offset by a gain of $1.3 million (before taxes) related to cash received as a partial payment on a note receivable that had been fully reserved in fiscal 2001, gains on the sale of a hospital facility of $0.7 million (before taxes), cash received as a final distribution associated with a discontinued provider joint venture of $0.8 million (before taxes), and changes in estimates of previously recorded joint venture liabilities. Fiscal 2004 loss from discontinued operations is primarily attributable to the loss recognized on the sale of a hospital facility and a change in estimated reserves for various accrued liabilities.

The Company recognized a net reorganization benefit in discontinued operations of $20.3 million in Fiscal 2003, which includes $15.4 million of net fresh start reorganization gain recorded in accordance with SOP 90-7 for the difference between the estimated cost of rejecting certain leases for closed offices used in the discontinued operations and the liability previously recorded.

Outlook—Results of Operations

The Company’s Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 1A—“Risk Factors” as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company’s risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general) and (vi) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

A portion of the Company’s business is subject to rising care costs due to an increase in the number and frequency of covered members seeking managed healthcare services, and higher costs per inpatient day or outpatient visit. Many of these factors are beyond the Company’s control. Future results of operations will be heavily dependent on management’s ability to obtain customer rate increases that are consistent with care cost increases and /or to reduce operating expenses.

As relates to the managed behavioral healthcare business, the Company is a market leader in a mature market with many viable competitors. The Company is continuing its attempts to grow its business in the managed behavioral healthcare industry through aggressive marketing and development of new products; however, due to the maturity of the market, the Company believes that the ability to grow its current business lines may be limited. In addition, as previously discussed, substantially all of the

Company’s Health Plan Solutions segment revenues are derived from Blue Cross Blue Shield health plans, and other managed care companies, health insurers and health plans. Certain of the managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and are instead managing the behavioral healthcare services directly for their subscribers. The Company believes that the impact of such non-renewals in 2006 will be a reduction in revenues from that recorded in 2005 of approximately $326.2 million.

Care Trends.   The Company estimates that care costs for the Health Plan Solutions segment are currently trending at an annualized rate of 8 to 10 percent as of December 31, 2005. The current year trend factor has been unfavorably impacted by one-time increases in provider rates for certain providers during early fiscal 2005, as well as a change in business mix during the year. The Company expects that the Health Plan Solutions segment care trend factor for fiscal 2006 will adjust downward to a rate of 6 to 8 percent, as the provider rate and business mix items should not repeat during fiscal 2006. The Public Sector Solutions segment care trend for Fiscal 2005 was approximately 4 to 6 percent in relation to the prior year, and the Company estimates that the care trend factor in 2006 will be 5 to 7 percent.

Stock Compensation.   As discussed below in “Recent Accounting Pronouncements,” the Company currently measures compensation cost for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but will be required to record compensation expense under Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. The Company’s fiscal 2005 stock compensation expense, which was entirely non-cash in nature and related primarily to options awarded in-the-money upon emergence from bankruptcy, was approximately $15.8 million. The Company estimates that stock compensation expense for fiscal 2006 will be approximately $29.0 million. A substantial portion of the increase in stock compensation expense from fiscal 2005 to fiscal 2006 is attributable to the required adoption of SFAS 123R.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement as of December 31, 2005, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Fiscal 2005 compared to Fiscal 2004

Operating Activities.   Net cash provided by operating activities increased $24.5 million from Fiscal 2004 to Fiscal 2005 primarily due to net payments in Fiscal 2004 of approximately $66.7 million for liabilities related to the chapter 11 proceedings, including professional fees and claim settlements, which was partially offset by higher interest payments of $14.1 million, including the $11.3 million prepayment premiums associated with the redemption of the Senior Notes, and other negative working capital changes, mainly related to the timing of dividend transfers from Public Sector Solutions segment regulated entities associated with Fiscal 2005 profitability.

Investing Activities.   Approximately $22.2 million and $30.7 million were utilized during Fiscal 2005 and Fiscal 2004, respectively, for capital expenditures. The majority of capital expenditures for both periods related to management information systems and related equipment. The decrease was due primarily to certain system migration activities that were completed in Fiscal 2004. During Fiscal 2005, the Company received proceeds of $7.0 million related to the prepayment of a portion of a note receivable with Mentor. The outstanding receivable balance of the Mentor note is $3.0 million as of December 31,

2005. Also, during Fiscal 2005, the Company received net proceeds of $55.8 million related to the disposition of the Aetna Assets.

During Fiscal 2005, the Company received net cash of $109.3 million from the net maturity of “available-for-sale” investments and during Fiscal 2004, the Company utilized net cash of $321.0 million for the net purchase of “available-for-sale” investments. The Company’s investments consist of U.S. government and agency securities, corporate debt securities, and certificates of deposit with the investments ranging in maturity at purchase date from one to twenty-seven months.

Financing Activities.   In Fiscal 2005, the Company redeemed its outstanding Senior Notes of $240.6 million using available unrestricted cash and investments. The transaction, which closed on November 30, 2005, included required prepayment premiums of approximately $11.3 million. In addition, the Company repaid $22.5 million of its Term Loan Facility, repaid the Aetna Note of $48.9 million, and paid $3.8 million of capital lease obligations. In Fiscal 2005, the Company received $13.3 million from the exercise of stock options and warrants.

During Fiscal 2004, the Company received net proceeds of $147.9 million from the issuance of new equity, net of issuance costs of $3.1 million, received net proceeds of $92.8 million from the issuance of long-term debt, net of issuance costs of $7.4 million, repaid $192.4 million in debt upon consummation of the Plan, repaid $15.0 million of indebtedness outstanding under the Term Loan Facility and made payments on capital lease obligations of $8.8 million.

Fiscal 2004 compared to Fiscal 2003

Operating Activities.   Net cash provided by operating activities decreased by approximately $14.9 million for Fiscal 2004 as compared to Fiscal 2003. The decrease in operating cash flows is primarily due to net payments for liabilities related to the chapter 11 proceedings that include professional fees and claim settlements and an increase in cash interest payments. Partially offsetting these reductions to operating cash flows is the Company’s increase in Segment Profit and a net increase in cash receipts related to unconsolidated subsidiaries.

During Fiscal 2004, net bankruptcy-related liabilities decreased by approximately $66.7 million, which is primarily attributable to claim settlements and the payment of professional fees. Cash interest payments made in Fiscal 2004 totaled $31.5 million as compared to $15.8 million for Fiscal 2003. During the impendency of the Company’s chapter 11 proceedings in Fiscal 2003, no cash interest payments were made on the Company’s debt other than debt outstanding under the Old Credit Agreement. Segment Profit was $233.2 million and $192.1 million for Fiscal 2004 and Fiscal 2003, respectively. During Fiscal 2004, the Company received $7.3 million in net cash distributions from unconsolidated subsidiaries, as compared to net cash distributions of $3.9 million made to unconsolidated subsidiaries in Fiscal 2003.

Investing Activities.   Approximately $30.7 million and $29.8 million were utilized during Fiscal 2004 and Fiscal 2003, respectively, for capital expenditures. The majority of capital expenditures related to management information systems and related equipment.

During Fiscal 2004, the Company received proceeds of $2.3 million from the sale of a hospital facility, net of transaction costs, related to the discontinued healthcare provider and franchising segments. Proceeds of $2.6 million from the sale of assets, net of transaction costs, were received during Fiscal 2003. In Fiscal 2003, proceeds of $2.4 million were received related to the discontinued healthcare provider and franchising segments, with $1.6 million from the sale of a hospital facility and $0.8 million as a final distribution associated with a discontinued provider joint venture.

Approximately $3.7 million was utilized during Fiscal 2003 for acquisitions and investments in businesses, and relates to earn-out payments with respect to the acquisition in 1998 of Inroads, a managed behavioral healthcare company.

During Fiscal 2004, the Company utilized net cash of $321.0 million for the purchase of “available-for-sale” investments. The Company’s investments consist of U.S. government and agency securities, corporate debt securities, and certificates of deposit with the investments ranging in maturity at purchase date from one to twenty-seven months.

Financing Activities.   Upon the consummation of the Plan in January 2004, net proceeds of $147.9 million were received from the issuance of new equity, net of issuance costs of approximately $3.1 million; net proceeds of $92.8 million were received from the issuance of long-term debt, net of issuance costs of $7.4 million; and debt repayments of $192.4 million were made. In addition, in Fiscal 2004, the Company repaid $15.0 million of indebtedness outstanding under the Term Loan Facility and paid $8.8 million on capital lease obligations.

The debt paid upon consummation of the Plan of $192.4 million on the Effective Date was composed of payments of $160.8 million of amounts outstanding under the Old Credit Agreement, $16.6 million of principal on the Old Senior Notes and $15.0 million related to a debt obligation to Aetna.

During Fiscal 2003, the Company made payments on capital lease obligations of $3.0 million and had other net financing sources of $0.1 million.

Outlook—Liquidity and Capital Resources

Credit Agreement.   The Credit Agreement provides for a Term Loan Facility, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $50.0 million. As of December 31, 2005, the Company had $62.5 million outstanding under the Term Loan Facility. On the Effective Date, the Company incurred deferred financing fees of $7.4 million related to the Credit Agreement. Effective September 29, 2004, the Credit-Linked Facility was reduced from $80 million to its current amount of $50 million. The Company accounted for the reduction of the Credit-Linked Facility in accordance with Emerging Issues Task Force Issue No. 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” and accordingly, wrote off $0.8 million of deferred financing fees associated with the Credit Agreement and will amortize the remaining unamortized deferred financing fees relating to the Credit Agreement over the remaining term of the Credit Agreement. Borrowings under the Credit Agreement will mature on August 15, 2008 and quarterly principal payments are required on the Term Loan Facility. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of December 31, 2005, the Company had issued letters of credit in the amount of $39.0 million, resulting in unutilized commitments under the Credit-Linked Facility of $11.0 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

On October 25, 2004, the Credit Agreement was amended to reduce the annual interest rate on borrowings under the Term Loan Facility and on the Credit-Linked Facility, each by 1.25 percent. As a result, the annual interest rate on borrowings under the Term Loan Facility fluctuates at a rate equal to the sum of (i) a borrowing margin of 2.25 percent (subject to reduction of up to 0.50 percent based on the Company’s debt ratings), plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight “federal funds” rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. As of December 31, 2005, all loans under the Term Loan Facility were Eurodollar denominated loans at a borrowing rate of 6.74 percent. The commitment fee on the Credit-Linked Facility is equal to the sum of 2.25 percent (subject to reduction of up to 0.50 percent based on the Company’s debt ratings), plus an additional amount that is based on the administrative costs and term of the Credit-Linked Facility. As of December 31, 2005, the commitment fee on the Credit-Linked Facility was 2.37 percent.

On December 6, 2005, the Credit Agreement was amended to increase the permitted aggregate price paid for acquisitions allowed under the Credit Agreement from $50 million to $200 million provided that certain conditions are met and to allow the Company to dissolve or liquidate certain of its subsidiaries which have no or immaterial assets. The purchase of NIA in 2006 used a portion of such amount available for permitted acquisitions, and thus reduced the amount available for future permitted acquisitions under the Credit Agreement. If the Company identifies a potential acquisition which exceeds the remaining amount available for permitted acquisitions, the Company will either have to obtain an amendment to the Credit Agreement or a waiver to this requirement.

Liquidity.   During fiscal 2006, the Company expects to pay its current obligations as noted in the commitments table reflected below, and fund its capital expenditures with cash from operations. The Company estimates that its capital expenditures will be approximately $20 million to $30 million in fiscal 2006. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs, debt service in fiscal 2006 or to fund the NIA acquisition.

The following table sets forth the future financial commitments of the Company as of the December 31, 2005 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt(1)	$62,500	$25,000	$37,500	$—	$—
Interest on long-term debt(2)	10,692	5,408	5,284	—	—
Capital lease obligations	584	194	390	—	—
Operating leases(3)	65,296	12,258	31,633	9,609	11,796
Purchase commitments(4)	11,000	6,100	4,500	400	—
	$150,072	$48,960	$79,307	$10,009	$11,796

(1)          The Company repaid its Senior Notes and the Aetna Note, and repaid $22.5 million under the Term Loan Facility during fiscal 2005. Long-term debt amounts in the table above reflect future obligations under the Credit Agreement.

(2)          Interest payments have been estimated based upon current interest rates, and include commitment fees associated with certain borrowings under the Credit Agreement.

(3)          Operating lease obligations include estimated future lease payments for both open and closed offices.

(4)          Purchase commitments includes open purchase orders as of December 31, 2005 relating to ongoing capital expenditure and operational activities, as well as arrangements with outside consultants for ongoing services which will be performed throughout fiscal 2006 and beyond.

The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the period in which they will become due.

Off-Balance Sheet Arrangements.   The Company does not maintain any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s finances that is material to investors.

Restrictive Covenants in Debt Agreements.   The Credit Agreement contains covenants that limit management’s discretion in operating the Company’s business by restricting or limiting the Company’s ability, among other things, to:

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

The Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the Credit Agreement pursuant to its terms, would result in an event of default under the Credit Agreement. The Credit Agreement is guaranteed by most of the Company’s subsidiaries and is secured by most of the Company’s assets and the Company’s subsidiaries’ assets.

Net Operating Loss Carryforwards.   The Company estimates that, as of December 2005, it had approximately $481 million of reportable NOLs. These estimated NOLs expire in 2010 through 2020 and are subject to examination and adjustment by the IRS. The Company’s utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 will be accounted for as reductions to goodwill rather than income tax provision and, therefore, only benefit cash flows due to reduced tax payments. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal alternative minimum tax.

The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its deferred tax assets, inclusive of NOLs. Accordingly, the Company had a valuation allowance covering substantially all of its deferred tax assets at December 31, 2004 and 2005, net of deferred tax liabilities and other tax contingencies. As of December 31, 2004 and 2005, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net tax assets which are “more likely than not” to be realizable. The Company continues to assess its position relative to the potential future realization of the deferred tax assets for which valuation allowances have been recorded. If the Company subsequently determines that such deferred tax assets are more likely than not realizable, then the valuation allowances recorded for such deferred tax assets will be reversed. The reversal of valuation allowances for deferred tax assets that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 would be recorded as a reduction to goodwill.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46 which requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Historically, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The Company early adopted the provisions of FIN 46 effective December 31, 2003. Early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Company determined that it is the primary beneficiary of Premier, a variable interest entity for which the Company maintains a 50 percent voting interest. Consistent with the provisions of FIN 46, the Company consolidated the balance sheet of Premier into the Company’s balance sheet beginning as of December 31, 2003. Through December 31, 2003, the Company accounted for Premier under the equity method, whereby the Company included its portion of Premier’s earnings or loss in its consolidated statement of operations under the caption “Equity in earnings of unconsolidated subsidiaries.” The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. The consolidation of Premier at December 31, 2003 increased total assets and total liabilities each by $43.2 million. The fair value of the accounts consolidated was equivalent to their book value at December 31, 2003. The Company’s consolidation of the results of operations of Premier in its consolidated statements of operations represented $253.0 million and $217.5 million of revenue for the fiscal years ended December 31, 2004 and 2005, respectively.

The Company currently measures compensation cost for stock-based compensation under APB 25, and discloses pro forma stock-based compensation under the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required January 1, 2006 adoption of SFAS 123R. The estimated impact of the adoption of SFAS 123R would approximate the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share within Note 3—“Summary of Significant Accounting Policies—Stock-Based Compensation” to the Company’s consolidated financial statements set forth elsewhere herein. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were immaterial.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Changes in interest rates affect interest income earned on the Company’s cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the Company’s investment balances, and the borrowing levels under the Credit Agreement as of December 31, 2005, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows. See “Risk Factors—Restrictive Covenants in the Company’s Debt Instruments,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations,” “—Outlook—Liquidity and Capital Resources” and Note 7—“Long-Term Debt and Capital Lease Obligations” to the Company’s consolidated financial statements set forth elsewhere herein for discussion of the Company’s Credit Agreement and the interest rates there under.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. Solely as a result of a material weakness in internal control over financial reporting related to the Company’s accounting for the reversal of valuation allowances with respect to the use of deferred tax assets that existed prior to the Company’s emergence from bankruptcy, other than net operating loss carryforwards, (“NOLs”), management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

To address the material weakness described below, the Company has since reviewed and corrected its accounting policy for income taxes to accurately track and record the reversal of valuation allowances established under fresh start reporting prior to its emergence from bankruptcy with respect to deferred tax assets, other than NOLs.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the matter described in this Item 9A, in the fourth quarter ended December 31, 2005, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), in Internal Control-Integrated Framework.

Based on this assessment, management identified one material weakness as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness pertains to insufficient controls over the accounting for the reversal of valuation allowances with respect to the use of deferred tax assets that existed prior to the Company’s emergence from bankruptcy, other than NOLs. Since its emergence from bankruptcy, the Company has incorrectly reported the reversal of all valuation allowances for the use of deferred tax assets, other than NOLs, as reductions of income tax expense. The reversal of such valuation allowances that relate to the use of those deferred tax assets that existed prior to the Company’s emergence from bankruptcy should have been treated as reductions to goodwill. The correction of the error in the income tax provision resulted in the Company’s restatement of the Company’s financial statements for the year ended December 31, 2004 and the nine months ended September 30, 2005, and each of the quarters in those periods. The error was not identified by the Company’s existing controls over the income tax provision calculation. Accordingly, management has determined that this accounting resulted in a material error and reflects a material weakness as defined by the PCAOB. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in COSO Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report, which follows.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Stockholders
Magellan Health Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Magellan Health Services, Inc. (“Magellan”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Magellan’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Magellan did not maintain effective controls over the accounting for income taxes specifically related to the application of relevant accounting guidance for the utilization of pre-reorganization deferred tax assets, other than net operating loss carryforwards. This deficiency in controls resulted in the misstatement of goodwill, the provision for income taxes, and in the related disclosures in Magellan’s consolidated financial statements for the year ended December 31, 2004, the quarterly results for 2004 and the first three quarters of 2005, which have been restated as discussed in Note 2 of Magellan’s 2005 consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of Magellan’s 2005 consolidated financial statements, and this report does not affect our report dated March 7, 2006 on those financial statements.

In our opinion, management’s assessment that Magellan did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Magellan did not maintain effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 7, 2006

Item 9B.               Other Information

None.

PART III

The information required by Items 10 through 14 is incorporated by reference to the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2005.

PART IV

Item 15.                 Exhibits, Financial Statement Schedule and Additional Information

(a)   Documents furnished as part of the Report:

1.                 Financial Statements

Information with respect to this item is contained on Pages F-1 to F-43 of this Report on Form 10-K.

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

2.17

Agreement and Plan of Merger, dated as of December 12, 2005, among Magellan Health Services, Inc., Magellan Sub Co. I, Inc., National Imaging Associates Inc. and TA IX L.P., which was filed as Exhibit 2.1 to the Company’s current report on Form 8-K, which was filed on February 6, 2006, and is incorporated herein by reference.

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

*10.2

Amendment to the January 5, 2004 Employment Agreement between the Company and Steven J. Shulman, Chairman and Chief Executive Officer of the Company, dated as of January 3, 2006, which was filed as Exhibit 10.5 to the Company’s current report on
Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.

*10.3

Employment Agreement, dated January 5, 2004, between the Company and René Lerer, M.D, President and Chief Operating Officer of the Company, which was filed as Exhibit 2.12 to the Company’s current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference

*10.4

Amendment to the January 5, 2004 Employment Agreement between the Company and Rene Lerer, M.D., President and Chief Operating Officer of the Company, dated as of January 3, 2006, which was filed as Exhibit 10.6 to the Company’s current report on
Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.

*10.5

Employment Agreement, dated January 5, 2004, between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer of the Company, which was filed as Exhibit 2.13 to the Company’s current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.

*10.6

Amendment to the January 5, 2004 Employment Agreement between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer of the Company, dated as of January 3, 2006, which was filed as Exhibit 10.7 to the Company’s current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.

*10.7

Employment Agreement, dated September 5, 2003, between the Company and Jeff D. Emerson, Chief Information Officer, which was filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed on March 3, 2005, and is incorporated herein by reference.

*10.8

Amendment to the September 5, 2003 Employment Agreement between the Company and Jeff D. Emerson, Chief Information Officer, dated as of November 7, 2005, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on November 7, 2005, and is incorporated herein by reference.

*10.9

Employment Agreement, dated October 27, 2003, between the Company and Anthony M. Kotin, Chief Marketing Officer, which was filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed on March 3, 2005, and is incorporated herein by reference.

*10.10

Amendment to the October 27, 2003 Employment Agreement between the Company and Anthony M. Kotin, Chief Marketing Officer, dated October 27, 2003, which was filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed on March 3, 2005, and is incorporated herein by reference.

*10.11

Employment Agreement, dated January 17, 2005, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary of the Company, which was filed as Exhibit 99.1 to the Company’s current report on Form 8-K, which was filed on January 18, 2005, and is incorporated herein by reference.

*10.12

Employment Agreement, dated December 17, 2003, between the Company and Eric Reimer, Chief Growth Officer, which was filed as Exhibit 99.1 to the Company’s current report on Form 8-K, which was filed on June 30, 2005, and is incorporated herein by reference.

*10.13

Amendment to Employment Agreement, dated December 17, 2003, between the Company and Eric Reimer, Chief Growth Officer, which was filed as Exhibit 99.2 to the Company’s current report on Form 8-K, which was filed on June 30, 2005, and is incorporated herein by reference.

*10.14

Letter Agreement, dated June 22, 2005, between the Company and Eric Reimer, Chief Growth Officer, which was filed as Exhibit 99.3 to the Company’s current report on
Form 8-K, which was filed on June 30, 2005, and is incorporated herein by reference.

*10.15

Magellan Health Services, Inc.—2003 Management Incentive Plan, effective as of January 5, 2004, which was filed as Exhibit 2.14 to the Company’s current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.

*10.16

Magellan Health Services, Inc.—2003 Short-Term Incentive Plan, which was filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, which was filed on March 30, 2004, and is incorporated herein by reference.

*10.17

Magellan Health Services, Inc.—2004 Management Bonus Plan, which was filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed on March 3, 2005, and is incorporated herein by reference.

#*10.18	Magellan Health Services, Inc.—2005 Management Bonus Plan
*10.19

Magellan Health Services, Inc.—2004 Director Stock Compensation Plan, effective as of January 21, 2004, which was filed as Annex B to the Company’s Schedule 14C, filed on November 5, 2004, and is incorporated herein by reference.

*10.20

Magellan Health Services, Inc.—2005 Director Stock Compensation Plan, effective as of March 3, 2005, which was filed as Appendix B to the Company’s definitive proxy statement, filed on April 18, 2005, and is incorporated herein by reference.

*10.21

Form of Stock Option Agreement, relating to options granted under the Company’s 2003 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.22

Form of First Amendment to Stock Option Agreement, relating to options granted under the Company’s 2003 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.

*10.23

Form of Notice of March 2005 Stock Option Grant, relating to options granted under the Company’s 2003 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.24

Form of Restricted Stock Agreement, relating to restricted shares granted under the Company’s 2003 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.25

Form of Notice of March 2005 Restricted Stock Award, relating to restricted shares granted under the Company’s 2003 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.26

First form of Notice of Stock Option Grant, relating to options granted under the Company’s 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.5 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.27

First form of Notice of Amendment of Stock Option Grant, relating to options granted under the Company’s 2003 Management Incentive Plan and dated as of January 3, 2006, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.

*10.28

Second form of Notice of Stock Option Grant, relating to options granted under the Company’s 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.6 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.29

Second form of Notice of Amendment of Stock Option Grant, relating to options granted under the Company’s 2003 Management Incentive Plan and dated as of January 3, 2006, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.

*10.30

Third form of Notice of Stock Option Grant, relating to options granted under the Company’s 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.7 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.31

Third form of Notice of Amendment of Stock Option Grant, relating to options granted under the Company’s 2003 Management Incentive Plan and dated as of January 3, 2006, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.4 to the Company’s current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.

*10.32

Form of Notice of Restricted Stock Award, relating to restricted shares granted under the Company’s 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene' Lerer, Chief Operating Officer of the Company and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.8 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.33

Notice of Restricted Stock Award, relating to restricted shares granted under the Company’s 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, which was filed as Exhibit 10.9 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.34

Supplemental Accumulation Plan, adopted in 2002, which was filed as Exhibit 10.10 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

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

4.                 Additional Information

The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the “Codes of Ethics”). Any such requests should be made in writing to the Investor Relations Department, Magellan Health Services, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Internet at www.Magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its Internet site.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC.
(Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Date: March 8, 2006	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JEFFREY N. WEST
Jeffrey N. West
Date: March 8, 2006	Senior Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date
/s/ STEVEN J. SHULMAN	Chief Executive Officer and Chairman of the Board	March 8, 2006
Steven J. Shulman	of Directors (Principal Executive Officer)
/s/ SAUL E. BURIAN	Director	March 8, 2006
Saul E. Burian
/s/ MICHAEL DIAMENT	Director	March 8, 2006
Michael Diament
/s/ BARRY SMITH	Director	March 8, 2006
Barry Smith
/s/ ROBERT M. LE BLANC	Director	March 8, 2006
Robert M. Le Blanc
/s/ RENE LERER	Chief Operating Officer and Director	March 8, 2006
René Lerer
/s/ WILLIAM J. MCBRIDE	Director	March 8, 2006
William J. McBride
/s/ MICHAEL P. RESSNER	Director	March 8, 2006
Michael P. Ressner

/s/ MARK S. DEMILIO	Executive Vice President and Chief Financial	March 8, 2006
Mark S. Demilio	Officer (Principal Financial Officer)
/s/ JEFFREY N. WEST	Senior Vice President and Controller	March 8, 2006
Jeffrey N. West	(Principal Accounting Officer)

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 15(a)1:

Page(s)
Magellan Health Services, Inc.
Audited Consolidated Financial Statements
Report of independent registered public accounting firm	F-2
Consolidated balance sheets as of December 31, 2004 (restated) and 2005	F-4

Consolidated statements of operations for the Predecessor Company for the year ended December 31, 2003 and the consolidated statements of operations for the Reorganized Company for the years ended December 31, 2004 (restated) and 2005

F-5

Consolidated statements of changes in stockholders’ equity (deficit) for the Predecessor Company for the year ended December 31, 2003 and the consolidated statements of changes in stockholders’ equity for the Reorganized Company for the years ended December 31, 2004 (restated) and 2005

F-6

Consolidated statements of cash flows for the Predecessor Company for the year ended December 31, 2003 and the consolidated statements of cash flows for the Reorganized Company for the years ended December 31, 2004 (restated) and 2005

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Magellan Health Services, Inc.

We have audited the accompanying consolidated balance sheets of Reorganized Magellan Health Services, Inc. and subsidiaries (“Reorganized Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2005.  We have also audited the consolidated statements of operations, stockholders’ equity and cash flows of Predecessor Magellan Health Services, Inc. and subsidiaries (“Predecessor Company”) for the year ended December 31, 2003.  Our audits also included the financial statement schedule of Magellan Health Services, Inc. (“Magellan”) for the years ended December 31, 2003 (Predecessor Company), 2004 and 2005 (Reorganized Company) listed in the Index at Item 15. (a)2. These financial statements and schedule are the responsibility of Magellan’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Reorganized Company at December 31, 2004 and 2005,  and the consolidated results of its operations and its cash flows  for the years ended December 31, 2004 and 2005, and the consolidated results of the Predecessor Company’s operations and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet of the Reorganized Company as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows of the Reorganized Company for the year ended December 31, 2004 have been restated.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Reorganized Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 7, 2006

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
(In thousands, except per share amounts)

	2004	2005
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$45,390	$81,039
Restricted cash	104,414	149,723
Accounts receivable, less allowance for doubtful accounts of $2,107 and $2,442 at December 31, 2004 and 2005, respectively	58,850	42,428
Short-term investments (restricted investments of $35,600 and $42,976 at December 31, 2004 and 2005, respectively)	294,803	236,153
Other current assets (restricted deposits of $17,098 and $16,498 at December 31, 2004 and 2005, respectively)	37,038	31,434
Total Current Assets	540,495	540,777
Property and equipment, net	120,604	102,898
Long-term investments (restricted investments of $592 and $2,897 at December 31, 2004 and 2005, respectively)	51,287	2,897
Investments in unconsolidated subsidiaries	10,989	15,339
Deferred income tax assets	14,362	76,023
Other long-term assets	14,078	10,948
Goodwill	368,210	290,192
Other intangible assets, net	44,256	30,412
Total Assets	$1,164,281	$1,069,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,146	$14,834
Accrued liabilities	79,901	62,327
Medical claims payable	165,547	164,013
Other medical liabilities	29,091	45,557
Current maturities of long-term debt and capital lease obligations	75,158	25,194
Total Current Liabilities	362,843	311,925
Long-term debt and capital lease obligations	304,320	37,890
Deferred credits and other long-term liabilities	21,290	84,832
Minority interest	2,832	1,762
Total Liabilities	691,285	436,409
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2004 and 2005—Issued and outstanding—none at December 31, 2004 and 2005	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2004 and 2005—Issued and outstanding—26,883 shares and 36,584 shares at December 31, 2004 and 2005, respectively	269	366
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2004 and 2005—Issued and outstanding—8,488 shares and 0 shares at December 31, 2004 and 2005, respectively	85	—
Other Stockholders’ Equity:
Additional paid-in capital	400,340	429,933
Retained earnings	64,315	194,904
Warrants outstanding	8,493	8,489
Accumulated other comprehensive loss	(506)	(615)
Total Stockholders’ Equity	472,996	633,077
Total Liabilities and Stockholders’ Equity	$1,164,281	$1,069,486

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)

	Predecessor Company	Reorganized Company
	2003	2004	2005
		(Restated)
Net revenue	$1,510,746	$1,795,402	$1,808,003
Cost and expenses:
Cost of care	906,484	1,190,594	1,204,659
Direct service costs and other operating expenses	418,402	376,871	361,726
Equity in earnings of unconsolidated subsidiaries	(6,202)	(5,277)	(4,350)
Depreciation and amortization	48,047	42,489	49,088
Interest expense	61,016	37,124	44,005
Interest income	(2,873)	(6,127)	(17,464)
Stock compensation expense	—	23,152	15,807
Gain on disposition of Aetna Assets (See Note 3)	—	—	(56,367)
Reorganization benefit, net (See Note 3)	(438,217)	—	—
Goodwill impairment charges	28,780	—	—
Special charges (benefits)	9,528	5,038	(556)
	1,024,965	1,663,864	1,596,548
Income from continuing operations before income taxes and minority interest	485,781	131,538	211,455
Provision for income taxes	33,813	64,835	82,405
Income from continuing operations before minority interest	451,968	66,703	129,050
Minority interest, net	253	347	58
Income from continuing operations	451,715	66,356	128,992
Discontinued operations:
Income (loss) from discontinued operations(1)	(20,272)	(2,041)	1,597
Reorganization benefit, net(2) (See Note 3)	20,327	—	—
	55	(2,041)	1,597
Net income	451,770	64,315	130,589
Preferred dividends (contractual dividends of $4,788 for the year ended December 31, 2003)	883	—	—
Amortization of redeemable preferred stock issuance costs, and other	172	—	—
Preferred stock reorganization items, net (See Note 3)	2,668	—	—
Income available to common stockholders	448,047	64,315	130,589
Other comprehensive loss(3)	—	(506)	(109)
Comprehensive income	$448,047	$63,809	$130,480
Weighted average number of common shares outstanding—basic (See Note 8)	35,305	35,367	35,966
Weighted average number of common shares outstanding—diluted (See Note 8)	41,605	36,361	37,691
Income per common share available to common stockholders—basic:
Income from continuing operations	$12.69	$1.88	$3.59
Income (loss) from discontinued operations	$0.00	$(0.06)	$0.04
Net income	$12.69	$1.82	$3.63
Income per common share available to common stockholders—diluted:
Income from continuing operations	$10.86	$1.83	$3.42
Income (loss) from discontinued operations	$0.00	$(0.06)	$0.04
Net income	$10.86	$1.77	$3.46

(1)             Net of income tax provision (benefit) of $11, $(1,429) and $1,052 for the fiscal years ended December 31, 2003, 2004, and 2005, respectively.

(2)             Net of income tax benefit of $(817) for the fiscal year ended December 31, 2003.

(3)             Net of income tax provision (benefit) of $(338) and $338 for the fiscal years ended December 31, 2004 and 2005, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

Predecessor Company Common Stock	Reorganized Company Ordinary Common Stock	Reorganized Company Multi-Vote Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Warrants Outstanding	Predecessor Company Common Stock in Treasury	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2002	$9,356	$—	$—	$352,718	$(903,137)	$25,050	$(44,309)	$—	$(560,322)
Employee stock purchase plan activity	45	—	—	(19)	—	—	—	—	26
Preferred dividend requirement and amortization of redeemable preferred stock issuance costs	—	—	—	(1,055)	—	—	—	—	(1,055)
Preferred stock reorganization items	—	—	—	(2,668)	—	—	—	—	(2,668)
Net loss, excluding reorganization adjustments gain	—	—	—	—	(43,372)	—	—	—	(43,372)
Subtotal	9,401	—	—	348,976	(946,509)	25,050	(44,309)	—	(607,391)
Fresh Start Adjustments :
Net reorganization fresh start gain—Predecessor Company	—	—	—	—	495,142	—	—	—	495,142
Other reorganization adjustments—Predecessor Company	(9,401)	—	—	(348,976)	—	(25,050)	44,309	—	(339,118)
Accumulated deficit reorganization adjustments	—	—	—	—	451,367	—	—	—	451,367
Issuance of common stock and warrants under Plan of Reorganization—Reorganized Company	—	265	86	379,067	—	8,493	—	—	387,911
Reorganized Company:
Balance at December 31, 2003	—	265	86	379,067	—	8,493	—	—	387,911
Stock compensation expense	—	—	—	20,276	—	—	—	—	20,276
Issuance of equity	—	3	—	997	—	—	—	—	1,000
Conversion to ordinary common stock	—	1	(1)	—	—	—	—	—	—
Net income (restated)	—	—	—	—	64,315	—	—	—	64,315
Other comprehensive loss—other(1)	—	—	—	—	—	—	—	(506)	(506)
Balance at December 31, 2004 (restated)	—	269	85	400,340	64,315	8,493	—	(506)	472,996
Stock compensation expense	—	—	—	15,807	—	—	—	—	15,807
Exercise of stock options	—	11	—	13,271	—	—	—	—	13,282
Exercise of stock warrants	—	—	—	16	—	(4)	—	—	12
Issuance of equity	—	1	—	499	—	—	—	—	500
Conversion to ordinary common stock	—	85	(85)	—	—	—	—	—	—
Net income	—	—	—	—	130,589	—	—	—	130,589
Other comprehensive loss—other(1)	—	—	—	—	—	—	—	(109)	(109)
Balance at December 31, 2005	$—	$366	$—	$429,933	$194,904	$8,489	$—	$(615)	$633,077

(1)        Amount relates to unrealized losses on investments classified as “available-for-sale”, as discussed in Note 3—“Summary of Significant Accounting Policies—Investments.”

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(In thousands)

	Predecessor
	Company	Reorganized Company
	2003	2004	2005
		(Restated)
Cash flows from operating activities:
Net income	$451,770	$64,315	$130,589
Adjustments to reconcile net income to net cash from operating activities:
Gain on disposition of Aetna Assets (See Note 3)	—	—	(56,367)
(Gain) loss on sale of assets	(4,460)	2,507	2,523
Depreciation and amortization	48,047	42,489	49,088
Goodwill impairment charges	28,780	—	—
Equity in earnings of unconsolidated subsidiaries	(6,202)	(5,277)	(4,350)
Non-cash fresh-start reorganization gain	(495,142)	—	—
Non-cash reorganization expense	6,902	—	—
Non-cash interest expense	4,662	2,343	1,389
Non-cash stock compensation expense	—	20,276	15,807
Non-cash income tax expense	1,966	59,448	77,998
Cash flows from changes in assets and liabilities:
Restricted cash	(39)	(2,058)	(45,309)
Accounts receivable, net	11,650	25,069	17,779
Other assets	(837)	39,129	1,631
Net cash flows related to unconsolidated subsidiaries	(3,881)	7,322	—
Accounts payable and accrued liabilities	178,355	(109,258)	(15,746)
Medical claims payable and other medical liabilities	(47,403)	17,497	14,932
Other liabilities	(450)	22	361
Minority interest, net of dividends paid	352	591	(1,070)
Other	4,223	(977)	(1,273)
Net cash provided by operating activities	178,293	163,438	187,982
Cash flows from investing activities:
Capital expenditures	(29,773)	(30,703)	(22,207)
Acquisitions and investments in businesses	(3,731)	—	—
Proceeds from disposition of Aetna Assets (See Note 3)	—	—	55,789
Purchase of investments	—	(827,564)	(797,564)
Maturity of investments	—	506,518	906,878
Proceeds from note receivable	—	—	7,000
Proceeds from sale of assets, net of transaction costs	2,588	2,302	343
Net cash provided by (used in) investing activities	(30,916)	(349,447)	150,239
Cash flows from financing activities:
Proceeds from issuance of new equity, net of issuance costs	—	147,871	—
Proceeds from issuance of debt, net of issuance costs	76	92,806	—
Payments on long-term debt and capital lease obligations	(3,018)	(216,226)	(315,866)
Proceeds from exercise of stock options and warrants	25	—	13,294
Net cash provided by (used in) financing activities	(2,917)	24,451	(302,572)
Net increase (decrease) in cash and cash equivalents	144,460	(161,558)	35,649
Cash and cash equivalents at beginning of period	62,488	206,948	45,390
Cash and cash equivalents at end of period	$206,948	$45,390	$81,039

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.   General

Basis of Presentation

The consolidated financial statements as of December 31, 2004 (which have been restated as discussed in Note 2 below) and 2005 and for the years ended December 31, 2003, 2004 and 2005 of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of Magellan, its majority owned subsidiaries and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”). The Company is engaged in the managed healthcare services business, and its  principal offices and operations are in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

As discussed further below in “Accounting for Consummation of the Plan,” the Company applied the fresh start reporting provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) as of December 31, 2003. Statement of operations and statement of cash flows data for all periods prior to January 1, 2004 represents the results of the Predecessor Company. Accordingly, all references to the Company with respect to disclosures of amounts recorded through or prior to December 31, 2003 in relation to statement of operations or cash flow items, relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded or to be recorded after December 31, 2003 in relation to statement of operations or cash flow items relate to the Reorganized Company.

Emergence From Chapter 11

On January 5, 2004 (the “Effective Date”), Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”), under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), which had been confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings. Magellan and these subsidiaries had filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court on March 11, 2003 (the “Commencement Date”).

Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects, but the Company was recapitalized. Under the Plan, the Company’s senior secured bank indebtedness under its previous credit agreement (the “Old Credit Agreement”), as existing before the Effective Date, was paid in full, and other then-existing indebtedness (i.e., 9.375% senior notes due 2007 (the “Old Senior Notes”), 9% Senior Subordinated Notes due 2008 in the principal amount of $625.0 million (the “Old Subordinated Notes”) and other general unsecured creditor claims (“Other GUCs”)) and the then-existing equity interests in Magellan were cancelled as of the Effective Date in exchange for the distributions provided for by the Plan, all as of the Effective Date.

All distributions were made as of the Effective Date except for distributions related to disputed claims for Other GUCs, for which distributions were made subsequent to the Effective Date periodically as such disputed claims were settled.  As of December 31, 2005, the total amount of outstanding, disputed claims for Other GUCs is $4.0 million (“Disputed Claims”). The Company does not believe that it is probable that any liability for the Disputed Claims will be incurred, and thus no liability has been recorded for the Disputed Claims as of December 31, 2005. Nonetheless, the Company has withheld from distribution 93,128 shares of Ordinary Common Stock (the “Reserved Shares”) which will be distributed in accordance with the terms of the Plan upon the final resolution of the Disputed Claims. If the Disputed Claims were to be settled for the full amount of $4.0 million, then the amount of additional consideration, in addition to the Reserved Shares, that the Company would be required to issue to the individual claimants that filed the Disputed Claims is cash of $1.2 million. If the Disputed Claims are settled for less than $4.0 million, some or all of the Reserved Shares will be distributed as an incremental distribution to Other GUCs whose claims have been allowed in the bankruptcy.

An affiliate of Onex Corporation, a Canadian corporation, (“Onex”), in connection with the Plan, purchased approximately 8.5 million shares of common stock of Magellan in the form of shares of Multi-Vote Common Stock. In May 2005 and November 2005, Onex disposed of all of its holdings in the Company, and therefore all of the outstanding Multi-Vote Common Stock  converted into Ordinary Common Stock.

On January 19, 2005, the Bankruptcy Court entered a final decree closing the chapter 11 case.

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

Certain transactions that occurred on the Effective Date, while consummated in connection with the Plan, were not required by the Plan and thus, pursuant to SOP 90-7, are not recorded as part of the fresh start reporting as of December 31, 2003. Accordingly, these transactions were recorded in the first quarter of 2004. In addition, cash transfers related to various transactions associated with the Plan occurred on the Effective Date, or shortly thereafter, and also are not recorded until 2004. These transactions and cash transfers include, among others, the entering into of the Credit Agreement (as defined below) and the repayment of the amounts outstanding under the Old Credit Agreement; the receipt of cash from the sale of equity to creditors and to Onex pursuant to the Plan; the issuance of stock and options to management and other employees and other cash payments to management pursuant to their employment agreements entered into on the Effective Date; and cash payments related to certain liabilities incurred in the chapter 11 proceedings, including professional fees and success fees.

2.   Restatements of Previously Issued Consolidated Financial Statements

On March 7, 2006, the Company announced that it was restating previously filed financial statements to correct the Company’s accounting for reversals of valuation allowances pertaining to deferred tax assets (excluding deferred tax assets related to the Company’s net operating loss carryforwards) that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. The Company had recorded the reversals of valuation allowances for such deferred tax assets as reductions to the Company’s income tax provision. In accordance with SOP 90-7, and the Financial Accounting Standard Board’s Emerging Task Force Topic No. D-33, “Timing of Recognition of Tax Benefits for Pre-Reorganization Temporary Differences and Carryforwards” (“EITF D-33”), such reversals of valuation allowances should be recorded as reductions to goodwill. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended December 31, 2004, and for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. All applicable financial information contained in this Form 10-K gives effect to these restatements. Consequently, reliance should not be placed upon the financial statements for the aforementioned fiscal periods that have been included in the Company’s previous filings with the SEC or included in previous announcements.

The following tables set forth the net effect of the restatements only for the specific line item amounts that changed as presented in the Company’s consolidated balance sheet and consolidated statement of operations as of and for the year ended December 31, 2004 (see Note 16—“ Selected Quarterly Financial Data” for the quarterly impact of the fiscal 2004 restatement adjustments).

The line item amounts that changed on the consolidated balance sheet as of December 31, 2004 as a result of the restatement are as follows (in thousands):

	As Reported	Adjustment	As Restated
Goodwill	$392,267	$(24,057)	$368,210
Total Assets	1,188,338	(24,057)	1,164,281
Retained earnings	88,372	(24,057)	64,315
Total Stockholders' Equity	497,053	(24,057)	472,996
Total Liabilities and Stockholders' Equity	$1,188,338	$(24,057)	$1,164,281

Line item amounts changed on the consolidated statement of operations for the year ended December 31, 2004 as a result of the restatement are as follows (in thousands):

	As Reported	Adjustment	As Restated
Provision for income taxes	$46,584	$18,251	$64,835
Income from continuing operations before minority interest	84,954	(18,251)	66,703
Minority interest, net	333	14	347
Income from continuing operations	84,621	(18,265)	66,356
Income (loss) from discontinued operations	3,751	(5,792)	(2,041)
Net income	88,372	(24,057)	64,315
Income available to common stockholders	88,372	(24,057)	64,315
Comprehensive income	$87,866	$(24,057)	$63,809
Income per common share available to common stockholders—basic:
Income from continuing operations	$2.39	$(0.51)	$1.88
Income (loss) from discontinued operations	$0.11	$(0.17)	$(0.06)
Net income	$2.50	$(0.68)	$1.82
Income per common share available to common stockholders—diluted:
Income from continuing operations	$2.33	$(0.50)	$1.83
Income (loss) from discontinued operations	$0.10	$(0.16)	$(0.06)
Net income	$2.43	$(0.66)	$1.77

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Historically, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The Company early adopted the provisions of FIN 46 effective December 31, 2003. Early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. Based on the guidance of FIN 46, the Company determined that it is the primary beneficiary of Premier Behavioral Systems of Tennessee, LLC (“Premier”), a variable interest entity for which the Company maintains a 50 percent voting interest. Consistent with the provisions of FIN 46, the Company consolidated the balance sheet of Premier into the Company’s balance sheet beginning as of December 31, 2003. Through December 31, 2003, the Company accounted for Premier under the equity method, whereby the Company included its portion of Premier’s earnings or loss in its consolidated statement of operations under the caption “Equity in earnings of unconsolidated subsidiaries.” The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. The consolidation of Premier at December 31, 2003 increased total assets and total liabilities each by $43.2 million. The fair value of the accounts consolidated was equivalent to their book value at December 31, 2003. The Company’s consolidation of the results of operations of Premier in its consolidated statement of operations represented $253.0 million and $217.5 million of revenue for the fiscal years ended December 31, 2004 and 2005, respectively.

The Company currently measures compensation cost for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and discloses pro forma stock-based compensation under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required January 1, 2006 adoption of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The estimated impact of the adoption of SFAS 123R would approximate the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below entitled “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were immaterial.

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

Financial Reporting Under the Bankruptcy Code

From the Commencement Date to December 31, 2003, the Company accounted for its operations under SOP 90-7. In accordance with SOP 90-7, certain expenses incurred and benefits realized by the Company during the bankruptcy period were recorded as “Reorganization benefit, net” in the accompanying consolidated statement of operations. In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, Magellan wrote off as reorganization expense, its capitalized deferred financing fees associated with the Old Senior Notes and Old Subordinated Notes, in the amount of $18.5 million. Reorganization expense also includes professional fees and other expenses directly associated with the bankruptcy process. As part of its financial restructuring plan, the Company rejected certain leases for closed offices. To the extent the estimated cost to the Company as a result of rejecting such leases was different than the liability previously recorded, such difference was recorded as a component of reorganization benefit, net, in accordance with SOP 90-7. Furthermore, in accordance with SOP 90-7, reorganization benefit, net includes the estimated interest income that the Company earned attributable to additional unrestricted cash balances that accumulated as a result of the chapter 11 proceedings.

The following table summarizes reorganization expense (benefit) for the fiscal year ended December 31, 2003 (in thousands):

Predecessor Company
Continuing operations:
Deferred financing costs	$18,459
Professional fees and expenses	31,589
Interest income	(1,096)
Net benefit from lease rejections and court approved claim reductions	(7,475)
Net fresh start reorganization gain	(479,694)
Net benefit from resolution of claims through Bankruptcy Court proceedings	$(438,217)
Discontinued operations, before taxes:
Net benefit from lease rejections and court approved claim reductions	$(4,062)
Net fresh start reorganization gain	(15,448)
Net benefit from resolution of claims through Bankruptcy Court proceedings	$(19,510)
Preferred stock:
Issuance costs and other	$2,668

Managed Care Revenue

Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues approximated $1.3 billion, $1.6 billion and $1.6 billion for the fiscal years ended December 31, 2003, 2004 and 2005, respectively.

Performance-based Revenue

The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $8.5 million, $12.8 million and $14.5 million in the fiscal years ended December 31, 2003, 2004 and 2005, respectively.

Significant Customers

The Company’s contracts with Aetna, Inc. (“Aetna”) and the State of Tennessee’s (the “State”) TennCare program (“TennCare”) each generated revenues that exceeded ten percent of consolidated net revenues for each of the three years ended December 31, 2005. In addition, the Company’s contracts with subsidiaries of WellPoint, Inc., including WellChoice, Inc. which merged with WellPoint, Inc. effective December 29, 2005 (“WellPoint”), generated revenues that, in the aggregate, exceeded ten percent of consolidated net revenues for the year ended December 31, 2005. The Company also has a significant concentration of business from individual counties which are part of the Pennsylvania Medicaid program.

The Company recorded net revenue from Aetna of $193.6 million, $228.1 million and $245.0 million for the fiscal years ended December 31, 2003, 2004 and 2005, respectively.  The Company’s contract with Aetna terminated on December 31, 2005. On December 30, 2005, effective for and as of December 31, 2005, the Company closed on the sale to Aetna of the certain assets of the Company used in the management of behavioral healthcare services for Aetna’s members (the “Aetna Assets”). The sale was concluded pursuant to the terms of a certain Asset Purchase Agreement dated February 23, 2005, as amended. The total consideration to be received by the Company is expected to be approximately $57.1 million, consisting of $30.0 million for the Aetna Assets and approximately $27.1 million for the delivery by the Company of executed addenda with Aetna to certain of the Company’s network provider contracts (the “Network Amount”). At closing, Aetna paid the $30 million for the Aetna Assets and approximately $25.8 million of the Network Amount, with the remaining approximately $1.3 million of the Network Amount, which is subject to adjustment, to be paid 120 days after closing based upon the final calculation of the Network Amount. The adjustment is not expected to be material. In connection with the closing, the Company paid approximately $50.2 million to Aetna in satisfaction of outstanding principal and interest on its previously issued promissory note to Aetna. See Note 7—“Long-Term Debt and Capital Lease Obligations” for information on the Aetna Note (defined below).

The Company provides managed behavioral healthcare services for TennCare, both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”) and through a contract held by Premier, a joint venture in which the Company owns a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The State has divided the TennCare program into three regions, and the Company’s TennCare contracts, which extend through June 30, 2007, currently encompass all of the TennCare membership for all three regions. As previously discussed, effective January 1, 2004, the Company started consolidating the results of operations of Premier in its consolidated statements of operations. The Company recorded $157.3 million, $431.5 million, and $432.7 million from its TennCare contracts during the years ended December 31, 2003, 2004 and 2005, respectively.

On November 6, 2005, TennCare announced that it had issued a Request for Information (“RFI”) with regard to a possible model for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. Subsequently, TennCare indicated that it will issue a Request for Proposals (“RFP”) in March 2006 for the management of healthcare, including behavioral care, for such enrollees of the Middle region. Because the Company’s contracts with TennCare can be terminated by TennCare prior to June 30, 2007, the contract for the Middle region would be terminated by TennCare should an implementation occur prior to June 30, 2007 of any contract awarded pursuant to the RFP. The RFI contemplated that TennCare was targeting October 2006 as the start date of any such contract awarded pursuant to the RFP. For the year ended December 31, 2005, revenue derived from TennCare enrollees residing in the Middle region amounted to $149.8 million.

Total revenue from the contracts with WellPoint approximated $202.2 million during the year ended December 31, 2005. Included in such amount is revenue of $25.1 million from contracts that expired during 2005 and were not renewed. Substantially all of the remaining $177.1 million of revenue is from contracts which have terms that extend through December 31, 2007.

The Company derives a significant portion of its revenue from contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $189.6 million, $187.7 million and $214.5 million in the fiscal years ended December 31, 2003, 2004 and 2005, respectively.  The Company’s contract with one of the counties was terminated as of December 31, 2003. Revenue related to this particular county totaled $24.0 million in the fiscal year ended December 31, 2003.

Income Taxes

The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), as it applies to companies that have implemented the fresh start reporting provisions of SOP 90-7. The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed behavioral care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2004 and 2005 were as follows (in thousands):

	2004	2005
Restricted cash	$104,414	$149,723
Restricted short-term investments	35,600	42,976
Restricted deposits (included in other current assets)	17,098	16,498
Restricted long-term investments	592	2,897
Total	$157,704	$212,094

Investments

Investments consist primarily of U.S. Government and agency securities, corporate debt securities, and certificates of deposit. The Company accounts for its investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Prior to fiscal 2004, the Company classified its investments as “held to maturity,” and reclassified its investments as “available-for-sale” during fiscal 2004.  Investments classified as “available-for-sale” are carried at fair value, based on quoted market prices. The Company’s policy is to classify all investments with contractual maturities within one year as current. Investment income is recognized when earned and reported net of investment expenses. Unrealized holding gains and losses are excluded from earnings and are reported, net of tax, as “accumulated other comprehensive loss” in the accompanying consolidated balance sheets, statements of  operations and statements of changes in stockholders’ equity (deficit) until realized, unless the losses are deemed to be other-than-temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the consolidated statements of operations.

The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to:  the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary. The Company periodically reviews those investment securities whose unrealized losses have remained unrealized for more than six months to determine if such unrealized losses are other-than-temporary. Unrealized losses related to investments greater and less than one year are not material.

In relation to its investment securities, the Company is not aware of the existence of any financial difficulties for any of the issuers of such investment securities which would cause the Company to question whether such issuers will be able to honor such investment securities upon maturity. Further, the Company believes the declines in fair value of its investment securities were caused by changes in market interest rates. The Company intends to hold these related investment securities to maturity and has the ability to do so. As of December 31, 2004 and 2005, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the fiscal years ended December 31, 2003, 2004 or 2005. The following is a summary of short-term and long-term investments at December 31, 2004 and 2005 (in thousands):

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$220,091	$—	$(474)	$219,617
Corporate debt securities	126,376	—	(370)	126,006
Certificates of deposit	467	—	—	467
Total investments at December 31, 2004	$346,934	$—	$(844)	$346,090

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$63,783	$—	$(158)	$63,625
Corporate debt securities	175,580	—	(457)	175,123
Certificates of deposit	302	—	—	302
Total investments at December 31, 2005	$239,665	$—	$(615)	$239,050

The maturity dates of the Company’s investments as of December 31, 2005 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in 2006	$236,765	$236,153
Due in 2007	2,900	2,897
Total investments at December 31, 2005	$239,665	$239,050

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

Concentration of Credit Risk

Accounts receivable subject the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and governmental entities. As of December 31, 2004, two customers each comprised greater than 10 percent of the Company’s net accounts receivable balance. As of December 31, 2005, one customer comprised greater than 10 percent of the Company’s net accounts receivable balance. The Company believes the allowance for doubtful accounts is adequate for its estimated losses as of December 31, 2005, however, the Company has a risk of losses if such allowance is not adequate.

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

Property and Equipment

Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with SOP 98-1, “Accounting for Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements, three to ten years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $30.5 million, $28.6 million and $35.2 million for the fiscal years ended December 31, 2003, 2004 and 2005, respectively. Property and equipment, net, consisted of the following at December 31, 2004 and at December 31, 2005 (in thousands):

	2004	2005
Buildings and improvements	$1,230	$2,603
Equipment	71,597	81,734
Capital leases—equipment	8,529	905
Capitalized internal-use software	67,110	76,331
	148,466	161,573
Accumulated depreciation	(27,862)	(58,675)
Property and equipment, net	$120,604	$102,898

Goodwill

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill of $368.2 million and $290.2 million at December 31, 2004 and 2005, respectively, has been allocated entirely to the Health Plan Solutions segment (as described below).

The changes in the carrying amount of Company goodwill for the years ended December 31, 2004 and 2005 are reflected in the table below (in thousands):

	2004	2005
	(Restated)
Balance as of beginning of period	$450,244	$368,210
Adjustment to goodwill as a result of the projected realization of deferred tax assets subsequent to fresh-start reporting(1)	(82,034)	(78,018)
Balance as of end of period	$368,210	$290,192

(1)          Adjustments primarily relate to the following:

(a)   As of December 31, 2003, the Company had tax contingencies which created an uncertainty as to the Company’s ability to realize its net operating loss carryforwards (“NOLs”). In addition to recording a full valuation allowance against all NOLs, the Company recorded this contingent liability for taxes payable of $23.2 million. During fiscal 2004, the Company received favorable guidance from the Internal Revenue Service which resolved this contingency. In accordance with SOP 90-7 and SFAS 109, any future changes in these balances that existed as of the fresh-start date will be adjusted against goodwill.

(b)   During fiscal 2004 and 2005, the Company recorded tax benefits from the utilization of deferred tax assets, inclusive of NOLs, that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. These tax benefits have been reflected as reductions of goodwill in accordance with SOP 90-7.

See further discussion in Note 10—“Income Taxes.”

Intangible Assets

The following is a summary of intangible assets at December 31, 2004 and December 31, 2005, and the estimated useful lives for such assets (in thousands):

	December 31, 2004
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2 to 18 years	$51,600	$(13,438)	$38,162
Provider networks	16 years	6,500	(406)	6,094
		$58,100	$(13,844)	$44,256

	December 31, 2005
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	4 to 18 years	$41,190	$(16,465)	$24,725
Provider networks	16 years	6,500	(813)	5,687
		$47,690	$(17,278)	$30,412

Intangible assets were valued, and related estimated useful lives were determined, based upon independent appraisals at December 31, 2003.

Amortization expense for continuing operations was $17.5 million, $13.8 million and $13.8 million for the fiscal years ended December 31, 2003, 2004 and 2005, respectively. The Company estimates amortization expense will be $8.6 million, $8.6 million, $1.0 million, $1.0 million and $1.0 million for the fiscal years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively, without consideration to intangible assets purchased in connection with the Company’s acquisition of NIA (defined below) as discussed in Note 4—“Acquisitions and Joint Ventures.”

Cost of Care, Medical Claims Payable and Other Medical Liabilities

Cost of care is recognized in the period in which members received managed healthcare services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable.

Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause these estimates to change in the near term. The following table presents the components of the change in medical claims payable for the years ended December 31, 2004 and 2005 (in thousands):

	2004	2005
Medical claims payable, beginning of period	$179,141	$165,547
Cost of care:
Current year	1,197,658	1,204,051
Prior years	(7,064)	608
Total cost of care	1,190,594	1,204,659
Claim payments and transfers to other medical liabilities:
Current year	1,050,300	1,061,952
Prior years	153,888	144,241
Total claim payments and transfers to other medical liabilities	1,204,188	1,206,193
Medical claims payable, end of period	$165,547	$164,013

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2005; however, actual claims payments and other items may differ from established estimates.

Other medical liabilities consist primarily of “reinvestment” payables under certain managed behavioral healthcare contracts with Medicaid customers.  Under this type of contract, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to “reinvest” such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs.

Net Income Per Common Share

Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 8—“Stockholders’ Equity”).

Stock-Based Compensation

The Company measures compensation cost for stock-based compensation under APB 25, and discloses stock-based compensation under the requirements of SFAS 123 and SFAS 148, as shown below. At December 31, 2004 and 2005, the Company had stock-based employee incentive plans, which are described more fully in Note 8—“Stockholders’ Equity.”

Had the Company elected to adopt the fair value recognition provisions of SFAS 123, pro forma net income and net income per share for the years ended December 31, 2003, 2004 and 2005 would be as follows (in thousands, except per share amounts):

	Predecessor Company	Reorganized Company
	2003	2004		2005
		(Restated)
Income available to common stockholders, as reported	$448,047	$64,315		$130,589
Add: Stock-based employee compensation expense included in reported net income	—	14,990	(1)	14,462	(1)
Deduct: Total stock-based employee compensation expense determined under fair value method	(3,379)	(18,783)		(20,766)
Pro forma income available to common stockholders—basic	444,668	60,522		124,285
Add: Presumed conversion of redeemable preferred stock	3,723	—		—
Income available to common stockholders—diluted	$448,391	$60,522		$124,285
Income per common share:
Basic—as reported	$12.69	$1.82		$3.63
Basic—pro forma	$12.60	$1.71		$3.46
Diluted—as reported	$10.86	$1.77		$3.46
Diluted—pro forma	$10.78	$1.66		$3.30

(1)          Represents stock-based compensation related to stock options granted to management pursuant to the 2003 Management Incentive Plan (“MIP”).

The fair values of the stock options granted were estimated on the date of their grant/acquisition using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions for the years ended December 31, 2004 and 2005:

	2004
	Senior Executive Options	Other Options	2005
Risk-free interest rate	3.35%	2.97%	4.00%
Expected life	5 years	4 years	4 years
Expected volatility	39.10%	37.80%	32.50%
Expected dividend yield	0.00%	0.00%	0.00%

The Company granted no options during the fiscal year ended December 31, 2003. All options then outstanding were cancelled as part of the emergence from bankruptcy, therefore at December 31, 2003, there were no outstanding options. On the Effective Date, the Company adopted a new stock option plan. See Note 8—“Stockholders’ Equity.”

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

At December 31, 2004, approximately 37% of the carrying value of the Company’s debt instruments had fair values that approximate their carrying values due to the short maturity or recent repricings, while approximately 63% of the carrying value of the Company’s debt instruments had fair values that were based upon quoted market prices at December 31, 2004. At December 31, 2005, 100% of the carrying value of the Company’s debt instruments had fair values that approximated their carrying values due to the short maturity or recent repricings.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

4.   Acquisitions and Joint Ventures

Premier was formed to manage behavioral healthcare benefits for the State of Tennessee’s TennCare program. Substantially all of the activities of Premier are conducted on behalf of the Company. Through fiscal 2003, the Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, the Company early adopted FIN 46, under which the Company consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company, as the primary beneficiary of Premier. The Company’s equity in loss of Premier for the fiscal year ended December 31, 2003 was $0.4 million. The Company has not received a partnership distribution from Premier during any of the periods presented in the consolidated statements of operations. The Company made capital contributions totaling $6.4 million into Premier during fiscal 2003. No capital contributions into Premier were made by the Company during fiscal 2004 or 2005. See Note 3—“Summary of Significant Accounting Policies—Significant Customers” and “—Recent Accounting Pronouncements” above for further discussion of Premier.

As of December 31, 2005, the Company owned a 37.5 percent interest in Royal Health Care, LLC (“Royal”). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to seven managed care organizations. Royal does not provide any services to the Company. The Company accounts for its investment in Royal using the equity method. The Company’s investment in Royal at December 31, 2004 and 2005 was $11.0 million and $15.3 million, respectively. The Company’s equity in income of Royal for the fiscal years ended December 31, 2003, 2004 and 2005 was $6.6 million, $5.3 million and $4.4 million, respectively. The Company received $2.2 million and $7.5 million in partnership distributions from Royal in the fiscal years ended December 31, 2003 and 2004, respectively. The Company did not receive partnership distributions from Royal in fiscal 2005. Effective February 2, 2006, the Company sold its Royal ownership interest back to Royal in exchange for cash proceeds of $20.5 million.

On January 31, 2006, the Company acquired all of the outstanding stock of National Imaging Associates, Inc. (“NIA”), a privately held radiology benefits management (“RBM”) firm headquartered in Hackensack, New Jersey, for approximately $122 million in cash, after giving effect to estimated cash to be acquired in the transaction, and NIA became a wholly owned subsidiary of Magellan.

NIA manages diagnostic imaging services on a non-risk basis for its customers, which include some of the nation’s largest health plans, to ensure that such services are clinically appropriate and cost effective. NIA has approximately 17 million covered lives under contract. The Company anticipates that it will report the results of operations of NIA as a separate segment entitled Magellan Radiology Benefits Management Solutions (“Radiology Benefits Solutions”) beginning with the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2006.

5.   Discontinued Operations

The Company has accounted for the disposal of the discontinued segments under SFAS 144 which requires that the results of continuing operations be reported separately from those of discontinued operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations.

On March 9, 2001, the Company consummated the sale of National Mentor, Inc. (“Mentor”), which represented the business and interest comprised by the Company’s human services segment, for approximately $113.5 million, net of approximately $2.0 million in transaction costs. The Company’s consideration consisted of $103.5 million in cash and $10.0 million in the form of an interest-bearing note and assumed liabilities of approximately $3.0 million. At December 31, 2004, $7.0 million of the interest-bearing note was included in other current assets within the accompanying consolidated balance sheets, while the remaining $3.0 million was included within other long-term assets. The Company subsequently collected the current portion of the note in January 2005. The agreement for the sale of Mentor included provisions whereby the Company indemnified the purchaser for certain potential liabilities that existed prior to the transaction’s effective date. As part of the Company’s bankruptcy proceedings, this indemnification has been capped at $10.0 million.

As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations. The summary of the income (loss) from the discontinued operations segments for the years ended December 31, 2003, 2004 and 2005 is as follows (in thousands):

	Predecessor Company	Reorganized Company
	2003	2004	2005
		(Restated)
Net revenue	$389	$118	$1,313
Salaries, cost of care and other operating expenses (1)(2)	20,650	3,588	(1,336)
Income tax provision (benefit)	11	(1,429)	1,052
Income (loss) from discontinued operations	$(20,272)	$(2,041)	$1,597

(1)          In September 2003, the Company entered into an agreement with a claimant to settle certain claims filed related to its discontinued operations. As a result of the settlement, the Company recorded an adjustment to legal expense for the amount of the claim of $24.0 million. As part of the Plan, this claim was discharged through the payment of $10.0 million in cash, with the difference recorded as a discontinued operations reorganization benefit.

(2)          Interest expense has not been allocated to discontinued operations.

During the year ended December 31, 2003, the Company recognized a reorganization benefit, net of taxes related to the discontinued operations segments of $20.3 million, with such amount being net of an income tax benefit of $0.8 million. See Note 3—“Summary of Significant Accounting Policies” for discussion of reorganization benefit, net of taxes.

The remaining assets and liabilities of the Company’s discontinued operations segments at December 31, 2004 included, among other things, (i) cash and cash equivalents of $1.0 million; (ii) restricted cash of $0.6 million; (iii) investment in provider joint ventures of $1.8 million; (iv) note receivable of $3.0 million; and (v) accounts payable and accrued liabilities of $3.6 million.

The remaining assets and liabilities of the Company’s discontinued operations segments at December 31, 2005 included, among other things, (i) cash and cash equivalents of $0.5 million; (ii) restricted cash of $0.6 million; (iii) investment in provider joint ventures of $1.9 million; (iv) note receivable of $3.0 million; and (v) accounts payable and accrued liabilities of $2.5 million.

6.   Benefit Plans

The Company has a defined contribution retirement plan (the “401(k) Plan”). Employee participants can elect to contribute up to 75 percent of their compensation, subject to IRS deferral limitations, to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee’s contribution up to 6 percent of their annual compensation. Additionally, the Company can elect to make a discretionary contribution of up to 2 percent of each eligible employee’s compensation. The Company recognized $3.3 million, $3.0 million and $3.1 million of expense for the fiscal years ended December 31, 2003, 2004 and 2005, respectively, for matching contributions to the 401(k) Plan.

7.   Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations at December 31, 2004 and 2005 consisted of the following (in thousands):

	2004	2005
Credit Agreement:
Revolving Loan Facility due through 2008	$—	$—
Term Loan Facility (6.74% at December 31, 2005) due through 2008	85,000	62,500
9.375% Series A Senior Notes due 2008	233,456	—
9.375% Series B Senior Notes due 2008	7,116	—
Note payable to Aetna due through 2005	48,915	—
4.36% capital lease obligations due through 2008	4,991	584
	379,478	63,084
Less current maturities of long-term debt and capital lease obligations	(75,158)	(25,194)
	$304,320	$37,890

The aggregate scheduled maturities of long-term debt and capital lease obligations during the next five fiscal years and beyond are as follows (in thousands):

Fiscal Years Ended December 31,
2006	$25,194
2007	25,205
2008	12,685
$63,084

Credit Agreement

On the Effective Date, the Company repaid amounts outstanding under the Old Credit Agreement totaling $160.8 million utilizing proceeds from the new credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the “Credit Agreement”) and the additional capital provided by the Plan.

The Credit Agreement provides for a Term Loan Facility, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $50.0 million. As of December 31, 2005, the Company had $62.5 million outstanding under the Term Loan Facility. On the Effective Date, the Company incurred deferred financing fees of $7.4 million related to the Credit Agreement. Effective September 29, 2004, the Credit-Linked Facility was reduced from $80 million to its current amount of $50 million. The Company accounted for the reduction of the Credit-Linked Facility in accordance with Emerging Issues Task Force Issue No. 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” and accordingly, wrote off $0.8 million of deferred financing fees associated with the Credit Agreement and will amortize the remaining unamortized deferred financing fees relating to the Credit Agreement over the remaining term of the Credit Agreement. Borrowings under the Credit Agreement will mature on August 15, 2008 and quarterly principal payments are required on the Term Loan Facility. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of December 31, 2005, the Company had issued letters of credit in the amount of $39.0 million, resulting in unutilized commitments under the Credit-Linked Facility of $11.0 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

On October 25, 2004, the Credit Agreement was amended to reduce the annual interest rate on borrowings under the Term Loan Facility and on the Credit-Linked Facility, each by 1.25 percent. As a result, the annual interest rate on borrowings under the Term Loan Facility fluctuates at a rate equal to the sum of (i) a borrowing margin of 2.25 percent (subject to reduction of up to 0.50 percent based on the Company’s debt ratings), plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight “federal funds” rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. As of December 31, 2005, all loans under the Term Loan Facility were Eurodollar denominated loans at a borrowing rate of 6.74 percent. The commitment fee on the Credit-Linked Facility is equal to the sum of 2.25 percent (subject to reduction of up to 0.50 percent based on the Company’s debt ratings), plus an additional amount that is based on the administrative costs and term of the Credit-Linked Facility. As of December 31, 2005, the commitment fee on the Credit-Linked Facility was 2.37 percent.

On December 6, 2005, the Credit Agreement was amended to increase the permitted aggregate price paid for acquisitions allowed under the Credit Agreement from $50 million to $200 million provided that certain conditions are met and to allow the Company to dissolve or liquidate certain of its subsidiaries which have no or immaterial assets. The purchase of NIA in 2006 used a portion of such amount available for permitted acquisitions, and thus reduced the amount available for future permitted acquisitions under the Credit Agreement. If the Company identifies a potential acquisition which exceeds the remaining amount available for permitted acquisitions, the Company will either have to obtain an amendment to the Credit Agreement or a waiver to this requirement.

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

The Credit Agreement contains a number of covenants that restrict or limit the Company’s ability to engage in various transactions that may affect the interests of the lenders, including requirements limiting the ability to enter into partnerships, joint ventures, merger or consolidation transactions, to make capital expenditures and to issue capital stock. In addition, the Credit Agreement requires the Company to comply with specified financial ratios and tests (as defined), including minimum consolidated EBITDA, interest coverage ratios and maximum leverage ratios. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement.

The Company incurs a commitment fee on the Revolving Loan Facility ranging from 0.50 percent to 0.75 percent of the total available amount under the facility. The commitment fee percentage varies with the percentage of unutilized amounts under the Revolving Loan Facility. In addition, the Company incurs a fee in the amount of 0.125% for all letters of credit issued. The obligations of the Company and the Subsidiary Guarantors (as defined in the Credit Agreement) under the Credit Agreement are unconditionally and irrevocably guaranteed by, subject to certain exceptions, each wholly owned subsidiary of the Company. In addition, security interests in and pledges of or liens on substantially all the material tangible and intangible assets of the guarantors, subject to certain exceptions, secure the Revolving Loan Facility, the Term Loan Facility, Credit-Linked Facility and the guarantees.

Senior Notes

On the Effective Date, the Company issued $233.5 million of Series A Notes, which were originally scheduled to mature on November 15, 2008, and were general senior unsecured obligations of the Company. Interest on the Series A Notes was payable semi-annually on each May 15 and November 15, commencing on May 15, 2004. These notes plus cash were issued in satisfaction of the Company’s Old Senior Notes and accrued interest thereon.

As of December 31, 2004, the Company had issued $7.1 million of Series B Notes, which were originally scheduled to mature on November 15, 2008. The Series B Notes were issued to the holders of Other GUCs of the Predecessor Company and to Houlihan Lokey Howard & Zukin Capital (“Houlihan”) for services rendered during the chapter 11 proceedings. Interest on the Series B Notes was payable semi-annually on each May 15 and November 15, commencing on May 15, 2004.

On November 30, 2005, the Company redeemed the Company’s outstanding Senior Notes of $240.6 million using available unrestricted cash and investments. The transaction included required prepayment premiums of approximately $11.3 million, which has been reflected within interest expense in the accompanying statement of operations for the year ended December 31, 2005.

Aetna Note

Pursuant to the Plan, on the Effective Date, the Company paid $15.0 million to Aetna, out of a debt obligation allowed under the Plan of $60.0 million plus accrued interest, and issued to Aetna an interest-bearing note (the “Aetna Note”) for the balance, including accrued interest, of $48.9 million, maturing on December 31, 2005. The annual interest rate on the Aetna Note was calculated as the sum of (i) the higher of the prime rate or one-half of one percent in excess of the overnight “federal funds” rate, plus (ii) 3.25 percent, plus (iii) an additional 2.00 percent for overdue amounts of principal or interest. Interest on the Aetna Note was payable quarterly on the last day of March, June, September and December. On December 30, 2005, the Company repaid all amounts owing under the Aetna Note.

Capital Lease Obligations

The Company’s capital lease obligations represent amounts due under leases for certain software and computer equipment. The recorded gross cost of other capital leased assets was $8.5 million and $0.9 million at December 31, 2004 and December 31, 2005, respectively.

8.   Stockholders’ Equity

Common Stock

On the Effective Date, the previously outstanding shares of Common Stock and Preferred Stock of Magellan were cancelled, and three new classes of capital stock were authorized.

As discussed in Note 1—“General”, in May 2005 and November 2005, Onex disposed of all of its holdings in the Company, and therefore all of the outstanding Multi-Vote Common Stock converted into Ordinary Common Stock. The Company is prohibited from paying dividends on its common stock under the terms of the Credit Agreement, except under very limited circumstances.

Stock Option Plans

All options and warrants to purchase common stock outstanding prior to the Effective Date were cancelled as of the Effective Date. On the Effective Date, the Company established the MIP which allows for the issuance of up to 6,373,689 shares of Common Stock pursuant to stock options or stock grants. During fiscal 2004, the Company granted options for the purchase of 4.4 million shares of common stock at a weighted average grant date fair value of approximately $14.61 per share. These options vest over three to four years and have a 10 year life. During fiscal 2005, the Company granted options for the purchase of 1.1 million shares of common stock at a weighted average grant date fair value of approximately $10.90 per share. These options vest over four years and have a 10 year life. Other than the 2004 Options (as defined below), options granted by the Company have exercise prices equal to the fair market value on the date of grant.

Summarized information relative to the Company’s stock options issued under the MIP for the years ended December 31, 2004 and 2005 is as follows:

	2004		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Balance, beginning of period	—	$—	4,220,222	$13.34
Granted	4,402,522	13.34	1,115,185	34.28
Cancelled	(182,300)	16.10	(255,947)	27.58
Exercised	—	—	(1,064,749)	12.48
Balance, end of period	4,220,222	13.34	4,014,711	18.50
Exercisable, end of period	—	$—	30,045	$33.05

At December 31, 2005, there were 912,576 shares available for future grants under the terms of the MIP. Summarized information relative to the Company’s stock options outstanding on December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Options	Life(1)	Price	Options	Price
$10.43 - $12.39	2,656,345	8 years	$11.58	—	$—
$23.52 - $38.46	1,358,366	9 years	32.04	30,045	33.05
	4,014,711		$18.50	30,045	$33.05

(1)   After consideration of the January 3, 2006 amendment to certain stock options as discussed below, the weighted average life for all outstanding stock options has been reduced to 3.95 years.

Pursuant to employee agreements entered into as part of the Plan, on the Effective Date, the Company granted a total of 167,926 fully vested shares of Ordinary Common Stock to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Senior Executives”). Pursuant to his employment agreement, the Chief Executive Officer purchased 83,963 fully vested shares of Ordinary Common Stock on the Effective Date.

During the year ended December 31, 2005, the Company granted 140,636 shares of restricted stock pursuant to the MIP, 14,507 of which were vested and 126,129 of which vest ratably over four years. Of these grants, 10,872 shares have been cancelled pursuant to terminations of employment, resulting in a total of 115,257 outstanding unvested shares of restricted stock at December 31, 2005.

Under APB 25, the Company recorded stock compensation expense during the fiscal year ended December 31, 2005 of $15.8 million, as reflected in the accompanying consolidated statements of operations, related to the following:

•       with respect to the grants of restricted stock, the Company calculated a total charge equal to the fair market value of the Ordinary Common Stock at the time of grant (the price at which the stock traded on the first day of trading) multiplied by the shares granted, and recognized a ratable portion of the total charge based upon a four year vesting period (except for the charge related to immediately vested shares which was recognized in full).

•       with respect to the grant of 2004 Options (as defined below), a charge was computed equal to the difference between the fair market value of the Ordinary Common Stock at the time of grant and the exercise prices of the options, multiplied by the number of shares subject to the options (4.2 million shares in the aggregate). This charge is being recognized ratably over the vesting periods of the options, which range from three to four years.

On January 3, 2006, the Company amended certain stock options outstanding under the MIP. The amendments, as further described below, were intended primarily to bring the features of the options into compliance with certain requirements established by Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), which was added to the Code by the American Jobs Creation Act of 2004 and governs as a general matter the federal income tax treatment of deferred compensation. The amended options were originally issued in connection with the consummation of the Plan, which occurred on the Effective Date (the “2004 Options”). Because the exercise price of such 2004 Options may be considered to have been less than the fair market value of the shares that may be acquired upon exercise of such options as determined by the market trading in such shares following the consummation of the Plan, such options might be subject to the provisions of Section 409A, including certain penalty tax provisions on the option holders.

The amendments in each case reduced the period in which the 2004 Options, once vested, could be exercised from the tenth anniversary of the date of grant to the end of the calendar year in which each option first becomes exercisable. The vesting schedule of the options was not changed and no change was made in the exercise price or other material terms.

In addition, the 2004 Options issued to the Senior Executives were also amended to defer until January 5, 2007 the exercisability of all but 137,398 of their options that vest in January 2006. This deferral was agreed upon in connection with the waiver by the Company of the restriction on sale before January 5, 2007 of 413,003 shares held by the Senior Executives, that they had previously acquired upon exercise of a portion of their 2004 Options that vested in January 2005.

In connection with these amendments, the Company agreed to grant new options to option holders other than the Senior Executives upon exercise of their 2004 Options in the year of vesting pursuant to the amendments. The new options would be in an amount equal to the number of options exercised, would have exercise prices equal to the market price on the date of grant and would vest over three years from the date of grant. Therefore, of the 912,576 shares available for future grants under the terms of the MIP, 891,791 shares are reserved for future issuances of such options, which issuances would occur in 2006, 2007 and 2008 as the 2004 Options vest and are exercised.

On February 24, 2006, the board of directors of the Company approved three equity plans and recommended they be submitted for approval by the Company’s shareholders at the 2006 Annual Meeting of Shareholders.  The board approved the 2006 Management Incentive Plan (“2006 MIP”), the 2006 Director Equity Compensation Plan (“Director Plan”) and the 2006 Employee Stock Purchase Plan (“ESPP”).

The 2006 MIP, which is similar to the Company’s existing 2004 Management Incentive Plan, authorizes the issuance of equity awards covering a total of 2,750,000 shares of the Company’s Common Stock, no more than 300,000 shares of which may be restricted stock. The Director Plan covers 120,000 shares of the Company’s Common stock, no more than 15,000 of which may be restricted stock, and provides for the issuance of options and restricted stock to directors immediately following each annual meeting of shareholders in 2006 and 2007. The ESPP covers 100,000 shares of the Company’s Common stock and permits employees of the Company to purchase Common Stock at a 5% discount.

On February 24, 2006 the Compensation Committee of the Board of Directors of the Company granted 941,172 stock options and 119,797 shares of restricted stock to members of management pursuant to the 2006 MIP including to the following Executive Officers of the Company in the following amounts:

	Options	Restricted Shares
Steven Shulman	276,106	35,144
René Lerer	132,531	16,869
Mark Demilio	83,628	10,645
Daniel Gregoire	21,675	2,759
Eric Reimer	19,807	2,521
Jeff West	13,000	1,600

The options and restricted stock awarded to members of management as described above are subject to and conditioned upon shareholder approval of the MIP.  The options have a ten year term and an exercise price of $38.47, which is equal to the fair market value of the Common Stock of the Company on the date of grant.  The options and restricted shares will vest ratably over three years except that the vesting of certain of the options is subject to satisfaction of certain performance targets.

Common Stock Warrants.   Pursuant to the Plan, holders of the Predecessor Company’s preferred stock (See Note 9—“Redeemable Preferred Stock” below) and common stock received a total of 570,825 warrants to purchase until January 5, 2011 for $30.46 per share, a like number of shares of Ordinary Common Stock (the “2004 Warrants”). During the years ended December 31, 2004 and 2005, 19 and 389 warrants, respectively, were exercised, thus reducing the total shares issuable pursuant to the 2004 Warrants to 570,417 as of December 31, 2005.

Also on the Effective Date and pursuant to the Plan, the Company entered into a warrant agreement with Aetna whereby Aetna has the option to purchase, between January 1, 2006 and January 5, 2009, 230,000 shares of Ordinary Common Stock at a purchase price of $10.48 per share (the “Aetna Warrants”). On January 30, 2006, Aetna effected a cashless exercise for all of the Aetna Warrants, which resulted in 150,815 shares being issued to Aetna. The following table summarizes the common stock warrants in effect as of the Effective Date:

				Approximate
		Exercise Price		Fair Market Value
Description	Shares	Per Share	Expiration Date	Per Warrant
2004 Warrants	570,825	$30.46	January 5, 2011	$9.44
Aetna Warrants	230,000	$10.48	January 5, 2009	$13.50

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

Income Per Common Share

Income per common share for the fiscal year ended December 31, 2003 was calculated using the Company’s pre-petition common stock which was outstanding through the close of business on December 31, 2003, at which time it was cancelled pursuant to the Plan. Income per common share for the fiscal years ended December 31, 2004 and 2005 was calculated using the Company’s Ordinary Common Stock and Multi-Vote Common Stock which was outstanding at December 31, 2004 and 2005, respectively.

The following table reconciles income (numerator) and shares (denominator) used in the Company’s computations of income per share from continuing operations for the years ended December 31, 2003, 2004 and 2005 (in thousands, except per share amounts):

	Predecessor Company	Reorganized Company
	2003	2004	2005
		(Restated)
Numerator:
Income from continuing operations	$451,715	$66,356	$128,992
Less: preferred dividend requirement (contractual dividends of $4,788 for the fiscal year ended December 31, 2003)	883	—	—
Less: amortization of redeemable preferred stock issuance costs and other	172	—	—
Less: preferred stock reorganization items, net	2,668	—	—
Income from continuing operations available to common stockholders—basic	447,992	66,356	128,992
Add: presumed conversion of redeemable preferred stock	3,723	—	—
Income from continuing operations available to common stockholders—diluted	$451,715	$66,356	$128,992
Denominator:
Weighted average number of common shares outstanding—basic	35,305	35,367	35,966
Common stock equivalents—stock options	—	797	1,506
Common stock equivalents—warrants	—	197	212
Common stock equivalents—redeemable preferred stock	6,300	—	—
Common stock equivalents—restricted stock	—	—	7
Weighted average number of common shares outstanding—diluted	41,605	36,361	37,691
Income from continuing operations available to common stockholders per common share—basic	$12.69	$1.88	$3.59
Income from continuing operations available to common stockholders per common share—diluted	$10.86	$1.83	$3.42

Conversion of the redeemable preferred stock was presumed outstanding for the fiscal year ended December 31, 2003. Certain stock options and warrants which were outstanding during the fiscal year ended December 31, 2003, were not included in the computation of diluted earnings per share because of the anti-dilutive effect. See Note 9—“Redeemable Preferred Stock,” for further discussion of the redeemable preferred stock.

9.   Redeemable Preferred Stock

TPG Investment

On December 5, 1999, TPG Magellan, LLC, an affiliate of the investment firm Texas Pacific Group

(“TPG”) purchased approximately $59.1 million of the Predecessor Company’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock was cancelled as of December 31, 2003 pursuant to the Plan. Upon adoption of SOP 90-7, the Company wrote off all of its unamortized issuance costs of approximately $2.7 million (net of a tax benefit of approximately $0.8 million) as “Preferred stock reorganization items, net” in the accompanying consolidated statement of operations for the fiscal year ended December 31, 2003.

10.   Income Taxes

The provision for income taxes related to continuing operations for the years ended December 31, 2003, 2004 and 2005 consisted of the following (in thousands):

	Predecessor Company	Reorganized Company
	2003	2004	2005
		(Restated)
Income taxes currently payable:
Federal	$3,402	$8,110	$6,515
State	2,007	2,943	1,999
Deferred income taxes:
Federal	27,213	44,934	67,381
State	1,191	8,848	6,510
	$33,813	$64,835	$82,405

A reconciliation of the Company’s income tax provision for continuing operations to that computed by applying the statutory federal income tax rate for the years ended December 31, 2003, 2004 and 2005 is as follows (in thousands):

	Prececessor Company	Reorganized Company
	2003	2004	2005
		(Restated)
Income tax provision at federal statutory income tax rate	$170,023	$46,038	$74,009
State income taxes, net of federal income tax benefit	2,078	11,791	8,508
Goodwill impairment	9,052	—	—
Differences in reorganization benefit, net	(150,773)	—	—
Other—net	3,433	7,006	(112)
Income tax provision	$33,813	$64,835	$82,405

The Company changed its income tax reporting year to a calendar year basis in conformity with its financial reporting year effective December 31, 2003.

For federal income tax purposes, the cancellation of indebtedness event with respect to the discharge of the Old Subordinated Notes in the bankruptcy occurred on the date of the Company’s emergence from bankruptcy (January 5, 2004) and the actual attribute reduction calculation, if any, as set forth under Internal Revenue Code Section 108 occurred immediately after December 31, 2004 (the taxable year of discharge) and generally after determining the income tax liability for 2004.

After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, the Company estimates that it has reportable NOLs as of December 31, 2005 of approximately $481 million available to reduce future federal taxable income. These estimated NOLs expire in 2010 through 2020 and are subject to examination and adjustment by the Internal Revenue Service. In addition, the Company’s utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of deferred tax assets, inclusive of NOLs, that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 will be accounted for as reductions to goodwill rather than income tax provision and, therefore, will only benefit cash flows due to reduced tax payments. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal alternative minimum tax.

Valuation allowances on deferred tax assets (including NOLs) are estimated based on the Company’s assessment of the realizability of such amounts. The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy have created uncertainty as to the Company’s ability to realize its deferred tax assets. Accordingly, the Company had a valuation allowance covering substantially all of its deferred tax assets at December 31, 2004 and 2005, net of deferred tax liabilities and other tax contingencies. As of December 31, 2004 and 2005, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net deferred tax assets which are more likely than not to be realizable. The Company continues to assess its position relative to the potential future realization of the deferred tax assets for which valuation allowances have been recorded. If the Company subsequently determines that such deferred tax assets are more likely than not realizable, then the valuation allowances recorded for such deferred tax assets will be reversed. The reversal of valuation allowances for deferred tax assets that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 would be recorded as a reduction to goodwill.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2005 are as follows (in thousands):

	2004	2005
Deferred tax assets:
Goodwill and intangible assets	$97,265	$60,183
Operating loss carryforwards	155,797	166,672
Other	30,061	38,021
Total deferred tax assets	283,123	264,876
Valuation allowance	(242,906)	(167,174)
Deferred tax assets after valuation allowance	40,217	97,702
Deferred tax liabilities:
Property and depreciation	(25,403)	(21,193)
Other	(452)	(486)
Total deferred tax liabilities	(25,855)	(21,679)
Deferred income tax assets	$14,362	$76,023

The Company periodically performs a comprehensive review of its tax positions and accrues amounts for tax contingencies. Based upon these reviews, the status of ongoing tax audits, and the expiration of applicable statutes of limitations, accruals are adjusted as necessary. The resolution of tax audits is unpredictable and could result in tax liabilities that are significantly different than that which has been estimated and accrued by the Company. Such amounts are included in deferred credits and other long-term liabilities within the accompanying consolidated balance sheets.

11.   Special Charges (Benefits)

Special charges incurred by the Company principally relate to restructuring activities, which are discussed further below. A summary of the Company’s special charges (benefits) for the years ended December 31, 2003, 2004 and 2005 is as follows (in thousands):

	Predecessor Company	Reorganized Company
	2003	2004	2005(2)
Restructuring activity	$10,946	$5,038	$(556)
Other(1)	(1,418)	—	—
Total	$9,528	$5,038	$(556)

(1)          Special charges for the year ended December 31, 2003 includes a credit of $1.4 million, primarily related to the collection of a previously reserved note receivable. The note receivable was related to the sale of a subsidiary sold by the Company in fiscal 2001.

(2)          Special benefits for the year ended December 31, 2005 includes a credit of $0.6 million, primarily related to the reversal of previously accrued lease costs due to a lease termination agreement which was executed in fiscal 2005.

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

The employee termination costs are provided under an ongoing benefit arrangement, and consist of severance and related termination benefits, including payroll taxes. Termination liabilities attributable to ongoing benefit arrangements have been accrued when probable in accordance with SFAS No. 112, “Employers’ Accounting for Post-employment Benefits.” All terminations for which liabilities were accrued as of December 31, 2004 were completed by January 31, 2005 and such liabilities were paid in full by September 1, 2005. The other special charges represent costs to downsize and close excess leased facilities, and other associated costs. Lease termination costs are accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). In accordance with SFAS 146, the liability for lease termination costs is accrued at the time that all employees have vacated the leased property. These closure and exit costs include payments required under lease contracts (less any applicable existing and/or estimated sublease income) after the properties were abandoned, write-offs of leasehold improvements related to the facilities and other related expenses.

A roll-forward of restructuring liabilities is as follows (in thousands):

Type of Cost	Predecessor Company Balance December 31, 2002	Additions	Payments	Reorganization Benefit and Fresh Start Adjustments(1)	Reorganized Company Balance December 31, 2003
Employee severance and termination benefits	$2,786	$9,202	$(6,917)	$—	$5,071
Lease termination and other costs	3,442	1,190	(986)	(3,399)	247
Consulting costs	—	554	(554)		—
	$6,228	$10,946	$(8,457)	$(3,399)	$5,318

Type of Cost	Reorganized Company Balance December 31, 2003	Additions	Payments	Reorganized Company Balance December 31, 2004
Employee severance and termination benefits	$5,071	$2,743	$(6,948)	$866
Lease termination and other costs	247	2,295	(1,094)	1,448
	$5,318	$5,038	$(8,042)	$2,314

Type of Cost	Reorganized Company Balance December 31, 2004	Additions(2)	Payments	Reorganized Company Balance December 31, 2005
Employee severance and termination benefits	$866	$(154)	$(712)	$—
Lease termination and other costs	1,448	(402)	(1,046)	—
	$2,314	$(556)	$(1,758)	$—

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

(2)          Additions for the year ended December 31, 2005 includes a credit of $0.6 million, related to the reversal of previously accrued lease costs due to a lease termination agreement which was executed in fiscal 2005.

12.   Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2003, 2004 and 2005 is as follows (in thousands):

	Predecessor Company	Reorganized Company
	2003	2004	2005
Income taxes paid, net of refunds (received)	$(1,168)	$6,579	$6,779
Interest paid	$15,770	$31,547	$34,333
Assets acquired through capital leases	$4,141	$1,858	$315

13.   Commitments and Contingencies

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2005 to June 17, 2006. The general liability policies are written on an “occurrence” basis, subject to a $0.1 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.1 million per claim un-aggregated self-insured retention for professional liability. The Company is responsible for claims within its self-insured retentions, including portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded.

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

Legal

The Company is subject to or party to certain litigation and claims relating to its operations and business practices. Except as otherwise provided under the Plan, litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”) was enjoined as of the Effective Date as a consequence of the confirmation of the Plan and may not be pursued over the objection of Magellan or such subsidiary unless relief is provided from the effect of the injunction. The Company believes that the Pre-petition Litigation claims with respect to which distributions have been provided for under the Plan constitute general unsecured claims and, to the extent allowed by the Plan, would be resolved as Other GUCs.

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

Operating Leases

The Company leases certain of its operating facilities and equipment. The leases, which expire at various dates through January 2013, generally require the Company to pay all maintenance, property tax and insurance costs.

At December 31, 2005, aggregate amounts of future minimum payments under operating leases were as follows: 2006—$12.3 million; 2007—$11.1 million; 2008—$10.8 million; 2009—$9.7 million; 2010—$9.6 million; 2011 and beyond—$11.8 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

Rent expense for continuing operations was $27.1 million, $20.6 million and $20.7 million for the fiscal years ended December 31, 2003, 2004 and 2005, respectively. Rent expense for discontinued operations was $0.4 million, $0.1 million, and $0.1 million for the fiscal years ended December 31, 2003, 2004 and 2005, respectively.

14.   Certain Relationships and Related Transactions

On December 4, 2002, the Company entered into a consulting agreement with Healthcare Partners, Inc. (“HPI”), a newly formed entity whose principals were Steven J. Shulman and René Lerer, M.D. (the “HPI Agreement”). Pursuant to the HPI Agreement, HPI, Mr. Shulman and Dr. Lerer, as well as two other officers (the “Officers”), became part of the management of the Company, with Mr. Shulman becoming the Chief Executive Officer of the Company. All of the Officers devoted substantially all of their time to the management of the Company. For such services, the Company paid to HPI, per the agreement, $250,000 per month for every month or portion thereof from December 2002 through the Effective Date and a bonus payment of $1.95 million based upon the achievement of certain targets under the agreement. This agreement was terminated on the Effective Date, at which time Mr. Shulman and Dr. Lerer entered into employment agreements with the Company and two other officers became employees of the Company.

Robert M. Le Blanc, a Director of the Company, is affiliated with Onex, which formerly owned 8.5 million shares of Multi-Vote Common Stock of the Company. As discussed in Note 1—“General—Emergence from Chapter 11,” Onex sold all of its holdings in the Company during 2005.

Michael Diament, a Director of the Company, was a Portfolio Manager and Director of Bankruptcies and Restructurings for Renegade Swish, LLC which, through various contractual agreements, provides investment management services to Amalgamated Gadget, LP, the investment manager for R2 Investments, LDC. On the Effective Date, Amalgamated Gadget, LP, for and on behalf of R2 Investments, LDC, acquired beneficial ownership of approximately 3.2 million shares of Ordinary Common Stock of the Company.

Saul E. Burian is a Director in the New York office of Houlihan, which represented the Pre-Petition Unofficial Committee of the Company’s Unsecured Noteholders and the Official Committee of Unsecured Creditors of the Company in connection with the Company’s financial restructuring process. The Company paid total compensation to Houlihan for services rendered to these committees as financial advisor of approximately $2.9 million in cash, 166,966 shares of Ordinary Common Stock, and $1.8 million of Series B Notes. In addition, Mr. Burian, as a Director of Houlihan, received an economic interest in 4,000 shares of common stock that Houlihan received pursuant to the Plan. Mr. Burian did not have record ownership, nor did he possess either investment or dispositive power over the shares; however, Mr. Burian did possess the economic risk and benefit of the ownership of these shares. Such shares were sold by Houlihan shortly following the consummation of the Plan.

Robert Haft, a former Director of the Company, is the Principal Manager of Morgan Noble LLC, which purchased 82,854 shares of Multi-Vote Common Stock from Onex in January 2004 at $12.07 per share. The Multi-Vote Common Stock automatically converted to Ordinary Common Stock upon the purchase of the shares. Mr. Haft resigned as a Director of the Company on October 28, 2005.

15.   Business Segment Information

The Company is engaged in the managed healthcare services business. It currently provides managed behavioral healthcare services and it recently expanded into radiology benefits management through the January 31, 2006 acquisition of NIA.

The Company provides managed behavioral healthcare services to health plans, insurance companies, corporations, labor unions and various governmental agencies. Within the managed behavioral healthcare business, the Company is further divided into the following four segments, based on the services it provides and/or the customers that it serves, as described below.

Health Plan Solutions.   The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with Blue Cross Blue Shield health plans and other managed care companies, health insurers and other health plans. This segment’s contracts encompass both risk-based and administrative services only (“ASO”) contracts for commercial, Medicaid and Medicare members of the health plan. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

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

The accounting policies of these segments are the same as those described in Note 3—“Summary of Significant Accounting Policies.” The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization, interest expense, interest income, stock compensation expense, the gain on disposition of Aetna Assets, bankruptcy reorganization charges and benefits, goodwill impairment charges, special charges (benefits), income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

The Company’s customer segments are defined above. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is managed and reported internally.

The following table summarizes, for the periods indicated, operating results and other financial information, by business segment (in thousands):

	Health		Public	Corporate
	Plan	Employer	Sector	and
	Solutions	Solutions	Solutions	Other		Consolidated
Fiscal Year Ended December 31, 2003
Predecessor Company:
Net revenue	$870,540	$159,034	$481,172	$—		$1,510,746
Cost of care	464,128	44,858	397,498	—		906,484
Direct service costs	180,336	79,071	40,466	—		299,873
Other operating expenses	—	—	—	118,529		118,529
Equity in (earnings) loss of unconsolidated subsidiaries	(6,560)	—	358	—		(6,202)
Segment profit (loss)	$232,636	$35,105	$42,850	$(118,529)		$192,062
Reorganized Company:
Identifiable assets by business segment:
Restricted cash	2,179	3,702	94,231	2,244	(1)	102,356
Net accounts receivable	28,191	22,276	31,572	1,880	(1)	83,919
Investments	9,145	414	14,373	473		24,405
Investment in unconsolidated subsidiaries	13,034	—	—	—		13,034
Goodwill	450,244	—	—	—		450,244

	Health		Public	Corporate
	Plan	Employer	Sector	and
	Solutions	Solutions	Solutions	Other	Consolidated
Reorganized Company:
Fiscal Year Ended December 31, 2004
Net revenue	$904,872	$135,676	$754,854	$—	$1,795,402
Cost of care	484,047	37,168	669,379	—	1,190,594
Direct service costs	170,131	66,294	40,528	—	276,953
Other operating expenses	—	—	—	99,918	99,918
Equity in earnings of unconsolidated subsidiaries	(5,277)	—	—	—	(5,277)
Segment profit (loss)	$255,971	$32,214	$44,947	$(99,918)	$233,214
Identifiable assets by business segment:
Restricted cash	1,694	3,996	98,592	132	104,414
Net accounts receivable	18,069	17,620	21,977	1,184	58,850
Investments	9,918	446	25,355	310,371	346,090
Investment in unconsolidated subsidiaries	10,989	—	—	—	10,989
Goodwill (restated)	368,210	—	—	—	368,210

	Health		Public	Corporate
	Plan	Employer	Sector	and
	Solutions	Solutions	Solutions	Other	Consolidated
Reorganized Company:
Fiscal Year Ended December 31, 2005
Net revenue	$907,796	$127,090	$773,117	$—	$1,808,003
Cost of care	501,831	30,256	672,572	—	1,204,659
Direct service costs	162,507	64,552	29,475	—	256,534
Other operating expenses	—	—	—	105,192	105,192
Equity in earnings of unconsolidated subsidiaries	(4,350)	—	—	—	(4,350)
Segment profit (loss)	$247,808	$32,282	$71,070	$(105,192)	$245,968
Identifiable assets by business segment:
Restricted cash	1,319	5,246	142,579	579	149,723
Net accounts receivable	16,323	13,104	11,863	1,138	42,428
Investments	11,149	359	24,050	203,492	239,050
Investment in unconsolidated subsidiaries	15,339	—	—	—	15,339
Goodwill	290,192	—	—	—	290,192

(1)          Includes assets of discontinued operations.

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	Predecessor
	Company	Reorganized Company
	2003	2004	2005
Segment Profit	$192,062	$233,214	$245,968
Depreciation and amortization	(48,047)	(42,489)	(49,088)
Interest expense	(61,016)	(37,124)	(44,005)
Interest income	2,873	6,127	17,464
Stock compensation expense	—	(23,152)	(15,807)
Gain on disposition of Aetna Assets	—	—	56,367
Reorganization benefit, net	438,217	—	—
Goodwill impairment charges	(28,780)	—	—
Special (charges) benefits	(9,528)	(5,038)	556
Income from continuing operations before income taxes and minority interest	$485,781	$131,538	$211,455

16.   Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 31, 2004 and 2005:

	For the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share amounts)
Fiscal Year Ended December 31, 2004
Net revenue	$440,176	$452,104	$457,954	$445,168
Cost and expenses:
Cost of care	294,204	301,223	303,368	291,799
Direct service costs and other operating expenses	99,724	92,656	91,006	93,485
Equity in (earnings) loss of unconsolidated subsidiaries	(1,844)	(1,854)	(1,863)	284
Depreciation and amortization	10,249	10,517	10,712	11,011
Interest expense	9,334	9,056	9,109	9,625
Interest income	(781)	(1,052)	(1,760)	(2,534)
Stock compensation expense	10,777	2,541	2,580	7,254
Special charges	1,908	626	1,770	734
	423,571	413,713	414,922	411,658
Income from continuing operations before income taxes and minority interest	16,605	38,391	43,032	33,510
Provision for income taxes	5,872	15,023	21,683	22,257
Income from continuing operations before minority interest	10,733	23,368	21,349	11,253
Minority interest, net	133	248	163	(197)
Income from continuing operations	10,600	23,120	21,186	11,450
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	23	(23)	(507)	(1,534)
Net income	10,623	23,097	20,679	9,916
Income available to common stockholders	$10,623	$23,097	$20,679	$9,916
Weighted average number of common shares outstanding—basic	35,355	35,371	35,371	35,371
Weighted average number of common shares outstanding—diluted	35,805	36,303	36,594	36,734
Income per common share available to common stockholders—basic:
Income from continuing operations	$0.30	$0.65	$0.60	$0.33
Income (loss) from discontinued operations	$—	$—	$(0.02)	$(0.04)
Net income	$0.30	$0.65	$0.58	$0.29
Income per common share available to common stockholders—diluted:
Income from continuing operations	$0.29	$0.64	$0.58	$0.31
Income (loss) from discontinued operations	$—	$—	$(0.01)	$(0.04)
Net income	$0.29	$0.64	$0.57	$0.27

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share amounts)
Fiscal Year Ended December 31, 2005
Net revenue	$452,754	$464,544	$454,266	$436,439
Cost and expenses:
Cost of care	304,208	316,921	299,134	284,396
Direct service costs and other operating expenses	88,721	90,201	88,012	94,792
Equity in (earnings) loss of unconsolidated subsidiaries	(1,449)	(1,503)	(1,759)	361
Depreciation and amortization	11,218	13,573	12,161	12,136
Interest expense	8,639	8,611	8,711	18,044
Interest income	(3,033)	(3,899)	(4,995)	(5,537)
Stock compensation expense	3,750	4,419	3,855	3,783
Gain on disposition of Aetna Assets (See Note 3)	—	—	—	(56,367)
Special benefits	—	—	(556)	—
	412,054	428,323	404,563	351,608
Income from continuing operations before income taxes and minority interest	40,700	36,221	49,703	84,831
Provision for income taxes	17,552	15,316	16,828	32,709
Income from continuing operations before minority interest	23,148	20,905	32,875	52,122
Minority interest, net	68	4	(25)	11
Income from continuing operations	23,080	20,901	32,900	52,111
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	14	816	696	71
Net income	23,094	21,717	33,596	52,182
Income available to common stockholders	$23,094	$21,717	$33,596	$52,182
Weighted average number of common shares outstanding—basic	35,403	35,567	36,436	36,474
Weighted average number of common shares outstanding—diluted	36,847	36,980	37,605	37,712
Income per common share available to common stockholders—basic:
Income from continuing operations	$0.66	$0.59	$0.90	$1.43
Income from discontinued operations	$—	$0.02	$0.02	$—
Net income	$0.66	$0.61	$0.92	$1.43
Income per common share available to common stockholders—diluted:
Income from continuing operations	$0.63	$0.57	$0.87	$1.38
Income from discontinued operations	$—	$0.02	$0.02	$—
Net income	$0.63	$0.59	$0.89	$1.38

As discussed in Note 2—“Restatements of Previously Issued Consolidated Financial Statements,” the Company has restated its consolidated financial statements for each of the quarterly periods related to the fiscal year ended December 31, 2004.  The quarterly impacts of the restatement adjustments are reflected below.

	For the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Fiscal Year Ended December 31, 2004
Net revenue	$—	$—	$—	$—
Cost and expenses:
Cost of care	—	—	—	—
Direct service costs and other operating expenses	—	—	—	—
Equity in (earnings) loss of unconsolidated subsidiaries	—	—	—	—
Depreciation and amortization	—	—	—	—
Interest expense	—	—	—	—
Interest income	—	—	—	—
Stock compensation expense	—	—	—	—
Special charges	—	—	—	—
	—	—	—	—
Income from continuing operations before income taxes and minority interest	—	—	—	—
Provision for income taxes	2,304	5,327	5,971	4,649
Income from continuing operations before minority interest	(2,304)	(5,327)	(5,971)	(4,649)
Minority interest, net	4	8	6	(4)
Income from continuing operations	(2,308)	(5,335)	(5,977)	(4,645)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(7)	8	100	(5,893)
Net income	(2,315)	(5,327)	(5,877)	(10,538)
Income available to common stockholders	$(2,315)	$(5,327)	$(5,877)	$(10,538)
Weighted average number of common shares outstanding—basic	35,355	35,371	35,371	35,371
Weighted average number of common shares outstanding—diluted	35,805	36,303	36,594	36,734
Income per common share available to common stockholders—basic:
Income from continuing operations	$(0.07)	$(0.15)	$(0.17)	$(0.13)
Income (loss) from discontinued operations	$—	$—	$—	$(0.16)
Net income	$(0.07)	$(0.15)	$(0.17)	$(0.29)
Income per common share available to common stockholders—diluted:
Income from continuing operations	$(0.06)	$(0.14)	$(0.16)	$(0.13)
Income (loss) from discontinued operations	$—	$—	$—	$(0.16)
Net income	$(0.06)	$(0.14)	$(0.16)	$(0.29)

As discussed in Note 2—“Restatements of Previously Issued Consolidated Financial Statements,” the Company has restated its consolidated financial statements for each of the quarterly periods in fiscal 2005 through September 30, 2005. The quarterly impacts of the restatement adjustments are reflected below.

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005
	(in thousands, except per share amounts)
Fiscal Year Ended December 31, 2005
Net revenue	$—	$—	$—
Cost and expenses:
Cost of care	—	—	—
Direct service costs and other operating expenses	—	—	—
Equity in (earnings) loss of unconsolidated subsidiaries	—	—	—
Depreciation and amortization	—	—	—
Interest expense	—	—	—
Interest income	—	—	—
Stock compensation expense	—	—	—
Special benefits	—	—	—
	—	—	—
Income from continuing operations before income taxes and minority interest	—	—	—
Provision for income taxes	488	434	595
Income from continuing operations before minority interest	(488)	(434)	(595)
Minority interest, net	—	—	—
Income from continuing operations	(488)	(434)	(595)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(34)	(504)	(208)
Net income	(522)	(938)	(803)
Income available to common stockholders	$(522)	$(938)	$(803)
Weighted average number of common shares outstanding—basic	35,403	35,567	36,436
Weighted average number of common shares outstanding—diluted	36,847	36,980	37,605
Income per common share available to common stockholders—basic:
Income from continuing operations	$(0.01)	$(0.01)	$(0.02)
Income (loss) from discontinued operations	$—	$(0.02)	$—
Net income	$(0.01)	$(0.03)	$(0.02)
Income per common share available to common stockholders—diluted:
Income from continuing operations	$(0.01)	$(0.01)	$(0.02)
Income (loss) from discontinued operations	$—	$(0.02)	$—
Net income	$(0.01)	$(0.03)	$(0.02)

The line item amounts that changed on the condensed consolidated balance sheets as of March 31, 2005, June 30, 2005 and September 30, 2005 as a result of the restatement are as follows (in thousands):

	March 31, 2005	June 30, 2005	September 30, 2005
As Originally Reported
Goodwill	$377,163	$363,710	$350,011
Total Assets	1,204,234	1,259,794	1,292,624
Retained earnings	111,988	134,643	169,042
Total Stockholders' Equity	524,454	563,657	602,861
Total Liabilities and Stockholders' Equity	1,204,234	1,259,794	1,292,624
Adjustment
Goodwill	(24,579)	(25,517)	(26,320)
Total Assets	(24,579)	(25,517)	(26,320)
Retained earnings	(24,579)	(25,517)	(26,320)
Total Stockholders' Equity	(24,579)	(25,517)	(26,320)
Total Liabilities and Stockholders' Equity	(24,579)	(25,517)	(26,320)
As Restated
Goodwill	352,584	338,193	323,691
Total Assets	1,179,655	1,234,277	1,266,304
Retained earnings	87,409	109,126	142,722
Total Stockholders' Equity	499,875	538,140	576,541
Total Liabilities and Stockholders' Equity	$1,179,655	$1,234,277	$1,266,304

MAGELLAN HEALTH SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Addition	Deduction	Balance at End of Period
Predecessor Company:
Fiscal year ended December 31, 2003:
Allowance for doubtful accounts	$3,749	$2,366	(3)	$(768	)(1)	$—	$(552	)(2)	$4,795
Reorganized Company:
December 31, 2003:
Allowance for doubtful accounts	—	—		—		5,178	—		5,178	(4)
Fiscal year ended December 31, 2004:
Allowance for doubtful accounts	5,178	491	(3)	(1,952	)(1)	—	(1,610	)(2)	2,107
Fiscal year ended December 31, 2005:
Allowance for doubtful accounts	2,107	660	(3)	(230	)(1)	—	(95	)(2)	2,442

(1)          Recoveries of accounts receivable previously written off.

(2)          Accounts written off.

(3)          Bad debt expense.

(4)          Includes consolidation of allowance account of Premier of $383, which was consolidated by the Reorganized Company as of December 31, 2003.

S-1