Form 10-Q
period 2006-03-31
MAGELLAN HEALTH SERVICES INC
filed 2006-04-28
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MarkOne)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of the registrant’s Ordinary Common Stock outstanding as of March 31, 2006 was 36,993,424.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	March 31,
	2005	2006
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$81,039	$155,097
Restricted cash	149,723	172,018
Accounts receivable, less allowance for doubtful accounts of $2,442 and $2,454 at December 31, 2005 and March 31, 2006, respectively	42,428	40,679
Short-term investments (restricted investments of $42,976 and $36,194 at December 31, 2005 and March 31, 2006, respectively)	236,153	77,692
Other current assets (restricted deposits of $16,498 and $15,394 at December 31, 2005 and March 31, 2006, respectively)	31,434	27,715
Total Current Assets	540,777	473,201
Property and equipment, net	102,898	104,756
Long-term investments (restricted investments of $2,897 and $2,572 at December 31, 2005 and March 31, 2006, respectively)	2,897	2,572
Investments in unconsolidated subsidiaries	15,339	—
Deferred income taxes	76,023	78,038
Other long-term assets	10,948	10,209
Goodwill	290,192	380,090
Other intangible assets, net	30,412	41,612
Total Assets	$1,069,486	$1,090,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,834	$11,013
Accrued liabilities	62,327	61,570
Medical claims payable	164,013	147,484
Other medical liabilities	45,557	57,626
Current maturities of long-term debt and capital lease obligations	25,194	25,195
Total Current Liabilities	311,925	302,888
Long-term debt and capital lease obligations	37,890	31,504
Deferred credits and other long-term liabilities	84,832	88,004
Minority interest	1,762	1,762
Total Liabilities	436,409	424,158
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2005 and March 31, 2006—Issued and outstanding—none at December 31, 2005 and March 31, 2006	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2005 and March 31, 2006—Issued and outstanding—36,584 shares and 36,993 shares at December 31, 2005 and March 31, 2006, respectively	366	370
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2005 and March 31, 2006—Issued and outstanding—none at December 31, 2005 and March 31, 2006, respectively	—	—
Other Stockholders’ Equity:
Additional paid-in capital	429,933	443,752
Retained earnings	194,904	217,219
Warrants outstanding	8,489	5,384
Accumulated other comprehensive loss	(615)	(405)
Total Stockholders’ Equity	633,077	666,320
Total Liabilities and Stockholders’ Equity	$1,069,486	$1,090,478

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands, except per share amounts)

	2005	2006
	(restated)
Net revenue	$452,754	$400,596
Cost and expenses:
Cost of care	304,208	269,835
Direct service costs	62,874	57,341
Other operating expenses	25,847	24,627
Equity in earnings of unconsolidated subsidiaries	(1,449)	(390)
Depreciation and amortization	11,218	10,657
Interest expense	8,639	1,969
Interest income	(3,033)	(4,217)
Stock compensation expense	3,750	5,500
Gain on sale of assets	—	(4,745)
	412,054	360,577
Income from continuing operations before income taxes and minority interest	40,700	40,019
Provision for income taxes	17,552	17,704
Income from continuing operations before minority interest	23,148	22,315
Minority interest, net	68	—
Income from continuing operations	23,080	22,315
Discontinued operations:
Income from discontinued operations (1)	14	—
	14	—
Net income	23,094	22,315
Other comprehensive (loss) income	(930)	210
Comprehensive income	$22,164	$22,525
Weighted average number of common shares outstanding—basic (See Note E)	35,403	36,704
Weighted average number of common shares outstanding—diluted (See Note E)	36,847	38,101
Income per common share available to common stockholders—basic:
Income from continuing operations	$0.66	$0.61
Income from discontinued operations	$0.00	$0.00
Net income	$0.66	$0.61
Income per common share available to common stockholders—diluted:
Income from continuing operations	$0.63	$0.59
Income from discontinued operations	$0.00	$0.00
Net income	$0.63	$0.59

(1)          Net of income tax provision of $105 for the three months ended March 31, 2005.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2005	2006
	(restated)
Cash flows from operating activities:
Net income	$23,094	$22,315
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of assets	—	(4,745)
Depreciation and amortization	11,218	10,657
Equity in earnings of unconsolidated subsidiaries	(1,449)	(390)
Non-cash interest expense	347	347
Non-cash stock compensation expense	3,750	5,500
Non-cash income tax expense	16,000	15,938
Cash flows from changes in assets and liabilities:
Restricted cash	(11,914)	(22,044)
Accounts receivable, net	(1,020)	1,953
Other assets	2,207	4,984
Accounts payable and accrued liabilities	(20,055)	(10,126)
Medical claims payable and other medical liabilities	15,299	(4,460)
Other liabilities	(23)	21
Minority interest, net of dividends paid	116	—
Other	187	(90)
Net cash provided by operating activities	37,757	19,860
Cash flows from investing activities:
Capital expenditures	(5,047)	(4,185)
Proceeds from sale of assets	—	20,475
Purchase of investments	(118,081)	(12,568)
Maturity of investments	77,002	171,672
Acquisition, net of cash acquired	—	(120,029)
Proceeds from note receivable	7,000	—
Net cash (used in) provided by investing activities	(39,126)	55,365
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(7,413)	(6,385)
Proceeds from exercise of stock options and warrants	445	5,218
Net cash used in financing activities	(6,968)	(1,167)
Net (decrease) increase in cash and cash equivalents	(8,337)	74,058
Cash and cash equivalents at beginning of period	45,390	81,039
Cash and cash equivalents at end of period	$37,053	$155,097

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2006.

Restatements of Previously Issued Unaudited Condensed Consolidated Financial Statements

On March 7, 2006, the Company announced that it was restating previously filed financial statements to correct the Company’s accounting for reversals of valuation allowances pertaining to deferred tax assets (excluding deferred tax assets related to the Company’s net operating loss carryforwards) that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. The Company had recorded the reversals of valuation allowances for such deferred tax assets as reductions to the Company’s income tax provision. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), and the Financial Accounting Standard Board’s Emerging Issues Task Force Topic No. D-33, “Timing of Recognition of Tax Benefits for Pre-Reorganization Temporary Differences and Carryforwards” (“EITF D-33”), such reversals of valuation allowances should be recorded as reductions to goodwill. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended December 31, 2004, and for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. All applicable financial information contained in this Form 10-Q gives effect to these restatements.

The quarterly impacts of the restatement adjustments for the three months ended March 31, 2005 are reflected below (in thousands, except per share amounts):

March 31, 2005
Net revenue	$—
Cost and expenses:
Cost of care	—
Direct service costs and other operating expenses	—
Equity in earnings of unconsolidated subsidiaries	—
Depreciation and amortization	—
Interest expense	—
Interest income	—
Stock compensation expense	—
Gain on sale of assets	—
—
Income from continuing operations before income taxes and minority interest	—
Provision for income taxes	488
Income from continuing operations before minority interest	(488)
Minority interest, net	—
Income from continuing operations	(488)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(34)
Net income	(522)
Income available to common stockholders	$(522)
Weighted average number of common shares outstanding—basic	35,403
Weighted average number of common shares outstanding—diluted	36,847
Income per common share available to common stockholders—basic:
Income from continuing operations	$(0.01)
Income (loss) from discontinued operations	$—
Net income	$(0.01)
Income per common share available to common stockholders—diluted:
Income from continuing operations	$(0.01)
Income (loss) from discontinued operations	$—
Net income	$(0.01)

The weighted average number of common shares outstanding, both basic and diluted, are not affected by the restatement.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, tax contingencies and legal liabilities. Actual results could differ from those estimates.

Managed Care Revenue

Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues approximated $402.3 million and $352.7 million for the three months ended March 31, 2005 and 2006, respectively.

Performance-based Revenue

The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $4.2 million and $3.6 million in the three months ended March 31, 2005 and 2006, respectively.

Significant Customers

The Company’s contracts with the State of Tennessee’s TennCare program (“TennCare”) and with subsidiaries of WellPoint, Inc., including WellChoice, Inc. which merged with WellPoint, Inc. effective December 29, 2005 (“WellPoint”), each generated revenues that exceeded, in the aggregate, ten percent of consolidated net revenues for each of the three months ended March 31, 2005 and 2006. The Company also has a significant concentration of business from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare, both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”) and through a contract held by Premier Behavioral Health Systems of Tennessee, LLC (“Premier”), a joint venture in which the Company owned a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company consolidates the results of operations of Premier, including revenue and cost of care, in the Company’s consolidated statements of income. On April 11, 2006, the Company purchased the other fifty percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company. TennCare has divided its program into three regions, and the Company’s TennCare contracts, which extend through June 30, 2007, currently encompass all of the TennCare membership for all three regions. The Company recorded $113.2 million and $108.5 million from its TennCare contracts during the three months ended March 31, 2005 and 2006, respectively.

On April 7, 2006, TennCare issued a Request for Proposals (“RFP”) for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. The RFP states that the start date of any such contract awarded pursuant to the RFP is expected to be April 1, 2007. Because the Company’s contracts with TennCare can be terminated by TennCare prior to June 30, 2007, the contract for the Middle region would be terminated by TennCare should an implementation occur prior to June 30, 2007 of any contract awarded pursuant to the RFP. TennCare has indicated that it intends to award contracts to two managed care organizations for the Middle region. The Company is seeking to subcontract with managed care organizations to manage the behavioral healthcare benefits for any contract awarded to any such managed care organization. There can be no assurance that the Company will be able to subcontract with a managed care organization; or that, if it is able to secure subcontracts, the managed care organization or organizations with which it subcontracts will be awarded a contract with TennCare; or that the terms of any subcontract with a managed care organization that is awarded a contract will be on terms as beneficial to the Company as its current contracts with TennCare. For the three months ended March 31, 2006, revenue derived from TennCare enrollees residing in the Middle region amounted to $40.4 million.

Total revenue from the Company’s contracts with WellPoint approximated $49.8 million and $48.0 million during the three months ended March 31, 2005 and 2006, respectively. Included in the revenue amount for the three months ended March 31, 2006 is revenue of $2.5 million from contracts that National Imaging Associates, Inc. (“NIA”) has with WellPoint (see Note B for discussion of the Company’s acquisition of NIA). The majority of the Company’s managed behavioral healthcare contracts with WellPoint have terms that extend through December 31, 2007.

The Company derives a significant portion of its revenue from contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $51.5 million and $62.1 million in the three months ended March 31, 2005 and 2006, respectively.

The Company recorded net revenue from Aetna, Inc. (“Aetna”) of $62.0 million for the three months ended March 31, 2005, which represented in excess of ten percent of the consolidated revenues of the Company for such period. The Company’s contract with Aetna terminated on December 31, 2005. During the three months ended March 31, 2006, the Company recognized $4.6 million of revenue related to the performance of one-time, transitional activities associated with the contract termination.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed behavioral healthcare contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2005 and March 31, 2006 were as follows (in thousands):

	December 31, 2005	March 31, 2006
Restricted cash	$149,723	$172,018
Restricted short-term investments	42,976	36,194
Restricted deposits (included in other current assets)	16,498	15,394
Restricted long-term investments	2,897	2,572
Total	$212,094	$226,178

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

As of March 31, 2006, there were no unrealized losses that the Company believed to be other-than-temporary, because the Company believes it is probable that: (i) all contractual terms of each investment will be satisfied, (ii) the decline in fair value is due primarily to changes in interest rates (and not because of increased credit risk), and (iii) the Company intends and has the ability to hold each investment for a period of time sufficient to allow a market recovery. Unrealized losses related to investments greater and less than one year are not material. No realized gains or losses were recorded for the three months ended March 31, 2005 and 2006. The following is a summary of short-term and long-term investments at December 31, 2005 and March 31, 2006 (in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$63,783	$—	$(158)	$63,625
Corporate debt securities	175,580	—	(457)	175,123
Certificates of deposit	302	—	—	302
Total investments at December 31, 2005	$239,665	$—	$(615)	$239,050

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$33,674	$—	$(119)	$33,555
Corporate debt securities	46,699	—	(286)	46,413
Certificates of deposit	296	—	—	296
Total investments at March 31, 2006	$80,669	$—	$(405)	$80,264

The maturity dates of the Company’s investments as of March 31, 2006 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
Due prior to April 1, 2007	$78,084	$77,692
Due April 1, 2007 to February 15, 2008	2,585	2,572
Total investments at March 31, 2006	$80,669	$80,264

Goodwill

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill of $290.2 million at December 31, 2005 was allocated entirely to the Health Plan Solutions segment (as described below). At March 31, 2006, approximately $105.2 million of goodwill was allocated to the Radiology Benefits Solutions segment (as described below), and the remaining $274.9 million was allocated to the Health Plan Solutions segment (as described below).

The changes in the carrying amount of Company goodwill for the three months ended March 31, 2006 are reflected in the table below (in thousands):

Balance as of December 31, 2005	$290,192
Adjustment to goodwill as a result of the projected realization of pre-emergence deferred tax assets subsequent to fresh-start reporting(1)	(15,292)
Acquisition of NIA - See Note B	105,190
Balance as of March 31, 2006	$380,090

(1)          During fiscal 2006, the Company recorded tax benefits from the utilization of deferred tax assets, including net operating loss carryforwards (“NOLs”), that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. These tax benefits have been reflected as reductions of goodwill in accordance with SOP 90-7.

Intangible Assets

At December 31, 2005 and March 31, 2006, the Company had net identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $30.4 million and $41.6 million, respectively, net of accumulated amortization of approximately $17.3 million and $19.6 million, respectively. Intangible assets are amortized over their estimated useful lives, which range from approximately four to eighteen years. Amortization expense was $3.5 million and $2.3 million for the three months ended March 31, 2005, and 2006, respectively.

Cost of Care, Medical Claims Payable and Other Medical Liabilities

Cost of care is recognized in the period in which members received managed healthcare services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable.

Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause the estimates to change in the near term. The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of March 31, 2006; however, actual claims payments and other items may differ from established estimates.

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

Income Taxes

The Company’s effective income tax rate was 43.1 percent and 44.2 percent for the three months ended March 31, 2005 (restated) and 2006, respectively. The effective rates for the three months ended

March 31, 2005 and 2006 differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

Stock-Based Compensation

At December 31, 2005 and March 31, 2006, the Company had stock-based employee incentive plans, which are described below.

Stock Option Plans

On January 5, 2004, (the “Effective Date”), the Company established the 2003 Management Incentive Plan (“2003 MIP”) which allows for the issuance of up to 6,373,689 shares of Common Stock pursuant to stock options or stock grants. During fiscal 2004, the Company granted options for the purchase of 4.4 million shares of common stock at a weighted average grant date fair value of approximately $14.61 per share. These options vest over three to four years and have a 10 year life. During fiscal 2005, the Company granted options for the purchase of 1.1 million shares of common stock at a weighted average grant date fair value of approximately $10.90 per share. These options vest over four years and have a 10 year life. Other than the 2004 Options (as defined below), options granted by the Company have exercise prices equal to the fair market value on the date of grant.

Summarized information relative to the Company’s stock options issued under the 2003 MIP for the years ended December 31, 2004 and 2005 is as follows:

	2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of period	—	$—	4,220,222	$13.34
Granted	4,402,522	13.34	1,115,185	34.28
Cancelled	(182,300)	16.10	(255,947)	27.58
Exercised	—	—	(1,064,749)	12.48
Balance, end of period	4,220,222	13.34	4,014,711	18.50
Exercisable, end of period	—	$—	30,045	$33.05

The fair values of the stock options granted were estimated on the date of their grant using the Black Scholes-Merton option pricing model based on the following weighted average assumptions for the years ended December 31, 2004 and 2005:

	2004
	Senior Executive Options	Other Options	2005
Risk-free interest rate	3.35%	2.97%	4.00%
Expected life	5 years	4 years	4 years
Expected volatility	39.10%	37.80%	32.50%
Expected dividend yield	0.00%	0.00%	0.00%

The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options under SFAS 123 had been applied in measuring compensation cost for stock-based awards for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005
(restated)
Net income, as reported	$23,094
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,699
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(4,968)
Pro forma net income	$21,825
Income per common share:
Basic—as reported	$0.66
Basic—pro forma	$0.62
Diluted—as reported	$0.63
Diluted—pro forma	$0.59

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the option vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and recorded stock compensation expense of $5.5 million for the three months ended March 31, 2006. As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures as required by SFAS 123R. In the Company’s pro forma information that was required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for its forfeitures as they occurred. The impact of adopting SFAS 123R to the consolidated condensed financial statements for the three months ended March 31, 2006 was a reduction to net income of $2.2 million, or $0.06 on both basic and fully-diluted income per common share available to common stockholders.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. In the three months ended March 31, 2006, the tax deductions related to stock compensation were not recognized because of the availability of NOLs, and thus there were no such financing cash flows reported with respect to stock compensation.

For the three months ended March 31, 2006, the fair values of the stock options granted were estimated on the date of their grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

Weighted average grant date fair value	$16.93
Risk-free interest rate	4.50%
Expected life	4 years
Expected volatility	32.50%
Expected dividend yield	0.00%

As part of its SFAS 123R adoption, management determined that volatility based on actively traded equities of companies that are similar to the Company is a better indicator of expected volatility and future stock price trends than historical volatility, due to the lack of sufficient history of the Company subsequent to the Company’s emergence from bankruptcy on the Effective Date.

Summarized information related to the Company’s stock options under the 2003 MIP for the three months ended March 31, 2006 is as follows (in thousands, except share and per share data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of period	4,014,711	$18.50
Granted	412,282	29.38
Cancelled	(135,391)	24.26
Exercised	(264,410)	19.73
Outstanding, end of period	4,027,192	19.34	4.9	$85,125
Vested and expected to vest at end of period	3,846,621	19.19	1.1	81,878
Exercisable, end of period	398,727	$23.90	5.9	$6,612

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 ($40.47) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. The total pre-tax intrinsic value of options exercised (based on the difference between the Company’s closing stock price on the day the option was exercised and the exercise price) for the three months ended March 31, 2006 was $4.4 million.

As of March 31, 2006, there was $34.0 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.26 years. The total fair value of shares vested during the three months ended March 31, 2006 was $3.5 million.

During the three months ended March 31, 2006, the Company granted 212,819 options to members of management pursuant to the 2003 MIP at a weighted average grant date fair value of approximately $12.25, and an additional 199,463 options pursuant to the January 31, 2006 acquisition of NIA (see Note B below), including 99,463 Incentive Stock Options (“ISOs”), all of which vest ratably over three years. The weighted average grant date fair value of the 100,000 options, other than ISOs, granted to NIA employees was approximately $11.65. All options were granted at exercise prices which equaled the fair market value of the Company’s Ordinary Common Stock on the respective grant dates, except for the 99,463 ISOs that were granted to three employees previously employed by NIA in exchange for outstanding NIA incentive stock options held by such individuals. These ISOs were granted at a weighted average grant date fair value of approximately $32.24 and at exercise prices that ranged from $4.44 to $7.66 per share, which prices were determined based on the exercise price of the NIA options exchanged times the exchange ratio equal to the price of the Company’s stock at closing to the purchase price per share of NIA paid by the Company in the acquisition. Stock-based compensation expense related to the ISOs for the three months ended March 31, 2006 was approximately $0.2 million. Of the 412,282 options granted in the period, options to purchase 185,619 shares were granted upon exercise of 2004 Options (defined below) pursuant to the amendments as described below.

During the three months ended March 31, 2006, options to purchase 264,410 shares were exercised.

Restricted Stock Awards

During the year ended December 31, 2005, the Company granted 140,636 shares of restricted stock pursuant to the 2003 MIP, 14,507 of which were vested and 126,129 of which vest ratably over four years. Of these grants, 10,872 shares have been cancelled pursuant to terminations of employment, resulting in a total of 115,257 outstanding unvested shares of restricted stock at December 31, 2005.

Summarized information related to the Company’s nonvested restricted stock awards for the three months ended March 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	115,257	$34.06
Awarded	1,500	$31.99
Vested	(25,165)	$34.57
Forfeited	(6,969)	$34.57
Outstanding, ending of period	84,623	$33.83

The 1,500 restricted stock awards granted in the three months ended March 31, 2006 vest ratably over three years. As of March 31, 2006, there was $2.7 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.95 years.

Common Stock Warrants

On the Effective Date, Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”). Under the Plan, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011. As of March 31, 2006, 570,417 of these warrants remain outstanding. Also on the Effective Date and pursuant to the Plan, the Company entered into a warrant agreement with Aetna whereby Aetna had the option to purchase, between January 1, 2006 and January 5, 2009, 230,000 shares of Ordinary Common Stock at a purchase price of $10.48 per share (the “Aetna Warrants”). On January 30, 2006, Aetna effected a cashless exercise for all of the Aetna Warrants, which resulted in 150,815 shares being issued to Aetna.

Option Modification

On January 3, 2006, the Company amended certain stock options outstanding under the 2003 MIP. The amendments, as further described below, were intended primarily to bring the features of such options into compliance with certain requirements established by Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), which was added to the Code by the American Jobs Creation Act of 2004 and governs as a general matter the federal income tax treatment of deferred compensation. The amended options were originally issued in connection with the consummation of the Plan, which occurred on the Effective Date (the “2004 Options”). Because the exercise price of such 2004 Options may be considered to have been less than the fair market value of the shares that may be acquired upon exercise of such options as determined by the market trading in such shares following the consummation of the Plan, such options might be subject to the provisions of Section 409A, including certain penalty tax provisions on the option holders.

The amendments in each case reduced the period in which the 2004 Options, once vested, could be exercised from the tenth anniversary of the date of grant to the end of the calendar year in which each option first becomes exercisable. The vesting schedule of the options was not changed and no change was made in the exercise price or other material terms.

In addition, the 2004 Options issued to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Senior Executives”) were also amended to defer until January 5, 2007 the exercisability of all but 137,398 of their options that vest in January 2006. This deferral was agreed upon in connection with the waiver by the Company of the restriction on sale before January 5, 2007 of 413,003 shares held by the Senior Executives, that they had previously acquired upon exercise of a portion of their 2004 Options that vested in January 2005.

In connection with these amendments, the Company agreed to grant new options to option holders, other than the Senior Executives, upon exercise of their 2004 Options. The new options will be in an amount equal to the number of options exercised, will have exercise prices equal to the market price on the date of grant and will vest over three years from the date of grant. Of the remaining 840,617 shares available for future grants under the terms of the 2003 MIP as of March 31, 2006, 706,172 shares are reserved for future issuances of such options, which issuances would occur in 2006, 2007 and 2008 as the 2004 Options vest and are exercised. In the three months ended March 31, 2006, options to purchase 185,619 shares were granted pursuant to these amendments upon exercise of 2004 Options during this period.

Equity Plans Submitted for Approval

On February 24, 2006, the board of directors of the Company approved three equity plans and recommended they be submitted for approval by the Company’s shareholders at the 2006 Annual Meeting of Shareholders. The board approved the 2006 Management Incentive Plan (“2006 MIP”), the 2006 Director Equity Compensation Plan (“Director Plan”) and the 2006 Employee Stock Purchase Plan (“ESPP”).

The 2006 MIP, which is similar to the Company’s existing 2003 MIP, authorizes the issuance of equity awards covering a total of 2,750,000 shares of the Company’s Common Stock, no more than 300,000 shares of which may be restricted stock or restricted stock units. A restricted stock unit is a notional account representing the right to receive a share of Ordinary Common Stock at some future date. The Director Plan covers 120,000 shares of the Company’s Common stock, no more than 15,000 of which may be restricted stock or restricted stock units, and provides for the issuance of options and restricted stock or restricted stock units to directors immediately following each annual meeting of shareholders in 2006 and 2007. The ESPP covers 100,000 shares of the Company’s Common stock and permits employees of the Company to purchase Common Stock at a 5 percent discount.

On February 24, 2006 the Compensation Committee of the Board of Directors of the Company granted 941,172 stock options and 119,797 restricted stock units to members of management pursuant to the 2006 MIP including to the following Executive Officers of the Company in the following amounts:

	Options	Restricted Stock Units
Steven Shulman	276,106	35,144
René Lerer	132,531	16,869
Mark Demilio	83,628	10,645
Daniel Gregoire	21,675	2,759
Eric Reimer	19,807	2,521
Jeff West	13,000	1,600

The options and restricted stock units awarded to members of management as described above are subject to and conditioned upon shareholder approval of the 2006 MIP. The options have a ten year term and an exercise price of $38.52, which is equal to the fair market value of the Common Stock of the Company on the date of grant. The options and restricted stock units will vest ratably over three years except that the vesting of certain of the options is subject to satisfaction of certain performance targets.

Reclassifications

Certain amounts previously reported for the three months ended March 31, 2005 have been reclassified to conform to the presentation of amounts reported for the three months ended March 31, 2006.

NOTE B—Acquisition of National Imaging Associates

On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held radiology benefits management (“RBM”) firm headquartered in Hackensack, New Jersey, for approximately $120 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly owned subsidiary of Magellan.

NIA manages diagnostic imaging services on a non-risk basis for its health plans to ensure that such services are clinically appropriate and cost effective. NIA has approximately 16.7 million covered lives under contract as of March 31, 2006. The Company reports the results of operations of NIA as a separate segment entitled Magellan Radiology Benefits Management Solutions (“Radiology Benefits Solutions”). See Note G—Business Segment Information.

The estimated fair values of NIA assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets	$10,025
Property and equipment, net	6,018
Other assets	85
Goodwill	105,190
Other identified intangible assets	13,530
Total assets acquired	134,848
Liabilities assumed:
Current liabilities	5,246
Other liabilities	488
Total liabilities assumed	5,734
Net assets acquired	$129,114

The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to intangible assets totaling $13.5 million, consisting of customer contracts in the amount of $12.6 million, which is being amortized over 10 years, and developed software in the amount of $0.9 million, which is being amortized over 5 years. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired resulted in $105.2 million of non-tax deductible goodwill.

As a result of the acquisition of NIA, the Company approved an exit plan for certain NIA operations and activities. The Company’s plan to exit certain facilities of NIA resulted in assumed liabilities of $0.7 million to terminate 28 employees and $0.4 million to close excess facilities, which were recorded based on EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Such assumed liabilities are reflected in “Accrued liabilities” in the condensed consolidated financial statements included elsewhere herein. Additional liabilities may be recognized in future periods as the Company completes its analysis of this acquisition. A rollforward of exit plan liabilities assumed is as follows (in thousands):

	Balance January 31, 2006	Additions	Payments	Balance March 31, 2006
Type of Cost
Employee severance and termination benefits	$684	$—	$(33)	$651
Lease termination and other costs	392	—	—	392
	$1,076	$—	$(33)	$1,043

The results of NIA have been included in the Company’s consolidated financial statements since January 31, 2006, the date of acquisition. Had NIA’s results of operations been included in the Company’s results of operations since January 1, 2006, there would have been no material effect on the Company’s consolidated results of operations. The following unaudited supplemental pro forma information represents the Company’s consolidated results of operations as if the acquisition of NIA had occurred on January 1, 2005 and after giving effect to certain adjustments including interest income, depreciation and amortization, and stock-based compensation. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of NIA occurred on January 1, 2005 (in thousands).

Pro Forma (unaudited) Three Months Ended March 31, 2005
Net revenue	$462,672
Net income	22,134
Income per common share available to common stockholders - basic:	$0.63
Income per common share available to common stockholders - diluted:	$0.60

NOTE C—Supplemental Cash Flow Information

Reflected below is supplemental cash flow information related to the three months ended March 31, 2005 and 2006 (in thousands):

	Three Months Ended March 31,
	2005	2006
Income taxes paid, net of refunds	$691	$996
Interest paid	$2,749	$1,627

NOTE D—Long Term Debt and Capital Lease Obligations

Information with regard to the Company’s long-term debt and capital lease obligations at December 31, 2005 and March 31, 2006 is as follows (in thousands):

	December 31, 2005	March 31, 2006
Credit Agreement:
Revolving Loan Facility due through 2008	$—	$—
Term Loan Facility (7.16% at March 31, 2006) due through 2008	62,500	56,250
Capital lease obligations (4.36% to 6.00%) due through 2008	584	449
	63,084	56,699
Less current maturities of long-term debt and capital lease obligations	(25,194)	(25,195)
	$37,890	$31,504

NOTE E—Income per Common Share

The following tables reconcile income (numerator) and shares (denominator) used in the computations of income from continuing operations per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2006
	(restated)
Numerator:
Income from continuing operations available to common stockholders—basic and diluted	$23,080	$22,315
Denominator:
Weighted average number of common shares outstanding—basic	35,403	36,704
Common stock equivalents—stock options	1,211	1,301
Common stock equivalents—warrants	233	95
Common stock equivalents—restricted stock	—	1
Weighted average number of common shares outstanding—diluted	36,847	38,101
Income from continuing operations available to common stockholders per common share—basic	$0.66	$0.61
Income from continuing operations available to common stockholders per common share—diluted	$0.63	$0.59

The weighted average number of common shares outstanding for the three months ended March 31, 2005 and 2006 was calculated using outstanding shares of the Company’s Ordinary Common Stock and Multi-Vote Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2005 and 2006 represent stock options to purchase shares of the Company’s Ordinary Common Stock and restricted stock awards which were granted pursuant to the 2003 MIP and shares of Ordinary Common Stock related to certain warrants issued on the Effective Date.

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

Legal

The Company is subject to or party to certain litigation and claims relating to its operations and business practices. Except as otherwise provided under the Plan, litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”) was enjoined as of the Effective Date as a consequence of the confirmation of the Plan and may not be pursued over the objection of Magellan or such subsidiary unless relief is provided from the effect of the injunction. The Company believes that the Pre-petition Litigation claims with respect to which distributions have been provided for under the Plan constitute general unsecured claims and, to the extent allowed by the Plan, would be resolved as other general unsecured creditor claims.

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

NOTE G—Business Segment Information

The Company is engaged in the managed healthcare services business. It currently provides managed behavioral healthcare services as well as radiology benefits management (as a result of the January 31, 2006 acquisition of NIA).

The Company provides services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

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

Radiology Benefits Solutions.   The Company’s Radiology Benefits Solutions segment generally reflects the management of diagnostic imaging services on a non-risk basis for health plans to ensure that such services are clinically appropriate and cost effective.

Corporate and Other.   This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment operating results, or in the other four segments referred to above.

The accounting policies of these segments are the same as those described in Note A—“General—Summary of Significant Accounting Policies.” The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization, interest expense, interest income, stock compensation expense, gain on sale of assets, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

The Company’s customer segments are defined above. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is managed and reported internally.

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2005
Net revenue	$224,902	$31,660	$196,192	$—	$452,754
Cost of care	121,728	7,860	174,620	—	304,208
Direct service costs	39,582	15,705	7,587	—	62,874
Other operating expenses	—	—	—	25,847	25,847
Equity in earnings of unconsolidated subsidiaries	(1,449)	—	—	—	(1,449)
Segment profit (loss)	$65,041	$8,095	$13,985	$(25,847)	$61,274

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Radiology Benefits Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2006
Net revenue	$157,787	$33,180	$201,899	$7,730	$—	$400,596
Cost of care	86,276	8,155	175,404	—	—	269,835
Direct service costs	26,334	16,695	8,062	6,250	—	57,341
Other operating expenses	—	—	—	—	24,627	24,627
Equity in earnings of unconsolidated subsidiaries	(390)	—	—		—	(390)
Segment profit (loss)	$45,567	$8,330	$18,433	$1,480	$(24,627)	$49,183

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended March 31,
	2005	2006
Segment profit	$61,274	$49,183
Depreciation and amortization	(11,218)	(10,657)
Interest expense	(8,639)	(1,969)
Interest income	3,033	4,217
Stock compensation expense	(3,750)	(5,500)
Gain on sale of assets	—	4,745
Income from continuing operations before income taxes and minority interest	$40,700	$40,019

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. (“Magellan”), and its majority-owned subsidiaries and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”) should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company believes that its plans, intentions and expectations as reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include:

•  the Company’s inability to renegotiate or extend expiring behavioral healthcare customer contracts, or the termination of behavioral healthcare customer contracts;

•       the Company’s inability to integrate an acquisition, including National Imaging Associates (as discussed below), in a timely and effective manner.

•       changes in business practices of the industry, including the possibility that certain of the Company’s managed care customers could seek to provide managed behavioral healthcare services directly to their subscribers, instead of contracting with the Company for such services;

•       the impact of changes in the contracting model for Medicaid contracts, including certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives

•       the impact of healthcare costs on fixed fee contracts;

•       the Company’s dependence on government spending for managed healthcare, including changes in federal, state and local healthcare policies;

•       restricted covenants in the Company’s debt instruments;

•       present or future state regulations and contractual requirements that the Company provide financial assurance of its ability to meet its obligations;

•       the impact of the competitive environment in the managed healthcare services industry may limit the Company’s ability to maintain or obtain contracts, as well as to its ability to maintain or increase its rates;

•  the possible impact of healthcare reform;

•       government regulation;

•       the inability to realize the value of goodwill and intangible assets;

•       future changes in the composition of the Company’s stockholder population which could, in certain circumstances, limit the ability of the Company to utilize its Net Operating Losses (“NOLs”);

•       pending or future actions or claims for professional liability;

•       claims brought against the Company that either exceed the scope of the Company’s liability coverage or result in denial of coverage;

•  class action suits and other legal proceedings; and

•       the impact of governmental investigations.

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of Magellan’s Annual Report on Form 10-K for the year ended December 31, 2005. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview

The Company is a managed healthcare services company, which through fiscal 2005 has predominately operated in the managed behavioral healthcare arena. The Company, directly and through its subsidiaries coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs (“EAPs”) where the Company provides short-term outpatient counseling and (iv) products that combine features of some or all of the Company’s risk-based, ASO or EAP products. At March 31, 2006, the Company managed the behavioral healthcare of approximately 41.6 million individuals.

Acquisition of National Imaging Associates

On January 31, 2006, the Company acquired all of the outstanding stock of National Imaging Associates, Inc. (“NIA”), a privately held radiology benefits management (“RBM”) firm headquartered in Hackensack, New Jersey, for approximately $120 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly owned subsidiary of Magellan.

NIA manages diagnostic imaging services for health plans to ensure that such services are clinically appropriate and cost effective. Currently, all of NIA’s management services are on a non-risk, ASO basis. The Company believes that NIA is the largest RBM manager in the country with approximately 16.7 million covered lives under contract as of March 31, 2006. The Company reports the results of operations of NIA as a separate segment entitled Magellan Radiology Benefits Management Solutions (“Radiology Benefits Solutions”).

Business Segments

Health Plan Solutions.   The Company’s Health Plan Solutions segment generally reflects managed behavioral healthcare services provided under contracts with Blue Cross Blue Shield health plans and other managed care companies, health insurers and other health plans. This segment’s contracts encompass both risk-based and ASO contracts for commercial, Medicaid and Medicare members of the health plan. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In the Health Plan Solutions segment, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company. The Company’s Health Plan Solutions segment managed the behavioral health benefits of approximately 26.0 million covered lives as of March 31, 2006.

Employer Solutions.   The Company’s Employer Solutions segment generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. This segment’s managed behavioral healthcare services are primarily ASO products. The Company’s Employer Solutions segment provided these services for approximately 13.7 million covered lives as of March 31, 2006.

Public Sector Solutions.   The Company’s Public Sector Solutions segment generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. This segment’s contracts encompass both risk-based and ASO contracts. The Company’s Public Sector Solutions segment managed the behavioral health benefits of approximately 1.9 million covered lives as of March 31, 2006.

Radiology Benefits Solutions.   The Company’s Radiology Benefits Solutions segment generally reflects the management of diagnostic imaging services for health plans to ensure that such services are clinically appropriate and cost effective. Currently, all of the Company’s radiology benefits management services are on a non-risk, ASO basis. The Company’s Radiology Benefits Solutions segment managed the behavioral health benefits of approximately 16.7 million covered lives as of March 31, 2006.

Corporate and Other.   This segment of the Company is composed primarily of operational support functions such as sales and marketing and information technology as well as corporate support functions such as executive, finance, human resources and legal. Discontinued operations activity is not included in the Corporate and Other segment, or in the other four segments referred to above.

Significant Customers

The Company’s contracts with the State of Tennessee’s TennCare program (“TennCare”) and with subsidiaries of WellPoint, Inc., including WellChoice, Inc. which merged with WellPoint, Inc. effective December 29, 2005 (“WellPoint”), each generated revenues that exceeded, in the aggregate, ten percent of consolidated net revenues for each of the three months ended March 31, 2005 and 2006. The Company also has a significant concentration of business from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare, both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”) and through a contract held by Premier Behavioral Health Systems of Tennessee, LLC (“Premier”), a joint venture in which the Company owned a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company consolidates the results of operations of Premier, including revenue and cost of care, in the Company’s consolidated statements of income. On April 11, 2006, the Company purchased the other fifty percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company. TennCare has divided its program into three regions, and the Company’s TennCare contracts, which extend through June 30, 2007, currently encompass all of the TennCare membership for all three regions. The Company recorded $113.2 million and $108.5 million from its TennCare contracts during the three months ended March 31, 2005 and 2006, respectively.

On April 7, 2006, TennCare issued a Request for Proposals (“RFP”) for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. The RFP states that the start date of any such contract awarded pursuant to the RFP is expected to be April 1, 2007. Because the Company’s contracts with TennCare can be terminated by TennCare prior to June 30, 2007, the contract for the Middle region would be terminated by TennCare should an implementation occur prior to June 30, 2007 of any contract awarded pursuant to the RFP. TennCare has indicated that it intends to award contracts to two managed care organizations for the Middle region. The Company is seeking to subcontract with managed care organizations to manage the behavioral healthcare benefits for any contract awarded to any such managed care organization. There can be no assurance that the Company will be able to subcontract with a managed care organization; or that, if it is able to secure subcontracts, the managed care organization or organizations with which it subcontracts will be awarded a contract with TennCare; or that the terms of any subcontract with a managed care organization that is awarded a contract will be on terms as beneficial to the Company as its current contracts with TennCare. For the three months ended March 31, 2006, revenue derived from TennCare enrollees residing in the Middle region amounted to $40.4 million.

Total revenue from the Company’s contracts with WellPoint approximated $49.8 million and $48.0 million during the three months ended March 31, 2005 and 2006, respectively. Included in the revenue amount for the three months ended March 31, 2006 is revenue of $2.5 million from contracts that NIA has with WellPoint. The majority of the Company’s managed behavioral healthcare contracts with WellPoint have terms that extend through December 31, 2007.

The Company derives a significant portion of its revenue from contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $51.5 million and $62.1 million in the three months ended March 31, 2005 and 2006, respectively.

The Company recorded net revenue from Aetna, Inc. (“Aetna”) of $62.0 million for the three months ended March 31, 2005, which represented in excess of ten percent of the consolidated revenues of the Company for such period. The Company’s contract with Aetna terminated on December 31, 2005. During the three months ended March 31, 2006, the Company recognized $4.6 million of revenue related to the performance of one-time, transitional activities associated with the contract termination.

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

Managed Care Revenue.   Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues approximated $402.3 million and $352.7 million for the three months ended March 31, 2005 and 2006, respectively.

Performance-based Revenue.   The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $4.2 million and $3.6 million in the three months ended March 31, 2005 and 2006, respectively.

Goodwill.   Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill of $290.2 million at December 31, 2005 was allocated entirely to the Health Plan Solutions segment (as described above). At March 31, 2006, approximately $105.2 million of goodwill was allocated to the Radiology Benefits Solutions segment (as described above), and the remaining $274.9 million was allocated to the Health Plan Solutions segment (as described above).

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

After consideration of the effect of the Company’s January 5, 2004 bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, the Company estimates that it has reportable NOLs as of December 31, 2005 of approximately $481 million available to reduce future federal taxable income. These estimated NOLs expire in 2010 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of NOLs became subject to limitation under Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of deferred tax assets, inclusive of NOLs, that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 will be accounted for as reductions to goodwill rather than income tax provision and, therefore, only benefit cash flows due to reduced tax payments. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal alternative minimum tax.

Valuation allowances on deferred tax assets (including NOLs) are estimated based on the Company’s assessment of the realizability of such amounts. The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy has created uncertainty as to the Company’s ability to realize its deferred tax assets. Accordingly, the Company had a valuation allowance covering substantially all of its deferred tax assets at December 31, 2004 and 2005, net of deferred tax liabilities and other tax contingencies. As of December 31, 2005 and March 31, 2006, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net deferred tax assets which are more likely than not to be realizable. The Company continues to assess its position relative to the potential future realization of the deferred tax assets for which valuation allowances have been recorded. If the Company subsequently determines that such deferred tax assets are more likely than not realizable, then the valuation allowances recorded for such deferred tax assets will be reversed. The reversal of valuation allowances for deferred tax assets that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 would be recorded as a reduction to goodwill.

Factors Affecting Comparability

As a result of the Company’s January 31, 2006 acquisition of NIA, the Company’s results of operations for the three months ended March 31, 2005 are not comparable to the three months ended March 31, 2006.

Results of Operations

The Company evaluates performance of its segments based on profit or loss from continuing operations before depreciation and amortization, interest expense, interest income, stock compensation expense, gain on sale of assets, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

The Company’s customer segments are defined above. In certain limited cases, customer contracts that would otherwise meet the definition of one segment are managed and reported internally in another segment, in which cases the membership and financial results of such contracts are reflected in the segment in which it is managed and reported internally.

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2005
Net revenue	$224,902	$31,660	$196,192	$—	$452,754
Cost of care	121,728	7,860	174,620	—	304,208
Direct service costs	39,582	15,705	7,587	—	62,874
Other operating expenses	—	—	—	25,847	25,847
Equity in earnings of unconsolidated subsidiaries	(1,449)	—	—	—	(1,449)
Segment profit (loss)	$65,041	$8,095	$13,985	$(25,847)	$61,274

	Health Plan Solutions	Employer Solutions	Public Sector Solutions	Radiology Benefits Solutions	Corporate and Other	Consolidated
Three Months Ended March 31, 2006
Net revenue	$157,787	$33,180	$201,899	$7,730	$—	$400,596
Cost of care	86,276	8,155	175,404	—	—	269,835
Direct service costs	26,334	16,695	8,062	6,250	—	57,341
Other operating expenses	—	—	—	—	24,627	24,627
Equity in earnings of unconsolidated subsidiaries	(390)	—	—	—	—	(390)
Segment profit (loss)	$45,567	$8,330	$18,433	$1,480	$(24,627)	$49,183

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended March 31,
	2005	2006
Segment profit	$61,274	$49,183
Depreciation and amortization	(11,218)	(10,657)
Interest expense	(8,639)	(1,969)
Interest income	3,033	4,217
Stock compensation expense	(3,750)	(5,500)
Gain on sale of assets	—	4,745
Income from continuing operations before income taxes and minority interest	$40,700	$40,019

Quarter ended March 31, 2006 (“Current Year Quarter”), compared to the quarter ended March 31, 2005 (“Prior Year Quarter”)

Health Plan Solutions

Net Revenue

Net revenue related to the Health Plan Solutions segment decreased by 29.8 percent or $67.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $86.3 million and other net unfavorable decreases of $0.1 million, which decrease was partially offset by increased membership from existing contracts of $5.1 million, new business of

$6.6 million, revenue in the Current Year Quarter of $4.6 million related to one-time, transitional activities associated with the termination of the Aetna contract, and net rate increases of $3.0 million.

Cost of Care

Cost of care decreased by 29.1 percent or $35.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $49.4 million, and favorable prior period medical claims development recorded in the Current Year Quarter of $2.2 million, which decreases were partially offset by increased membership from existing customers of $3.3 million, new risk business of $5.9 million, care trends and other net variances of $3.4 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $1.7 million, and favorable care development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.8 million. Cost of care increased as a percentage of risk revenue to 69.9 percent in the Current Year Quarter from 67.9 percent in the Prior Year Quarter, mainly due to care trends and changes in business mix resulting primarily from the terminated contracts. For further discussion of Health Plan Solutions care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs decreased by 33.5 percent or $13.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is primarily due to terminated contracts and cost-cutting and operating efficiency efforts by the Company. Direct service costs decreased as a percentage of revenue from 17.6 percent in the Prior Year Quarter to 16.7 percent for the Current Year Quarter. The decrease in the percentage of direct service costs in relation to revenue is mainly due to the cost-cutting and operating efficiency efforts of the Company.

Equity in Earnings of Unconsolidated Subsidiaries

The Company recorded approximately $1.4 million and $0.4 million of equity in earnings of unconsolidated subsidiaries in the Prior Year Quarter and Current Year Quarter, respectively. The Company sold its equity interest in Royal Health Care, LLC (“Royal”) effective February 6, 2006. Accordingly, the Current Year Quarter includes only one month of earnings in equity of Royal.

Employer Solutions

Net Revenue

Net revenue related to the Employer Solutions segment increased by 4.8 percent or $1.5 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to increased membership from existing customers and contract changes of $1.5 million, revenue from new customers of $0.3 million, and other net favorable increases of $2.1 million, which increases were partially offset by terminated contracts of $2.4 million.

Cost of Care

Cost of care increased by 3.8 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is mainly due to increased membership from existing customers and contract changes of $0.7 million and care trends and other net variances of $0.1 million, which unfavorable variances are partially offset by terminated contracts of $0.5 million. Cost of care increased as a percentage of risk revenue from 28.2 percent in the Prior Year Quarter to 28.5 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

Direct service costs increased by 6.3 percent or $1.0 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to expense related to services and support required for Katrina related activities in the Current Year Quarter. Direct service costs increased as a percentage of revenue from 49.6 percent for the Prior Year Quarter to 50.3 percent in the Current Year Quarter.

Public Sector Solutions

Net Revenue

Net revenue related to the Public Sector Solutions segment increased by 2.9 percent or $5.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to retrospective adjustments mainly related to membership recorded in the Current Year Quarter of $8.8 million and favorable rate changes of $10.1 million, which increases were partially offset by net membership decreases of $9.4 million (mainly related to TennCare disenrollment that occurred in late fiscal 2005), contract changes of $1.8 million,  terminated contracts of $1.0 million, and other net unfavorable variances of $1.0 million.

Cost of Care

Cost of care increased by 0.4 percent or $0.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to care associated with retrospective membership adjustments recorded in the Current Year Quarter of $7.6 million and care trends and other net unfavorable variances of $11.5 million (including $6.2 million of care associated with rate changes for contracts that have minimum cost of care requirements), which increases were partially offset by decreases in membership of $8.8 million, contract changes of $8.7 million, and terminated contracts of $0.8 million. Cost of care decreased as a percentage of risk revenue from 89.4 percent in the Prior Year Quarter to 87.4 percent in the Current Year Quarter mainly due to contract changes.

Direct Service Costs

Direct service costs increased by 6.3 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs was primarily due to inflationary cost increases. As a percentage of revenue, direct service costs in the Current Year Quarter are consistent with the Prior Year Quarter.

Radiology Benefits Solutions

Net Revenue

Net revenue related to the Radiology Benefits Solutions segment was $7.7 million for the Current Year Quarter. As discussed above, the acquisition of NIA closed on January 31, 2006 and thus the Current Year Quarter includes two months of operating results and the Prior Year Quarter does not include any operating results for this segment of the Company.

Direct Service Costs

Direct service costs were $6.3 million for the Current Year Quarter. As a percentage of revenue, direct service costs were 80.9%.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other Segment decreased by 4.7 percent or $1.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease results primarily from efficiency improvements of $3.2 million which favorable variance was partially offset by corporate costs related to NIA of $1.3 million and estimated inflationary increases of $0.7 million. As a percentage of total net revenue, other operating expenses increased from 5.7 percent for the Prior Year Quarter to 6.1 percent for the Current Year Quarter primarily due to business mix.

Depreciation and Amortization

Depreciation and amortization expense decreased by 5.0 percent or $0.6 million from the Prior Year Quarter to the Current Year Quarter, primarily due to intangible assets related to the Aetna contract being fully amortized at December 31, 2005.

Interest Expense

Interest expense decreased by 77.2 percent or $6.7 million from the Prior Year Quarter to the Current Year Quarter, mainly due to the redemption of the Senior Notes and Aetna Notes in the fourth quarter of 2005.

Interest Income

Interest income increased by $1.2 million from the Prior Year Quarter to the Current Year Quarter, mainly due to an increase in yields on investments.

Other Items

The Company recorded approximately $3.8 million and $5.5 million of stock compensation expense in the Prior Year Quarter and Current Year Quarter, respectively, related to common stock and stock options granted to management. See discussion of stock compensation expense in “Outlook—Results of Operations” below.

A gain on the disposition of assets of $4.7 million was recognized in the Current Year Quarter in relation to the Company’s sale of its equity interest in Royal.

Income Taxes

The Company’s effective income tax rate was 43.1 percent in the Prior Year Quarter (restated) and 44.2 percent in the Current Year Quarter. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of deferred tax assets including NOLs, which existed at January 5, 2004 are accounted for as reductions to goodwill rather than income tax provision and, therefore, only benefit cash flows due to reduced tax payments. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

Discontinued Operations

The income in discontinued operations in the Prior Year Quarter represents a change in estimated reserves for various accrued liabilities.

Outlook—Results of Operations

The Company’s Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 2—”Forward-Looking Statements” as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company’s risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of award and implementation of new contracts; (v) enrollment changes; (vi) contract terminations; (vii) pricing adjustments upon contract renewals (and price competition in general) and (viii) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

Care Trends. The Company expects that the Health Plan Solutions segment care trend factor for fiscal 2006 will be 6 to 8 percent.  The Company estimates that the Public Sector Solutions segment care trend factor for fiscal 2006 will be 5 to 7 percent.

Stock Compensation.   On January 1, 2006, the Company adopted Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.  The Company estimates that stock compensation expense for fiscal 2006 will be approximately $27.0 million to $29.0 million.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the “Credit Agreement”). Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement as of March 31, 2006, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.   Net cash provided by operating activities decreased by approximately $17.9 million from the Prior Year Quarter to the Current Year Quarter, primarily due to payments of $21.0 million associated with claims run-out for terminated contracts, partially offset by positive working capital changes of $3.1 million.

Investing Activities.   The Company utilized $5.0 million and $4.2 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The majority of capital expenditures for both periods related to management information systems and related equipment.

During the Current Year Quarter, the Company received proceeds of $20.5 million related to the sale of its investment in Royal. Additionally, during the Current Year Quarter, the Company used net cash of $120.0 million related to the acquisition of NIA.

During the Prior Year Quarter, the Company utilized net cash of $41.1 million for the purchase of “available-for-sale” investments and during the Current Year Quarter, the Company received net cash of $159.1 million from the net maturity of “available-for-sale” investments a portion of which was utilized to fund the NIA acquisition. The Company’s investments consist of U.S. government and agency securities, corporate debt securities and certificates of deposit.

Financing Activities.   During the Prior Year Quarter, the Company repaid $5.6 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $1.8 million. In addition, the Company received $0.4 million from the exercise of stock options and warrants. During the Current Year Quarter, the Company repaid $6.3 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $0.1 million. In addition, the Company received $5.2 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

Liquidity.   During fiscal 2006, the Company expects to fund its capital expenditures with cash from operations. The Company estimates that it will spend approximately $18 million to $28 million of additional funds in fiscal 2006 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the revolving loan facility of the Credit Agreement for its operations, capital needs or debt service in fiscal 2006. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due.

Off-Balance Sheet Arrangements.   As of March 31, 2006, the Company has no off-balance sheet arrangements of a material significance.

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

The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy has created uncertainty as to the Company’s ability to realize its deferred tax assets, inclusive of NOLs. Accordingly, the Company had a valuation allowance covering substantially all of its deferred tax assets at December 31, 2005 and March 31, 2006, net of deferred tax liabilities and other tax contingencies. As of December 31, 2005 and March 31, 2006, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net tax assets which are “more likely than not” to be realizable. The Company continues to assess its position relative to the potential future realization of the deferred tax assets for which valuation allowances have been recorded. If the Company subsequently determines that such deferred tax assets are more likely than not realizable, then the valuation allowances recorded for such deferred tax assets will be reversed. The reversal of valuation allowances for deferred tax assets that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 would be recorded as a reduction to goodwill.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the Company’s investment balances, and the borrowing levels under the Credit Agreement as of March 31, 2006, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control over Financial Reporting

The Company had incorrectly reported the reversal of all valuation allowances for the use of deferred tax assets, other than NOLs, as a reduction of income tax expense for the year ended December 31, 2004, the nine months ended September 30, 2005, and each of the quarters in those periods. As a result, the Company has restated its consolidated financial statements for those periods. This restatement resulted in the reporting of a material weakness in internal controls over financial reporting in the Company’s 2005 Annual Report on Form 10-K. Management believes that the error was the result of an incorrect interpretation of very complex accounting guidance. Management has since reviewed and corrected its accounting policy for income taxes to accurately track and record the reversal of valuation allowances established under fresh start reporting prior to its emergence from bankruptcy with respect to deferred tax assets other than NOLs.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is subject to or party to certain litigation and claims relating to its operations and business practices. Except as otherwise provided under the Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”), litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”) was enjoined as of the Effective Date as a consequence of the confirmation of the Plan and may not be pursued over the objection of Magellan or such subsidiary unless relief is provided from the effect of the injunction. The Company believes that the Pre-petition Litigation claims with respect to which distributions have been provided for under the Plan constitute general unsecured claims and, to the extent allowed by the Plan, would be resolved as other general unsecured creditor claims.

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

Date: April 28, 2006	MAGELLAN HEALTH SERVICES, INC.
(Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)