Form 10-Q
period 2006-06-30
MAGELLAN HEALTH SERVICES INC
filed 2006-07-28
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MarkOne)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of the registrant’s Ordinary Common Stock outstanding as of June 30, 2006 was 37,148,742.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	June 30,
	2005	2006
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$81,039	$224,573
Restricted cash	149,723	161,600
Accounts receivable, less allowance for doubtful accounts of $2,442 and $1,454 at December 31, 2005 and June 30, 2006, respectively	42,428	34,519
Short-term investments (restricted investments of $42,976 and $36,441 at December 31, 2005 and June 30, 2006, respectively)	236,153	52,925
Other current assets (restricted deposits of $16,498 and $20,542 at December 31, 2005 and June 30, 2006, respectively)	31,434	35,609
Total Current Assets	540,777	509,226
Property and equipment, net	102,898	100,669
Long-term investments (restricted investments of $2,897 and $3,512 at December 31, 2005 and June 30, 2006, respectively)	2,897	3,512
Investments in unconsolidated subsidiaries	15,339	—
Deferred income taxes	76,023	80,065
Other long-term assets	10,948	7,065
Goodwill	290,192	366,822
Other intangible assets, net	30,412	39,021
Total Assets	$1,069,486	$1,106,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,834	$10,320
Accrued liabilities	62,327	51,526
Medical claims payable	164,013	142,639
Other medical liabilities	45,557	64,961
Current maturities of long-term debt and capital lease obligations	25,194	25,196
Total Current Liabilities	311,925	294,642
Long-term debt and capital lease obligations	37,890	25,231
Deferred credits and other long-term liabilities	84,832	90,408
Minority interest	1,762	242
Total Liabilities	436,409	410,523
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2005 and June 30, 2006—Issued and outstanding—none at December 31, 2005 and June 30, 2006	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2005 and June 30, 2006—Issued and outstanding—36,584 shares and 37,149 shares at December 31, 2005 and June 30, 2006, respectively	366	372
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2005 and June 30, 2006—Issued and outstanding—none at December 31, 2005 and June 30, 2006, respectively	—	—
Other Stockholders’ Equity:
Additional paid-in capital	429,933	452,897
Retained earnings	194,904	237,443
Warrants outstanding	8,489	5,384
Accumulated other comprehensive loss	(615)	(239)
Total Stockholders’ Equity	633,077	695,857
Total Liabilities and Stockholders’ Equity	$1,069,486	$1,106,380

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(restated)		(restated)
Net revenue	$464,544	$398,933	$917,298	$799,529
Cost and expenses:
Cost of care	316,921	262,706	621,129	532,541
Direct service costs and other operating expenses	90,201	86,104	178,922	168,072
Equity in earnings of unconsolidated subsidiaries	(1,503)	—	(2,952)	(390)
Depreciation and amortization	13,573	11,333	24,791	21,990
Interest expense	8,611	1,721	17,250	3,690
Interest income	(3,899)	(4,921)	(6,932)	(9,138)
Stock compensation expense	4,419	6,594	8,169	12,094
Gain on sale of assets	—	(403)	—	(5,148)
	428,323	363,134	840,377	723,711
Income from continuing operations before income taxes and minority interest	36,221	35,799	76,921	75,818
Provision for income taxes	15,316	15,575	32,868	33,279
Income from continuing operations before minority interest	20,905	20,224	44,053	42,539
Minority interest, net	4	—	72	—
Income from continuing operations	20,901	20,224	43,981	42,539
Income from discontinued operations (1)	816	—	830	—
Net income	21,717	20,224	44,811	42,539
Other comprehensive (loss) income	(458)	166	(472)	376
Comprehensive income	$21,259	$20,390	$44,339	$42,915
Weighted average number of common shares outstanding—basic (See Note D)	35,567	36,999	35,475	36,852
Weighted average number of common shares outstanding—diluted (See Note D)	36,980	38,599	36,899	38,384
Income per common share—basic:
Income from continuing operations	$0.59	$0.55	$1.24	$1.15
Income from discontinued operations	$0.02	$0.00	$0.02	$0.00
Net income	$0.61	$0.55	$1.26	$1.15
Income per common share—diluted:
Income from continuing operations	$0.57	$0.52	$1.19	$1.11
Income from discontinued operations	$0.02	$0.00	$0.02	$0.00
Net income	$0.59	$0.52	$1.21	$1.11

(1)          Net of income tax provision of $940 and $1,045 for the three months and six months ended June 30, 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2005	2006
	(restated)
Cash flows from operating activities:
Net income	$44,811	$42,539
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of assets	—	(5,148)
Depreciation and amortization	24,791	21,990
Equity in earnings of unconsolidated subsidiaries	(2,952)	(390)
Non-cash interest expense	694	694
Non-cash stock compensation expense	8,169	12,094
Non-cash income tax expense	30,754	30,116
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(46,030)	(11,627)
Accounts receivable, net	12,578	6,878
Other assets	169	(3,336)
Accounts payable and accrued liabilities	(3,281)	(20,481)
Medical claims payable and other medical liabilities	19,929	(1,970)
Other liabilities	153	(53)
Minority interest, net of dividends paid	123	(1,520)
Other	344	39
Net cash provided by operating activities	90,252	69,825
Cash flows from investing activities:
Capital expenditures	(8,628)	(8,923)
Proceeds from sale of assets	—	22,200
Purchase of investments	(224,683)	(23,481)
Maturity of investments	173,777	206,534
Acquisitions and investments in businesses, net of cash acquired	—	(120,735)
Proceeds from note receivable	7,000	3,000
Net cash (used in) provided by investing activities	(52,534)	78,595
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(13,560)	(12,657)
Proceeds from exercise of stock options and warrants	12,041	7,771
Net cash used in financing activities	(1,519)	(4,886)
Net increase in cash and cash equivalents	36,199	143,534
Cash and cash equivalents at beginning of period	45,390	81,039
Cash and cash equivalents at end of period	$81,589	$224,573

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

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

Restatements of Previously Issued Unaudited Condensed Consolidated Financial Statements

On March 7, 2006, the Company announced that it was restating previously filed financial statements to correct the Company’s accounting for reversals of valuation allowances pertaining to deferred tax assets (excluding deferred tax assets related to the Company’s net operating loss carryforwards) that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. The Company had recorded the reversals of valuation allowances for such deferred tax assets as reductions to the Company’s income tax provision. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), and the Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) Topic No. D-33, “Timing of Recognition of Tax Benefits for Pre-Reorganization Temporary Differences and Carryforwards” (“EITF D-33”), such reversals of valuation allowances should be recorded as reductions to goodwill. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended December 31, 2004, and for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. All applicable financial information contained in this Form 10-Q gives effect to these restatements.

The quarterly impacts of the restatement adjustments for the three months and six months ended June 30, 2005 are reflected below (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
Net revenue	$—	$—
Cost and expenses:
Cost of care	—	—
Direct service costs and other operating expenses	—	—
Equity in earnings of unconsolidated subsidiaries	—	—
Depreciation and amortization	—	—
Interest expense	—	—
Interest income	—	—
Stock compensation expense	—	—
Gain on sale of assets	—	—
	—	—
Income from continuing operations before income taxes and minority interest	—	—
Provision for income taxes	434	922
Income from continuing operations before minority interest	(434)	(922)
Minority interest, net	—	—
Income from continuing operations	(434)	(922)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(504)	(538)
Net income	(938)	(1,460)
Income available to common stockholders	$(938)	$(1,460)
Weighted average number of common shares outstanding—basic	35,567	35,475
Weighted average number of common shares outstanding—diluted	36,980	36,899
Income per common share available to common stockholders—basic:
Income from continuing operations	$(0.01)	$(0.02)
Income (loss) from discontinued operations	$(0.02)	$(0.02)
Net income	$(0.03)	$(0.04)
Income per common share available to common stockholders—diluted:
Income from continuing operations	$(0.01)	$(0.02)
Income (loss) from discontinued operations	$(0.02)	$(0.02)
Net income	$(0.03)	$(0.04)

The weighted average number of common shares outstanding, both basic and diluted, are not affected by the restatement.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock-based compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates.

Managed Care Revenue

Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues approximated $413.3 million and $815.6 million for the three months and six months ended June 30, 2005, respectively and $349.9 million and $702.6 million for the three months and six months ended June 30, 2006, respectively.

Performance-based Revenue

The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $2.7 million and $6.9 million for the three months and six months ended June 30, 2005, respectively, and $3.0 million and $6.6 million for the three months and six months ended June 30, 2006, respectively.

Significant Customers

The Company’s contracts with the State of Tennessee’s TennCare program (“TennCare”) and with subsidiaries of WellPoint, Inc. (“WellPoint”), each generated revenues that exceeded, in the aggregate, ten percent of consolidated net revenues for each of the three months and six months ended June 30, 2005 and 2006. The Company also has a significant concentration of business from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare, both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”) and through a contract held by Premier Behavioral Health Systems of Tennessee, LLC (“Premier”), a joint venture in which the Company owned a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company consolidates the results of operations of Premier, including revenue and cost of care, in the Company’s consolidated statements of income. On April 11, 2006, the Company purchased the other fifty percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company. TennCare has divided its program into three regions, and the Company’s TennCare contracts, which extend through June 30, 2007, currently encompass all of the TennCare membership for all three regions. The Company recorded revenue of $113.6 million and $226.7 million during the three months and six months ended June 30, 2005, respectively, and $101.8 million and $210.3 million during the three months and six months ended June 30, 2006, respectively, from its TennCare contracts.

On April 7, 2006, TennCare issued a Request for Proposals (“RFP”) for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. The RFP states that the start date of any such contract awarded pursuant to the RFP is expected to be April 1, 2007. Because the Company’s contracts with TennCare can be terminated by TennCare prior to June 30, 2007, the contract for the Middle region would be terminated by TennCare should an implementation occur prior to June 30, 2007 of any contract awarded pursuant to the RFP. On July 26, 2006, TennCare announced the two winning bidders to the RFP process.  The Company had not partnered with either of these bidders. For the three months and six months ended June 30, 2006, revenue derived from TennCare enrollees residing in the Middle region amounted to $36.8 million and $77.2 million, respectively.

Total revenue from the Company’s contracts with WellPoint approximated $54.6 million and $104.4 million during the three months and six months ended June 30, 2005, respectively, and approximated $50.4 million and $98.4 million during the three months and six months ended June 30, 2006, respectively. Included in the revenue amount for the three months and six months ended June 30, 2006 is revenue of $3.8 million and $6.2 million from contracts that National Imaging Associates, Inc. (“NIA”) has with WellPoint (see Note B for discussion of the Company’s acquisition of NIA). The majority of the Company’s managed behavioral healthcare contracts with WellPoint have terms that extend through December 31, 2007.

The Company derives a significant portion of its revenue from contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $54.0 million and $105.5 million in the three months and six months ended June 30, 2005, respectively and $61.9 million and $124.0 million in the three months and six months ended June 30, 2006, respectively.

The Company recorded net revenue from Aetna, Inc. (“Aetna”) of $60.7 million and $122.6 million for the three months and six months ended June 30, 2005, respectively, which represented in excess of ten percent of the consolidated revenues of the Company for such periods. The Company’s contract with Aetna terminated on December 31, 2005. During the three months and six months ended June 30, 2006, the Company recognized $0.8 million and $5.4 million of revenue related to the performance of one-time, transitional activities associated with the contract termination.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. The Company records as cash and cash equivalents, excess capital and undistributed earnings for its regulated subsidiaries, which as of June 30, 2006 was $32.5 million.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed behavioral healthcare contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2005 and June 30, 2006 were as follows (in thousands):

	December 31,	June 30,
	2005	2006
Restricted cash	$149,723	$161,600
Restricted short-term investments	42,976	36,441
Restricted deposits (included in other current assets)	16,498	20,542
Restricted long-term investments	2,897	3,512
Total	$212,094	$222,095

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

As of June 30, 2006, there were no unrealized losses that the Company believed to be other-than-temporary, because the Company believes it is probable that: (i) all contractual terms of each investment will be satisfied, (ii) the decline in fair value is due primarily to changes in interest rates (and not because of increased credit risk), and (iii) the Company intends and has the ability to hold each investment for a period of time sufficient to allow a market recovery. Unrealized losses related to investments greater and less than one year are not material. No realized gains or losses were recorded for the three months and six months ended June 30, 2005 and 2006. The following is a summary of short-term and long-term investments at December 31, 2005 and June 30, 2006 (in thousands):

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$63,783	$—	$(158)	$63,625
Corporate debt securities	175,580	—	(457)	175,123
Certificates of deposit	302	—	—	302
Total investments at December 31, 2005	$239,665	$—	$(615)	$239,050

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$29,852	$—	$(82)	$29,770
Corporate debt securities	26,554	—	(157)	26,397
Certificates of deposit	270	—	—	270
Total investments at June 30, 2006	$56,676	$—	$(239)	$56,437

The maturity dates of the Company’s investments as of June 30, 2006 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due prior to July 1, 2007	$53,134	$52,925
Due July 1, 2007 to April 30, 2008	3,542	3,512
Total investments at June 30, 2006	$56,676	$56,437

Goodwill

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill of $290.2 million at December 31, 2005 was allocated entirely to the Health Plan segment (as described below). At June 30, 2006, approximately $105.6 million of goodwill was allocated to the Radiology Benefits Management segment (as described below), and the remaining $261.2 million was allocated to the Health Plan segment.

The changes in the carrying amount of Company goodwill for the six months ended June 30, 2006 are reflected in the table below (in thousands):

Balance as of December 31, 2005	$290,192
Adjustment to goodwill as a result of the projected realization of pre-emergence deferred tax assets subsequent to fresh-start reporting(1)	(29,019)
Adjustment to goodwill as a result of the acquisition of NIA—See Note B	105,649
Balance as of June 30, 2006	$366,822

(1)       During fiscal 2006, the Company recorded tax benefits from the utilization of deferred tax assets, including net operating loss carryforwards (“NOLs”), that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. These tax benefits have been reflected as reductions of goodwill in accordance with SOP 90-7.

Intangible Assets

At December 31, 2005 and June 30, 2006, the Company had net identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $30.4 million and $39.0 million, respectively, net of accumulated amortization of approximately $17.3 million and $22.2 million, respectively. Intangible assets are amortized over their estimated useful lives, which range from approximately four to eighteen years. Amortization expense was $3.5 million and $6.9 million for the three months and six months ended June 30, 2005, respectively and $2.6 million and $4.9 million for the three months and six months ended June 30, 2006, respectively.

Cost of Care, Medical Claims Payable and Other Medical Liabilities

Cost of care is recognized in the period in which members received managed healthcare services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable.

Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause the estimates to change in the near term. The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of June 30, 2006; however, actual claims payments and other items may differ from established estimates.

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

Income Taxes

The Company’s effective income tax rate was 42.3 percent and 42.7 percent for the three months and six months ended June 30, 2005 (restated), respectively and 43.5 percent and 43.9 percent for the three months and six months ended June 30, 2006, respectively. The effective rates for the three months and six months ended June 30, 2005 and 2006 differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

Stock-Based Compensation

At December 31, 2005 and June 30, 2006, the Company had stock-based employee incentive plans, which are described below.

Stock Option Plans

On January 5, 2004, (the “Effective Date”), the Company established the 2003 Management Incentive Plan (“2003 MIP”) which allows for the issuance of up to 6,373,689 shares of common stock pursuant to stock options or stock grants. During fiscal 2004, the Company granted options for the purchase of 4.4 million shares of common stock at a weighted average grant date fair value of approximately $14.61 per share. These options vest ratably on each anniversary date over the three to four years subsequent to grant, and have a 10 year life. During fiscal 2005, the Company granted options for the purchase of 1.1 million shares of common stock at a weighted average grant date fair value of approximately $10.90 per share. These options vest ratably on each anniversary date over the four years subsequent to grant, and have a 10 year life. Other than the 2004 Options (defined below) and certain options granted under the 2006 MIP (defined below), options granted by the Company have exercise prices equal to the fair market value on the date of grant.

Summarized information relative to the Company’s stock options issued under the 2003 MIP for the years ended December 31, 2004 and 2005 is as follows:

	2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of period	—	$—	4,220,222	$13.34
Granted	4,402,522	13.34	1,115,185	34.28
Cancelled	(182,300)	16.10	(255,947)	27.58
Exercised	—	—	(1,064,749)	12.48
Balance, end of period	4,220,222	$13.34	4,014,711	$18.50
Exercisable, end of period	—	$—	30,045	$33.05

The fair values of the stock options granted were estimated on the date of their grant using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions for the years ended December 31, 2004 and 2005:

	2004
	Senior Executive Options	Other Options	2005
Risk-free interest rate	3.35%	2.97%	4.00%
Expected life	5 years	4 years	4 years
Expected volatility	39.10%	37.80%	32.50%
Expected dividend yield	0.00%	0.00%	0.00%

The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) had been applied in measuring compensation cost for stock-based awards for the three months and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005
	(restated)
Net income, as reported	$21,717	$44,811
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,419	8,169
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(5,414)	(10,325)
Pro forma net income	$20,722	$42,655
Income per common share:
Basic—as reported	$0.61	$1.26
Basic—pro forma	$0.58	$1.20
Diluted—as reported	$0.59	$1.21
Diluted—pro forma	$0.56	$1.16

On February 24, 2006, the board of directors of the Company approved three equity plans and recommended they be submitted for approval by the Company’s shareholders at the 2006 Annual Meeting of Shareholders. The board approved the 2006 Management Incentive Plan (“2006 MIP”), the 2006 Director Equity Compensation Plan (“Director Plan”) and the 2006 Employee Stock Purchase Plan (“ESPP”). All three of the aforementioned plans were approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders on May 16, 2006.

The 2006 MIP, which is similar to the Company’s 2003 MIP, authorizes the issuance of equity awards covering a total of 2,750,000 shares of the Company’s common stock, no more than 300,000 shares of which may be restricted stock or restricted stock units. A restricted stock unit is a notional account representing the right to receive a share of Ordinary Common Stock (or, at the Company’s option, cash in lieu thereof) at some future date. Under the 2006 MIP, the exercisability of certain options and the vesting of certain restricted stock units is subject to certain performance targets. The Director Plan covers 120,000 shares of the Company’s common stock, no more than 15,000 of which may be restricted stock or restricted stock units, and provides for the issuance of options and restricted stock or restricted stock units to directors immediately following each annual meeting of shareholders in 2006 and 2007. The ESPP covers 100,000 shares of the Company’s common stock and permits employees of the Company to purchase Common Stock at a 5 percent discount. The initial period of activity for the ESPP will be August 1, 2006 through December 31, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three months and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the option vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and recorded stock compensation expense of $6.6 million and $12.1 million for the three months and six months ended June 30, 2006, respectively. As stock-based compensation expense recognized in the condensed consolidated statements of income for the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, currently estimated at four percent, as required by SFAS 123R. In the Company’s pro forma information that was required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for its forfeitures as they occurred. The impact of adopting SFAS 123R to the condensed consolidated financial statements for the three months and six months ended June 30, 2006 was a reduction to net income of $1.3 million and $2.5 million, respectively, or a decrease of $0.04 and $0.07, respectively, on basic income per common share and a decrease of $0.03 and $0.06, respectively, on fully-diluted income per common share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. In the three months and six ended June 30, 2006, the tax deductions related to stock compensation were not recognized because of the availability of NOLs, and thus there were no such financing cash flows reported.

For the six months ended June 30, 2006, the weighted average grant date fair value of the stock options granted was $14.17 as estimated using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

Risk-free interest rate	4.82%
Expected life	4 years
Expected volatility	29.90%
Expected dividend yield	0.00%

As part of its SFAS 123R adoption, management determined that volatility based on actively traded equities of companies that are similar to the Company is a better indicator of expected volatility and future stock price trends than historical volatility, due to the lack of sufficient history of the Company subsequent to the Company’s emergence from bankruptcy on the Effective Date.

Summarized information related to the Company’s stock options for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (in years)	(in thousands)
Outstanding, beginning of period	4,014,711	$18.50
Granted	1,451,553	36.05
Cancelled	(195,202)	24.74
Exercised	(415,049)	18.68
Outstanding, end of period	4,856,013	$23.48	5.79	$106,628
Vested and expected to vest at end of period	4,646,763	$23.27	1.07	$103,031
Exercisable, end of period	259,163	$28.32	7.35	$4,436

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company’s closing stock price on the last trading day of the fiscal 2006 second quarter of $45.31 and the exercise price) for all in-the-money options as of June 30, 2006. This amount changes based on the fair market value of the Company’s stock. The total pre-tax intrinsic value of options exercised (based on the difference between the Company’s closing stock price on the day the option was exercised and the exercise price) during the six months ended June 30, 2006 was $7.9 million.

As of June 30, 2006, there was $37.7 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.69 years. The total fair value of shares vested during the three months and six months ended June 30, 2006 was $0.1 million and $9.4 million, respectively.

During the six months ended June 30, 2006, the Company granted 956,002 options to members of management at a weighted average grant date fair value of approximately $13.35 and at an exercise price of $38.52, which was equal to the price of the Company’s stock on February 24, 2006, the date that the option grants were approved by the board of directors of the Company.

The Company granted an additional 199,463 options pursuant to the January 31, 2006 acquisition of NIA (see Note B below), including 99,463 Incentive Stock Options (“ISOs”). The weighted average grant date fair value of the 100,000 options, other than ISOs, granted to NIA employees was approximately $11.01. The 99,463 ISOs were granted to three employees previously employed by NIA in exchange for outstanding NIA incentive stock options held by such individuals and were granted at exercise prices that ranged from $4.44 to $7.66 per share, which prices were determined based on the exercise price of the NIA options exchanged times the exchange ratio equal to the price of the Company’s stock at closing to the purchase price per share of NIA paid by the Company in the acquisition. The options had a weighted average grant date fair value of approximately $32.24. Stock-based compensation expense related to the ISOs for the three months and six months ended June 30, 2006 was approximately $0.3 million and $0.4 million, respectively.   The remaining 296,088 options granted to management in the six months ended June 30, 2006 were granted at exercise prices which equaled the fair market value of the Company’s Ordinary Common Stock on the respective grant dates, which included options to purchase 209,388 shares granted upon exercise of 2004 Options (defined below) pursuant to the amendments as described below.

All of the Company’s options granted during the six months ended June 30, 2006 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

Restricted Stock Awards

During the year ended December 31, 2005, the Company granted 140,636 shares of restricted stock pursuant to the 2003 MIP, 14,507 of which were vested and 126,129 of which vest ratably on each anniversary date over the four years subsequent to grant. Of these grants, 10,872 shares were cancelled pursuant to terminations of employment, resulting in a total of 115,257 outstanding unvested shares of restricted stock at December 31, 2005.

Summarized information related to the Company’s nonvested restricted stock awards for the six months ended June 30, 2006 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	115,257	$34.06
Awarded	6,750	$38.38
Vested	(25,243)	$34.57
Forfeited	(8,243)	$34.57
Outstanding, ending of period	88,521	$34.19

The 6,750 restricted stock awards granted in the six months ended June 30, 2006 vest ratably on each anniversary date over the three years subsequent to grant. As of June 30, 2006, there was $2.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.69 years.

Restricted Stock Units

During the six months ended June 30, 2006, the Company granted 116,327 restricted stock units pursuant to the 2006 MIP which vest ratably on each anniversary date over the three years subsequent to grant. As of June 30, 2006, there was $4.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.65 years.

Common Stock Warrants

On the Effective Date, Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”). Under the Plan, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011. As of June 30, 2006, 570,384 of these warrants remain outstanding. Also on the Effective Date and pursuant to the Plan, the Company entered into a warrant agreement with Aetna whereby Aetna had the option to purchase, between January 1, 2006 and January 5, 2009, 230,000 shares of Ordinary Common Stock at a purchase price of $10.48 per share. On January 30, 2006, Aetna effected a cashless exercise for all of their warrants, which resulted in 150,815 shares being issued to Aetna.

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

In connection with these amendments, the Company agreed to grant new options to option holders, other than the Senior Executives, upon exercise of their 2004 Options. The new options will be in an amount equal to the number of options exercised, will have exercise prices equal to the market price on the date of grant and will vest ratably on each anniversary date over the three years subsequent to grant. Of the remaining 816,848 shares available for future grants under the terms of the 2003 MIP as of June 30, 2006, 682,403 shares are reserved for future issuances of such options, which issuances would occur in 2006, 2007 and 2008 as the 2004 Options vest and are exercised. In the six months ended June 30, 2006, options to purchase 209,388 shares were granted pursuant to these amendments upon exercise of 2004 Options during this period.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a minimum recognition threshold and measurement methodology for tax positions taken or expected to be taken in a tax return. FIN 48 will be effective beginning January 1, 2007. The Company has not yet evaluated the impact of implementation of FIN 48 on its consolidated financial statements.

Reclassifications

Certain amounts previously reported for the three months and six months ended June 30, 2005 have been reclassified to conform to the presentation of amounts reported for the three months and six months ended June 30, 2006.

NOTE B—Acquisitions

Acquisition of National Imaging Associates

On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held radiology benefits management (“RBM”) firm headquartered in Hackensack, New Jersey, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly owned subsidiary of Magellan.

NIA manages diagnostic imaging services on a non-risk basis for its health plans to ensure that such services are clinically appropriate and cost effective. NIA has approximately 17.9 million covered lives under contract as of June 30, 2006. The Company reports the results of operations of NIA as a separate segment entitled Magellan Radiology Benefits Management (“Radiology Benefits Management”). See Note F—Business Segment Information.

The estimated fair values of NIA assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets	$10,137
Property and equipment, net	6,018
Other assets	85
Goodwill	105,649
Other identified intangible assets	13,530
Total assets acquired	135,419
Liabilities assumed:
Current liabilities	5,201
Other liabilities	488
Total liabilities assumed	5,689
Net assets acquired	$129,730

The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $13.5 million, consisting of customer contracts in the amount of $12.6 million, which is being amortized over 10 years, and developed software in the amount of $0.9 million, which is being amortized over 5 years. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired resulted in $105.6 million of non-tax deductible goodwill.

As a result of the acquisition of NIA, the Company approved an exit plan for certain NIA operations and activities. The Company’s plan to exit certain facilities of NIA resulted in assumed liabilities of $0.7 million to terminate an initial estimate of 28 employees and $0.4 million to close excess facilities, which were recorded based on EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Such assumed liabilities are reflected in “Accrued liabilities” in the condensed consolidated financial statements. Additional liabilities may be recognized in future periods as the Company completes its analysis of this acquisition. A rollforward of exit plan liabilities assumed is as follows (in thousands):

	Balance				Balance
	January 31, 2006	Additions	Payments	Adjustments (1)	June 30, 2006
Type of Cost
Employee severance and termination benefits	$684	$—	$(189)	$(41)	$454
Lease termination and other costs	392	—	(21)	—	371
	$1,076	$—	$(210)	$(41)	$825

(1)       The estimated costs of employee serverance and termination was adjusted to reflect the net retention of three employees, therefore reducing the number of employees receiving termination benefits to 25.

The results of NIA have been included in the Company’s consolidated financial statements since January 31, 2006, the date of acquisition. Had NIA’s results of operations been included in the Company’s results of operations since January 1, 2006, there would have been no material effect on the Company’s consolidated results of operations. The following unaudited supplemental pro forma information represents the Company’s consolidated results of operations as if the acquisition of NIA had occurred on January 1, 2005 and after giving effect to certain adjustments including interest income, depreciation and amortization, and stock-based compensation. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of NIA occurred on January 1, 2005 (in thousands):

	Pro Forma
	(unaudited)
	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net revenue	$474,713	$937,385
Net income	20,501	42,635
Income per common share available to common stockholders—basic:	$0.58	$1.20
Income per common share available to common stockholders—diluted:	$0.55	$1.16

Acquisition of ICORE Healthcare, LLC

On June 28, 2006, the Company entered into a definitive agreement to acquire all of the outstanding ownership interests of ICORE Healthcare LLC, (“ICORE”) a privately held specialty pharmaceutical management firm headquartered in Orlando, Florida. Under the terms of the definitive agreement, the Company will pay a base price of approximately $210 million, before giving effect to cash acquired in the transaction, and may be required to pay a potential earn-out of up to $75 million to the owners of ICORE, all of whom are members of ICORE’s management team. The base price is payable in cash of approximately $186 million and, through a reinvestment, in restricted stock of approximately $24 million, which restricted stock will vest fifty percent each on the second and third anniversaries of the date of grant, provided the individuals do not terminate their employment prior to each such anniversary. The portion of the base price paid in restricted stock will be treated as compensation expense and not as purchase price. Of the cash portion of the purchase price, $25 million will be held back by the Company for three years to cover any indemnity claims under the definitive agreement, and the remaining $161 million, as well as transaction and other related costs, will be paid at closing. The earn-out will be comprised of two parts; up to $25 million based on earnings targets, as defined, for the 18-month period ending December 31, 2007 and up to $50 million based on earnings targets, as defined, in 2008. The earn-out, if earned, is payable 33 percent in cash and 67 percent in restricted stock that will vest over two years after issuance. The earn-out will be paid to the five executives of ICORE, who will become employees of the Company.  Upon achieving the targets, the earn-out will only be paid if the individuals remain employees in good standing with the Company.  As a result of this requirement, the earn-out payments will be treated as compensation expense and not as additional purchase price.

ICORE works with health plans to manage specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. ICORE holds contracts with approximately 36 health plans with approximately 60 million covered lives under contract in commercial, Medicare and Medicaid programs at June 30, 2006. The Company will report the results of operations of ICORE as a separate segment entitled Specialty Pharmaceutical Management. All material closing conditions for the transaction involving third parties have been met, and the Company expects that the transaction will be consummated on July 31, 2006.

NOTE C—Long Term Debt and Capital Lease Obligations

Information with regard to the Company’s long-term debt and capital lease obligations at December 31, 2005 and June 30, 2006 is as follows (in thousands):

	December 31,	June 30,
	2005	2006
Credit Agreement:
Revolving Loan Facility due through 2008	$—	$—
Term Loan Facility (7.32% to 7.42% at June 30, 2006) due through 2008	62,500	50,000
4.36% to 6.00% capital lease obligations due through 2008	584	427
	63,084	50,427
Less current maturities of long-term debt and capital lease obligations	(25,194)	(25,196)
	$37,890	$25,231

NOTE D—Income per Common Share

The following tables reconcile income (numerator) and shares (denominator) used in the computations of income from continuing operations per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(restated)		(restated)
Numerator:
Income from continuing operations—basic and diluted	$20,901	$20,224	$43,981	$42,539
Denominator:
Weighted average number of common shares outstanding—basic	35,567	36,999	35,475	36,852
Common stock equivalents—stock options	1,208	1,440	1,210	1,407
Common stock equivalents—warrants	205	146	213	123
Common stock equivalents—restricted stock	—	9	1	2
Common stock equivalents—restricted stock units	—	5	—	—
Weighted average number of common shares outstanding—diluted	36,980	38,599	36,899	38,384
Income from continuing operations per common share— basic	$0.59	$0.55	$1.24	$1.15
Income from continuing operations per common share—diluted	$0.57	$0.52	$1.19	$1.11

The weighted average number of common shares outstanding for the three months and six months ended June 30, 2005 and 2006 was calculated using outstanding shares of the Company’s Ordinary Common Stock and Multi-Vote Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months and six months ended June 30, 2005 and 2006 represent stock options to purchase shares of the Company’s Ordinary Common Stock, restricted stock awards and restricted stock units, and shares of Ordinary Common Stock related to certain warrants issued on the Effective Date.

NOTE E—Commitments and Contingencies

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. As part of this program of insurance, the Company is self-insured for a portion of its general, professional and managed care liability risks.

The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2006 to June 17, 2007. The general liability policies are written on an “occurrence” basis, subject to a $0.1 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.1 million per claim un-aggregated self-insured retention for professional liability. The Company is responsible for claims within its self-insured retentions, including portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization.

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

NOTE F—Business Segment Information

The Company is engaged in the specialty healthcare management services business. It currently provides managed behavioral healthcare services, and radiology benefits management, and will provide specialty pharmaceutical management as a result of its pending acquisition of ICORE.

The Company provides services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company’s business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare.   The Company’s Managed Behavioral Healthcare business is composed of three of the Company’s segments, each as described further below. This line of business generally reflects the Company’s coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Managed Behavioral Healthcare business is managed based on the services provided and/or the customers  served, through the following three segments:

Health Plan.   The Managed Behavioral Healthcare Health Plan segment (“Health Plan”) generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. Health Plan’s contracts encompass both risk-based and administrative services only (“ASO”) contracts for commercial, Medicaid and Medicare members of the health plan. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In Health Plan, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company.

Employer.   The Managed Behavioral Healthcare Employer segment (“Employer”) generally reflects the provision of employee assistance program (“EAP”) services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. Employer managed behavioral healthcare services are primarily ASO products.

Public Sector.   The Managed Behavioral Healthcare Public Sector segment (“Public Sector”) generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass both risk-based and ASO contracts.

Radiology Benefits Mangagement.   The Company’s Radiology Benefits Management segment generally reflects the management of diagnostic imaging services on a non-risk basis for health plans to ensure that such services are clinically appropriate and cost effective.

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

				Corporate
	Health		Public	and
	Plan	Employer	Sector	Other	Consolidated
Three Months Ended June 30, 2005
Net revenue	$233,494	$31,741	$199,309	$—	$464,544
Cost of care	132,142	7,786	176,993	—	316,921
Direct service costs	42,296	16,430	7,614	—	66,340
Other operating expenses	—	—	—	23,861	23,861
Equity in earnings of unconsolidated subsidiaries	(1,503)	—	—	—	(1,503)
Segment profit (loss)	$60,559	$7,525	$14,702	$(23,861)	$58,925

				Radiology	Corporate
	Health		Public	Benefits	and
	Plan	Employer	Sector	Management	Other	Consolidated
Three Months Ended June 30, 2006
Net revenue	$159,381	$32,057	$195,066	$12,429	$—	$398,933
Cost of care	89,899	6,911	165,896	—	—	262,706
Direct service costs	25,516	17,427	8,918	10,130	—	61,991
Other operating expenses	—	—	—	—	24,113	24,113
Segment profit (loss)	$43,966	$7,719	$20,252	$2,299	$(24,113)	$50,123

				Corporate
	Health		Public	and
	Plan	Employer	Sector	Other	Consolidated
Six Months Ended June 30, 2005
Net revenue	$458,396	$63,401	$395,501	$—	$917,298
Cost of care	253,870	15,646	351,613	—	621,129
Direct service costs	81,878	32,135	15,201	—	129,214
Other operating expenses	—	—	—	49,708	49,708
Equity in earnings of unconsolidated subsidiaries	(2,952)	—	—	—	(2,952)
Segment profit (loss)	$125,600	$15,620	$28,687	$(49,708)	$120,199

				Radiology	Corporate
	Health		Public	Benefits	and
	Plan	Employer	Sector	Management	Other	Consolidated
Six Months Ended June 30, 2006
Net revenue	$317,168	$65,237	$396,965	$20,159	$—	$799,529
Cost of care	176,175	15,066	341,300	—	—	532,541
Direct service costs	51,849	34,122	16,980	16,381	—	119,332
Other operating expenses	—	—	—	—	48,740	48,740
Equity in earnings of unconsolidated subsidiaries	(390)	—	—	—		(390)
Segment profit (loss)	$89,534	$16,049	$38,685	$3,778	$(48,740)	$99,306

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Segment Profit	$58,925	$50,123	$120,199	$99,306
Depreciation and amortization	(13,573)	(11,333)	(24,791)	(21,990)
Interest expense	(8,611)	(1,721)	(17,250)	(3,690)
Interest income	3,899	4,921	6,932	9,138
Stock compensation expense	(4,419)	(6,594)	(8,169)	(12,094)
Gain on sale of assets	—	403	—	5,148
Income from continuing operations before income taxes and minority interest	$36,221	$35,799	$76,921	$75,818

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

•       the Company’s inability to integrate acquisitions, including National Imaging Associates and ICORE Healthcare LLC (each as discussed below), in a timely and effective manner;

•       changes in business practices of the industry, including the possibility that certain of the Company’s managed care customers could seek to provide managed healthcare services directly to their subscribers, instead of contracting with the Company for such services;

•       the impact of changes in the contracting model for Medicaid contracts, including certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives;

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

Overview

The Company is engaged in the specialty healthcare management services business. Through fiscal 2005, the Company predominantly operated in the managed behavioral healthcare business. During fiscal 2006, the Company has expanded into radiology benefits management as a result of its acquisition of National Imaging Associates, Inc. (“NIA”), as discussed further below. Also, the Company’s planned acquisition of ICORE Healthcare, LLC (“ICORE”) will result in its entry into specialty pharmaceutical management, as discussed further below.

Managed Behavioral Healthcare

The Company, directly and through its subsidiaries, coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs (“EAPs”) where the Company provides short-term outpatient counseling and (iv) products that combine features of some or all of the Company’s risk-based, ASO or EAP products. At June 30, 2006, the Company managed the behavioral healthcare of approximately 42.5 million individuals.

The following table sets forth the approximate number of managed behavioral healthcare covered lives as of June 30, 2005 and 2006. The table also shows revenue for the three months and six months ended June 30, 2005 and 2006, for the types of managed behavioral healthcare programs offered by the Company:

Programs

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Three Months Ended June 30, 2005
Risk-Based products	14.2	24.3%	$385.4	83.0%
EAP products	13.3	22.8%	27.9	6.0%
ASO products	30.9	52.9%	51.2	11.0%
Total	58.4	100.0%	$464.5	100.0%

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Three Months Ended June 30, 2006
Risk-Based products	9.1	21.4%	$323.0	83.6%
EAP products	13.6	32.0%	26.9	6.9%
ASO products	19.8	46.6%	36.6	9.5%
Total	42.5	100.0%	$386.5	100.0%

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Six Months Ended June 30, 2005
Risk-Based products	14.2	24.3%	$760.2	82.9%
EAP products	13.3	22.8%	55.4	6.0%
ASO products	30.9	52.9%	101.7	11.1%
Total	58.4	100.0%	$917.3	100.0%

	Covered Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Six Months Ended June 30, 2006
Risk-Based products	9.1	21.4%	$648.1	83.1%
EAP products	13.6	32.0%	54.5	7.0%
ASO products	19.8	46.6%	76.8	9.9%
Total	42.5	100.0%	$779.4	100.0%

Acquisition of National Imaging Associates

On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held radiology benefits management (“RBM”) firm headquartered in Hackensack, New Jersey, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly owned subsidiary of Magellan.

NIA manages diagnostic imaging services for health plans to ensure that such services are clinically appropriate and cost effective. Currently, all of NIA’s management services are on a non-risk, ASO basis. The Company believes that NIA is the largest RBM manager in the country with approximately 17.9 million covered lives under contract as of June 30, 2006. The Company reports the results of operations of NIA as a separate segment entitled Radiology Benefits Management.

Acquisition of ICORE Healthcare, LLC

On June 28, 2006, the Company entered into a definitive agreement to acquire all of the outstanding ownership interests of ICORE, a privately held specialty pharmaceutical management firm headquartered in Orlando, Florida. Under the terms of the definitive agreement, the Company will pay a base price of approximately $210 million, before giving effect to cash acquired in the transaction, and may be required to pay a potential earn-out of up to $75 million to the owners of ICORE, all of whom are members of ICORE’s management team. The base price is payable in cash of approximately $186 million and, through a reinvestment, in restricted stock of approximately $24 million, which restricted stock will vest fifty percent each on the second and third anniversaries of the date of grant, provided the individuals do not terminate their employment prior to each such anniversary. The portion of the base price paid in restricted stock will be treated as compensation expense and not as purchase price. Of the cash portion of the purchase price, $25 million will be held back by the Company for three years to cover any indemnity claims under the definitive agreement, and the remaining $161 million, as well as transaction and other related costs, will be paid at closing. The earn-out will be comprised of two parts; up to $25 million based on earnings targets, as defined, for the 18-month period ending December 31, 2007 and up to $50 million based on earnings targets, as defined, in 2008. The earn-out, if earned, is payable 33 percent in cash and 67 percent in restricted stock that will vest over two years after issuance. The earn-out will be paid to the five executives of ICORE, who will become employees of the Company. Upon achieving the targets, the earn-out will only be paid if the individuals remain employees in good standing with the Company.  As a result of this requirement, the earn-out payments will be treated as compensation expense and not as additional purchase price.

ICORE works with health plans to manage specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. ICORE holds contracts with approximately 36 health plans with approximately 60 million covered lives under contract in commercial, Medicare and Medicaid programs at June 30, 2006. The Company will report the results of operations of ICORE as a separate segment entitled Specialty Pharmaceutical Management. All material closing conditions for the transaction involving third parties have been met, and the Company expects that the transaction will be consummated on July 31, 2006.

Business Segments

Health Plan.   The Managed Behavioral Healthcare Health Plan segment (“Health Plan”) generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. Health Plan’s contracts encompass both risk-based and ASO contracts for commercial, Medicaid and Medicare members of the health plan. Although certain health plans provide their own managed behavioral healthcare services, many health plans “carve out” behavioral healthcare from their general healthcare services and subcontract such services to managed behavioral healthcare companies such as the Company. In Health Plan, the Company’s members are the beneficiaries of the health plan (the employees and dependents of the customer of the health plan), for which the behavioral healthcare services have been carved out to the Company. Health Plan managed the behavioral health benefits of approximately 26.8 million covered lives as of June 30, 2006.

Employer.   The Managed Behavioral Healthcare Employer segment (“Employer”) generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. Employer managed behavioral healthcare services are primarily ASO products. Employer provided these services for approximately 13.8 million covered lives as of June 30, 2006.

Public Sector.   The Managed Behavioral Healthcare Public Sector segment (“Public Sector”) generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass both risk-based and ASO contracts. Public Sector provided these services for approximately 1.9 million covered lives as of June 30, 2006.

Radiology Benefits Mangagement.   The Company’s Radiology Benefits Management segment generally reflects the management of diagnostic imaging services on a non-risk basis for health plans to ensure that such services are clinically appropriate and cost effective. The Company’s Radiology Benefits Management segment managed the benefits of approximately 17.9 million covered lives as of June 30, 2006.

Corporate and Other.   This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

The Company’s contracts with the State of Tennessee’s TennCare program (“TennCare”) and with subsidiaries of WellPoint, Inc. (“WellPoint”), each generated revenues that exceeded, in the aggregate, ten percent of consolidated net revenues for each of the three months and six months ended June 30, 2005 and 2006. The Company also has a significant concentration of business from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare, both through contracts held by the Company’s wholly owned subsidiary Tennessee Behavioral Health, Inc. (“TBH”) and through a contract held by Premier Behavioral Health Systems of Tennessee, LLC (“Premier”), a joint venture in which the Company owned a fifty percent interest. In addition, the Company contracts with Premier to provide certain services to the joint venture. The Company consolidates the results of operations of Premier, including revenue and cost of care, in the Company’s consolidated statements of income. On April 11, 2006, the Company purchased the other fifty percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company. TennCare has divided its program into three regions, and the Company’s TennCare contracts, which extend through June 30, 2007, currently encompass all of the TennCare membership for all three regions. The Company recorded revenue of $113.6 million and $226.7 million during the three months and six months ended June 30, 2005, respectively, and $101.8 million and $210.3 million during the three months and six months ended June 30, 2006, respectively, from its TennCare contracts.

On April 7, 2006, TennCare issued a Request for Proposals (“RFP”) for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. The RFP states that the start date of any such contract awarded pursuant to the RFP is expected to be April 1, 2007. Because the Company’s contracts with TennCare can be terminated by TennCare prior to June 30, 2007, the contract for the Middle region would be terminated by TennCare should an implementation occur prior to June 30, 2007 of any contract awarded pursuant to the RFP. On July 26, 2006, TennCare announced the two winning bidders to the RFP process.  The Company had not partnered with either of these bidders. For the three months and six months ended June 30, 2006, revenue derived from TennCare enrollees residing in the Middle region amounted to $36.8 million and $77.2 million, respectively.

Total revenue from the Company’s contracts with WellPoint approximated $54.6 million and $104.4 million during the three months and six months ended June 30, 2005, respectively, and approximated $50.4 million and $98.4 million during the three months and six months ended June 30, 2006, respectively. Included in the revenue amount for the three months and six months ended June 30, 2006 is revenue of $3.8 million and $6.2 million from contracts that NIA has with WellPoint. The majority of the Company’s managed behavioral healthcare contracts with WellPoint have terms that extend through December 31, 2007.

The Company derives a significant portion of its revenue from contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $54.0 million and $105.5 million in the three months and six months ended June 30, 2005, respectively and $61.9 million and $124.0 million in the three months and six months ended June 30, 2006, respectively.

The Company recorded net revenue from Aetna, Inc. (“Aetna”) of $60.7 million and $122.6 million for the three months and six months ended June 30, 2005, respectively, which represented in excess of ten percent of the consolidated revenues of the Company for such periods. The Company’s contract with Aetna terminated on December 31, 2005. During the three months and six months ended June 30, 2006, the Company recognized $0.8 million and $5.4 million of revenue related to the performance of one-time, transitional activities associated with the contract termination.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s finances that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Except as noted below, the Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2006.

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term ranging from three to four years. Prior to the adoption of SFAS

123R, the Company recorded stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company estimates the fair value of stock options using the Black-Scholes-Merton option pricing model that employs the following key assumptions: Expected volatility is based on the annualized daily historical volatility of the Company’s stock price, over the expected life of the option. Management determined that volatility based on actively traded equities of companies that are similar to the Company is a better indicator of expected volatility and future stock price trends than historical Company volatility, due to the lack of sufficient history of the Company subsequent to the Company’s emergence from bankruptcy. Expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

SFAS 123R also requires the Company to recognize compensation expense for only the portion of options, restricted stock or restricted stock units that are expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company’s estimated forfeiture rate for the six months ended June 30, 2006 is four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of such an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Goodwill

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill of $290.2 million at December 31, 2005 was allocated entirely to the Health Plan segment. At June 30, 2006, approximately $105.6 million of goodwill was allocated to the Radiology Benefits Management segment, and the remaining $261.2 million was allocated to the Health Plan segment.

Factors Affecting Comparability

As a result of the Company’s January 31, 2006 acquisition of NIA, the Company’s results of operations for the three months and six months ended June 30, 2005 are not comparable to the three months and six months ended June 30, 2006.

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

				Corporate
	Health		Public	and
	Plan	Employer	Sector	Other	Consolidated
Three Months Ended June 30, 2005
Net revenue	$233,494	$31,741	$199,309	$—	$464,544
Cost of care	132,142	7,786	176,993	—	316,921
Direct service costs	42,296	16,430	7,614	—	66,340
Other operating expenses	—	—	—	23,861	23,861
Equity in earnings of unconsolidated subsidiaries	(1,503)	—	—	—	(1,503)
Segment profit (loss)	$60,559	$7,525	$14,702	$(23,861)	$58,925

				Radiology	Corporate
	Health		Public	Benefits	and
	Plan	Employer	Sector	Management	Other	Consolidated
Three Months Ended June 30, 2006
Net revenue	$159,381	$32,057	$195,066	$12,429	$—	$398,933
Cost of care	89,899	6,911	165,896	—	—	262,706
Direct service costs	25,516	17,427	8,918	10,130	—	61,991
Other operating expenses	—	—	—	—	24,113	24,113
Segment profit (loss)	$43,966	$7,719	$20,252	$2,299	$(24,113)	$50,123

				Corporate
	Health		Public	and
	Plan	Employer	Sector	Other	Consolidated
Six Months Ended June 30, 2005
Net revenue	$458,396	$63,401	$395,501	$—	$917,298
Cost of care	253,870	15,646	351,613	—	621,129
Direct service costs	81,878	32,135	15,201	—	129,214
Other operating expenses	—	—	—	49,708	49,708
Equity in earnings of unconsolidated subsidiaries	(2,952)	—	—	—	(2,952)
Segment profit (loss)	$125,600	$15,620	$28,687	$(49,708)	$120,199

				Radiology	Corporate
	Health		Public	Benefits	and
	Plan	Employer	Sector	Management	Other	Consolidated
Six Months Ended June 30, 2006
Net revenue	$317,168	$65,237	$396,965	$20,159	$—	$799,529
Cost of care	176,175	15,066	341,300	—	—	532,541
Direct service costs	51,849	34,122	16,980	16,381	—	119,332
Other operating expenses	—	—	—	—	48,740	48,740
Equity in earnings of unconsolidated subsidiaries	(390)	—	—		—	(390)
Segment profit (loss)	$89,534	$16,049	$38,685	$3,778	$(48,740)	$99,306

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Segment Profit	$58,925	$50,123	$120,199	$99,306
Depreciation and amortization	(13,573)	(11,333)	(24,791)	(21,990)
Interest expense	(8,611)	(1,721)	(17,250)	(3,690)
Interest income	3,899	4,921	6,932	9,138
Stock compensation expense	(4,419)	(6,594)	(8,169)	(12,094)
Gain on sale of assets	—	403	—	5,148
Income from continuing operations before income taxes and minority interest	$36,221	$35,799	$76,921	$75,818

Quarter ended June 30, 2006 (“Current Year Quarter”), compared to the quarter ended June 30, 2005 (“Prior Year Quarter”)

Health Plan

Net Revenue

Net revenue related to Health Plan decreased by 31.7 percent or $74.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $86.8 million and other net unfavorable decreases of $0.2 million, which decreases were partially offset by increased membership from existing contracts of $5.0 million, new business of $7.1 million, and revenue in the Current Year Quarter of $0.8 million related to one-time transitional activities associated with the termination of the Aetna contract.

Cost of Care

Cost of care decreased by 32.0 percent or $42.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $53.4 million, favorable prior period medical claims development recorded in the Current Year Quarter of $4.8 million, and unfavorable prior period medical claims development recorded in the Prior Year Quarter of $4.8 million, which decreases were partially offset by care trends, change in mix of products and other net variances of $9.3 million, new risk business of $6.8 million, increased membership from existing customers of $2.9 million, and unfavorable care development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.8 million. Cost of care decreased as a percentage of risk revenue to 70.2 percent in the Current Year Quarter from 70.7 percent in the Prior Year Quarter, mainly due to care trends and changes in business mix resulting primarily from the terminated contracts. For further discussion of Health Plan care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs decreased by 39.7 percent or $16.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is primarily due to terminated contracts and cost-cutting and operating efficiency efforts by the Company. Direct service costs decreased as a percentage of revenue from 18.1 percent in the Prior Year Quarter to 16.0 percent for the Current Year Quarter, mainly due to the cost-cutting and operating efficiency efforts of the Company.

Equity in Earnings of Unconsolidated Subsidiaries

The Company recorded approximately $1.5 million of equity in earnings of unconsolidated subsidiaries in the Prior Year Quarter. The Company sold its equity interest in Royal Health Care, LLC (“Royal”) effective February 6, 2006.

Employer

Net Revenue

Net revenue related to Employer increased by 1.0 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to increased membership from existing customers of $1.2 million, revenue from new customers of $0.4 million, and other net favorable increases of $1.1 million, which increases were partially offset by terminated contracts of $2.4 million.

Cost of Care

Cost of care decreased by 11.2 percent or $0.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is mainly due to favorable prior period medical claims development recorded in the Current Year Quarter of $0.7 million and favorable care trends and other net variances of $0.2 million. Cost of care decreased as a percentage of risk revenue from 27.8 percent in the Prior Year Quarter to 24.7 percent in the Current Year Quarter, mainly due to favorable prior period medical claims development recorded in the Current Year Quarter.

Direct Service Costs

Direct service costs increased by 6.1 percent or $1.0 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to expense related to services and support required for Hurricane Katrina victims and related activities in the Current Year Quarter, which also caused direct service costs to increase as a percentage of revenue from 51.8 percent for the Prior Year Quarter to 54.4 percent in the Current Year Quarter.

Public Sector

Net Revenue

Net revenue related to Public Sector decreased by 2.1 percent or $4.2 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to net membership decreases of $10.5 million (mainly related to TennCare disenrollment that occurred in late fiscal 2005), contract changes of $1.7 million, and terminated contracts of $0.9 million, which decreases were partially offset by favorable rate changes of $7.7 million and other net increases of $1.2 million.

Cost of Care

Cost of care decreased by 6.3 percent or $11.1 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to decreases in membership of $9.8 million, contract changes of $4.3 million, terminated contracts of $0.8 million, and care trends and other net variances of $0.5 million, which decreases were partially offset by care associated with rate changes for contracts that have minimum cost of care requirements of $4.3 million. Cost of care decreased as a percentage of risk revenue from 89.2 percent in the Prior Year Quarter to 85.6 percent in the Current Year Quarter mainly due to contract changes and rate increases in excess of care trend.

Direct Service Costs

Direct service costs increased by 17.1 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs was primarily due to costs associated with the TennCare pharmaceutical pilot contract and inflationary cost increases. As a percentage of revenue, direct service costs increased from 3.8 percent in the Prior Year Quarter to 4.6 percent in the Current Year Quarter primarily due to the costs associated with the TennCare pilot contract (which does not generate revenue).

Radiology Benefits Management

Net Revenue

Net revenue related to the Radiology Benefits Management segment was $12.4 million for the Current Year Quarter. As discussed above, the acquisition of NIA closed on January 31, 2006 and thus the Prior Year Quarter does not include any operating results for this segment of the Company.

Direct Service Costs

Direct service costs were $10.1 million for the Current Year Quarter. As a percentage of revenue, direct service costs were 81.5 percent.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other segment increased by 1.1 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter. The increase resulted primarily from corporate costs related to NIA and inflationary increases, partially offset by efficiency improvements and other net variances. As a percentage of total net revenue, other operating expenses increased from 5.1 percent for the Prior Year Quarter to 6.0 percent for the Current Year Quarter primarily due to the reduction in revenue from lost business.

Depreciation and Amortization

Depreciation and amortization expense decreased by 16.5 percent or $2.2 million from the Prior Year Quarter to the Current Year Quarter, primarily due to certain assets becoming fully depreciated prior to the Current Year Quarter and intangible assets related to the Aetna contract being fully amortized at December 31, 2005.

Interest Expense

Interest expense decreased by 80.0 percent or $6.9 million from the Prior Year Quarter to the Current Year Quarter, mainly due to the redemption of the Senior Notes and the Aetna Notes in the fourth quarter of 2005.

Interest Income

Interest income increased by $1.0 million from the Prior Year Quarter to the Current Year Quarter, mainly due to an increase in yields on investments.

Other Items

The Company recorded approximately $4.4 million and $6.6 million of stock compensation expense in the Prior Year Quarter and Current Year Quarter, respectively, related to common stock and stock options granted to management. The increase is due primarily to the adoption of SFAS 123R effective January 1, 2006. See discussion of stock compensation expense in “Outlook—Results of Operations” below.

A gain on the disposition of assets of $0.4 million was recognized in the Current Year Quarter as a result of additional consideration received related to the disposition of Aetna assets.

Income Taxes

The Company’s effective income tax rate was 42.3 percent in the Prior Year Quarter (restated) and 43.5 percent in the Current Year Quarter. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), subsequent (post-bankruptcy) utilization by the Company of deferred tax assets including NOLs, which existed at January 5, 2004 are accounted for as reductions to goodwill rather than income tax provision and, therefore, only benefit cash flows due to reduced tax payments. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

Discontinued Operations

The income in discontinued operations in the Prior Year Quarter is attributable to favorable settlements received in the Prior Year Quarter and changes in estimated reserves for various accrued liabilities.

Six months ended June 30, 2006 (“Current Year Period”), compared to the six months ended June 30, 2005 (“Prior Year Period”)

Health Plan

Net Revenue

Net revenue related to Health Plan decreased by 30.8 percent or $141.2 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $173.1 million, which decrease was partially offset by increased membership from existing contracts of $10.1 million, new business of $13.7 million, revenue in the Current Year Period of $5.4 million related to one-time transitional activities associated with the termination of the Aetna contract, and other net increases of $2.7 million.

Cost of Care

Cost of care decreased by 30.6 percent or $77.7 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $100.6 million, favorable prior period medical claims development recorded in the Current Year Period of $4.0 million, and unfavorable prior period medical claims development recorded in the Prior Year Period of $2.0 million, which decreases were partially offset by new risk business of $12.7 million, care trends, change in mix of products and other net increases of $7.2 million, increased membership from existing customers of $6.2 million, and unfavorable care development for the Prior Year Period which was recorded after the Prior Year Period of $2.8 million. Cost of care increased as a percentage of risk revenue to 70.0 percent in the Current Year Period from 69.4 percent in the Prior Year Period, mainly due to care trends and changes in business mix resulting primarily from the terminated contracts. For further discussion of Health Plan care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs decreased by 36.7 percent or $30.0 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is primarily due to terminated contracts and cost-cutting and operating efficiency efforts by the Company. Direct service costs decreased as a percentage of revenue from 17.9 percent in the Prior Year Period to 16.3 percent for the Current Year Period, mainly due to the cost-cutting and operating efficiency efforts of the Company.

Equity in Earnings of Unconsolidated Subsidiaries

The Company recorded approximately $3.0 million and $0.4 million of equity in earnings of unconsolidated subsidiaries in the Prior Year Period and Current Year Period, respectively. The Company sold its equity interest in Royal Health Care, LLC (“Royal”) effective February 6, 2006. Accordingly, the Current Year Period includes only one month of earnings in equity of Royal.

Employer

Net Revenue

Net revenue related to Employer increased by 2.9 percent or $1.8 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to increased membership from existing customers of $1.8 million, revenue from new customers of $0.7 million, increased revenue related to services and support required for Hurricane Katrina victims and related activities of $1.2 million, and other net favorable increases of $2.9 million, which increases were partially offset by terminated contracts of $4.8 million.

Cost of Care

Cost of care decreased by 3.7 percent or $0.6 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is mainly due to terminated contracts of $0.9 million, which decrease was partially offset by care trends and other net increases of $0.3 million. Cost of care decreased as a percentage of risk revenue from 28.0 percent in the Prior Year Period to 26.6 percent in the Current Year Period, mainly due to changes in business mix.

Direct Service Costs

Direct service costs increased by 6.2 percent or $2.0 million from the Prior Year Period to the Current Year Period. The increase is primarily due to expense related to services and support required for Hurricane Katrina victims and related activities in the Current Year Period, which also caused direct service costs to increase as a percentage of revenue from 50.7 percent for the Prior Year Period to 52.3 percent in the Current Year Period.

Public Sector

Net Revenue

Net revenue related to Public Sector increased by 0.4 percent or $1.5 million from the Prior Year Period to the Current Year Period. This increase is primarily due to retrospective adjustments mainly related to membership recorded in the Current Year Period of $9.9 million and favorable rate changes of $17.8 million, which increases were partially offset by net membership decreases of $19.9 million (mainly related to TennCare disenrollment that occurred in late fiscal 2005), contract changes of $3.5 million, terminated contracts of $1.9 million, and other net unfavorable variances of $0.9 million.

Cost of Care

Cost of care decreased by 2.9 percent or $10.3 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to care associated with decreases in membership of $18.6 million, contract changes of $13.0 million, and terminated contracts of $1.6 million, which decreases were partially offset by retrospective membership adjustments recorded in the Current Year Period of $7.6 million and care trends and other net unfavorable variances of $15.3 million (including $10.5 million of care associated with rate changes for contracts that have minimum cost of care requirements). Cost of care decreased as a percentage of risk revenue from 89.3 percent in the Prior Year Period to 86.5 percent in the Current Year Period mainly due to contract changes and rate increases in excess of care trend.

Direct Service Costs

Direct service costs increased by 11.7 percent or $1.8 million from the Prior Year Period to the Current Year Period. The increase in direct service costs was primarily due to costs associated with the TennCare pharmaceutical pilot contract and inflationary cost increases. As a percentage of revenue, direct service costs increased from 3.8 percent in the Prior Year Period to 4.3 percent in the Current Year Period, primarily due to the costs associated with the TennCare pilot contract (which does not generate revenue).

Radiology Benefits Management

Net Revenue

Net revenue related to the Radiology Benefits segment was $20.2 million for the Current Year Period. As discussed above, the acquisition of NIA closed on January 31, 2006 and thus the Current Year Period includes five months of operating results and the Prior Year Period does not include any operating results for this segment of the Company.

Direct Service Costs

Direct service costs were $16.4 million for the Current Year Period. As a percentage of revenue, direct service costs were 81.3 percent.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other segment decreased by 1.9 percent or $1.0 million from the Prior Year Period to the Current Year Period. The decrease resulted primarily from efficiency improvements and other net favorable variances which were partially offset by corporate costs related to NIA and inflationary increases. As a percentage of total net revenue, other operating expenses increased from 5.4 percent for the Prior Year Period to 6.1 percent for the Current Year Period primarily due to the reduction in revenue from lost business.

Depreciation and Amortization

Depreciation and amortization expense decreased by 11.3 percent or $2.8 million from the Prior Year Period to the Current Year Period, primarily due to certain assets becoming fully depreciated prior to the Current Year Period and intangible assets related to the Aetna contract being fully amortized at December 31, 2005.

Interest Expense

Interest expense decreased by 78.6 percent or $13.6 million from the Prior Year Period to the Current Year Period, mainly due to the redemption of the Senior Notes and the Aetna Notes in the fourth quarter of 2005.

Interest Income

Interest income increased by $2.2 million from the Prior Year Period to the Current Year Period, mainly due to an increase in yields on investments.

Other Items

The Company recorded approximately $8.2 million and $12.1 million of stock compensation expense in the Prior Year Period and Current Year Period, respectively, related to common stock and stock options granted to management. The increase is due primarily to the adoption of SFAS 123R effective January 1, 2006. See discussion of stock compensation expense in “Outlook—Results of Operations” below.

A gain on the disposition of assets of $5.1 million was recognized in the Current Year Period mainly as a result of the Company’s sale of its equity interest in Royal.

Income Taxes

The Company’s effective income tax rate was 42.7 percent in the Prior Year Period (restated) and 43.9 percent in the Current Year Period. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of deferred tax assets including NOLs, which existed at January 5, 2004 are accounted for as reductions to goodwill rather than income tax provision and, therefore, only benefit cash flows due to reduced tax payments. The Prior Year Period and Current Year Period effective income tax rates differ from the federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

Discontinued Operations

The income in discontinued operations in the Prior Year Period is attributable to favorable settlements received in the Prior Year Period and changes in estimated reserves for various accrued liabilities.

Outlook—Results of Operations

The Company’s Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 2—“Forward-Looking Statements” as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company’s risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of award and implementation of new contracts; (v) enrollment changes; (vi) contract terminations; (vii) pricing adjustments upon contract renewals (and price competition in general) and (viii) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

Care Trends.   The Company expects that the Health Plan care trend factor for fiscal 2006 will be 6 to 8 percent. The Company estimates that the Public Sector care trend factor for fiscal 2006 will be 4 to 6 percent.

Stock Compensation.   On January 1, 2006, the Company adopted SFAS 123R. Under SFAS 123R, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. The Company estimates that stock compensation expense for fiscal 2006, exclusive of any expense that will result from the ICORE acquisition, will be approximately $27.0 million to $29.0 million.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the “Credit Agreement”). Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement as of June 30, 2006, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.   Net cash provided by operating activities decreased by approximately $20.4 million from the Prior Year Period to the Current Year Period, primarily due to a decrease in segment profit between periods of $20.9 million, and payments of $24.4 million in the Current Year Period associated with claims run-out for terminated contracts, with such unfavorable variances partially offset by net positive working capital changes of $24.9 million (which mainly relates to favorable timing of cash flows from Public Sector segment regulated entities).

Investing Activities.   The Company utilized $8.6 million and $8.9 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of capital expenditures for both periods related to management information systems and related equipment.

During the Current Year Period, the Company received proceeds of $22.2 million related to the sale of assets, mainly the sale of its investment in Royal. Additionally, during the Current Year Period, the Company used net cash of $120.7 million related to the acquisition of NIA.

During the Prior Year Period, the Company utilized net cash of $50.9 million for the purchase of “available-for-sale” investments and during the Current Year Period, the Company received net cash of $183.1 million from the net maturity of “available-for-sale” investments a portion of which was utilized to fund the NIA acquisition. The Company’s investments consist of U.S. government and agency securities, corporate debt securities and certificates of deposit.

During the Prior Year Period and the Current Year Period, the Company received proceeds of $7.0 million and $3.0 million, respectively, related to a previously outstanding $10.0 million note receivable.

Financing Activities.   During the Prior Year Period, the Company repaid $11.2 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $2.3 million. In addition, the Company received $12.0 million from the exercise of stock options and warrants. During the Current Year Period, the Company repaid $12.5 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $0.2 million. In addition, the Company received $7.8 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

Liquidity.   During fiscal 2006, the Company expects to fund its capital expenditures with cash from operations. The Company estimates that it will spend approximately $13 million to $23 million of additional funds in fiscal 2006 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the revolving loan facility of the Credit Agreement for its operations, capital needs or debt service in fiscal 2006. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. As discussed previously, the acquisition of ICORE is expected to close on July 31, 2006. The Company believes that it will be able to fund from cash on hand the estimated cash portion of the purchase required at closing of $161 million, as well as all transaction and other related costs.

Off-Balance Sheet Arrangements.   As of June 30, 2006, the Company has no off-balance sheet arrangements of a material significance.

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

•       make certain other payments;

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

Deferred Taxes.   The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy has created uncertainty as to the Company’s ability to realize its deferred tax assets, inclusive of NOLs. Accordingly, as of December 31, 2005 and June 30, 2006, the Company’s valuation allowances were $167.2 million and $134.6 million, respectively, covering substantially all of its deferred tax assets, net of deferred tax liabilities and other tax contingencies. As of December 31, 2005 and June 30, 2006, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net tax assets which are “more likely than not” to be realizable. The Company continues to assess its position relative to the potential future realization of the deferred tax assets for which valuation allowances have been recorded. If the Company subsequently determines that such deferred tax assets are more likely than not realizable, then the valuation allowances recorded for such deferred tax assets will be reversed. The reversal of valuation allowances for deferred tax assets that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 would be recorded as a reduction to goodwill.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a minimum recognition threshold and measurement methodology for tax positions taken or expected to be taken in a tax return. FIN 48 will be effective beginning January 1, 2007. The Company has not yet evaluated the impact of implementation of FIN 48 on its consolidated financial statements.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the Company’s investment balances, and the borrowing levels under the Credit Agreement as of June 30, 2006, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is subject to or party to certain litigation and claims relating to its operations and business practices. Except as otherwise provided under the Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”), litigation asserting claims against the Company and its subsidiaries that were parties to the chapter 11 proceedings for pre-petition obligations (the “Pre-petition Litigation”) was enjoined as of January 5, 2005 (“the Effective Date”) as a consequence of the confirmation of the Plan and may not be pursued over the objection of Magellan or such subsidiary unless relief is provided from the effect of the injunction. The Company believes that the Pre-petition Litigation claims with respect to which distributions have been provided for under the Plan constitute general unsecured claims and, to the extent allowed by the Plan, would be resolved as other general unsecured creditor claims.

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

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on May 16, 2006 in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, stockholders were asked to consider and vote upon (a) the election of two directors (“Proposal Number 1”); (b) approval of the 2006 Management Incentive Plan (“Proposal Number 2”); (c) approval of the 2006 Director Equity Compensation Plan (“Proposal Number 3”); (d) approval of the Magellan Health Services, Inc. Employee Stock Purchase Plan (“Proposal Number 4”); and (e) ratification of the appointment of Ernst & Young as the Company’s independent auditors for the fiscal year 2006 (“Proposal Number 5”).

       (1) At the meeting, the two nominees of the Board of Directors (Barry Smith and René Lerer, M.D.) were elected as directors, with terms expiring in accordance with Magellan’s certificate of incorporation upon the 2009 annual meeting of stockholders and the election and qualification of their successors. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Barry M. Smith	32,622,210	1,558,035
René Lerer, M.D.	32,955,673	1,224,572

Other directors whose terms of office continued after the annual meeting are: Steven J. Shulman, Michael P. Ressner, Saul E. Burian, Michael Diament, William J. McBride, Robert M. LeBlanc and Allen F. Wise.

Proposal Number 2 was adopted with 24,268,922 votes cast for, and 9,903,272 votes cast against; in addition there were 8,051 abstentions on Proposal Number 2. Proposal Number 3 was adopted with 23,009,886 votes cast for, and 5,693,687 votes cast against; in addition there were 7,963 abstentions and 5,468,709 “broker non-votes” on Proposal Number 3. Proposal Number 4 was adopted with 28,013,845 votes cast for, and 692,104 votes cast against; in addition there were 5,588 abstentions and 5,468,708 “broker non-votes” on Proposal Number 4. Proposal Number 5 was adopted with 34,153,374 votes cast for, and 22,194 votes cast against; in addition there were 4,677 abstentions on Proposal Number 5.

Item 5.                        Other Information.

On July 24, 2006, the Management Compensation Committee of the Board of Directors of the Company approved certain amendments to the employment agreements of three executive officers, Daniel N. Gregoire, Chief Legal Officer, Eric Reimer, Chief Strategy and Development Officer, and Michael Majerik, Chief Sales and Marketing Officer, and also of one other officer, providing that in the event of termination of any such officer’s employment by the Company “without cause” or by the employee “with good reason” within 24 months of a “change in control” of the Company, as such terms are defined in the amendments, the affected officer would be entitled to the following:

(i)    a pro-rata portion of target bonus for the year in which termination occurs, payable in a single installment immediately after termination,

(ii)   2 times the sum of (a) base salary plus (b) target bonus for such year, payable in a single cash installment immediately after termination,

(iii) immediate vesting of all stock options granted from January 4, 2004 and prior to March 10, 2005, and

(iv)  payment by the Company of the Company’s portion of the cost for continued coverage under the Company’s health, dental and vision benefit programs under COBRA for 18 months after termination of the officer’s employment if the officer elects post-employment coverage under such programs, provided the officer pays the employee portion of the cost of such coverage,

as well as all compensation to which the officer had become entitled before the date of termination of employment, including any compensation which  the officer is entitled to receive after termination of employment under any benefit program of the Company in which the officer participates.

The amendment, among other things, also provides that each such officer would be entitled to a “gross up” payment to cover any excise tax imposed in the event any portion of any such payments constitutes a “parachute payment” under Section 280G of the Internal Revenue Code (“IRC”) and extends the period of the non-competition covenant in the event of a termination of the officer “without cause” or a termination by the officer “with good reason” to the period in respect of which severance is paid to such officer as a result of the change in control.

The Management Compensation Committee also approved similar amendments to the employment agreements of certain other officers of the Company providing for similar benefits if any such officers are terminated “without cause” or terminate their employment for “good reason” within 18 months of a “change in control.” The amendments for these officers include a similar extension of their non-competition covenants as that provided for the executive officers referred to above, but do not include a “gross up” for excise taxes for “parachute payments” under IRC Section 280G.

Item 6.                        Exhibits

2.1

Agreement and Plan of Merger, dated as of June 27, 2006, among Magellan Health Services, Inc., Green Spring Health Services Inc., Magellan Sub Co. II, ICORE Healthcare LLC and Raju Mantena, as a representative of the unitholders of ICORE.

10.1	2006 Management Incentive Plan.
10.2	2006 Director Equity Compensation Plan.
10.3	2006 Employee Stock Purchase Plan.
10.4	Form of Amendment to Employment Agreement for Daniel N. Gregoire, Eric Reimer and Michael Majerik.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2006	MAGELLAN HEALTH SERVICES, INC.
(Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)