Form 10-Q
period 2006-09-30
MAGELLAN HEALTH SERVICES INC
filed 2006-10-26
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MarkOne)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of the registrant’s Ordinary Common Stock outstanding as of September 30, 2006 was 37,759,332.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	September 30,
	2005	2006
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$81,039	$128,286
Restricted cash	149,723	127,732
Accounts receivable, less allowance for doubtful accounts of $2,442 and $1,567 at December 31, 2005 and September 30, 2006, respectively	42,428	59,245
Short-term investments (restricted investments of $42,976 and $28,859 at December 31, 2005 and September 30, 2006, respectively)	236,153	38,855
Other current assets (restricted deposits of $16,498 and $19,665 at December 31, 2005 and September 30, 2006, respectively)	31,434	36,435
Total Current Assets	540,777	390,553
Property and equipment, net	102,898	96,466
Long-term investments - restricted	2,897	2,996
Investments in unconsolidated subsidiaries	15,339	—
Deferred income taxes	76,023	79,046
Other long-term assets	10,948	4,994
Goodwill	290,192	504,683
Other intangible assets, net	30,412	76,984
Total Assets	$1,069,486	$1,155,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,834	$17,256
Accrued liabilities	62,327	77,835
Medical claims payable	164,013	139,801
Other medical liabilities	45,557	30,168
Current maturities of long-term debt and capital lease obligations	25,194	25,197
Total Current Liabilities	311,925	290,257
Long-term debt and capital lease obligations	37,890	18,958
Deferred credits and other long-term liabilities	84,832	119,008
Minority interest	1,762	174
Total Liabilities	436,409	428,397
Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2005 and September 30, 2006—Issued and outstanding—36,584 shares and 37,759 shares at December 31, 2005 and September 30, 2006, respectively	366	378
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders’ Equity:
Additional paid-in capital	429,933	462,937
Retained earnings	194,904	258,679
Warrants outstanding	8,489	5,384
Accumulated other comprehensive loss	(615)	(53)
Total Stockholders’ Equity	633,077	727,325
Total Liabilities and Stockholders’ Equity	$1,069,486	$1,155,722

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(restated)		(restated)
Net revenue	$454,266	$429,487	$1,371,564	$1,229,016
Cost and expenses:
Cost of care	299,134	271,905	920,263	804,446
Cost of goods sold	—	15,212	—	15,212
Direct service costs and other operating expenses(1)	91,867	96,661	278,958	276,827
Equity in earnings of unconsolidated subsidiaries	(1,759)	—	(4,711)	(390)
Depreciation and amortization	12,161	13,096	36,952	35,086
Interest expense	8,711	1,807	25,961	5,497
Interest income	(4,995)	(4,280)	(11,927)	(13,418)
Gain on sale of assets	—	—	—	(5,148)
Special charges (benefits)	(556)	—	(556)	—
	404,563	394,401	1,244,940	1,118,112
Income from continuing operations before income taxes and minority interest	49,703	35,086	126,624	110,904
Provision for income taxes	16,828	13,890	49,696	47,169
Income from continuing operations before minority interest	32,875	21,196	76,928	63,735
Minority interest, net	(25)	(40)	47	(40)
Income from continuing operations	32,900	21,236	76,881	63,775
Income from discontinued operations(2)	696	—	1,526	—
Net income	33,596	21,236	78,407	63,775
Other comprehensive (loss) income	44	186	(428)	562
Comprehensive income	$33,640	$21,422	$77,979	$64,337
Weighted average number of common shares outstanding—basic (See Note D)	36,436	37,096	35,795	36,925
Weighted average number of common shares outstanding—diluted (See Note D)	37,605	39,023	37,200	38,569
Income per common share—basic:
Income from continuing operations	$0.90	$0.57	$2.15	$1.73
Income from discontinued operations	$0.02	$—	$0.04	$—
Net income	$0.92	$0.57	$2.19	$1.73
Income per common share—diluted:
Income from continuing operations	$0.87	$0.54	$2.07	$1.65
Income from discontinued operations	$0.02	$—	$0.04	$—
Net income	$0.89	$0.54	$2.11	$1.65

(1)          Includes stock compensation expense of $3,855, and $8,939 for the three months ended September 30, 2005 and 2006, respectively, and $12,024 and $21,033 for the nine months ended September 30, 2005 and 2006, respectively.

(2)          Net of income tax provision of $28 and $1,073 for the three months and nine months ended September 30, 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2005	2006
	(restated)
Cash flows from operating activities:
Net income	$78,407	$63,775
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of assets	—	(5,148)
Depreciation and amortization	36,952	35,086
Equity in earnings of unconsolidated subsidiaries	(4,711)	(390)
Non-cash interest expense	1,042	1,042
Non-cash stock compensation expense	12,024	21,033
Non-cash income tax expense	45,393	42,232
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(41,121)	22,241
Accounts receivable, net	(2,787)	11,125
Other assets	4,604	(384)
Accounts payable and accrued liabilities	68	(19,013)
Medical claims payable and other medical liabilities	12,804	(39,602)
Other	1,767	(39)
Net cash provided by operating activities	144,442	131,958
Cash flows from investing activities:
Capital expenditures	(14,384)	(14,999)
Proceeds from sale of assets	—	22,200
Purchase of investments	(462,011)	(29,589)
Maturity of investments	331,642	227,534
Acquisitions and investments in businesses, net of cash acquired	—	(282,806)
Proceeds from note receivable	7,000	3,000
Net cash used in investing activities	(137,753)	(74,660)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(19,266)	(18,929)
Proceeds from exercise of stock options and warrants	12,787	8,878
Net cash used in financing activities	(6,479)	(10,051)
Net increase in cash and cash equivalents	210	47,247
Cash and cash equivalents at beginning of period	45,390	81,039
Cash and cash equivalents at end of period	$45,600	$128,286

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation.

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

The quarterly impacts of the restatement adjustments for the three months and nine months ended September 30, 2005 are reflected below (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net revenue	$ —	$ —
Cost and expenses:
Cost of care	—	—
Direct service costs and other operating expenses	—	—
Equity in earnings of unconsolidated subsidiaries	—	—
Depreciation and amortization	—	—
Interest expense	—	—
Interest income	—	—
Gain on sale of assets	—	—
Special charges (benefits)	—	—
	—	—
Income from continuing operations before income taxes and minority interest	—	—
Provision for income taxes	595	1,517
Income (loss) from continuing operations before minority interest	(595)	(1,517)
Minority interest, net	—	—
Income (loss) from continuing operations	(595)	(1,517)
Income (loss) from discontinued operations, net of income taxes	(208)	(746)
Net income (loss)	(803)	(2,263)
Income (loss) available to common stockholders	$ (803)	$(2,263)
Weighted average number of common shares outstanding—basic	36,436	35,795
Weighted average number of common shares outstanding—diluted	37,605	37,200
Income per common share—basic:
Income (loss) from continuing operations	$ (0.02)	$ (0.04)
Income (loss) from discontinued operations	$ —	$ (0.02)
Net income (loss)	$ (0.02)	$ (0.06)
Income per common share—diluted:
Income (loss) from continuing operations	$ (0.02)	$ (0.04)
Income (loss) from discontinued operations	$ —	$ (0.02)
Net income (loss)	$ (0.02)	$ (0.06)

The weighted average number of common shares outstanding, both basic and diluted, are not affected by the restatement.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates.

Managed Care Revenue

Managed care revenue is recognized over the applicable coverage period on a per member basis for covered members. Managed care risk revenues approximated $405.5 million and $1,221.1 million for the three months and nine months ended September 30, 2005, respectively, and $360.9 million and $1,063.4 million for the three months and nine months ended September 30, 2006, respectively.

Performance-based Revenue

The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts included in the managed behavioral healthcare and radiology benefits management lines of business. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $2.9 million and $9.8 million for the three months and nine months ended September 30, 2005, respectively, and $3.9 million and $11.0 million for the three months and nine months ended September 30, 2006, respectively.

Significant Customers

Managed Behavioral Healthcare

The Company’s contracts with the State of Tennessee’s TennCare program (“TennCare”) and with subsidiaries of WellPoint, Inc. (“WellPoint”), each generated revenues that exceeded, in the aggregate, ten percent of managed behavioral healthcare net revenues for each of the three months and nine months ended September 30, 2005 and 2006. The Company also has a significant concentration of business from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare, through contracts held by the Company’s wholly owned subsidiaries Tennessee Behavioral Health, Inc. (“TBH”) and Premier Behavioral Health Systems of Tennessee, LLC (“Premier”). Prior to April 11, 2006 Premier was a joint venture in which the Company owned a fifty percent interest; however the Company consolidated the results of operations of Premier, the joint venture, in the Company’s consolidated statements of income. On April 11, 2006, the Company purchased the other fifty percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company. TennCare has divided its program into three regions, and the Company’s TennCare contracts, which extend through September 30, 2007, currently encompass all of the TennCare membership for all three regions. The Company recorded revenue of $108.1 million and $334.8 million during the three months and nine months ended September 30, 2005, respectively, and $101.8 million and $312.1 million during the three months and nine months ended September 30, 2006, respectively, from its TennCare contracts.

On April 7, 2006, TennCare issued a Request for Proposals (“RFP”) for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. On July 26, 2006, TennCare announced the two winning bidders to the RFP process, neither of which had partnered with the Company, and a start date of April 1, 2007 at which time the Company’s contracts with TennCare will be amended to remove the Middle region enrollees. For the three months and nine months ended September 30, 2006, revenue derived from TennCare enrollees residing in the Middle region amounted to $36.7 million and $113.9 million, respectively.

Total revenue from the Company’s contracts with WellPoint was $51.3 million and $155.7 million during the three months and nine months ended September 30, 2005, respectively, and $49.9 million and $148.3 million during the three months and nine months ended September 30, 2006, respectively. Included in the revenue amount for the three months and nine months ended September 30, 2006 is revenue of $3.2 million and $9.4 million from contracts that National Imaging Associates, Inc. (“NIA”) has with WellPoint (see Note B for discussion of the Company’s acquisition of NIA).

On September 6, 2006, the Company announced that it was notified by WellPoint of its intent to terminate its contract with the Company for the management of behavioral healthcare services for its commercial members in Indiana, Kentucky and Ohio (the “Midwest contract”), effective March 31, 2007. The Midwest contract had been set to expire on December 31, 2007; however, WellPoint notified the Company of its intent to exercise its right under the Midwest contract to terminate without cause with six months’ notice. For the nine months ended September 30, 2006, the Midwest contract generated revenue of $73.4 million. The Company has two other managed behavioral healthcare contracts with WellPoint that generated revenue of $65.5 million for the nine months ended September 30, 2006. Each of these contracts has a term expiring on December 31, 2007, neither contract has an early termination provision similar to that contained in the Midwest contract and the Company has not received notice of a change in the status of these contracts. The contracts with respect to the management of radiology benefits through the Company’s NIA subsidiary are unrelated to and unaffected by WellPoint’s decision regarding behavioral healthcare management for the Midwest contract.

The Company derives a significant portion of its revenue from contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $54.2 million and $159.7 million in the three months and nine months ended September 30, 2005, respectively, and $62.1 million and $186.1 million in the three months and nine months ended September 30, 2006, respectively.

The Company recorded net revenue from Aetna, Inc. (“Aetna”) of $61.8 million and $184.5 million for the three months and nine months ended September 30, 2005, respectively, which represented in excess of ten percent of the managed behavioral healthcare net revenues of the Company for such periods. The Company’s contract with Aetna terminated on December 31, 2005. During the three months and nine months ended September 30, 2006, the Company recognized $0.6 million and $6.0 million of revenue related to the performance of one-time, transitional activities associated with the contract termination.

Radiology Benefits Management and Specialty Pharmaceutical Management

Included in the Company’s Radiology Benefits Management line of business are three customers that each exceeds 10 percent of the net revenues for this line of business. The three customers represent 30.7 percent, 12.0 percent and 11.1 percent, respectively, of the net revenues for Radiology Benefits Management for the year to date period through September 30, 2006. The second customer discussed above has contracts with the Company for three geographical markets, and such customer has informed the Company that the contracts for two of these markets will terminate effective December 31, 2006.

Included in the Company’s Specialty Pharmaceutical Management line of business are three customers that each exceeds 10 percent of the net revenues for this line of business. The three customers represent 49.4 percent, 17.2 percent and 14.8 percent, respectively, of the net revenues for Specialty Pharmaceutical Management for the year to date period through September 30, 2006.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Included in cash and cash equivalents are excess capital and undistributed earnings for its regulated subsidiaries, which as of September 30, 2006 was $47.4 million.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed behavioral healthcare contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2005 and September 30, 2006 were as follows (in thousands):

	December 31, 2005	September 30, 2006
Restricted cash	$ 149,723	$ 127,732
Restricted short-term investments	42,976	28,859
Restricted deposits (included in other current assets)	16,498	19,665
Restricted long-term investments	2,897	2,996
Total	$ 212,094	$ 179,252

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

As of September 30, 2006, there were no unrealized losses that the Company believed to be other-than-temporary, because the Company believes it is probable that: (i) all contractual terms of each investment will be satisfied, (ii) the decline in fair value is due primarily to changes in interest rates (and not because of increased credit risk), and (iii) the Company intends and has the ability to hold each investment for a period of time sufficient to allow a market recovery. Unrealized losses related to investments greater and less than one year are not material. No realized gains or losses were recorded for the three months and nine months ended September 30, 2005 and 2006. The following is a summary of short-term and long-term investments at December 31, 2005 and September 30, 2006 (in thousands):

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$ 63,783	$—	$(158)	$ 63,625
Corporate debt securities	175,580	—	(457)	175,123
Certificates of deposit	302	—	—	302
Total investments at December 31, 2005	$ 239,665	$—	$(615)	$ 239,050

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$ 24,657	$—	$(12)	$24,645
Corporate debt securities	17,000	—	(41)	16,959
Certificates of deposit	247	—	—	247
Total investments at September 30, 2006	$ 41,904	$—	$(53)	$41,851

The maturity dates of the Company’s investments as of September 30, 2006 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due prior to October 1, 2007	$38,900	$38,855
Due October 1, 2007 to April 30, 2008	3,004	2,996
Total investments at September 30, 2006	$41,904	$41,851

Goodwill

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill has been allocated as follows (in thousands):

	December 31,	September 30,
	2005	2006
Health Plan segment (defined below)	$290,192	$254,090
Radiology Benefits Management segment (defined below)	—	105,854
Specialty Pharmaceutical Management segment (defined below)	—	144,739
Total	$290,192	$504,683

The changes in the carrying amount of Company goodwill for the nine months ended September 30, 2006 are reflected in the table below (in thousands):

Balance as of December 31, 2005	$290,192
Adjustment to goodwill as a result of the projected realization of net operating loss carryforwards subsequent to fresh-start reporting(1)	(36,102)
Adjustment to goodwill as a result of the acquisition of National Imaging Associates, Inc. (“NIA”)—See Note B	105,854
Adjustment to goodwill as a result of the acquisition of ICORE Healthcare LLC (“ICORE”)—See Note B	144,739
Balance as of September 30, 2006	$504,683

(1)          During fiscal 2006, the Company recorded tax benefits from the utilization of deferred tax assets, including net operating loss carryforwards (“NOLs”), that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. These tax benefits have been reflected as reductions of goodwill in accordance with SOP 90-7.

Intangible Assets

At December 31, 2005 and September 30, 2006, the Company had net identifiable intangible assets (primarily customer agreements and lists and provider networks) of approximately $30.4 million and $77.0 million, respectively, net of accumulated amortization of approximately $17.3 million and $25.7 million, respectively. Intangible assets are amortized over their estimated useful lives, which range from approximately three to sixteen years. Amortization expense was $3.4 million and $10.4 million for the three months and nine months ended September 30, 2005, respectively, and $3.5 million and $8.5 million for the three months and nine months ended September 30, 2006, respectively.

Cost of Care, Medical Claims Payable and Other Medical Liabilities

Cost of care is recognized in the period in which members received managed healthcare services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses. The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models. Although considerable variability is inherent in such estimates, management believes the liability for medical claims payable is adequate. Medical claims payable balances are continually monitored and reviewed. Changes in assumptions for cost of care caused by changes in actual experience could cause the estimates to change in the near term. The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of September 30, 2006; however, actual claims payments and other items may differ from established estimates.

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

Cost of Goods Sold

Cost of goods sold represents the net purchase cost of specialty pharmaceutical medicines and related medical supplies distributed to customers related to the Company’s Specialty Pharmaceutical Management segment (see Note F). Inventories of $3.7 million at September 30, 2006 consist of pharmaceutical medicines and related medical supplies, stated at lower of cost or market, and are included in other current assets within the accompanying condensed consolidated balance sheet. The Company accounts for such inventory on the first-in, first-out method.

Income Taxes

The Company’s effective income tax rate was 33.9 percent and 39.2 percent for the three months and nine months ended September 30, 2005 (restated), respectively, and 39.6 percent and 42.5 percent for the three months and nine months ended September 30, 2006, respectively. The effective rates for such periods differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

Stock Compensation

At December 31, 2005 and September 30, 2006, the Company had equity-based employee incentive plans, which are described below.

Stock Option Awards

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

The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) had been applied in measuring stock compensation expense for all awards for the three months and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005
	(restated)
Net income, as reported	$33,596	$78,407
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,626	10,901
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(5,371)	(15,622)
Pro forma net income	$31,851	$73,686
Income per common share:
Basic—as reported	$0.92	$2.19
Basic—pro forma	$0.87	$2.06
Diluted—as reported	$0.89	$2.11
Diluted—pro forma	$0.85	$1.98

On February 24, 2006, the board of directors of the Company approved three equity plans and recommended they be submitted for approval by the Company’s shareholders at the 2006 Annual Meeting of Shareholders. The board approved the 2006 Management Incentive Plan (“2006 MIP”), the 2006 Director Equity Compensation Plan (“Director Plan”) and the 2006 Employee Stock Purchase Plan (“ESPP”). All three of these plans were approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders on May 16, 2006.

The 2006 MIP, which is similar to the Company’s 2003 MIP, authorizes the issuance of equity awards covering a total of 2,750,000 shares of the Company’s common stock, no more than 300,000 shares of which may be restricted stock or restricted stock units. A restricted stock unit is a notional account representing the right to receive a share of Ordinary Common Stock (or, at the Company’s option, cash in lieu thereof) at some future date. Under the 2006 MIP, the exercisability of certain options and the vesting of certain restricted stock units is subject to certain performance targets. The Director Plan covers 120,000 shares of the Company’s common stock, no more than 15,000 of which may be restricted stock or restricted stock units, and provides for the issuance of options and restricted stock or restricted stock units to directors immediately following each annual meeting of shareholders in 2006 and 2007. The ESPP is a noncompensatory plan and covers 100,000 shares of the Company’s common stock and permits employees of the Company to purchase Common Stock at a 5 percent discount. The initial period of activity for the ESPP is August 1, 2006 through December 31, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock compensation expense for the three months and nine months ended September 30, 2006 includes stock compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock compensation expense for all awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period, which is generally the option vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock compensation expense under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and recorded stock compensation expense of $8.9 million and $21.0 million for the three months and nine months ended September 30, 2006, respectively. As stock compensation expense recognized in the condensed consolidated statements of income for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, currently estimated at four percent, as required by SFAS 123R. In the Company’s pro forma information that was required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for its forfeitures as they occurred. The impact of adopting SFAS 123R to the condensed consolidated financial statements for the three months and nine months ended September 30, 2006 was a reduction to net income of $1.8 million and $4.1 million, respectively, or a decrease of $0.05 and $0.11, respectively, on both basic and fully-diluted income per common share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In the three months and nine months ended September 30, 2006, the tax deductions related to stock compensation expense were not recognized because of the availability of NOLs, and thus there were no such financing cash flows reported.

The weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2006 was $14.20 as estimated using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

Risk-free interest rate	4.83%
Expected life	4 years
Expected volatility	29.90%
Expected dividend yield	0.00%

As part of its SFAS 123R adoption, management determined that volatility based on actively traded equities of companies that are similar to the Company is a better indicator of expected volatility and future stock price trends than the Company’s historical volatility, due to the lack of sufficient history of the Company subsequent to the Company’s emergence from bankruptcy on the Effective Date.

Summarized information related to the Company’s stock options for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term (in years)	(in thousands)
Outstanding, beginning of period	4,014,711	$18.50
Granted	1,620,484	37.10
Cancelled	(198,928)	24.57
Exercised	(481,757)	18.39
Outstanding, end of period	4,954,510	$24.35	6.97	$91,780
Vested and expected to vest at end of period	4,778,185	$24.11	0.87	$89,639
Exercisable, end of period	190,979	$32.70	8.23	$1,921

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company’s closing stock price on the last trading day of the fiscal 2006 third quarter of $42.60 and the exercise price) for all in-the-money options as of September 30, 2006. This amount changes based on the fair market value of the Company’s stock. The total pre-tax intrinsic value of options exercised (based on the difference between the Company’s closing stock price on the day the option was exercised and the exercise price) during the nine months ended September 30, 2006 was $9.9 million.

As of September 30, 2006, there was $33.0 million of total unrecognized stock compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 2.56 years. The total fair value of shares vested during the three months and nine months ended September 30, 2006 was $0 million and $9.4 million, respectively.

During the nine months ended September 30, 2006, the Company granted 956,002 options to members of management at a weighted average grant date fair value of approximately $13.35 and at an exercise price of $38.52, which was equal to the price of the Company’s stock on February 24, 2006, the date that the option grants were approved by the board of directors of the Company.

The Company granted an additional 199,463 options pursuant to the January 31, 2006 acquisition of NIA (see Note B below), including 99,463 Incentive Stock Options (“ISOs”). The weighted average grant date fair value of the 100,000 options, other than ISOs, granted to NIA employees was approximately $11.01. The 99,463 ISOs were granted to three employees previously employed by NIA in exchange for outstanding NIA incentive stock options held by such individuals and were granted at exercise prices that ranged from $4.44 to $7.66 per share, which prices were determined based on the exercise price of the NIA options exchanged times the exchange ratio equal to the price of the Company’s stock at closing to the purchase price per share of NIA paid by the Company in the acquisition. The options had a weighted average grant date fair value of approximately $32.24. Stock compensation expense related to the ISOs for the three months and nine months ended September 30, 2006 was approximately $0.3 million and $0.7 million, respectively. The remaining 465,019 options granted to management in the nine months ended September 30, 2006 were granted at exercise prices which equaled the fair market value of the Company’s Ordinary Common Stock on the respective grant dates, which included options to purchase 222,319 shares granted upon exercise of 2004 Options (defined below) pursuant to the amendments as described below.

Substantially all of the Company’s options granted during the nine months ended September 30, 2006 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

At September 30, 2006, 2,508,691 shares of the Company’s common stock remain available for future grant under the Company’s 2003 MIP and the 2006 MIP.  At September 30, 2006, 73,758 shares of the Company’s common stock remain available for future grant under the 2006 Director Plan.

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

Summarized information related to the Company’s nonvested restricted stock awards for the nine months ended September 30, 2006 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	115,257	$34.06
Awarded	550,629	$44.06
Vested	(25,493)	$34.57
Forfeited	(8,243)	$34.57
Outstanding, end of period	632,150	$42.74

On July 31, 2006, pursuant to the Company’s purchase of ICORE, the Company granted to the unitholders of ICORE, 543,879 shares of restricted stock of the Company valued at $24.0 million, which stock will vest over three years, provided that the unitholders do not earlier terminate their employment with the Company or any subsidiary of the Company. The remaining 6,750 restricted stock awards granted in the nine months ended September 30, 2006 vest ratably on each anniversary date over the three years subsequent to grant. As of September 30, 2006, there was $23.1 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.78 years

Restricted Stock Units

During the nine months ended September 30, 2006, the Company granted 121,080 restricted stock units pursuant to the 2006 MIP which vest ratably on each anniversary date over the three years subsequent to grant. As of September 30, 2006, there was $4.1 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.42 years.

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

In connection with these amendments, the Company agreed to grant new options to option holders, other than the Senior Executives, upon exercise of their 2004 Options. The new options will be in an amount equal to the number of options exercised, will have exercise prices equal to the market price on the date of grant and will vest ratably on each anniversary date over the three years subsequent to grant. In the nine months ended September 30, 2006, options to purchase 222,319 shares were granted pursuant to these amendments upon exercise of 2004 Options during this period.

Common Stock Warrants

On the Effective Date, Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”). Under the Plan, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011. As of September 30, 2006, 570,381 of these warrants remain outstanding. Also on the Effective Date and pursuant to the Plan, the Company entered into a warrant agreement with Aetna whereby Aetna had the option to purchase, between January 1, 2006 and January 5, 2009, 230,000 shares of Ordinary Common Stock at a purchase price of $10.48 per share. On January 30, 2006, Aetna effected a cashless exercise for all of their warrants, which resulted in 150,815 shares being issued to Aetna.

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

Reclassifications

Certain amounts previously reported for the three months and nine months ended September 30, 2005 have been reclassified to conform to the presentation of amounts reported for the three months and nine months ended September 30, 2006.

NOTE B—Acquisitions

Acquisition of National Imaging Associates

On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held radiology benefits management (“RBM”) firm headquartered in Hackensack, New Jersey, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly owned subsidiary of Magellan.

NIA manages diagnostic imaging services on a non-risk basis for its health plans to ensure that such services are clinically appropriate and cost effective. NIA has approximately 17.3 million covered lives under contract as of September 30, 2006. The Company reports the results of operations of NIA as a separate segment entitled Magellan Radiology Benefits Management (“Radiology Benefits Management”). See Note F—Business Segment Information.

The estimated fair values of NIA assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets	$9,927
Property and equipment, net	5,998
Other assets	85
Goodwill	105,854
Other identified intangible assets	13,530
Total assets acquired	135,394
Liabilities assumed:
Current liabilities	5,626
Total liabilities assumed	5,626
Net assets acquired	$129,768

The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $13.5 million, consisting of customer contracts in the amount of $12.6 million, which is being amortized over 10 years, and developed software in the amount of $0.9 million, which is being amortized over 5 years. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired resulted in $105.9 million of non-tax deductible goodwill.

As a result of the acquisition of NIA, the Company approved an exit plan for certain NIA operations and activities. The Company’s plan to exit certain facilities of NIA resulted in assumed liabilities of $0.7 million to terminate an initial estimate of 25 employees and $0.4 million to close excess facilities, which were recorded based on EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Such assumed liabilities are reflected in accrued liabilities in the condensed consolidated financial statements. Additional liabilities may be recognized in future periods as the Company completes its analysis of this acquisition. A rollforward of exit plan liabilities assumed is as follows (in thousands):

	Balance			Balance
	January 31, 2006	Additions	Payments	September 30, 2006
Type of Cost
Employee severance and termination benefits	$654	$—	$(311)	$343
Lease termination and other costs	362	—	(60)	302
	$1,016	$—	$(371)	$645

Acquisition of ICORE Healthcare, LLC

On July 31, 2006, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 27, 2006, among Magellan Health Services, Inc. (“Magellan”), Green Spring Health Services Inc. (a wholly-owned subsidiary of Magellan) (“Green Spring”), Magellan Sub Co. II, Inc. (a wholly-owned subsidiary of Green Spring), ICORE Healthcare LLC (“ICORE”), a Delaware limited liability company, and Raju Mantena as representative of the unitholders of ICORE, Magellan Sub Co. II, Inc. merged with and into ICORE (the “Merger”). As a result of the Merger, Magellan became the owner of all outstanding units of membership interest of ICORE, which will now operate as an indirect wholly-owned subsidiary of Magellan.

As consideration for the Merger, the Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE’s management team, (i) $161 million of cash at closing; (ii) $24 million of restricted stock of Magellan with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the “Deferred Payment”) on the third anniversary of the Closing, subject to any indemnity claims Magellan may have under the agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the “Working Capital Payments”), which is currently estimated to be $19.7 million and which is payable in installments ending 30 days after the final reconciliation of working capital is determined on the first anniversary of the closing; and (v) a potential earn-out of up to $75 million (the “Earn-Out”). The $161 million of cash paid at closing, the $25 million Deferred Payment and $19.7 of estimated Working Capital Payments were recorded as purchase price. The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period. The Deferred Payment and the remaining estimated Working Capital Payments are included in Deferred Credits and Other Long-Term Liabilities and in Accrued liabilities, respectively, on the Company’s accompanying condensed consolidated balance sheet as of September 30, 2006. The earn-out has two parts: (i) up to $25 million based on earnings for the 18 month period ending December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The earn-out, if earned, is payable 33 percent in cash and 67 percent in restricted stock of Magellan that vests over two years after issuance. Any earn-out earned will be recognized as compensation expense over the applicable reporting period.

ICORE is engaged in providing specialty pharmaceutical services to managed care organizations. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. ICORE’s specialty pharmaceutical services include (i) the distribution of specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. ICORE holds contracts with approximately 29 health plans, after consolidating health plans under common control, and 9 pharmaceutical manufacturers as of September 30, 2006.

The Company reports the results of operations of ICORE as a separate segment entitled Magellan Specialty Pharmaceutical Management (“Specialty Pharmaceutical Management”). See Note F—Business Segment Information.

The estimated fair values of ICORE assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets	$31,920
Property and equipment, net	752
Other assets	31
Goodwill	144,739
Other identified intangible assets	41,500
Total assets acquired	218,942
Liabilities assumed:
Current liabilities	12,238
Total liabilities assumed	12,238
Net assets acquired	$206,704

The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $41.5 million, consisting of customer contracts which are being amortized over 3 to 10 years. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired resulted in $144.7 million of tax deductible goodwill. The Company’s tax provision will not be impacted by the tax deductible goodwill from the ICORE transaction.

Pro Forma Financial Information

The following unaudited supplemental pro forma information represents the Company’s consolidated results of operations for the three and nine months ended September 30, 2005 as if the acquisitions of NIA and ICORE had occurred on January 1, 2005 and for the three and nine months ended September 30, 2006 as if the acquisition of ICORE had occurred on January 1, 2006, in all cases after giving effect to certain adjustments including interest income, depreciation and amortization, and stock compensation expense. The results of NIA have been included in the Company’s consolidated financial statements since January 31, 2006, the date of acquisition. Had NIA’s results of operations been included in the Company’s results of operations since January 1, 2006, there would have been no material effect on the Company’s consolidated results of operations.

Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of NIA and ICORE occurred on January 1, 2005 and 2006 (in thousands):

	Pro Forma
	(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenue	$479,202	$438,936	$1,440,103	$1,296,053
Net income	33,221	21,097	77,294	63,721
Income per common share—basic:	$0.91	$0.57	$2.16	$1.72
Income per common share—diluted:	$0.88	$0.54	$2.08	$1.64

NOTE C—Long Term Debt and Capital Lease Obligations

Information with regard to the Company’s long-term debt and capital lease obligations at December 31, 2005 and September 30, 2006 is as follows (in thousands):

	December 31,	September 30,
	2005	2006
Credit Agreement:
Revolving Loan Facility due through 2008	$—	$—
Term Loan Facility (7.17% at September 30, 2006) due through 2008	62,500	43,750
4.36% to 6.00% capital lease obligations due through 2008	584	405
	63,084	44,155
Less current maturities of long-term debt and capital lease obligations	(25,194)	(25,197)
	$37,890	$18,958

NOTE D—Income per Common Share

The following tables reconcile income (numerator) and shares (denominator) used in the computations of income from continuing operations per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(restated)		(restated)
Numerator:
Income from continuing operations—basic and diluted	$32,900	$21,236	$76,881	$63,775
Denominator:
Weighted average number of common shares outstanding—basic	36,436	37,096	35,795	36,925
Common stock equivalents—stock options	912	1,672	1,170	1,480
Common stock equivalents—warrants	247	186	229	146
Common stock equivalents—restricted stock	10	47	6	8
Common stock equivalents—restricted stock units	—	22	—	10
Weighted average number of common shares outstanding—diluted	37,605	39,023	37,200	38,569
Income from continuing operations per common share— basic	$0.90	$0.57	$2.15	$1.73
Income from continuing operations per common share—diluted	$0.87	$0.54	$2.07	$1.65

The weighted average number of common shares outstanding for the three months and nine months ended September 30, 2005 and 2006 was calculated using outstanding shares of the Company’s Ordinary Common Stock and Multi-Vote Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2005 and 2006 represent stock options to purchase shares of the Company’s Ordinary Common Stock, restricted stock awards and restricted stock units, and shares of Ordinary Common Stock related to certain warrants issued on the Effective Date.

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

NOTE F—Business Segment Information

The Company is engaged in the specialty healthcare management services business. It currently provides managed behavioral healthcare services, radiology benefits management, and specialty pharmaceutical management as a result of its acquisition of ICORE.

The Company provides services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company’s business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

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

Radiology Benefits Mangagement.   The Radiology Benefits Management segment generally reflects the management of diagnostic imaging services on a non-risk basis for health plans to ensure that such services are clinically appropriate and cost effective.

Specialty Pharmaceutical Management.   The Specialty Pharmaceutical Management segment generally reflects the management and distribution of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases, under contracts in commercial, Medicare and Medicaid programs.

Corporate and Other.   This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

The accounting policies of these segments are the same as those described in Note A—“General—Summary of Significant Accounting Policies.” The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

				Corporate
	Health		Public	and
	Plan	Employer	Sector	Other	Consolidated
Three Months Ended September 30, 2005
Net revenue	$228,849	$31,437	$193,980	$—	$454,266
Cost of care	(128,674)	(7,477)	(162,983)	—	(299,134)
Direct service costs	(39,747)	(15,727)	(7,074)	—	(62,548)
Other operating expenses	—	—	—	(29,319)	(29,319)
Stock compensation expense(1)	130	21	83	3,621	3,855
Equity in earnings of unconsolidated subsidiaries	1,759	—	—	—	1,759
Segment profit (loss)	$62,317	$8,254	$24,006	$(25,698)	$68,879

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Three Months Ended September 30, 2006
Net revenue	$164,479	$32,079	$201,586	$10,648	$20,695	$—	$429,487
Cost of care	(95,404)	(6,875)	(169,626)	—	—	—	(271,905)
Cost of goods sold	—	—	—	—	(15,212)	—	(15,212)
Direct service costs	(25,754)	(16,605)	(8,928)	(9,845)	(2,631)	—	(63,763)
Other operating expenses	—	—	—	—	—	(32,898)	(32,898)
Stock compensation expense(1)	391	94	242	353	1,308	6,551	8,939
Segment profit (loss)	$43,712	$8,693	$23,274	$1,156	$4,160	$(26,347)	$54,648

				Corporate
	Health		Public	and
	Plan	Employer	Sector	Other	Consolidated
Nine Months Ended September 30, 2005
Net revenue	$687,244	$94,839	$589,481	$—	$1,371,564
Cost of care	(382,545)	(23,122)	(514,596)	—	(920,263)
Direct service costs	(121,898)	(47,908)	(22,452)	—	(192,258)
Other operating expenses	—	—	—	(86,700)	(86,700)
Stock compensation expense(1)	405	66	259	11,294	12,024
Equity in earnings of unconsolidated subsidiaries	4,711	—	—	—	4,711
Segment profit (loss)	$187,917	$23,875	$52,692	$(75,406)	$189,078

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Nine Months Ended September 30, 2006
Net revenue	$481,648	$97,316	$598,551	$30,806	$20,695	$—	$1,229,016
Cost of care	(271,577)	(21,942)	(510,927)	—	—	—	(804,446)
Cost of goods sold	—	—	—	—	(15,212)	—	(15,212)
Direct service costs	(78,169)	(50,879)	(26,269)	(26,760)	(2,631)	—	(184,708)
Other operating expenses	—	—	—	—	—	(92,119)	(92,119)
Stock compensation expense(1)	957	246	603	887	1,308	17,032	21,033
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	—	390
Segment profit (loss)	$133,249	$24,741	$61,958	$4,933	$4,160	$(75,087)	$153,954

(1)          Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Segment profit	$68,879	$54,648	$189,078	$153,954
Stock compensation expense	(3,855)	(8,939)	(12,024)	(21,033)
Depreciation and amortization	(12,161)	(13,096)	(36,952)	(35,086)
Interest expense	(8,711)	(1,807)	(25,961)	(5,497)
Interest income	4,995	4,280	11,927	13,418
Gain on sale of assets	—	—	—	5,148
Special (charges) benefits	556	—	556	—
Income from continuing operations before income taxes and minority interest	$49,703	$35,086	$126,624	$110,904

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

•       the Company’s inability to integrate acquisitions, including National Imaging Associates (“NIA”) and ICORE Healthcare LLC (“ICORE”) (each as discussed below), in a timely and effective manner;

•       changes in business practices of the industry, including the possibility that certain of the Company’s managed care customers could seek to provide managed healthcare services directly to their subscribers, instead of contracting with the Company for such services, particularly managed behavioral healthcare customers that have already done so with a portion of their membership, including WellPoint, Inc. (which is discussed further below);

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

Overview

The Company is engaged in the specialty healthcare management services business. Through fiscal 2005, the Company predominantly operated in the managed behavioral healthcare business. During fiscal 2006, the Company has expanded into radiology benefits management and specialty pharmaceutical management as a result of its acquisitions of NIA and ICORE, respectively, as discussed further below.

Managed Behavioral Healthcare

The Company, directly and through its subsidiaries, coordinates and manages the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management but does not assume responsibility for the cost of the treatment services, (iii) employee assistance programs (“EAPs”) where the Company provides short-term outpatient counseling and (iv) products that combine features of some or all of the Company’s risk-based, ASO or EAP products. At September 30, 2006, the Company managed the behavioral healthcare of approximately 43.0 million individuals.

The following table sets forth the approximate number of managed behavioral healthcare covered lives as of September 30, 2005 and 2006. The table also shows revenue for the three months and nine months ended September 30, 2005 and 2006, for the types of managed behavioral healthcare programs offered by the Company:

Programs

	Covered
	Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Three Months Ended September 30, 2005
Risk-Based products	14.1	25.5%	$378.1	83.2%
EAP products	13.5	24.5%	27.4	6.0%
ASO products	27.6	50.0%	48.8	10.8%
Total	55.2	100.0%	$454.3	100.0%

	Covered
	Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Three Months Ended September 30, 2006
Risk-Based products	9.4	21.9%	$334.1	83.9%
EAP products	13.7	31.9%	26.7	6.7%
ASO products	19.9	46.2%	37.3	9.4%
Total	43.0	100.0%	$398.1	100.0%

	Covered
	Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Nine Months Ended September 30, 2005
Risk-Based products	14.1	25.5%	$1,138.2	83.0%
EAP products	13.5	24.5%	82.9	6.0%
ASO products	27.6	50.0%	150.5	11.0%
Total	55.2	100.0%	$1,371.6	100.0%

	Covered
	Lives	Percent	Revenue	Percent
	(in millions, except percentages)
Nine Months Ended September 30, 2006
Risk-Based products	9.4	21.9%	$982.2	83.4%
EAP products	13.7	31.9%	81.2	6.9%
ASO products	19.9	46.2%	114.1	9.7%
Total	43.0	100.0%	$1,177.5	100.0%

Acquisition of National Imaging Associates

On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held radiology benefits management (“RBM”) firm headquartered in Hackensack, New Jersey, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly owned subsidiary of Magellan.

NIA manages diagnostic imaging services for health plans to ensure that such services are clinically appropriate and cost effective. Currently, all of NIA’s management services are on a non-risk, ASO basis. The Company believes that NIA is the largest RBM manager in the country with approximately 17.3 million covered lives under contract as of September 30, 2006. The Company reports the results of operations of NIA as a separate segment entitled Radiology Benefits Management.

Acquisition of ICORE Healthcare, LLC

On July 31, 2006, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 27, 2006, among Magellan Health Services, Inc. (“Magellan”), Green Spring Health Services Inc. (a wholly-owned subsidiary of Magellan) (“Green Spring”), Magellan Sub Co. II, Inc. (a wholly-owned subsidiary of Green Spring), ICORE Healthcare LLC (“ICORE”), a Delaware limited liability company, and Raju Mantena as representative of the unitholders of ICORE, Magellan Sub Co. II, Inc. merged with and into ICORE (the “Merger”). As a result of the Merger, Magellan became the owner of all outstanding units of membership interest of ICORE, which will now operate as an indirect wholly-owned subsidiary of Magellan.

As consideration for the Merger, the Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE’s management team, (i) $161 million of cash at closing; (ii) $24 million of restricted stock of Magellan with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the “Deferred Payment”) on the third anniversary of the Closing, subject to any indemnity claims Magellan may have under the agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the “Working Capital Payments”), which is currently estimated to be $19.7 million and which is payable in installments ending 30 days after the final reconciliation of working capital is determined on the first anniversary of the closing; and (v) a potential earn-out of up to $75 million (the “Earn-Out”).  The $161 million of cash paid at closing, the $25 million Deferred Payment and $19.7 of estimated Working Capital Payments were recorded as purchase price.  The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period.  The Deferred Payment and the remaining estimated Working Capital Payments are included in Deferred Credits and Other Long-Term Liabilities and in Accrued liabilities, respectively, on the Company’s accompanying condensed consolidated balance sheet as of September 30, 2006. The earn-out has two parts: (i) up to $25 million based on earnings for the 18 month period ending December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The earn-out, if earned, is payable 33 percent in cash and 67 percent in restricted stock of Magellan that vests over two years after issuance. Any earn-out earned will be recognized as compensation expense over the applicable reporting period.

ICORE is engaged in providing specialty pharmaceutical services to managed care organizations. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. ICORE’s specialty pharmaceutical services include (i) the distribution of specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. ICORE holds contracts with approximately 29 health plans, after consolidating health plans under common control, and 9 pharmaceutical manufacturers as of September 30, 2006

The Company reports the results of operations of ICORE as a separate segment entitled Specialty Pharmaceutical Management.

Business Segments

Health Plan.   The Managed Behavioral Healthcare Health Plan segment (“Health Plan”) generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. Health Plan’s contracts encompass both risk-based and ASO contracts for commercial, Medicaid and Medicare members of the health plan. Health Plan managed the behavioral health benefits of approximately 27.1 million covered lives as of September 30, 2006.

Employer.   The Managed Behavioral Healthcare Employer segment (“Employer”) generally reflects the provision of EAP services, managed behavioral healthcare services and integrated products under contracts with employers, including corporations and governmental agencies, and labor unions. Employer managed behavioral healthcare services are primarily ASO products. Employer provided these services for approximately 13.9 million covered lives as of September 30, 2006.

Public Sector.   The Managed Behavioral Healthcare Public Sector segment (“Public Sector”) generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass both risk-based and ASO contracts. Public Sector provided these services for approximately 2.0 million covered lives as of September 30, 2006.

Radiology Benefits Mangagement.   The Radiology Benefits Management segment generally reflects the management of diagnostic imaging services on a non-risk basis for health plans to ensure that such services are clinically appropriate and cost effective. The Company’s Radiology Benefits Management segment managed the benefits of approximately 17.3 million covered lives as of September 30, 2006.

Specialty Pharmaceutical Management.   The Specialty Pharmaceutical Management segment generally reflects the management and distribution of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases, under contracts with health plans in commercial, Medicare and Medicaid programs. The Company’s Specialty Pharmaceutical Management segment had contracts with 29 health plans, after consolidating health plans under common control, and 9 pharmaceutical manufacturers as of September 30, 2006

Corporate and Other.   This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

Managed Behavioral Healthcare

The Company’s contracts with the State of Tennessee’s TennCare program (“TennCare”) and with subsidiaries of WellPoint, each generated revenues that exceeded, in the aggregate, ten percent of managed behavioral healthcare net revenues for each of the three months and nine months ended September 30, 2005 and 2006. The Company also has a significant concentration of business from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare, through contracts held by the Company’s wholly owned subsidiaries Tennessee Behavioral Health, Inc. (“TBH”) and Premier Behavioral Health Systems of Tennessee, LLC (“Premier”). Prior to April 11, 2006 Premier was a joint venture in which the Company owned a fifty percent interest; however the Company consolidated the results of operations of Premier, the joint venture, in the Company’s consolidated statements of income. On April 11, 2006, the Company purchased the other fifty percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company. TennCare has divided its program into three regions, and the Company’s TennCare contracts, which extend through September 30, 2007, currently encompass all of the TennCare membership for all three regions. The Company recorded revenue of $108.1 million and $334.8 million during the three months and nine months ended September 30, 2005, respectively, and $101.8 million and $312.1 million during the three months and nine months ended September 30, 2006, respectively, from its TennCare contracts.

On April 7, 2006, TennCare issued a Request for Proposals (“RFP”) for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. On July 26, 2006, TennCare announced the two winning bidders to the RFP process, neither of which had partnered with the Company, and a start date of April 1, 2007 at which time the Company’s contracts with TennCare will be amended to remove the Middle region enrollees. For the three months and nine months ended September 30, 2006, revenue derived from TennCare enrollees residing in the Middle region amounted to $36.7 million and $113.9 million, respectively.

Total revenue from the Company’s contracts with WellPoint was $51.3 million and $155.7 million during the three months and nine months ended September 30, 2005, respectively, and $49.9 million and $148.3 million during the three months and nine months ended September 30, 2006, respectively. Included in the revenue amount for the three months and nine months ended September 30, 2006 is revenue of $3.2 million and $9.4 million from contracts that NIA has with WellPoint.

On September 6, 2006, the Company announced that it was notified by WellPoint of its intent to terminate its contract with the Company for the management of behavioral healthcare services for its commercial members in Indiana, Kentucky and Ohio (the “Midwest contract”), effective March 31, 2007. The Midwest contract had been set to expire on December 31, 2007; however, WellPoint notified the Company of its intent to exercise its right under the Midwest contract to terminate without cause with six months’ notice. For the nine months ended September 30, 2006, the Midwest contract generated revenue of $73.4 million. The Company has two other managed behavioral healthcare contracts with WellPoint that generated revenue of $65.5 million for the nine months ended September 30, 2006. Each of these contracts has a term expiring on December 31, 2007, neither contract has an early termination provision similar to that contained in the Midwest contract and the Company has not received notice of a change in the status of these contracts. The contracts with respect to the management of radiology benefits through the Company’s NIA subsidiary are unrelated to and unaffected by WellPoint’s decision regarding behavioral healthcare management for the Midwest contract.

The Company derives a significant portion of its revenue from contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $54.2 million and $159.7 million in the three months and nine months ended September 30, 2005, respectively, and $62.1 million and $186.1 million in the three months and nine months ended September 30, 2006, respectively.

The Company recorded net revenue from Aetna, Inc. (“Aetna”) of $61.8 million and $184.5 million for the three months and nine months ended September 30, 2005, respectively, which represented in excess of ten percent of the managed behavioral healthcare net revenues of the Company for such periods. The Company’s contract with Aetna terminated on December 31, 2005. During the three months and nine months ended September 30, 2006, the Company recognized $0.6 million and $6.0 million of revenue related to the performance of one-time, transitional activities associated with the contract termination.

Radiology Benefits Management and Specialty Pharmaceutical Management

Included in the Company’s Radiology Benefits Management line of business are three customers that each exceeds 10 percent of the net revenues for this line of business. The three customers represent 30.7 percent, 12.0 percent and 11.1 percent, respectively, of the net revenues for Radiology Benefits Management for the year to date period through September 30, 2006. The second customer discussed above has contracts with the Company for three geographical markets, and such customer has informed the Company that the contracts for two of these markets will terminate effective December 31, 2006.

Included in the Company’s Specialty Pharmaceutical Management line of business are three customers that each exceeds 10 percent of the net revenues for this line of business. The three customers represent 49.4 percent, 17.2 percent and 14.8 percent, respectively, of the net revenues for Specialty Pharmaceutical Management for the year to date period through September 30, 2006.

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

Stock Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock compensation expense for the nine months ended September 30, 2006 includes stock compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock compensation expense for all awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes stock compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock compensation expense under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

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

SFAS 123R also requires the Company to recognize stock compensation expense for only the portion of options, restricted stock or restricted stock units that are expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company’s estimated forfeiture rate for the nine months ended September 30, 2006 is four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to stock compensation expense may be required in future periods. If vesting of such an award is conditioned upon the achievement of performance goals, stock compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Goodwill

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill has been allocated as follows (in thousands):

	December 31,	September 30,
	2005	2006
Health Plan segment (defined above)	$290,192	$254,090
Radiology Benefits Management segment (defined above)	—	105,854
Specialty Pharmaceutical Management segment (defined above)	—	144,739
Total	$290,192	$504,683

Factors Affecting Comparability

As a result of the Company’s January 31, 2006 acquisition of NIA and July 31, 2006 acquisition of ICORE, the Company’s results of operations for the three months and nine months ended September 30, 2005 are not comparable to the three months and nine months ended September 30, 2006.

Results of Operations

The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

				Corporate
	Health		Public	and
	Plan	Employer	Sector	Other	Consolidated
Three Months Ended September 30, 2005
Net revenue	$228,849	$31,437	$193,980	$—	$454,266
Cost of care	(128,674)	(7,477)	(162,983)	—	(299,134)
Direct service costs	(39,747)	(15,727)	(7,074)	—	(62,548)
Other operating expenses	—	—	—	(29,319)	(29,319)
Stock compensation expense(1)	130	21	83	3,621	3,855
Equity in earnings of unconsolidated subsidiaries	1,759	—	—	—	1,759
Segment profit (loss)	$62,317	$8,254	$24,006	$(25,698)	$68,879

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Three Months Ended September 30, 2006
Net revenue	$164,479	$32,079	$201,586	$10,648	$20,695	$—	$429,487
Cost of care	(95,404)	(6,875)	(169,626)	—	—	—	(271,905)
Cost of goods sold	—	—	—	—	(15,212)	—	(15,212)
Direct service costs	(25,754)	(16,605)	(8,928)	(9,845)	(2,631)	—	(63,763)
Other operating expenses	—	—	—	—	—	(32,898)	(32,898)
Stock compensation expense(1)	391	94	242	353	1,308	6,551	8,939
Segment profit (loss)	$43,712	$8,693	$23,274	$1,156	$4,160	$(26,347)	$54,648

				Corporate
	Health		Public	and
	Plan	Employer	Sector	Other	Consolidated
Nine Months Ended September 30, 2005
Net revenue	$687,244	$94,839	$589,481	$—	$1,371,564
Cost of care	(382,545)	(23,122)	(514,596)	—	(920,263)
Direct service costs	(121,898)	(47,908)	(22,452)	—	(192,258)
Other operating expenses	—	—	—	(86,700)	(86,700)
Stock compensation expense(1)	405	66	259	11,294	12,024
Equity in earnings of unconsolidated subsidiaries	4,711	—	—	—	4,711
Segment profit (loss)	$187,917	$23,875	$52,692	$(75,406)	$189,078

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Nine Months Ended September 30, 2006
Net revenue	$481,648	$97,316	$598,551	$30,806	$20,695	$—	$1,229,016
Cost of care	(271,577)	(21,942)	(510,927)	—	—	—	(804,446)
Cost of goods sold	—	—	—	—	(15,212)	—	(15,212)
Direct service costs	(78,169)	(50,879)	(26,269)	(26,760)	(2,631)	—	(184,708)
Other operating expenses	—	—	—	—	—	(92,119)	(92,119)
Stock compensation expense(1)	957	246	603	887	1,308	17,032	21,033
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	—	390
Segment profit (loss)	$133,249	$24,741	$61,958	$4,933	$4,160	$(75,087)	$153,954

(1)          Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Segment profit	$68,879	$54,648	$189,078	$153,954
Stock compensation expense	(3,855)	(8,939)	(12,024)	(21,033)
Depreciation and amortization	(12,161)	(13,096)	(36,952)	(35,086)
Interest expense	(8,711)	(1,807)	(25,961)	(5,497)
Interest income	4,995	4,280	11,927	13,418
Gain on sale of assets	—	—	—	5,148
Special (charges) benefits	556	—	556	—
Income from continuing operations before income taxes and minority interest	$49,703	$35,086	$126,624	$110,904

Quarter ended September 30, 2006 (“Current Year Quarter”), compared to the quarter ended September 30, 2005 (“Prior Year Quarter”)

Health Plan

Net Revenue

Net revenue related to Health Plan decreased by 28.1 percent or $64.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $83.2 million and other net unfavorable decreases of $1.4 million, which decreases were partially offset by new business of $12.3 million, increased membership from existing contracts of $7.1 million and other net increases of $0.8 million.

Cost of Care

Cost of care decreased by 25.9 percent or $33.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $50.7 million, favorable care development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $4.1 million, and unfavorable prior period medical claims development recorded in the Prior Year Quarter of $3.1 million, which decreases were partially offset by new risk business of $10.7 million, care trends, change in mix of products and other net variances of $8.3 million, increased membership from existing customers of $4.3 million and unfavorable prior period medical claims development recorded in the Current Year Quarter of $1.3 million. Cost of care increased as a percentage of risk revenue to 71.8 percent in the Current Year Quarter from 69.6 percent in the Prior Year Quarter, mainly due to care trends and changes in business mix resulting primarily from terminated contracts. For further discussion of Health Plan care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs decreased by 35.2 percent or $14.0 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is primarily due to terminated contracts and cost-cutting and operating efficiency efforts by the Company. Direct service costs decreased as a percentage of revenue from 17.4 percent in the Prior Year Quarter to 15.7 percent for the Current Year Quarter, mainly due to the cost-cutting and operating efficiency efforts of the Company.

Equity in Earnings of Unconsolidated Subsidiaries

The Company recorded approximately $1.8 million of equity in earnings of unconsolidated subsidiaries in the Prior Year Quarter, which consisted entirely of earnings of Royal Health Care, LLC (“Royal”). The Company sold its equity interest in Royal effective February 6, 2006.

Employer

Net Revenue

Net revenue related to Employer increased by 2.0 percent or $0.6 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to revenue from new customers of $1.1 million, increased membership from existing customers of $0.6 million, and other net increases of $1.5 million, which increases were partially offset by terminated contracts of $2.6 million.

Cost of Care

Cost of care decreased by 8.1 percent or $0.6 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is mainly due to favorable prior period medical claims development recorded in the Current Year Quarter of $0.4 million and terminated contracts of $0.5 million, which decreases were partially offset by care trends and other net variances of $0.3 million. Cost of care decreased as a percentage of risk revenue from 27.1 percent in the Prior Year Quarter to 24.6 percent in the Current Year Quarter, mainly due to favorable prior period medical claims development recorded in the Current Year Quarter.

Direct Service Costs

Direct service costs increased by 5.6 percent or $0.9 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to expense related to services and support required for Hurricane Katrina victims and related activities in the Current Year Quarter, which also caused direct service costs to increase as a percentage of revenue from 50.0 percent for the Prior Year Quarter to 51.8 percent in the Current Year Quarter.

Public Sector

Net Revenue

Net revenue related to Public Sector increased by 3.9 percent or $7.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to favorable rate changes of $7.2 million and new business of $6.0 million, partially offset by contract changes of $3.2 million, terminated contracts of $0.9 million, and other net decreases of $1.5 million, mainly due to membership decreases.

Cost of Care

Cost of care increased by 4.1 percent or $6.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to care associated with a Prior Year Quarter change in estimate related to a potential contractual liability of $9.8 million, care associated with favorable rate changes for contracts that have minimum cost of care requirements of $5.4 million, new business of $5.1 million, and care trends and other net variances of $0.9 million, which increases were partially offset by a reduction in care requirements associated with contract changes of $7.8 million, favorable prior period medical claims development recorded in the Current Year Quarter of $2.8 million, terminated contracts of $0.8 million, and membership decreases of $3.2 million. Cost of care increased as a percentage of risk revenue from 84.5 percent in the Prior Year Quarter to 84.8 percent in the Current Year Quarter mainly due to contract changes.

Direct Service Costs

Direct service costs increased by 26.2 percent or $1.9 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs was primarily due to costs associated with new business opportunities. As a percentage of revenue, direct service costs increased from 3.6 percent in the Prior Year Quarter to 4.4 percent in the Current Year Quarter primarily due to a ramp-up of costs required to support new business opportunities.

Radiology Benefits Management

Net Revenue

Net revenue related to the Radiology Benefits Management segment was $10.6 million for the Current Year Quarter. As discussed above, the acquisition of NIA closed on January 31, 2006 and thus the Prior Year Quarter does not include any operating results for this segment of the Company.

Direct Service Costs

Direct service costs were $9.8 million for the Current Year Quarter. As a percentage of revenue, direct service costs were 92.5 percent.

Specialty Pharmaceutical Management

Net Revenue

Net revenue related to the Specialty Pharmaceutical Management segment was $20.7 million for the Current Year Quarter. As discussed above, the acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Quarter does not include any operating results for this segment of the Company.

Cost of Goods Sold

Cost of goods sold were $15.2 million for the Current Year Quarter. As a percentage of the revenue derived from the distribution of specialty drugs, cost of goods sold were 88.1 percent.

Direct Service Costs

Direct service costs were $2.6 million for the Current Year Quarter. As a percentage of net revenue, direct service costs were 12.7 percent.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other segment increased by 12.2 percent or $3.6 million from the Prior Year Quarter to the Current Year Quarter. The increase resulted primarily from higher stock compensation expense of $2.9 million, corporate costs related to NIA and inflationary increases, with such increases being partially offset by efficiency improvements and terminated contracts. The increase in stock compensation expense is due primarily to the adoption of SFAS 123R effective January 1, 2006. See discussion of stock compensation expense in “Outlook—Results of Operations” below. As a percentage of total net revenue, other operating expenses increased from 6.5 percent for the Prior Year Quarter to 7.7 percent for the Current Year Quarter primarily due to the reduction in revenue from lost business and the impact of higher stock compensation expense.

Depreciation and Amortization

Depreciation and amortization expense increased by 7.7 percent or $0.9 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions since the prior year period, inclusive of assets related to the acquisitions of NIA and ICORE.

Interest Expense

Interest expense decreased by 79.3 percent or $6.9 million from the Prior Year Quarter to the Current Year Quarter, mainly due to the redemption of the Senior Notes and the Aetna Notes in the fourth quarter of 2005.

Interest Income

Interest income decreased by $0.7 million from the Prior Year Quarter to the Current Year Quarter, mainly due to a decrease in investments due to cash utilized in the redemption of the Senior Notes and in the acquisitions of NIA and ICORE, partially offset by cash provided by operating activities and an increase in yields on investments.

Other Items

The Company recorded special benefits of $0.6 million in the Prior Year Quarter relating to the reversal of previously recorded lease run-out costs for which a buyout was negotiated in the Prior Year Quarter.

Income Taxes

The Company’s effective income tax rate was 33.9 percent in the Prior Year Quarter (restated) and 39.6 percent in the Current Year Quarter. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), subsequent (post-bankruptcy) utilization by the Company of deferred tax assets including NOLs, which existed at January 5, 2004 are accounted for as reductions to goodwill rather than income tax provision and, therefore, only benefit cash flows due to reduced tax payments. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income. The effective income tax rate will vary between periods mainly due to the impact of permanent differences in each period.

Discontinued Operations

The income in discontinued operations in the Prior Year Quarter is attributable to the reduction in estimates of certain reserves.

Nine months ended September 30, 2006 (“Current Year Period”), compared to the nine months ended September 30, 2005 (“Prior Year Period”)

Health Plan

Net Revenue

Net revenue related to Health Plan decreased by 29.9 percent or $205.6 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $256.3 million, which decrease was partially offset by new business of $26.0 million, increased membership from existing contracts of $17.2 million, revenue in the Current Year Period of $6.0 million related to one-time transitional activities associated with the termination of the Aetna contract and other net increases of $1.5 million.

Cost of Care

Cost of care decreased by 29.0 percent or $111.0 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $151.3 million, favorable care development for the Prior Year Period which was recorded after the Prior Year Period of $4.3 million, favorable prior period medical claims development recorded in the Current Year Period of $4.1 million and unfavorable prior period medical claims development recorded in the Prior Year Period of $1.9 million, which decreases were partially offset by new risk business of $23.4 million, care trends, change in mix of products and other net increases of $16.7 million and increased membership from existing customers of $10.5 million. Cost of care increased as a percentage of risk revenue to 70.7 percent in the Current Year Period from 69.4 percent in the Prior Year Period, mainly due to care trends and changes in business mix resulting primarily from terminated contracts. For further discussion of Health Plan care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs decreased by 35.9 percent or $43.7 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is primarily due to terminated contracts and cost-cutting and operating efficiency efforts by the Company. Direct service costs decreased as a percentage of revenue from 17.7 percent in the Prior Year Period to 16.2 percent for the Current Year Period, mainly due to the cost-cutting and operating efficiency efforts of the Company.

Equity in Earnings of Unconsolidated Subsidiaries

The Company recorded approximately $4.7 million and $0.4 million of equity in earnings of unconsolidated subsidiaries in the Prior Year Period and Current Year Period, respectively, which consisted entirely of earnings of Royal Health Care LLC (“Royal”). The Company sold its equity interest in Royal effective February 6, 2006, accordingly, the Current Year Period includes only one month of earnings in equity of Royal.

Employer

Net Revenue

Net revenue related to Employer increased by 2.6 percent or $2.5 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to increased membership from existing customers of $2.4 million, revenue from new customers of $1.7 million, increased revenue related to services and support required for Hurricane Katrina victims and related activities of $1.5 million and other net favorable increases of $4.3 million, which increases were partially offset by terminated contracts of $7.4 million.

Cost of Care

Cost of care decreased by 5.1 percent or $1.2 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is mainly due to terminated contracts of $1.4 million and favorable prior period medical claims development recorded in the Current Year Period of $0.7 million, which decrease was partially offset by care trends and other net increases of $0.9 million. Cost of care decreased as a percentage of risk revenue from 27.7 percent in the Prior Year Period to 25.9 percent in the Current Year Period, mainly due to changes in business mix.

Direct Service Costs

Direct service costs increased by 6.2 percent or $3.0 million from the Prior Year Period to the Current Year Period. The increase is primarily due to expense related to services and support required for Hurricane Katrina victims and related activities in the Current Year Period, which also caused direct service costs to increase as a percentage of revenue from 50.5 percent for the Prior Year Period to 52.3 percent in the Current Year Period.

Public Sector

Net Revenue

Net revenue related to Public Sector increased by 1.5 percent or $9.1 million from the Prior Year Period to the Current Year Period. This increase is primarily due to favorable rate changes of $25.0 million, retrospective adjustments mainly related to membership recorded in the Current Year Period of $11.9 million, and new business of $6.0 million, which increases were partially offset by net membership decreases of $23.4 million (mainly related to TennCare disenrollment that occurred in late fiscal 2005), contract changes of $6.7 million, terminated contracts of $2.8 million, and other unfavorable changes of $0.9 million.

Cost of Care

Cost of care decreased by 0.7 percent or $3.7 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to a reduction in care requirements associated with contract changes of $20.8 million, decreases in membership of $21.8 million, terminated contracts of $2.4 million, and favorable prior period medical claims development recorded in the Current Year Period of $1.1 million, which decreases were partially offset by care associated with favorable rate changes for contracts that have minimum cost of care requirements of $15.9 million, retrospective membership adjustments recorded in the Current Year Period of $7.6 million, new business of $5.1 million, care associated with a Prior Year Period change in estimate related to a potential contratual liability of $2.8 million, and care trends and other net variances of $11.0 million. Cost of care decreased as a percentage of risk revenue from 87.7 percent in the Prior Year Period to 85.9 percent in the Current Year Period mainly due to contract changes and rate increases in excess of the care trend.

Direct Service Costs

Direct service costs increased by 17.0 percent or $3.8 million from the Prior Year Period to the Current Year Period. The increase in direct service costs was primarily due to costs associated with new business opportunities. As a percentage of revenue, direct service costs increased from 3.8 percent in the Prior Year Period to 4.4 percent in the Current Year Period, primarily due to a ramp-up of costs required to support new business opportunities.

Radiology Benefits Management

Net Revenue

Net revenue related to the Radiology Benefits segment was $30.8 million for the Current Year Period. As discussed above, the acquisition of NIA closed on January 31, 2006 and thus the Current Year Period includes eight months of operating results and the Prior Year Period does not include any operating results for this segment of the Company.

Direct Service Costs

Direct service costs were $26.8 million for the Current Year Period. As a percentage of revenue, direct service costs were 86.9 percent.

Specialty Pharmaceutical Management

Net Revenue

Net revenue related to the Specialty Pharmaceutical Management segment was $20.7 million for the Current Year Period. As discussed above, the acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Period does not include any operating results for this segment of the Company.

Cost of Goods Sold

Cost of goods sold were $15.2 million for the Current Year Period. As a percentage of the revenue derived from the distribution of specialty drugs, cost of goods sold were 88.1 percent.

Direct Service Costs

Direct service costs were $2.6 million for the Current Year Period. As a percentage of net revenue, direct service costs were 12.7 percent.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other segment increased by 6.2 percent or $5.4 million from the Prior Year Period to the Current Year Period. The increase resulted primarily from higher stock compensation expense of $5.7 million, corporate costs related to NIA and inflationary increases, with such increases being partially offset by efficiency improvements and terminated contracts. The increase in stock compensation expense is due primarily to the adoption of SFAS 123R effective January 1, 2006. As a percentage of total net revenue, other operating expenses increased from 6.3 percent for the Prior Year Period to 7.5 percent for the Current Year Period primarily due to the reduction in revenue from lost business, and the impact of higher stock compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by 5.1 percent or $1.9 million from the Prior Year Period to the Current Year Period, primarily due to certain assets becoming fully depreciated prior to the Current Year Period and intangible assets related to the Aetna contract being fully amortized at December 31, 2005, which decreases were partially offset by asset additions since the prior year period, inclusive of assets related to the acquisitions of NIA and ICORE.

Interest Expense

Interest expense decreased by 78.8 percent or $20.5 million from the Prior Year Period to the Current Year Period, mainly due to the redemption of the Senior Notes and the Aetna Notes in the fourth quarter of 2005.

Interest Income

Interest income increased by $1.5 million from the Prior Year Period to the Current Year Period, mainly due to an increase in yields on investments and an increase in cash provided by operating activities, partially offset by a decrease in investments due to cash utilized in the redemption of Senior Notes and in the acquisitions of NIA and ICORE.

Other Items

The Company recorded special benefits of $0.6 million in the Prior Year Period relating to the reversal of previously recorded lease run-out costs for which a buyout was negotiated in the Prior Year Period.

A gain on the disposition of assets of $5.1 million was recognized in the Current Year Period mainly as a result of the Company’s sale of its equity interest in Royal.

Income Taxes

The Company’s effective income tax rate was 39.2 percent in the Prior Year Period (restated) and 42.5 percent in the Current Year Period. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of deferred tax assets including NOLs, which existed at January 5, 2004 are accounted for as reductions to goodwill rather than income tax provision and, therefore, only benefit cash flows due to reduced tax payments. The Prior Year Period and Current Year Period effective income tax rates differ from the federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income. The effective income tax rate will vary between periods mainly due to the impact of permanent differences in each period.

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

Stock compensation expense.   On January 1, 2006, the Company adopted SFAS 123R. Under SFAS 123R, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. The Company estimates that stock compensation expense for fiscal 2006 will be approximately $30.0 million to $32.0 million.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the “Credit Agreement”). Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement as of September 30, 2006, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.   Net cash provided by operating activities decreased by approximately $12.5 million from the Prior Year Period to the Current Year Period, primarily due to a decrease in segment profit between periods of $35.1 million, and payments of $26.3 million in the Current Year Period associated with claims run-out for terminated contracts, with such unfavorable variances partially offset by net positive working capital changes of $33.8 million (which mainly relates to favorable timing of cash flows from Public Sector segment regulated entities), and lower interest payments of $15.1 million in the Current Year Period.

Investing Activities.   The Company utilized $14.4 million and $15.0 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of capital expenditures for both periods related to management information systems and related equipment.

During the Current Year Period, the Company received proceeds of $22.2 million related to the sale of assets, mainly for the sale of its investment in Royal. Additionally, during the Current Year Period, the Company used net cash of $120.8 million related to the acquisition of NIA and $162.0 million related to the acquisition of ICORE.

During the Prior Year Period, the Company utilized net cash of $130.4 million for the purchase of “available-for-sale” investments and during the Current Year Period, the Company received net cash of $197.9 million from the net maturity of “available-for-sale” investments, a portion of which was utilized to fund the NIA and ICORE acquisitions. The Company’s investments consist of U.S. government and agency securities, corporate debt securities and certificates of deposit.

During the Prior Year Period and the Current Year Period, the Company received proceeds of $7.0 million and $3.0 million, respectively, related to a previously outstanding $10.0 million note receivable, which was fully paid in June 2006

Financing Activities.   During the Prior Year Period, the Company repaid $16.9 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $2.4 million. In addition, the Company received $12.8 million from the exercise of stock options and warrants. During the Current Year Period, the Company repaid $18.7 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $0.2 million. In addition, the Company received $8.9 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

Liquidity.   During fiscal 2006, the Company expects to fund its capital expenditures with cash from operations. The Company estimates that it will spend approximately $6 million to $12 million of additional funds in fiscal 2006 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the revolving loan facility of the Credit Agreement for its operations, capital needs or debt service in fiscal 2006. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due.

Off-Balance Sheet Arrangements.   As of September 30, 2006, the Company has no off-balance sheet arrangements of a material significance.

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

Net Operating Loss Carryforwards.   The Company estimates that, as of December 2005, it had approximately $467 million of reportable NOLs. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. The Company’s utilization of NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 will be accounted for as reductions to goodwill rather than income tax provision and, therefore, only benefit cash flows due to reduced tax payments. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal alternative minimum tax.

Deferred Taxes.   The Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy has created uncertainty as to the Company’s ability to realize its deferred tax assets, inclusive of NOLs. Accordingly, as of December 31, 2005 and September 30, 2006, the Company’s valuation allowances were $167.2 million and $123.2 million, respectively, covering substantially all of its deferred tax assets, net of deferred tax liabilities and other tax contingencies. As of December 31, 2005 and September 30, 2006, net deferred tax assets, after reduction for valuation allowance, represent the Company’s estimate of those net tax assets which are “more likely than not” to be realizable. The Company continues to assess its position relative to the potential future realization of the deferred tax assets for which valuation allowances have been recorded. If the Company subsequently determines that such deferred tax assets are more likely than not realizable, then the valuation allowances recorded for such deferred tax assets will be reversed. The reversal of valuation allowances for deferred tax assets that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 would be recorded as a reduction to goodwill.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the Company’s investment balances, and the borrowing levels under the Credit Agreement as of September 30, 2006, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

The management and administration of the delivery of managed healthcare services entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the defendant to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

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

Item 1A.                Risk Factors.

The managed healthcare services industry and the provision of managed healthcare services are subject to extensive and evolving federal and state regulation, as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (Item 1 under “Regulation” and Item 1A under “Government Regulation”). Such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. The Company is also subject to certain state laws and regulations and federal laws as a result of the Company’s role in management of customers’ employee benefit plans.

With the Company’s acquisition of ICORE additional federal and state regulations became applicable to the Company. Various aspects of ICORE’s specialty pharmaceutical management business are governed by federal and state laws and regulations not previously applicable to the Company or which may now be applicable in different ways. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of ICORE’s business. There are, however, significant uncertainties involving the application of many of these legal requirements to ICORE. Accordingly, ICORE may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting its compliance practices, or modifying its business practices, in order to satisfy changing interpretations and regulatory policies. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which, if adopted, could adversely affect ICORE’s business.

Federal Anti-Remuneration/Fraud And Abuse Laws.

The federal healthcare Anti-Kickback Statute prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and “safe harbors,” any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, CHAMPUS or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded health care programs. The Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the U.S. Department of Health & Human Services (“DHHS”), and other administrative bodies. It also is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.

In April 2003, the OIG published “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers,” referred to as “Compliance Guidance.” The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several transactions as potential “risks,” including transactions and relationships with pharmacy benefit managers (“PBMs”), some of which are similar to transactions and/or relationships that ICORE enters into with its customers. As pharmaceutical manufacturers’ business practices evolve in compliance with the Compliance Guidelines, ICORE’s relationships with pharmaceutical manufacturers may be affected.

Federal Statutes Prohibiting False Claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistle blower suits against providers under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. A few federal district courts recently have interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the Anti-Kickback Statute under certain circumstances. The Federal False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency. While ICORE does not directly provide services to beneficiaries of federally funded health programs and, accordingly, does directly submit claims to the federal government, it does provide services to federal government contractors, such as Part D Plans, and it is possible that ICORE could become involved in a situation where false claim issues are raised based on allegations that it caused or assisted a government contractor in making a false claim.

Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, referred to as “MMA” that took effect on January 1, 2006, among other things, created a new voluntary outpatient prescription drug benefit for Medicare enrollees on an insured basis through Prescription Drug Plans, “PDPs,” and by Medicare Advantage Plans, in various regions across the United States. If the federal Centers for Medicare & Medicaid Services (“CMS”) determines that ICORE has not performed satisfactorily as a subcontractor, CMS may request a PDP or a Medicare Advantage Plan customer of ICORE to revoke its Part D activities or responsibilities under the subcontract. Among other things, PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter fraud, waste and abuse and are monitored strictly by CMS and its contracted Medicare Drug Integrity Contractors (“MEDICs”) to ensure that Part D program funds are not spent inappropriately. The practices that are subject to regulation under these provisions are evolving and future applications or interpretations of these provisions could affect ICORE’s operations.

FDA Regulation.

The U.S. Food and Drug Administration, the “FDA,” generally has authority to regulate drug promotional materials that are disseminated “by or on behalf of” a drug manufacturer. ICORE’s business includes the provision of educational seminars for prescribers and other ICORE customers on behalf of manufacturer clients and thus is subject to the federal laws applicable to the promotion of prescription drugs.

State Anti-Remuneration/False Claims Laws.

Several states have laws and/or regulations similar to the federal anti-remuneration and Federal False Claims Act described above. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs.

State Comprehensive PBM Regulation.

States continue to introduce broad legislation to regulate PBM activities. Some of this legislation would encompass the activities of ICORE. In particular, such legislation seeks to impose fiduciary duties or disclosure obligations on entities that provide certain types of pharmacy management services. Both Maine and the District of Columbia have enacted statutes imposing fiduciary obligations on entities providing pharmacy management services. Regulation of this nature could affect the services ICORE provides its customers.

State Legislation Affecting Plan Or Benefit Design.

Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive formulary and network design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to ICORE directly, but may apply to certain clients of ICORE, such as HMOs and health insurers. If legislation of this nature were to become widely adopted and were applied to services ICORE provides , it could have the effect of limiting the economic benefits achievable by ICORE customers through the use of ICORE’s services, adversely affecting the demand for ICORE’s services.

Legislation Affecting Drug Prices.

Under MMA, Part B drugs generally are reimbursed on an average sales price, “ASP,” methodology. This ASP methodology may create an incentive for some drug manufacturers to reduce the levels of discounts or rebates available to purchasers, including ICORE, or their clients with respect to Medicare Part B drugs.

The federal Medicaid rebate statute provides that pharmaceutical manufacturers of brand-name outpatient prescription drugs must provide the Medicaid program a rebate in accordance with certain requirements. Investigations have been commenced by certain government agencies which question whether Medicaid rebates were properly calculated in accordance with such requirements, reported and paid by the manufacturers to the Medicaid programs. ICORE is not responsible for such calculations, reports or payments. Some pharmaceutical manufacturers may view the Medicaid rebate statute and/or the associated investigations as a disincentive to offer rebates and discounts to private parties, including in the context of ICORE’s business.

Regulations Affecting ICORE Pharmacies

ICORE owns two mail order pharmacies that provide services to certain of ICORE health plan customers. The activities undertaken by ICORE pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the operation of mail order pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. ICORE’s mail order pharmacy facilities are located in Florida and New York and are duly licensed to conduct business in those states. Many states, however, require out-of-state mail order pharmacies to register with the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state and some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. Additional regulation of this nature may require ICORE to expend additional funds to satisfy such regulatory requirements and could make it impractical for ICORE to undertake certain business opportunities it may otherwise be interested in pursuing.

Regulation of Controlled Substances

ICORE pharmacies must register with the United States Drug Enforcement Administration, the “DEA,” and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires ICORE to comply with the DEA’s security, recordkeeping, inventory control, and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

Some of the state regulatory requirements described above may be preempted in whole or in part by the federal Employee Retirement Income Security Act of 1974, as amended, “ERISA,” which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. As a result, ICORE could be subject to overlapping federal and state regulatory requirements in respect of certain of its operations and may need to implement compliance programs that satisfy multiple regulatory regimes.

Other

Most of ICORE’s distribution contracts with its customers use “average wholesale price” (“AWP”) as a benchmark for establishing pricing.  As part of a proposed settlement in the case of New England Carpenters Health Benefit Fund, et. al. v. First Data Bank, et. al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a case brought against First Data Bank, one of several companies that report data on prescription drug prices, First Data Bank has agreed to reduce the AWP of over 8,000 specific pharmaceutical products by four percent.  The proposed settlement has not received preliminary or final approval of the court, and we cannot predict whether or when the court will approve the settlement or the timing of any changes to the AWP.

In the absence of any action on the part of ICORE to renegotiate with its customers the pricing of those pharmacy distribution contracts that use AWP, the proposed reduction in First Data Bank’s AWP could materially reduce the margin earned by Icore on such Pharmaceutical distribution contracts.    While this change to AWP may adversely affect the margin earned by ICORE on those distribution contracts that use AWP, it is not expected to have a material adverse affect on the Company’s results of operations.

General

The Company believes its operations, including those of ICORE, are structured to comply in all material respects with applicable laws and regulations and that it has received all licenses and approvals that are material to the operation of its businesses. However, regulation of the managed healthcare services industry is constantly evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company’s business operations in order to comply with such laws or regulations, or interpretations thereof.

In addition, government investigations and allegations have become more frequent concerning possible violations of fraud and abuse and false claims statutes and regulations by healthcare organizations. Violators may be excluded from participating in government healthcare programs, subject to fines or penalties or required to repay amounts received from the government for previously billed services. A violation of such laws and regulations may have a material adverse effect on the Company.

The imposition of additional licensing and other regulatory requirements may, among other things, increase the Company’s equity requirements, increase the cost of doing business or force significant changes in the Company’s operations to comply with these requirements.

The costs associated with compliance with government regulation as describe above may adversely affect the Company’s financial condition and results of operations.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

On February 24, 2006, the board of directors of the Company approved the Amended and Restated Supplemental Accumulation Plan (“SAP”). The SAP which was originally approved in 2000 is a deferred compensation plan designed to promote the retention of key executives. The SAP is a calendar year based plan that is funded by the Company through a fixed percentage of an executive’s base salary. Annually, the Management Compensation Committee of the board approves the percentage contribution for the executive officers. The SAP may also be funded by each executive officer through voluntary deferrals of compensation. Both company and voluntary contributions are paid to a trust and invested in one or more mutual funds selected by each executive officer. The SAP was amended and restated to comply with the provisions of Internal Revenue Code Section 409A relating to deferred compensation.

Item 6.                        Exhibits

10.1	Magellan Health Services, Inc. Amended and Restated Supplemental Accumulation Plan.
10.2	Amendment to Employment Agreement between the Company and Jeffrey West, dated July 28, 2006.
10.3	Amendment to Employment Agreement between the Company and Eric Reimer, dated July 28, 2006.
10.4	Amendment to Employment Agreement between the Company and Daniel Gregoire, dated July 28, 2006.
10.5	Amendment to Employment Agreement between the Company and Michael Majerik, dated July 28, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2006	MAGELLAN HEALTH SERVICES, INC.
(Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)