Form 10-K
period 2006-12-31
MAGELLAN HEALTH SERVICES INC
filed 2007-02-28
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.7 billion.

The number of shares of reorganized Magellan Health Services, Inc.’s Ordinary Common Stock outstanding as of February 9, 2007 was 38,920,605.

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

Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference.

MAGELLAN HEALTH SERVICES, INC.
REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006
Table of Contents

PART I

Forward-Looking and Cautionary Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company (as defined below) believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading “Risk Factors” in Item 1A and elsewhere in this Form 10-K. When used in this Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “should” and similar expressions are intended to be forward-looking statements.

Item 1.        Business

Magellan Health Services, Inc. (“Magellan”) was incorporated in 1969 under the laws of the State of Delaware. Magellan’s executive offices are located at 55 Nod Road, Avon, Connecticut 06001, and its telephone number at that location is (860) 507-1900. Reference in this report to the “Company” includes Magellan, its majority owned subsidiaries, and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary.

Business Overview

The Company is engaged in the specialty managed healthcare business. Through fiscal 2005, the Company predominantly operated in the managed behavioral healthcare business. During fiscal 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of its acquisitions of National Imaging Associates, Inc. (“NIA”) and ICORE Healthcare LLC (“ICORE”), respectively, as discussed further below. The Company’s business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare.   The Company’s managed behavioral healthcare business is composed of three of the Company’s segments, each as described further below. This line of business generally reflects the Company’s coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services, and (iii) employee assistance programs (“EAPs”) where the Company provides short-term outpatient counseling.

The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following three segments:

HealthPlan.   The Managed Behavioral Healthcare Health Plan segment (“Health Plan”) generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. Health Plan’s contracts encompass either risk-based or ASO arrangements or both and provide for service to the commercial, Medicaid and Medicare members of the health plan. As of December 31, 2006, Health Plan’s covered lives were 7.7 million, 0.2 million and 19.7 million for risk-based, EAP and ASO products, respectively. For the year ended December 31, 2006, Health Plan’s revenue was $524.9 million, $0.9 million and $130.2 million for risk-based, EAP and ASO products, respectively.

Employer.   The Managed Behavioral Healthcare Employer segment (“Employer”) generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral health services or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO but currently are primarily ASO. As of December 31, 2006, Employer’s covered lives were 0.1 million, 13.6 million and 0.2 million for risk-based, EAP and ASO products, respectively. For the year ended December 31, 2006, Employer’s revenue was $5.4 million, $106.9 million and $16.4 million for risk-based, EAP and ASO products, respectively.

Public Sector.   The Managed Behavioral Healthcare Public Sector segment (“Public Sector”) generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2006, Public Sector’s covered lives were 1.8 million and 0.2 million for risk-based and ASO products, respectively. For the year ended December 31, 2006, Public Sector’s revenue was $803.4 million and $5.3 million for risk-based and ASO products, respectively.

Risk contracts in the Public Sector segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan or Employer segments due to the nature of populations, benefits provided and other matters. See “Risk Factors—Dependence on Government Spending for Managed Healthcare,” “—Possible Impact of Healthcare Reform” and “—Government Regulation.”

Radiology Benefits Management.   The Company’s Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company’s radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan as well as to Medicaid recipients through a contract with a local governmental agency. All of the Company’s radiology benefit management contracts in 2006 were ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. The Company also offers its radiology benefits management services through risk-based contracts, where the Company will assume all or a portion of the responsibility for the cost of providing diagnostic imaging services. The Company’s Radiology Benefits Management segment managed the benefits of approximately 17.3 million covered lives as of December 31, 2006.

Specialty Pharmaceutical Management.   The Company’s Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases, under contracts in commercial, Medicare and Medicaid programs. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company’s specialty pharmaceutical services include (i) the distribution of specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. The Company’s Specialty Pharmaceutical Management segment had contracts with 29 health plans, and 10 pharmaceutical manufacturers as of December 31, 2006.

Corporate and Other.   This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Acquisition of National Imaging Associates

On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held radiology benefits management (“RBM”) firm, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly-owned subsidiary. The Company reports the results of operations of NIA in the Radiology Benefits Management segment. For further discussion, see Note 3—“Acquisitions and Joint Ventures” to the consolidated financial statements set forth elsewhere herein.

Acquisition of ICORE Healthcare, LLC

On July 31, 2006, the Company acquired all of the outstanding units of membership interest of ICORE, a specialty pharmaceutical management company, and ICORE became a wholly-owned subsidiary. The Company reports the results of operations of ICORE in the Specialty Pharmaceutical Management segment.

The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE’s management team, (i) $161 million of cash at closing; (ii) $24 million of Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the “Deferred Payment”) on the third anniversary of the closing, subject to any indemnity claims Magellan may have under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the “Working Capital Payments”), which is currently estimated to be $19.9 million and which is payable in installments ending 30 days after the final reconciliation of working capital is determined on the first anniversary of the closing; and (v) a potential earn-out of up to $75 million (the “Earn-Out”), provided the unitholders do not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $19.9 million of estimated Working Capital Payments were recorded as purchase price. The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period. The Deferred Payment and the remaining estimated Working Capital Payments are included in Deferred Credits and Other Long-Term Liabilities and in Accrued Liabilities, respectively, on the Company’s accompanying consolidated balance sheet as of December 31, 2006. The Earn-Out has two parts: (i) up to $25 million based on earnings for the 18 month period ending December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The Earn-Out, if earned, is payable 33 percent in cash and 67 percent in Magellan restricted stock that vests over two years after issuance. Any Earn-Out will be recognized as compensation expense over the applicable period that it is earned, because in order for potential recipients to receive any Earn-Out consideration, they must be employed by the Company at the time such consideration is distributed. For further discussion, see Note 3—“Acquisitions and Joint Ventures” to the consolidated financial statements set forth elsewhere herein.

Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), U.S. healthcare spending is projected to increase 6.8 percent to over $2.0 trillion in 2006, representing 16 percent of the gross domestic product. Healthcare is a rapidly evolving field where clinical and technological advancements can create business opportunities for firms with specialized expertise in certain niches of care management. Magellan has transformed itself into a specialty managed healthcare company by entering areas of healthcare cost management that represent a meaningful portion of the healthcare dollar and that are growing at a disproportionately higher rate than other areas of healthcare. The Company defines areas of healthcare that can be carved out for specialty healthcare management to be areas where:

•       The management and cost of care are separable from other areas of healthcare management;

•       The Company believes that it can provide value to its customers in managing the care beyond what such customers can achieve on their own;

•       The value that the Company provides to its customers is measurable.

The Company’s first specialty healthcare product was the management of behavioral healthcare. As previously discussed, in 2006 the Company added both radiology benefits management and specialty pharmaceutical management services to its product offering.

Business Strategy

The Company is engaged in the specialty managed healthcare business. It currently provides managed behavioral healthcare services, radiology benefit management services, and specialty pharmaceutical management services. The Company’s strategy is to expand its participation in the healthcare management services market through the expansion of its existing businesses and diversification into new specialties. The Company believes that its clients would prefer to consolidate outsourced vendors and that as a vendor offering multiple outsourced products, it will have a competitive advantage in the market. The Company seeks to grow its specialty managed healthcare business through the following initiatives:

Expanding the radiology benefits management services business.   As previously discussed, the Company entered the radiology benefits management business through its acquisition of NIA on January 31, 2006. Since that time, the Company has embarked on its strategy of expanding NIA’s current product offering into risk based products. The Company believes that it can leverage its information systems, call center, and claims infrastructure as well as its financial strength and underwriting expertise to facilitate the sales expansion of a risk-based RBM product. In that regard, the Company has modified its claims system, started building a radiology network, and upgraded its call centers. In December 2006, the Company announced that it had entered into its first risk-based contract, which will begin in 2007. The Company intends to cross-sell radiology benefits management services to its managed behavioral healthcare and specialty pharmaceutical management customer base.

Expanding the specialty pharmaceutical management business.   As previously discussed, the Company entered the specialty pharmaceutical management business through its acquisition of ICORE on July 31, 2006. The Company believes it can leverage its operational platform and expertise to expand and enhance ICORE’s product offering. The Company intends to cross-sell ICORE’s products to its current managed behavioral healthcare and radiology benefits management customer base.

Expanded penetration of products in new or growing markets.   The Company seeks to expand its services in new and/or growing markets. In recent years, the Medicaid market has increased its use of specialty managed healthcare services. With Medicaid experience in managed behavioral healthcare, radiology benefits management and specialty pharmaceutical management, the Company believes it is positioned to grow its membership and revenues in the Medicaid market over the long term as a result of its proven expertise in managing these services. The Company also believes that it might be able to expand the use of radiology benefits management into new arenas such as Medicare and/or the direct-to-employer market at some time in the future.

Continued diversification of business.   The Company continually evaluates opportunities to enter other specialty healthcare businesses that are complementary to its existing operations, that could accelerate its entrance into new products, and/or that could leverage its existing customer relationships.

The Company’s current capital structure provides it with the flexibility to consider potential acquisitions that meet its strategic criteria as a possible means to accomplish its strategic objectives.

Customer Contracts

The Company’s contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer’s option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many of the Company’s contracts are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company’s contracts with federal, state and local governmental agencies generally are conditioned on legislative appropriations. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company’s contracts for managed behavioral healthcare and radiology benefits management generally provide for payment of a per member per month fee to the Company. See “Risk Factors—Risk-Based Products” and “—Reliance on Customer Contracts.”

The Company’s contracts with the State of Tennessee’s TennCare program (“TennCare”) and with subsidiaries of WellPoint, Inc. (“WellPoint”), each generated revenues that exceeded, in the aggregate, ten percent of revenues for the consolidated Company, for the years ended December 31, 2005 and 2006. See further discussion related to these significant customers in “Risk Factors—Reliance on Customer Contracts.” In addition, see “Risk Factors—Dependence on Government Spending” for discussion of risks to the Company related to government contracts.

Provider Network

The Company’s managed behavioral healthcare services and EAP treatment services are provided by a contracted network of third-party providers, including behavioral healthcare professionals and facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. Network behavioral healthcare professionals include psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities.

The Company’s managed behavioral healthcare network consists of approximately 74,000 behavioral healthcare providers, including facility locations, providing various levels of care nationwide. The Company’s network providers are almost exclusively independent contractors located throughout the local areas in which the Company’s customers’ beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company’s personnel are available to assist them with consultation and other needs.

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

The Company’s radiology benefits management services to date have been provided by a network of third-party providers that are contracted by the customers of the Company to provide such services to the customers’ members or enrollees. To support its offering of risk-based arrangements, the Company is in the process of developing a proprietary network of providers directly, through the use of its internal networking resources, and indirectly through a network contracting company. These providers include diagnostic imaging centers, radiology departments of inpatient hospitals that provide advanced imaging services on an outpatient basis, and individual physicians or physician groups that own advanced imaging equipment and specialize in certain specific areas of care. The Company contracts with these providers on a fee-for-service basis.

Joint Ventures

Prior to April 11, 2006 Premier Behavioral Systems of Tennessee, LLC (“Premier”) was a joint venture in which the Company owned a fifty percent interest. On April 11, 2006, the Company purchased the other 50 percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company.

Premier was formed to manage behavioral healthcare benefits for a certain portion of the State of Tennessee’s TennCare program. In addition, the Company contracted with Premier to provide certain services to the joint venture. Through fiscal 2003, the Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”), under which the Company consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. Beginning in fiscal 2004, the Company consolidated the results of operations of Premier in its consolidated statement of income. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company.

As of December 31, 2005, the Company owned a 37.5 percent interest in Royal Health Care, LLC (“Royal”). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to seven managed care organizations. Royal did not provide any services to the Company.

The Company accounted for its investment in Royal using the equity method. Effective February 2, 2006, the Company sold its Royal ownership interest back to Royal in exchange for cash proceeds of $20.5 million. See Note 3—“Acquisitions and Joint Ventures” to the consolidated financial statements set forth elsewhere herein for further information on Royal.

Competition

The Company’s business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including health maintenance organizations (‘‘HMOs’’), preferred provider organizations (“PPOs”), third-party administrators (“TPAs”), independent practitioner associations (“IPAs”), multi-disciplinary medical groups, pharmacy benefit managers (“PBMs”) and other specialty healthcare and managed care companies. Many of the Company’s competitors, particularly certain insurance companies, HMOs and PBM’s are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company’s competitors provide a broader range of services. The Company may also encounter competition in the future from new market entrants. In addition, of the significant portion of the Company’s customers that are managed care companies, some may seek to provide specialty managed healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely to a significant degree on price increases to achieve revenue growth, and expects to continue experiencing pricing pressures.

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

The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policies have a one-year term for the period November 30, 2006 through November 30, 2007. The general liability policies are written on an “occurrence” basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability policy is written on a “claims-made” basis, subject to a $0.05 million per claim un-aggregated self-insured retention.

The Company is responsible for claims within its self-insured retentions, and for portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization. See “Risk Factors—Professional Liability and Other Insurance,” for a discussion of the risks associated with the Company’s insurance coverage.

Regulation

General.   The specialty managed healthcare industry is subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing the licensing of insurance companies, HMOs, PPOs, TPAs, companies engaged in utilization review and specialty pharmaceutical management. In addition, the Company is subject to regulations concerning the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over healthcare services through the direct employment of physicians, psychiatrists or, in certain states, psychologists and other healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care and specialty pharmacy businesses and the provision of healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role it assumes in connection with managing its customers’ employee benefit plans. The regulatory scheme generally applicable to the Company’s operations is described in this section.

The Company believes its operations are structured to comply in all material respects with applicable laws and regulations and that it has received all licenses and approvals that are material to the operation of its business. However, regulation of the specialty managed healthcare industry is constantly evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company’s business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company’s business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional license requirements and/or regulation. Failure to comply with applicable regulatory requirements could have a material adverse affect on the Company.

Licenses.   Certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, transfer or assignment of licenses and certain intra-corporate transactions. One or multiple agencies may require as a condition of such license or approval that the Company cease or modify certain of its operations or modify the way it operates in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain a license or approval varies from state to state, and difficulties in obtaining a necessary license or approval may result in delays in the Company’s plans to expand operations in a particular state and, in some cases, lost business opportunities. In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensing for its managed behavioral healthcare and radiology benefits management business as a single service HMO, TPA or utilization review agent in one or more jurisdictions. Compliance activities, mandated changes in the Company’s operations, delays in the expansion of the Company’s business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company. As discussed below, the Company is subject to certain state licensure requirements in relation to its specialty pharmaceutical management business.

Insurance, HMO and PPO Activities.   To the extent that the Company operates or is deemed to operate in some states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licenses as either an insurer or HMO in certain states. The National Association of Insurance Commissioners (the “NAIC”) has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a “health organizations risk-based capital” formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization’s size and risk profile. The NAIC also adopted a model regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Certain states, for example, have adopted regulations based on the NAIC initiative, and as a result, the Company has been subject to certain minimum capital requirements in those states. Certain other states, such as Maryland, Texas, New York and New Jersey, have also adopted their own regulatory initiatives that subject entities such as certain of the Company’s subsidiaries to regulation under state insurance laws. This includes, but is not limited to, requiring adherence to specific financial solvency standards. State insurance laws and regulations may limit the Company’s ability to pay dividends, make certain investments and repay certain indebtedness. Being licensed as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, mandated benefits, rate setting and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject may require the Company to register with a state authority and provide information concerning its operations, particularly relating to provider and payor contracting. The imposition of such requirements could increase the Company’s cost of doing business and could delay the Company’s conduct or expansion of its business in some areas. The licensing process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensing process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its license application is pending. In addition, failure to obtain and maintain required licenses typically also constitutes an event of default under the Company’s contracts with its customers. The loss of business from one or more of the Company’s major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

Regulators may impose operational restrictions on entities granted licenses to operate as insurance companies or HMOs. For example, the California Department of Managed Health Care has imposed certain restrictions on the ability of the Company’s California subsidiaries to fund the Company’s operations in other states, to guarantee or co-sign for the Company’s financial obligations, or to pledge or hypothecate the stock of these subsidiaries and on the Company’s ability to make certain operational changes with respect to these subsidiaries. In addition, regulators of certain of the Company’s subsidiaries may exercise certain discretionary rights under regulations including, without limitation, increasing its supervision of such entities, requiring additional restricted cash or other security.

Utilization Review and Third-Party Administrator Activities.   Numerous states in which the Company does business have adopted regulations governing entities engaging in utilization review and TPA activities. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment and other matters. TPA regulations typically impose requirements regarding claims processing and payments and the handling of customer funds. Utilization review and TPA regulations may increase the Company’s cost of doing business in the event that compliance requires the Company to retain additional personnel to meet the regulatory requirements and to take other required actions and make necessary filings. Although compliance with utilization review regulations has not had a material adverse effect on the Company, there can be no assurance that specific regulations adopted in the future would not have such a result, particularly since the nature, scope and specific requirements of such provisions vary considerably among states that have adopted regulations of this type.

Numerous states require the licensing or certification of entities performing utilization review or TPA activities. However, certain federal courts have held that such licensing requirements are preempted by the Employment Retirement Income Security Act of 1974, as amended (“ERISA”). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company’s activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

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

Direct Contracting with Licensed Insurers.   Regulators in several states in which the Company does business have adopted policies that require HMOs or, in some instances, insurance companies, to contract directly with licensed healthcare providers, entities or provider groups, such as IPAs, for the provision of treatment services, rather than with unlicensed intermediary companies. In such states, the Company’s customary model of contracting directly with its managed care customers may need to be modified so that, for example, the IPAs (rather than the Company) contract directly with the HMO or insurance company, as appropriate, for the provision of treatment services. The Company intends to work with a number of these HMO customers to restructure existing contractual arrangements, upon contract renewal or in renegotiations, so that the entity, which contracts with the HMO directly, is an IPA.

HIPAA.   The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the Secretary of the Department of Health and Human Services (“HHS”) to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. Confidentiality and patient privacy requirements are particularly strict in the Company’s behavioral managed care business. In connection with HIPAA, the Company initially commissioned a dedicated HIPAA project management office to achieve compliance within the required timeframes. Oversight responsibilities for HIPAA compliance is now being handled by the Company’s Corporate Compliance Department.

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

Federal Anti-Remuneration/Fraud And Abuse Laws.   The federal healthcare Anti-Kickback Statute (the “Anti-Kickback Statute”) prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and “safe harbors,” any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, TRICARE or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded health care programs. The Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the U.S. Department of Health & Human Services (“DHHS”), and other administrative bodies. It also is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.

Federal Statutes Prohibiting False Claims.   The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistle blower suits against providers under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. A few federal district courts recently have interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the Anti-Kickback Statute under certain circumstances. The Federal False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent. Even in situations where the Company does not directly provide services to beneficiaries of federally funded health programs and, accordingly, does not directly submit claims to the federal government, it is possible that the Company could nevertheless become involved in a situation where false claim issues are raised based on allegations that it caused or assisted a government contractor in making a false claim.

The Company is subject to certain provisions of the Deficit Reduction Act of 2005 (the “Act”).  The Act requires entities that receive $5 million or more in annual Medicaid payments to establish written policies that provide detailed information about the Federal False Claims Act and the remedies thereunder, as well as any state laws pertaining to civil or criminal penalties for false claims and statements, the “whistleblower” protections afforded under such laws, and the role of such laws in preventing and detecting fraud waste and abuse. The written policies are to be disseminated to all employees, contractors and agents which or who, on behalf of the entity, furnishes, or otherwise authorizes the furnishing of, Medicaid health care items or services; performs billing or coding functions, or is involved in the monitoring of health care provided by the entity. In addition, any such entity that has an employee handbook must include a specific discussion of the federal and state false claims laws, the rights of an employee to be protected as a whistleblower and the entity’s policies and procedures for detecting and preventing fraud, waste and abuse.

State Anti-Remuneration/False Claims Law.   Several states have laws and/or regulations similar to the federal anti-remuneration and Federal False Claims Act described above. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs.

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

Other Regulation of Healthcare Providers.   The Company’s business is affected indirectly by regulations imposed upon healthcare providers. Regulations imposed upon healthcare providers including but not limited to, provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions, radiology, pharmacy, accreditation, government healthcare program participation requirements, reimbursements for patient services, Medicare and Medicaid fraud and abuse and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. Changes in these regulatory requirements applicable to healthcare providers could impact the Company’s business methods and practices and there can be no assurances that the impact would not be adverse and material.

Additional Regulation Affecting the Specialty Pharmaceutical Management segment.   With the Company’s acquisition of ICORE, additional federal and state regulations became applicable to the Company. Various aspects of the Company’s specialty pharmaceutical management business are governed by federal and state laws and regulations not previously applicable to the Company or which may now be applicable in different ways. There are significant uncertainties involving the application of many of these legal requirements to the Company.

OIG Compliance Program Guidance for Pharmaceutical Manufacturers.   In April 2003, the OIG published “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers,” ( “Compliance Guidance”). The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several transactions as potential

“risks,” including transactions and relationships with PBMs, some of which are similar to transactions and/or relationships that the Company enters into with its customers.

Medicare Prescription Drug, Improvement and Modernization Act of 2003.   The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, (“MMA”) that took effect on January 1, 2006, among other things, created a new voluntary outpatient prescription drug benefit for Medicare enrollees on an insured basis through Prescription Drug Plans, (“PDPs”), and by Medicare Advantage Plans (“Part D Activities”), in various regions across the United States. Among other things, PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter fraud, waste and abuse and are monitored strictly by CMS and its contracted Medicare Drug Integrity Contractors (“MEDICs”) to ensure that Part D program funds are not spent inappropriately. If CMS determines that the Company has not performed satisfactorily as a subcontractor, CMS may request a PDP or a Medicare Advantage Plan customer of the Company to revoke its Part D activities or responsibilities under the subcontract.

FDA Regulation.   The U.S. Food and Drug Administration (“FDA”) generally has authority to regulate drug promotional materials that are disseminated “by or on behalf of” a drug manufacturer. The Company’s business includes the provision of educational seminars for prescribers and other of the Company’s customers on behalf of manufacturer clients and thus is subject to the federal laws applicable to the promotion of prescription drugs.

State Comprehensive PBM Regulation.   States continue to introduce broad legislation to regulate pharmacy benefits management activities. Some of this legislation could encompass the activities of the Company. In particular, such legislation seeks to impose fiduciary duties or disclosure obligations on entities that provide certain types of pharmacy management services. Both Maine and the District of Columbia have enacted statutes imposing fiduciary obligations on entities providing pharmacy management services.

State Legislation Affecting Plan Or Benefit Design.   Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive formulary and network design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to the Company directly, but may apply to certain clients of the Company, such as HMOs and health insurers.

Legislation Affecting Drug Prices.   Under MMA, Medicare Part B drugs generally are reimbursed on an “average sales price” (“ASP”) methodology. This ASP methodology may create an incentive for some drug manufacturers to reduce the levels of discounts or rebates available to purchasers, including the Company, or their clients with respect to Medicare Part B drugs.

The federal Medicaid rebate statute provides that pharmaceutical manufacturers of brand-name outpatient prescription drugs must provide the Medicaid program a rebate in accordance with certain requirements. Investigations have been commenced by certain government agencies which question whether Medicaid rebates were properly calculated in accordance with such requirements, reported and paid by the manufacturers to the Medicaid programs. The Company is not responsible for such calculations, reports or payments, but changes in this area could materially and adversely affect its business.

Regulations Affecting the Company’s Pharmacies.   The Company owns two pharmacies that provide services to certain of the Company’s health plan customers. The activities undertaken by the Company’s pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the licensure and operation of mail order and non-resident pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. The Company’s  pharmacy facilities are located in Florida and New York and are duly licensed to conduct business in those states. Many states, however, require out-of-state mail order pharmacies to register with or be licensed by the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state and some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. The Company holds mail order and non-resident pharmacy licenses where required.

Regulation of Controlled Substances.   The Company’s pharmacies must register with the United States Drug Enforcement Administration (the “DEA”), and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires the Company to comply with the DEA’s security, recordkeeping, inventory control, and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

Some of the state regulatory requirements described above may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. As a result, the Company could be subject to overlapping federal and state regulatory requirements in respect of certain of its operations and may need to implement compliance programs that satisfy multiple regulatory regimes.

Other.   Most of the Company’s distribution contracts with its customers use “average wholesale price” (“AWP”) as a benchmark for establishing pricing. As part of a proposed settlement in the case of New England Carpenters Health Benefit Fund, et. al. v. First Data Bank, et. al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a case brought against First Data Bank, one of several companies that report data on prescription drug prices, First Data Bank has agreed to reduce the AWP of over 8,000 specific pharmaceutical products by four percent. The proposed settlement has received preliminary but not final approval of the court, and the Company cannot predict whether or when the court will grant final approval of the settlement or the timing of any changes to the AWP.

In the absence of any action on the part of the Company to renegotiate with its customers the pricing of those pharmaceutical distribution contracts that use AWP, the proposed reduction in First Data Bank’s AWP could adversely affect the margin earned on those distribution contracts that use AWP, however it is not expected to have a material adverse affect on the Company’s results of operations.

Other Proposed Legislation.   In the last five years, legislation has periodically been introduced at the state and federal levels providing for new healthcare regulatory programs and materially revising existing healthcare regulatory programs. Recently some states including Massachusetts, Maryland and California have enacted or are considering legislation regarding various forms of mandatory or universal health insurance coverage. The proposed California legislation also contains provisions relating to minimum medical loss ratios. Such legislation could include both federal and state bills affecting Medicaid programs which may be pending in, or recently passed by, state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance or state-based mandatory universal health insurance coverage and other forms of federal and state regulation of health insurance and healthcare delivery.

In addition, behavioral health parity legislation is being considered in Congress and could have an impact on the Company should such legislation pass. The legislation seeks to establish parity in financial requirements (e.g. copays, deductibles, etc.) and treatment limitations between mental health benefits and medical/surgical benefits for members.

It is not possible at this time to predict whether any of the legislation discussed above will be adopted at the federal or state level, or the nature, scope or applicability to the Company’s business of any such legislation, or when any particular legislation might be implemented. No assurance can be given that any such federal or state legislation will not have a material adverse effect on the Company. However, the Company’s risk contracts do allow for repricing to occur effective the same date that any legislation becomes effective if that legislation is projected to have a material affect on cost of care.

Employees of the Registrant

At December 31, 2006, the Company had approximately 3,900 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

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

Due primarily to the debt-financed acquisitions noted above, and the subsequent disposal activities, the Company had amassed over $1.0 billion in total debt as of September 30, 2002. The Company concluded that it could no longer support the existing capital structure and determined to restructure its debt to levels that were more in line with its operations. On March 11, 2003 (the “Commencement Date”), Magellan and 88 of its subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”),  in order to accomplish such restructuring.

On January 5, 2004 (the “Effective Date”), Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the “Plan”), which had been confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings.

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

All distributions were made as of the Effective Date except for distributions related to disputed claims for Other GUCs, for which distributions were made subsequent to the Effective Date periodically as such disputed claims were settled. As of December 31, 2006, the total amount of outstanding, disputed claims for Other GUCs is $2.8 million (“Disputed Claims”). The Company does not believe that it is probable that any liability for the Disputed Claims will be incurred, and thus no liability has been recorded for the Disputed Claims as of December 31, 2006. Nonetheless, the Company has withheld from distribution 89,798 shares of Ordinary Common Stock (the “Reserved Shares”) which will be distributed in accordance with the terms of the Plan upon the final resolution of the Disputed Claims. If the Disputed Claims were to be resolved for the full amount of $2.8 million, then the amount of additional consideration, in addition to the Reserved Shares, that the Company would be required to issue to the individual claimants that filed the Disputed Claims is cash of $0.8 million. If the Disputed Claims are resolved for less than $2.8 million, some or all of the Reserved Shares will be distributed as an incremental distribution to Other GUCs whose claims have been allowed in the bankruptcy.

An affiliate of Onex Corporation, a Canadian corporation, (“Onex”), in connection with the Plan, purchased approximately 8.5 million shares of common stock of Magellan in the form of shares of Multi-Vote Common Stock. During 2005, Onex disposed of all of its holdings in the Company, and therefore all of the outstanding Multi-Vote Common Stock  converted into Ordinary Common Stock.

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

Item 1A.                Risk Factors

Reliance on Customer Contracts—The Company’s inability to renew, extend or replace expiring or terminated contracts could adversely affect the Company’s liquidity, profitability and financial condition.

Substantially all of the Company’s net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company’s most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company’s ten largest customers accounted for 74.0 percent and 74.9 percent of the Company’s net revenue in the fiscal years ended December 31, 2005 and 2006, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company’s net revenue and have a material adverse effect on the Company’s liquidity, profitability and financial condition.

Managed Behavioral Healthcare

The Company’s contracts with TennCare and with subsidiaries of WellPoint each generated revenues that exceeded, in the aggregate, ten percent of managed behavioral healthcare net revenues, as well as revenues for the consolidated Company, for the years ended December 31, 2005 and 2006.

Total revenue from the Company’s contracts with WellPoint was $202.2 million and $200.2 million during the years ended December 31, 2005 and 2006, respectively. Included in the revenue amount for the year ended December 31, 2006 is revenue of $12.6 million from contracts NIA has with WellPoint (see Note 3—“Acquisitions and Joint Ventures” to the consolidated financial statements set for the elsewhere herein for discussion of the Company’s acquisition of NIA).

On September 6, 2006, the Company announced that it was notified by WellPoint of its intent to terminate its contract with the Company for the management of behavioral healthcare services for its commercial members in Indiana, Kentucky and Ohio (the “Midwest contract”), effective March 31, 2007. The Midwest contract had been set to expire on December 31, 2007; however, WellPoint notified the Company of its intent to exercise its right under the Midwest contract to terminate without cause with six months’ notice. For the year ended December 31, 2006, the Midwest contract generated revenue of $100.4 million. The Company has two other managed behavioral healthcare contracts with WellPoint that generated revenue of $87.2 million for the year ended December 31, 2006. Each of these contracts has a term expiring on December 31, 2007, neither contract has an early termination provision similar to that contained in the Midwest contract and the Company has not received notice of a change in the status of these contracts. The contracts with respect to the management of radiology benefits through the

Company’s NIA subsidiary are unrelated to and unaffected by WellPoint’s decision regarding behavioral healthcare management for the Midwest contract.

The Company provides managed behavioral healthcare services for TennCare, through contracts held by two of the Company’s wholly-owned subsidiaries. TennCare has divided its program into three regions, and the Company’s TennCare contracts, which extend through September 30, 2007, currently encompass all of the TennCare membership for all three regions. The Company recorded revenue of $432.7 million and $416.4 million during the years ended December 31, 2005 and 2006, respectively,  from its TennCare contracts.

On April 7, 2006, TennCare issued a Request for Proposals (“RFP”) for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. On July 26, 2006, TennCare announced the two winning bidders to the RFP process, neither of which had partnered with the Company, and a start date of April 1, 2007 at which time the Company’s contracts with TennCare will be amended to remove the Middle region enrollees. For the year ended December 31, 2006, revenue derived from TennCare enrollees residing in the Middle region amounted to $152.0 million.

The Company recorded net revenue from Aetna, Inc. (“Aetna”) of $245.0 million for the year ended December 31, 2005, which represented in excess of ten percent of the managed behavioral healthcare net revenues of the Company for that period. The Company’s contract with Aetna terminated on December 31, 2005. During the year ended December 31, 2006, the Company recognized $6.2 million of revenue related to the performance of one-time, transitional activities associated with the contract termination.

Radiology Benefits Management and Specialty Pharmaceutical Management

Included in the Company’s Radiology Benefits Management line of business are three customers that each exceeded 10 percent of the net revenues for this line of business for the year ended December 31, 2006. The three customers generated $12.6 million, $5.2 million and $4.8 million, respectively, of the net revenues for Radiology Benefits Management for the year ended December 31, 2006. The second customer discussed above has contracts with the Company for three geographical markets, and such customer has informed the Company that the contracts for two of these markets, which generated revenue of $3.7 million for the year ended December 31, 2006, will terminate effective December 31, 2006.

Included in the Company’s Specialty Pharmaceutical Management line of business are three customers that each exceeded 10 percent of the net revenues for this line of business for the year ended December 31, 2006. The three customers generated $24.8 million, $11.7 million and $9.6 million, respectively,  of the net revenues for Specialty Pharmaceutical Management for the year ended December 31, 2006.

Integration of Companies Acquired by Magellan—The Company’s profitability could be adversely affected if the integration of companies acquired by Magellan, including NIA and ICORE, is not completed in a timely and effective manner.

As previously discussed, one of the Company’s growth strategies is to make strategic acquisitions which are complementary to its existing operations. NIA and ICORE are the first such acquisitions completed by the Company. After Magellan closes on an acquisition, it must integrate the acquired company into Magellan’s polices, procedures and systems. Failure to effectively integrate an acquired business could result in excessive costs being incurred (i.e. a delay in obtaining targeted synergies), decreased customer performance (which could result in contract penalties and/or terminations), increased employee turnover, and lost sales opportunities.

Changes in the Medical Managed Care Industry—Certain changes in the business practices of this industry could negatively impact the Company’s resources, profitability and results of operations.

Substantially all of the Company’s Health Plan, Radiology Benefits Management and Specialty Pharmaceutical Management segment net revenue is derived from customers in the medical managed care industry, including managed care companies, health insurers and other health plans. Some types of changes in this industry’s business practices could negatively impact the Company. For example, if the Company’s managed care customers seek to provide services directly to their subscribers, instead of contracting with the Company for such services, the Company could be adversely affected. In this regard and as previously noted, Aetna and WellPoint had decided to provide managed behavioral services directly to some or all of their subscribers, which resulted in the December 31, 2005 termination of the Aetna contract, and the proposed March 31, 2007 termination of the WellPoint Midwest contract.  In addition to Aetna and WellPoint, other managed care customers of the Company did not renew all or part of their contracts with the Company during 2006, and will instead provide managed behavioral healthcare services directly to their subscribers. Other of the Company’s customers that are managed care companies could also seek to provide services directly to their subscribers, rather than by contracting with the Company for such services. In addition, the Company has a significant number of contracts with Blue Cross Blue Shield plans and other regional health plans. Consolidation of the healthcare industry through acquisitions and mergers could potentially result in the loss of contracts for the Company. Any of these changes could reduce the Company’s net revenue, and adversely affect the Company’s profitability and financial condition.

Changes in the Contracting Model for Medicaid Contracts—Certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives could negatively impact the Company’s resources, profitability and results of operations.

Substantially all of the Company’s Public Sector segment net revenue is derived from direct contracts that it has with state or county governments for the provision of services to Medicaid enrollees. In addition to TennCare discussed above, certain other states have recently contracted with managed care companies to manage both the behavioral and physical medical care of its Medicaid enrollees. If other governmental entities change the method for contracting for Medicaid business to a fully integrated model, the Company will attempt to subcontract with the managed care organizations to provide behavioral healthcare management for such Medicaid business; however, there is no assurance that the Company would be able to secure such arrangements. Accordingly, if such a change in the contracting model were to occur, it is possible that the Company could lose current contracted revenues, as well as be unable to bid on potential new business opportunities, thus negatively impacting the Company’s profitability and financial condition.

Risk-Based Products—Because the Company provides services at a fixed fee, if the Company is unable to accurately predict and control healthcare costs, the Company’s profitability could decline.

The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment services (excluding at present the cost of pharmaceuticals or other medication) in exchange for a fixed fee. The Company refers to such arrangements as ‘‘risk-based contracts’’ or ‘‘risk-based products,’’ which includes EAP services. These arrangements provided 82.8 percent and 85.3 percent of the Company’s net revenue in the fiscal years ended December 31, 2005 and 2006, respectively.

Furthermore, with respect to radiology benefits management, the Company believes that it is positioned to accelerate the growth of NIA by expanding NIA’s current product offering into risk-based products. The Company believes that it can leverage its information systems, call center, claims and network infrastructure as well as its financial strength and underwriting expertise to facilitate the development of a risk-based RBM product offering. In December 2006, the Company announced that it had entered into its first risk-based contract, which will begin in 2007.

Profitability of the Company’s risk  contracts could be reduced if the Company is unable to accurately estimate the rate of service utilization by members or the cost of such services when the Company prices its services. The Company’s assumptions of these costs when the Company prices its services may not ultimately reflect actual utilization rates and costs, many aspects of which are beyond the Company’s control. If the cost of services provided to members under a contract together with the administrative costs exceeds the aggregate fees received by the Company under such contract, the Company will incur a loss on the contract.

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

•       changes in benefit plan design; and

•       implementation of new products by the Company

If the Company’s membership in risk-based business continues to grow (which is a major focus of the Company’s strategy), the Company’s exposure to potential losses from risk-based products will also increase.

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

These factors may affect the Company’s quarterly and annual net revenue, expenses and profitability in the future and, accordingly, the Company may fail to meet market expectations, which could cause the Company’s stock price to decline.

Dependence on Government Spending—The Company can be adversely affected by changes in federal, state and local healthcare policies.

All of the Company’s Public Sector segment net revenue and a portion of the Company’s net revenue in the Company’s other two managed behavioral healthcare segments, and the Radiology Benefits Management segment and the Specialty Pharmaceutical Management segment are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company’s ability to maintain or increase rates. The Company is unable to predict the impact on the Company’s operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company (See “Reliance on Customer Contracts”). In addition, the Company’s contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company’s contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors generally seek to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

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

•       repurchase equity interests;

•       make certain advances, investments and loans;

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

Some of the Company’s contracts and certain state regulations require the Company or certain of the Company’s subsidiaries to maintain specified cash reserves or letters of credit and/or to maintain certain minimum tangible net equity in certain of the Company’s subsidiaries as assurance that the Company has financial resources to meet the Company’s contractual obligations. Many of these state regulations also restrict the investment activity of certain of the Company’s subsidiaries. Some state regulations also restrict the ability of certain of the Company’s subsidiaries to pay dividends to Magellan. Additional state regulations could be promulgated that would increase the cash or other security the Company would be required to maintain. In addition, the Company’s customers may require additional restricted cash or other security with respect to the Company’s obligations under the Company’s contracts, including the Company’s obligation to pay IBNR claims and other medical claims not yet processed and paid. In addition, certain of the Company’s contracts and state regulations limit the profits that the Company may earn on risk-based business. The Company’s liquidity, financial condition, prospects and profitability could be adversely affected by the effects of such regulations and contractual provisions. See Note 2—“Summary of Significant Accounting Policies—Restricted Assets” to the consolidated financial statements set forth elsewhere herein for a discussion of the Company’s restricted assets.

Competition—The competitive environment in the specialty managed healthcare industry may limit the Company’s ability to maintain or increase the Company’s rates, which would limit or adversely affect the Company’s profitability, and any failure in the Company’s ability to respond adequately may adversely affect the Company’s ability to maintain contracts or obtain new contracts.

The Company’s business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including HMOs, PPOs, TPAs, IPAs, multi-disciplinary medical groups, PBMs and other specialty healthcare and managed care companies. Many of the Company’s competitors, particularly certain insurance companies, HMOs and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, which can create downward pressure on prices through economies of scale. The entrance or expansion of these larger companies in the specialty managed healthcare industry (including the Company’s customers who have insourced or who may choose to insource healthcare services) could increase the competitive pressures the Company faces and could limit the Company’s ability to maintain or increase the Company’s rates. If this happens, the Company’s profitability could be adversely affected. In addition, if the Company does not adequately respond to these competitive pressures, it could cause the Company to not be able to maintain its current contracts or to not be able to obtain new contracts.

Possible Impact of Healthcare Reform—Healthcare reform can significantly reduce the Company’s revenues or profitability.

The U.S. Congress and certain state legislatures are considering legislation that, among other things, would limit healthcare plans and methods of operations, limit employers’ and healthcare plans’ ability to define medical necessity,  permit employers and healthcare plans to be sued in state courts for coverage determinations, provide universal health insurance at the state level, provide for minimum medical loss ratios, and otherwise affect health care insurance and managed care. It is uncertain whether the Company could recoup, through higher revenues or other measures, the increased costs of federal or state mandated benefits or other increased costs caused by such legislation or similar legislation. Other federal or state changes in law regarding managed care or universal health insurance coverage could also have adverse consequences for the Company’s business. In addition, if any federal parity legislation is adopted and the difference in coverage limits for mental health coverage and medical health coverage is reduced or eliminated, any increase in net revenue the Company derives following such legislation may not be sufficient to cover the increase in costs that would result from a greater utilization of mental healthcare services. The Company cannot predict the effect of this legislation or other legislation that may be adopted by Congress or by the states, and such legislation, if implemented, could have an adverse effect on the Company.

Government Regulation—The Company is subject to substantial government regulation and scrutiny, which increase the Company’s costs of doing business and could adversely affect the Company’s profitability.

The specialty managed healthcare industry and the provision of specialty managed healthcare are subject to extensive and evolving federal and state regulation. Such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. The Company’s specialty pharmaceutical management business is also the subject of substantial federal and state governmental regulation and scrutiny. Government investigations and allegations have become more frequent concerning possible violations of fraud and abuse and false claims statutes and regulations by healthcare organizations. Violators may be excluded from participating in government healthcare programs, subject to fines or penalties or required to repay amounts received from the government for previously billed services. A violation of such laws and regulations may have a material adverse effect on the Company.

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

•       maintaining confidentiality of patient information

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

The Company faces additional regulatory risks associated with its Specialty Pharmaceutical Management segment which could subject it to additional regulatory scrutiny and liability and which could adversely affect the profitability of the Specialty Pharmaceutical Management segment in the future.

With the Company’s acquisition of ICORE, additional federal and state regulations became applicable to the Company. Various aspects of the Company’s Specialty Pharmaceutical Management segment are governed by federal and state laws and regulations not previously applicable to the Company or which may now be applicable in different ways. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of the Company’s business. There are significant uncertainties involving the application of many of these legal requirements to the Company. Accordingly, the Company may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting its compliance practices, or modifying its business practices, in order to satisfy changing interpretations and regulatory policies. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which, if adopted, could adversely affect the Company’s business.

Federal Anti-Remuneration/Fraud And Abuse Laws.

The federal healthcare Anti-Kickback Statute prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and “safe harbors,” any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, TRICARE or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded health care programs. The Anti-Kickback Statute has been interpreted broadly by courts, the OIG within DHHS, and other administrative bodies. It also is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.

In April 2003, the OIG published Compliance Guidance. The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several transactions as potential “risks,” including transactions and relationships with PBMs, some of which are similar to transactions and/or relationships that the Company enters into with its customers. As pharmaceutical manufacturers’ business practices evolve in compliance with the Compliance Guidelines, the Company’s relationships with pharmaceutical manufacturers may be adversely affected.

Federal Statutes Prohibiting False Claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistle blower suits against providers under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. A few federal district courts recently have interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the Anti-Kickback Statute under certain circumstances. The Federal False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent. While the Company does not directly provide services to beneficiaries of federally funded health programs and, accordingly, does not directly submit claims to the federal government, it does provide services to federal government contractors, such as Part D Plans, and it is possible that the Company could nevertheless become involved in a situation where false claim issues are raised based on allegations that it caused or assisted a government contractor in making a false claim.

Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

The MMA that took effect on January 1, 2006, among other things, created a new voluntary outpatient prescription drug benefit for Medicare enrollees on an insured basis through PDPs, and by Medicare Advantage Plans, in various regions across the United States. Among other things, PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter fraud, waste and abuse and are monitored strictly by CMS and its contracted MEDICs to ensure that Part D program funds are not spent inappropriately. If CMS determines that the Company has not performed satisfactorily as a subcontractor, CMS may request a PDP or a Medicare Advantage Plan customer of the Company to revoke its Part D activities or responsibilities under the subcontract. The practices that are subject to regulation under these provisions are evolving and future applications or interpretations of these provisions could adversely affect the Company’s operations.

FDA Regulation.

The FDA generally has authority to regulate drug promotional materials that are disseminated “by or on behalf of” a drug manufacturer. The Company’s business includes the provision of educational seminars for prescribers and other of the Company’s customers on behalf of manufacturer clients and thus is subject to the federal laws applicable to the promotion of prescription drugs.

State Anti-Remuneration/False Claims Laws.

Several states have laws and/or regulations similar to the federal anti-remuneration and Federal False Claims Act described above. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs.

State Comprehensive PBM Regulation.

States continue to introduce broad legislation to regulate PBM activities. Some of this legislation would encompass the activities of the Company. In particular, such legislation seeks to impose fiduciary duties or disclosure obligations on entities that provide certain types of pharmacy management services. Both Maine and the District of Columbia have enacted statutes imposing fiduciary obligations on entities providing pharmacy management services. Regulation of this nature could adversely affect the services the Company provides its customers.

State Legislation Affecting Plan Or Benefit Design.

Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive formulary and network design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to the Company directly, but may apply to certain clients of the Company, such as HMOs and health insurers. If legislation of this nature were to become widely adopted and were applied to services the Company provides, it could have the effect of limiting the economic benefits achievable by the Company’s customers through the use of the Company’s services, adversely affecting the demand for the Company’s services.

Legislation Affecting Drug Prices.

Under MMA, Part B drugs generally are reimbursed on an ASP methodology. This ASP methodology may create an incentive for some drug manufacturers to reduce the levels of discounts or rebates available to purchasers, including the Company, or their clients with respect to Medicare Part B drugs.

The federal Medicaid rebate statute provides that pharmaceutical manufacturers of brand-name outpatient prescription drugs must provide the Medicaid program a rebate in accordance with certain requirements. Investigations have been commenced by certain government agencies which question whether Medicaid rebates were properly calculated in accordance with such requirements, reported and paid by the manufacturers to the Medicaid programs. The Company is not responsible for such calculations, reports or payments. Some pharmaceutical manufacturers may view the Medicaid rebate statute and/or the associated investigations as a disincentive to offer rebates and discounts to private parties, including in the context of the Company’s business.

Regulations Affecting the Company’s Pharmacies.

The Company owns two mail order pharmacies that provide services to certain of the Company’s health plan customers. The activities undertaken by the Company’s pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the licensure and operation of mail order and non-resident pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. The Company’s pharmacy facilities are located in Florida and New York and are duly licensed to conduct business in those states. Many states, however, require out-of-state mail order pharmacies to register with or be licensed by the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state and some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. Additional regulation of this nature may require the Company to expend additional funds to satisfy such regulatory requirements and could make it impractical for the Company to undertake certain business opportunities it may otherwise be interested in pursuing.

Regulation of Controlled Substances.

The Company’s pharmacies must register with the DEA and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires the Company to comply with the DEA’s security, recordkeeping, inventory control, and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

Some of the state regulatory requirements described above may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. As a result, the Company could be subject to overlapping federal and state regulatory requirements in respect of certain of its operations and may need to implement compliance programs that satisfy multiple regulatory regimes.

Other.

Most of the Company’s distribution contracts with its customers use AWP as a benchmark for establishing pricing. As part of a proposed settlement in the case of New England Carpenters Health Benefit Fund, et. al. v. First Data Bank, et. al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a case brought against First Data Bank, one of several companies that report data on prescription drug prices, First Data Bank has agreed to reduce the AWP of over 8,000 specific pharmaceutical products by four percent. The proposed settlement has received preliminary but not final approval of the court, and the Company cannot predict whether or when the court will grant final approval of the settlement or the timing of any changes to the AWP.

In the absence of any action on the part of the Company to renegotiate with its customers the pricing of those pharmacy distribution contracts that use AWP, the proposed reduction in First Data Bank’s AWP could adversely affect the margin earned on those distribution contracts that use AWP, however it is not expected to have a material adverse affect on the Company’s results of operations.

Risks Related To Realization of Goodwill and Intangible Assets—The Company’s profitability could be adversely affected if the value of intangible assets is not fully realized.

The Company’s total assets at December 31, 2006 reflect goodwill of approximately $374.4 million, representing approximately 31.0 percent of total assets. There can be no assurance that such goodwill or intangible assets will be realizable. The Company completed the Company’s annual impairment analysis of goodwill as of October 1, 2006 noting that the fair value exceeded the associated carrying value; therefore, no impairment was recorded.

At December 31, 2006, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $75.4 million. Intangible assets are amortized over their estimated useful lives, which range from approximately three to sixteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company’s business. The Company may not ever realize the value of such assets.

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

The Company estimates that, as of December 31, 2006, the Company had reportable federal NOLs of approximately $357.8 million. These NOLs expire in 2011 through 2025 and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs became subject to limitation under Internal Revenue Code section 382 (“Section 382”) upon emergence from bankruptcy, which affects the timing of the use of NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any NOLs before they expire.

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

The application of another Section 382 limitation on the Company’s federal NOLs as a result of future ownership changes could reduce the amount of such NOLs the Company could utilize in a year, and thereby have an adverse effect on the Company’s anticipated future cash flow, if, for example, the fair market value of the Company’s stock were to decline significantly prior to such ownership change. In general, the amount of the annual limitation to which a corporation’s pre-change losses are subject following an ownership change is equal to the product of (1) the fair market value of the corporation’s stock immediately before the ownership change (subject to certain reductions) multiplied by (2) the “long-term tax-exempt rate” in effect for the month in which the ownership change occurs. In certain circumstances, the annual limitation for a particular year may be increased due to the subsequent recognition of so-called “built-in” gains that existed at the time of the ownership change. Any unused limitation may be carried forward, thereby increasing the annual limitation in the subsequent taxable year. However, if the Company did not continue the Company’s historic business or use a significant portion of the Company’s assets in a new business for two years after the ownership change, the resulting annual limitation would be reduced, possibly to zero.

Claims for Professional Liability—Pending or future actions or claims for professional liability (including any associated judgments, settlements, legal fees and other costs) could require the Company to make significant cash expenditures and consume significant management time and resources, which could have a material adverse effect on the Company’s profitability and financial condition.

Management and administration of the delivery of specialty managed healthcare, and the direct provision of healthcare treatment services, entail significant risks of liability. In recent years, participants in the specialty managed healthcare industry have become subject to an increasing number of lawsuits. From time to time, the Company is subject to various actions and claims of professional liability alleging negligence in performing utilization review activities, as well as for the acts or omissions of the Company’s employees, network providers or others. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients enrolled in the Company’s programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or the Company’s network providers. The Company is also subject to actions and claims for the costs of services for which payment was denied. Many of these actions and claims seek substantial damages and require the Company to incur significant fees and costs related to the Company’s defense and consume significant management time and resources, which could have a material adverse effect on the Company’s profitability and financial condition.

Professional Liability and Other Insurance—Claims brought against the Company that exceed the scope of the Company’s liability coverage or denial of coverage could materially and adversely affect the Company’s profitability and financial condition.

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company’s potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2006, the Company had approximately $6.2 million of such bonds outstanding. The Company’s insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company’s insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company’s customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company’s programs, such indemnification may not be covered under the Company’s insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company’s alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company’s insurance policies. The Company also has potential liability relating to the self-insurance program the Company maintained previously with respect to the Company’s provider business. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company’s profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

Class Action Suits and Other Legal Proceedings—The Company could be targeted by class action and other lawsuits that could result in material liabilities to the Company or cause the Company to incur material costs, to change the Company’s operating procedures in ways that increase costs or to comply with additional regulatory requirements.

Managed healthcare companies and PBM companies have been targeted as defendants in national class action lawsuits regarding their business practices. The Company has in the past been subject to such class actions as defendants and is also subject to other lawsuits and legal proceedings in conducting the Company’s business. These lawsuits may take years to resolve and cause the Company to incur substantial litigation expenses and the outcomes could have a material adverse effect on the Company’s profitability and financial condition. In addition to potential damage awards, depending upon the outcomes of such cases, these lawsuits may cause or force changes in practices of the Company’s industry and may also cause additional regulation of the industry through new federal or state laws or new applications of existing laws or regulations. Such changes could increase the Company’s operating costs.

Government Investigations—The Company may be subjected to additional regulatory requirements and to investigations or regulatory action by governmental agencies, each of which may have a material adverse effect on the Company’s business, financial condition and results of operations.

From time to time, the Company receives notifications from and engages in discussions with various government agencies concerning the Company’s businesses and operations. As a result of these contacts with regulators, the Company may, as appropriate, be required to implement changes to the Company’s operations, revise the Company’s filings with such agencies and/or seek additional licenses to conduct the Company’s business. The Company’s inability to comply with the various regulatory requirements may have a material adverse effect on the Company’s business.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The Company currently leases approximately 0.9 million square feet of office space comprising 44 offices in 21 states, the District of Columbia and Puerto Rico, with terms expiring between January 2007 and January 2013. The Company’s principal executive offices are located in Avon, Connecticut, which lease expires in September 2012. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

Item 3.                        Legal Proceedings

The management and administration of the delivery of specialty managed healthcare entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients enrolled in its programs. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. See also “Risk Factors—Claims for Professional Liability.” Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Since January 6, 2004, shares of the Company’s Ordinary Common Stock, $0.01 par value per share (“Ordinary Common Stock”) have traded on the NASDAQ Stock Market under the symbol “MGLN.” For further information regarding the Company’s Ordinary Common Stock, see Note 7—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein. Warrants to purchase shares of the Company’s Ordinary Common Stock have traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol MGLNW since February 2, 2004. The following tables set forth the high and low closing bid prices of the Company’s Ordinary Common Stock as reported by the NASDAQ Stock Market for the years ended December 31, 2005 and 2006, as follows:

	Ordinary
	Common Stock
	Sales Prices
	High	Low
2005
First Quarter	$37.14	$33.00
Second Quarter	35.79	30.51
Third Quarter	37.09	34.34
Fourth Quarter	34.95	27.87
2006
First Quarter	$40.63	$31.81
Second Quarter	45.55	37.87
Third Quarter	48.65	41.97
Fourth Quarter	45.08	40.08

As of December 31, 2006, there were approximately 319 stockholders of record of the Ordinary Common Stock, and there were no outstanding shares of Multi-Vote Common Stock. The stockholders of record data for the Ordinary Common Stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

Comparison of Cumulative Total Returns

The following graph compares the change in the cumulative total return on the Company’s common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor’s 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P 500 Managed Health Care Index, assuming an investment of $100 made at the close of trading on January 6, 2004, the first full day on which the common stock was registered under Section 12(g) of the Exchange Act and the first full day of trading on NASDAQ, and comparing relative values on December 31, 2004,  2005 and 2006. The common stock was first issued under the Company’s plan of reorganization in connection with its bankruptcy proceedings on the Effective Date. The Company did not pay any dividends during the period reflected in the graph. Note that the common stock price performance shown below should not be viewed as being indicative of future performance.

	January 6,	December 31,
	2004	2004	2005	2006
Magellan Health Services, Inc.	100	126.52	116.48	160.07
S&P 500 Index	100	109.72	115.11	133.29
S&P 500 Managed Health Care Index(1)	100	155.63	222.08	207.47

(1)          The S&P 500 Managed Health Care Index consists of Aetna, Inc., CIGNA Corp., Coventry Health Care, Inc., Humana, Inc., UnitedHealth Group, Inc. and Wellpoint, Inc.

The information set forth above under the “Comparison of Cumulative Total Returns” does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the filing specifically incorporates such information by reference therein.

Dividends

The Company did not declare any dividends during either of the fiscal years ended December 31, 2005 or 2006. The Company is prohibited from paying dividends on the Ordinary Common Stock under the terms of the Credit Agreement, except in very limited circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources—Restrictive Covenants in Debt Agreements.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2006 with respect to the Company’s 2003 Management Incentive Plan (“2003 MIP”) and 2006 Management Incentive Plan (“2006 MIP”).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	4,612,552	(1)	$24.03	2,440,184	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	4,612,552	(1)	$24.03	2,440,184	(2)

(1)          Excludes shares of restricted stock and restricted stock units purchased by employees or awarded to employees and the Company’s directors pursuant to the 2003 MIP, the 2006 MIP, and the 2004 and 2005 Director Stock Compensation Plans. Additionally excludes 336,963 options issued as of December 31, 2006 to certain employees, (mainly related to 100,000 options granted to employees  that were previously employed by ICORE and 199,463 options granted to employees previously employed by NIA) and 40,992 options issued as of December 31, 2006 to certain of the Company’s directors under the Company’s 2006 Director Equity Compensation Plan. For further discussion, see Note 7—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein.

(2)          Consists of 2,440,184 shares remaining available for issuance as of December 31, 2006 under the 2003 MIP and 2006 MIP (under which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options, warrants and rights and the shares of restricted stock issued as referred to in footnote (1) above. Of the 2,440,184 shares available for future grants under the terms of the 2003 MIP and 2006 MIP, 628,887 shares are reserved for future issuances of options. For further discussion, see Note 7—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein.

Item 6.                        Selected Financial Data

In May 2003, the Company’s board of directors approved a change in the Company’s fiscal year. Instead of a fiscal year ending on September 30, the Company adopted a fiscal year that coincided with the calendar year, effective December 31, 2002. On August 12, 2003, the Company filed with the SEC a Transition Report on Form 10-K for the three-month period ended December 31, 2002. Throughout this Report on Form 10-K, references to the Company’s historical financial information prior to December 31, 2002 will refer to the Company’s former fiscal year end of September 30. For example, fiscal year 2002 corresponds to the twelve-month period ended September 30, 2002, and references to fiscal 2003, 2004, 2005 and 2006 relate to the Company’s fiscal years ended December 31, 2003, 2004,  2005 and 2006 respectively. The following table sets forth selected historical consolidated financial information of the Company as of and for the fiscal year ended September 30, 2002, and as of and for the three-month transition period ended December 31, 2002 and unaudited comparable data as of and for the three months ended December 31, 2001. The table also sets forth selected historical consolidated financial information of the Company as of and for each of the fiscal years ended December 31, 2003, 2004, 2005 and 2006.

In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. Under the provisions of SOP 90-7, fresh start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions to the Plan were satisfied as of December 29, 2003 (the “Material Conditions Date”). Due to the proximity of the Material Conditions Date to year end and the immateriality of the results of operations for the intervening two-day period through December 31, 2003, the Company applied fresh start reporting as if the material conditions were satisfied as of December 31, 2003. All adjustments and reorganization expenses as a result of the application of fresh start reporting are reflected in the consolidated financial statements as of and for the year ended December 31, 2003.

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

As a result of the Company’s financial restructuring under chapter 11 of the Bankruptcy Code commenced in March 2003 and consummated on the Effective Date, and the Company’s implementation of fresh start reporting effective December 31, 2003, the selected financial data as of and for periods prior to December 31, 2003 are not comparable to the subsequent periods presented. Selected financial data as of and for the fiscal year ended December 31, 2003 includes the following significant unusual items:

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

•       Pursuant to FIN 46, the Reorganized Company’s balance sheets as of December 31, 2003, 2004,and  2005 included the assets and liabilities of the Premier joint venture, in which the Company owned a fifty percent interest; a variable interest entity (“VIE”) for which the Company was the primary beneficiary. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company. The Reorganized Company adopted FIN 46 on December 31, 2003, as early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. The joint venture was accounted for under the equity method of accounting by the Company through December 31, 2003. As such, the assets and liabilities of Premier are not included in the Company’s balance sheet accounts as of the end of any of the previous periods presented. On April 11, 2006, the Company purchased the other 50 percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company.

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

On December 8, 2004, the Company was informed that Aetna, Inc. (“Aetna”) planned to exercise its option to purchase, on December 31, 2005, certain assets of the Company used in the management of behavioral healthcare services for Aetna’s members (the “Aetna Assets”). On February 23, 2005, the Company and Aetna executed an Asset Purchase Agreement related to Aetna’s purchase of the Aetna Assets. On December 30, 2005, effective for and as of December 31, 2005, the Company closed on the sale to Aetna of the Aetna Assets. The sale was concluded pursuant to the terms of a certain Asset Purchase Agreement dated February 23, 2005, as amended. The total consideration received by the Company was approximately $57.1 million, consisting of $30.0 million for the Aetna Assets and approximately $27.1 million for the delivery by the Company of executed addenda with Aetna to certain of the Company’s network provider contracts (the “Network Amount”). At closing, Aetna paid the $30 million for the Aetna Assets and approximately $25.8 million of the Network Amount, with the remaining approximately $1.3 million of the Network Amount, which was subject to adjustment, to be paid 120 days after closing based upon the final calculation of the Network Amount. In connection with the closing, the Company paid approximately $50.2 million to Aetna in satisfaction of outstanding principal and interest on its previously issued promissory note to Aetna  (“Aetna Notes”). The Company’s contract with Aetna terminated on December 31 2005.

Selected consolidated financial information for the years ended December 31, 2004, 2005 and 2006 and as of December 31, 2005 and 2006 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the fiscal year ended September 30, 2002, for the three months ended December 31, 2002, for the fiscal year ended December 31, 2003,  and as of September 30, 2002 and December 31, 2002, 2003 and 2004 has been derived from the Company’s audited consolidated financial statements not included in this Form 10-K. The selected consolidated financial information as of and for the three months ended December 31, 2001 is unaudited. The selected financial data set forth below also should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Predecessor Company				Reorganized Company
	Fiscal Year	Fiscal Year	Three Months		Fiscal Year
	Ended	Ended	Ended		Ended
	September 30,	December 31,	December 31,		December 31,
	2002	2003	2001(3)	2002	2004	2005	2006
Statement of Operations Data:
Net revenue	$1,753,058	$1,510,746	$444,842	$445,890	$1,795,402	$1,808,003	$1,690,270
Cost of care	1,125,754	906,484	275,671	281,710	1,190,594	1,204,659	1,081,080
Cost of goods sold	—	—	—	—	—	—	41,809
Direct service costs and other operating expenses(1)	459,560	418,402	119,422	109,723	400,023	377,533	385,478
Equity in earnings of unconsolidated subsidiaries	(13,006)	(6,202)	(3,177)	(2,138)	(5,277)	(4,350)	(390)
Depreciation and amortization	47,558	48,047	11,190	14,380	42,489	49,088	48,862
Interest expense (Contractual interest of $106,328 in fiscal 2003)	97,596	61,016	23,719	25,333	37,124	44,005	7,292
Interest income	(5,365)	(2,873)	(1,310)	(1,010)	(6,127)	(17,464)	(17,628)
Gain on sale of assets	—	—	—	—	—	(56,367)	(5,148)
Reorganization benefit, net	—	(438,217)	—	—	—	—	—
Goodwill impairment charges	415,880	28,780	—	—	—	—	—
Special charges (benefits)	15,729	9,528	4,485	3,907	5,038	(556)	—
Income (loss) from continuing operations before income taxes and minority interest	(390,648)	485,781	14,842	13,985	131,538	211,455	148,915
Provision for income taxes	151,609	33,813	6,086	3,129	64,835	82,405	62,695
Income (loss) from continuing operations before minority interest	(542,257)	451,968	8,756	10,856	66,703	129,050	86,220
Minority interest, net	47	253	16	27	347	58	(42)
Income (loss) from continuing operations	(542,304)	451,715	8,740	10,829	66,356	128,992	86,262
Income (loss) from discontinued operations(2)	4,802	(20,272)	978	900	(2,041)	1,597	—
Reorganization benefit, net(2)	—	20,327	—	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	(537,502)	451,770	9,718	11,729	64,315	130,589	86,262
Cumulative effect of change in accounting principle(2)	(191,561)	—	(191,561)	—	—	—	—
Net income (loss)	(729,063)	451,770	(181,843)	11,729	64,315	130,589	86,262
Preferred dividends (Contractual dividends of $4,788 in fiscal 2003)	4,657	883	1,075	1,243	—	—	—
Amortization of redeemable preferred stock issuance costs, and other	540	172	143	136	—	—	—
Preferred stock reorganization items, net(2)	—	2,668	—	—		—	—
Income (loss) available to common stockholders	$(734,260)	$448,047	$(183,061)	$10,350	$64,315	$130,589	$86,262
Income (loss) per common share—basic:
Income (loss) from continuing operations	$(15.71)	$12.69	$0.22	$0.27	$1.88	$3.59	$2.33
Income (loss) from discontinued operations	0.14	—	0.03	0.02	(0.06)	0.04	—
Cumulative effect of change in accounting principle	(5.50)	—	(5.53)	—	—	—	—
Net income (loss)	$(21.07)	$12.69	$(5.28)	$0.29	$1.82	$3.63	$2.33
Income (loss) per common share—diluted:
Income (loss) from continuing operations	$(15.71)	$10.86	$0.21	$0.26	$1.83	$3.42	$2.23
Income (loss) from discontinued operations	0.14	—	0.02	0.02	(0.06)	$0.04	—
Cumulative effect of change in accounting principle	(5.50)	—	(4.55)	—	—	—	—
Net income (loss)	$(21.07)	$10.86	$(4.32)	$0.28	$1.77	$3.46	$2.23

	Predecessor Company			Reorganized Company
	September 30,	December 31,		December 31,
	2002	2001(3)	2002	2003	2004	2005	2006
Balance Sheet Data:
Current assets	$283,730	$293,276	$286,131	$630,223	$540,945	$540,777	$535,574
Current liabilities	1,494,412	425,182	1,477,999	523,531	362,843	311,925	321,073
Property and equipment, net	86,773	90,369	85,659	122,082	120,604	102,898	100,255
Total assets	1,004,080	1,667,730	998,917	1,292,017	1,164,281	1,069,486	1,207,520
Total debt and capital lease obligations	1,049,354	1,005,369	1,048,158	493,699	379,478	63,084	41,913
Stockholders’ equity (deficit)	$(570,672)	$170,729	$(560,322)	$387,911	$472,996	$633,077	$763,567

(1)             Includes stock compensation expense of $23.2 million, $15.8 million and $34.0 million in fiscal 2004, 2005 and 2006, respectively.

(2)             Net of income taxes.

(3)             Amounts are unaudited.

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

Business Overview

The Company is engaged in the specialty managed healthcare business. Through fiscal 2005, the Company predominantly operated in the managed behavioral healthcare business. During fiscal 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of its acquisitions of NIA and ICORE, respectively, as discussed further below.

The Company provides services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company’s business is divided into the following six  segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare.   The Company’s managed behavioral healthcare business is composed of three of the Company’s segments, each as described further below. This line of business generally reflects the Company’s coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) ASO products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services, and (iii)  EAPs where the Company provides short-term outpatient counseling.

The managed behavioral healthcare business is managed based on the services provided and/or the customers  served, through the following three segments:

Health Plan.   The Managed Behavioral Healthcare Health Plan segment (“Health Plan”) generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. Health Plan’s contracts encompass either risk-based or ASO arrangements or both and provide for service to the commercial, Medicaid and Medicare members of the health plan. Health Plan managed the behavioral health benefits of approximately 27.6 million covered lives as of December 31, 2006.

Employer.   The Managed Behavioral Healthcare Employer segment (“Employer”) generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral health services or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO but currently are primarily ASO. Employer provided these services for approximately 13.9 million covered lives as of December 31, 2006.

Public Sector.   The Managed Behavioral Healthcare Public Sector segment (“Public Sector”) generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. Public Sector provided these services for approximately 2.0 million covered lives as of December 31, 2006.

Radiology Benefits Management.   The Company’s Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company’s radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan as well as to Medicaid recipients through a contract with a local governmental agency. All of the Company’s radiology benefit management contracts in 2006 were ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. The Company also offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a portion of the responsibility for the cost of providing diagnostic imaging services. The Company’s Radiology Benefits Management segment managed the benefits of approximately 17.3 million covered lives as of December 31, 2006.

Specialty Pharmaceutical Management.   The Company’s Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases, under contracts in commercial, Medicare and Medicaid programs. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. ICORE’s specialty pharmaceutical services include (i) the distribution of specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. The Company’s Specialty Pharmaceutical Management segment had contracts with 29 health plans, and 10 pharmaceutical manufacturers as of December 31, 2006.

Corporate and Other.   This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Acquisition of National Imaging Associates

On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held radiology benefits management (“RBM”) firm, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly-owned subsidiary. The Company reports the results of operations of NIA in the Radiology Benefits Management segment.

Acquisition of ICORE Healthcare, LLC

On July 31, 2006, the Company acquired all of the outstanding units of membership interest of ICORE, a specialty pharmaceutical management company, and ICORE became a  wholly-owned subsidiary. The Company reports the results of operations of ICORE in the Specialty Pharmaceutical Management segment.

The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE’s management team, (i) $161 million of cash at closing; (ii) $24 million of Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the “Deferred Payment”) on the third anniversary of the closing, subject to any indemnity claims Magellan may have under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the “Working Capital Payments”), which is currently estimated to be $19.9 million and which is payable in installments ending 30 days after the final reconciliation of working capital is determined on the first anniversary of the closing; and (v) a potential earn-out of up to $75 million (the “Earn-Out”) , provided the unitholders do not earlier terminate their employment with the Company prior to the payment of the Earn-Out.  The $161 million of cash paid at closing, the $25 million Deferred Payment and $19.9 million of estimated Working Capital Payments were recorded as purchase price. The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period. The Deferred Payment and the remaining estimated Working Capital Payments are included in Deferred Credits and Other Long-Term Liabilities and in Accrued Liabilities, respectively, on the Company’s accompanying consolidated balance sheet as of December 31, 2006. The Earn-Out has two parts: (i) up to $25 million based on earnings for the 18 month period ending December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The Earn-Out, if earned, is payable 33 percent in cash and 67 percent in Magellan restricted stock that vests over two years after issuance. Any Earn-Out will be recognized as compensation expense over the applicable period that it is earned, because in order for potential recipients to receive any Earn-Out consideration, they must be employed by the Company at the time such consideration is distributed.

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

Stock Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, stock compensation expense for the year ended December 31, 2006 includes compensation expense for all stock compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock compensation expense for all stock compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company estimates the fair value of substantially all stock options using the Black-Scholes-Merton option pricing model that employs certain factors including expected volatility of stock price, expected life of the option, risk-free interest rate and expected dividend yield. Management determined that volatility based on actively traded equities of companies that are similar to the Company is a better indicator of expected volatility and future stock price trends than historical Company volatility, due to the lack of sufficient history of the Company subsequent to the Company’s emergence from bankruptcy. Expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

SFAS 123R also requires the Company to recognize compensation expense for only the portion of options, restricted stock or restricted stock units that are expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company’s estimated forfeiture rate for the year ended December 31, 2006 is three percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Managed Care Revenue.   Managed care revenue, inclusive of revenue from the Company’s risk, EAP and ASO contracts, is generally recognized over the applicable coverage period on a per member basis for covered members. Managed care revenues approximated $1.8 billion, $1.8 billion and $1.6 billion for the fiscal years ended December 31, 2004, 2005 and 2006, respectively.

Distribution Revenue.   During fiscal 2006, the Company generated $46.3 million of revenue from the distribution of specialty pharmaceutical drugs on behalf of health plans. The Company recognizes this revenue when the drugs are shipped. Such revenues include the co-payments received from members of the health plans served by the Company.

Performance-based Revenue.   The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $12.8 million, $14.5 million and $16.4 million in the fiscal years ended December 31, 2004, 2005 and 2006, respectively.

Cost of Care, Medical Claims Payable and Other Medical Liabilities.   Cost of care is recognized in the period in which members receive managed healthcare services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses.

Such liabilities are determined employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice.

The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models and is further analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Factors that affect estimated completion factors include benefit changes, enrollment changes, shifts in product mix, seasonality influences, provider reimbursement changes, changes in claims inventory levels, the speed of claims processing, and changes in paid claim levels. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for any month with a completion factor that is less than 70 percent are generally not projected from historical completion and payment patterns; rather they are projected by estimating  claims expense based on recent monthly estimated cost incurred per member per month times membership, taking into account seasonality influences, benefit changes and health care trend levels, collectively considered to be “trend factors.”

Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company’s assumptions in estimating such liabilities are significantly different than actual results, the Company’s income statement and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
Medical claims payable, beginning of period	$179,141	$165,547	$164,013
Cost of care:
Current year	1,197,658	1,204,051	1,087,053
Prior years	(7,064)	608	(5,973)
Total cost of care	1,190,594	1,204,659	1,081,080
Claim payments and transfers to other medical liabilities(1):
Current year	1,050,300	1,061,952	951,389
Prior years	153,888	144,241	137,625
Total claim payments and transfers to other medical liabilities	1,204,188	1,206,193	1,089,014
Medical claims payable, end of period	$165,547	$164,013	$156,079

(1)          For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company’s statement of operations for such periods.

Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. Adverse circumstances are situations in which the actual claims experience could be higher than the otherwise estimated value of such claims. In many situations, the claims paid amount experienced will be less than the estimate that satisfies the Actuarial Standards of Practice.

As described earlier, care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company’s December 31, 2006 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1) (Decrease) Increase		Completion Factor(2) (Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
-3%	$(29,000)	-3%	$(22,000)
-2%	(17,500)	-2%	(14,500)
-1%	(8,000)	-1%	(7,000)
1%	8,000	1%	7,000
2%	17,500	2%	14,500
3%	29,000	3%	22,000

Approximately 70 percent of IBNR dollars is based on care trend factors.

(1)          Assumes a change in the care trend factor for any month that a completion factor is not used to estimate incurred claims (which is generally any month that is less than 70 percent complete).

(2)          Assumes a change in the completion factor for any month for which completion factors are used to estimate IBNR (which is generally any month that is 70 percent or more complete).

Due to the existence of risk sharing provisions in certain customer contracts, principally in the Public Sector segment, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on cost of care.

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2006; however, actual claims payments and other items may differ from established estimates.

Other medical liabilities consist primarily of “reinvestment” and “profit share”payables under certain managed behavioral healthcare contracts with Medicaid customers. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to “reinvest” such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs.

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

Goodwill.   Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill has been allocated to the Company’s segments as follows (in thousands):

	December 31,
	2005	2006
Health Plan	$290,192	$127,242
Radiology Benefits Management	—	104,863
Specialty Pharmaceutical Management	—	142,276
Total	$290,192	$374,381

The changes in the carrying amount of  goodwill for the years ended December 31, 2005 and 2006 are reflected in the table below (in thousands):

	2005	2006
Balance as of beginning of period	$368,210	$290,192
Adjustment due to the realization of deferred tax assets(1)	(78,018)	(68,193)
Adjustment due to the reversal of valuation allowances(2)	—	(94,757)
Acquisition of NIA	—	104,863
Acquisition of ICORE	—	142,276
Balance as of end of period	$290,192	$374,381

(1)          During fiscal 2005 and 2006, the Company recorded tax benefits from the utilization of deferred tax assets, inclusive of NOLs, that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. These tax benefits have been reflected as reductions of goodwill in accordance with SOP 90-7.

(2)          As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. Accordingly, valuation allowances for such deferred tax assets have been reversed with a corresponding decrease to goodwill in accordance with SOP 90-7.

See further discussion in Note 8—“Income Taxes” to the consolidated financial statements set forth elsewhere herein.

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

After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, the Company estimates that it has reportable federal NOLs as of December 31, 2006 of approximately $357.8 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2025 and are subject to examination and adjustment by the Internal Revenue Service. In addition, the Company’s utilization of such NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any federal NOLs before they expire. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of deferred tax assets, inclusive of NOLs, that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 will be accounted for as reductions to goodwill and, therefore, does not impact income tax provision. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

Historically, the Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy created uncertainty as to the Company’s ability to realize its deferred tax assets, inclusive of NOLs. Accordingly, as of December 31, 2005, the Company’s valuation allowances were $167.2 million and covered substantially all of its deferred tax assets, net of tax liabilities.

As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. As a result, the Company reversed $94.8 million of its deferred tax asset valuation allowance, which resulted in a reduction to goodwill. As of December 31, 2006, the Company’s valuation allowance was $18.6 million, which mostly relates to certain state NOLs and other state deferred tax assets.

The Company considered a number of factors in its decision to reverse these valuation allowances, including its anticipated level of profitability in the future and its cumulative profitability since its emergence from bankruptcy. The amount of the deferred tax asset considered realizable and the decision to reverse the valuation allowance required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company’s financial condition and results of operations.

Results of Operations

The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant. See Note 13—“Business Segment Information” to the consolidated financial statements set forth elsewhere herein. The Company’s segments are defined above.

The table below summarizes, for the periods indicated, operating results by business segment (in thousands):

	Health Plan	Employer	Public Sector	Corporate and Other	Consolidated
Fiscal Year Ended December 31, 2004
Net revenue	$904,872	$135,676	$754,854	$—	$1,795,402
Cost of care	(484,047)	(37,168)	(669,379)	—	(1,190,594)
Direct service costs	(170,635)	(66,479)	(40,884)	—	(277,998)
Other operating expenses	—	—	—	(122,025)	(122,025)
Equity in earnings of
unconsolidated subsidiaries	5,277	—	—	—	5,277
Stock compensation expense(1)	504	185	356	22,107	23,152
Segment profit (loss)	$255,971	$32,214	$44,947	$(99,918)	$233,214

	Health Plan	Employer	Public Sector	Corporate and Other	Consolidated
Fiscal Year Ended December 31, 2005
Net revenue	$907,796	$127,090	$773,117	$—	$1,808,003
Cost of care	(501,831)	(30,256)	(672,572)	—	(1,204,659)
Direct service costs	(163,026)	(64,660)	(29,812)	—	(257,498)
Other operating expenses	—	—	—	(120,035)	(120,035)
Equity in earnings of
unconsolidated subsidiaries	4,350	—	—	—	4,350
Stock compensation expense(1)	519	108	337	14,843	15,807
Segment profit (loss)	$247,808	$32,282	$71,070	$(105,192)	$245,968

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Fiscal Year Ended December 31, 2006
Net revenue	$656,022	$128,746	$808,657	$41,617	$55,228	$—	$1,690,270
Cost of care	(363,121)	(28,945)	(689,014)	—	—	—	(1,081,080)
Cost of goods sold	—	—	—	—	(41,809)	—	(41,809)
Direct service costs	(105,981)	(67,723)	(36,321)	(40,136)	(7,437)	—	(257,598)
Other operating expenses	—	—	—	—	—	(127,880)	(127,880)
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	—	390
Stock compensation expense(1)	1,313	282	647	3,739	3,577	24,433	33,991
Segment profit (loss)	$188,623	$32,360	$83,969	$5,220	$9,559	$(103,447)	$216,284

(1)          Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

The following table reconciles Segment Profit as calculated in the table above to consolidated income from continuing operations before income taxes and minority interest for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Segment Profit	$233,214	$245,968	$216,284
Stock compensation expense	(23,152)	(15,807)	(33,991)
Depreciation and amortization	(42,489)	(49,088)	(48,862)
Interest expense	(37,124)	(44,005)	(7,292)
Interest income	6,127	17,464	17,628
Gain on sale of assets	—	56,367	5,148
Special charges	(5,038)	556	—
Income from continuing operations before
income taxes and minority interest	$131,538	$211,455	$148,915

Year ended December 31, 2006 (“Fiscal 2006”), compared to the year ended December 31, 2005 (“Fiscal 2005”)

Health Plan

Net Revenue

Net revenue related to Health Plan decreased by 27.7 percent or $251.8 million from Fiscal 2005 to Fiscal 2006. The decrease in revenue is mainly due to terminated contracts of $326.3 million (with such amount being net of $6.2 million of transitional revenue), which decrease was partially offset by new business of $43.2 million, increased membership from existing contracts of $25.3 million, and other net increases of $6.0 million.

Cost of Care

Cost of care decreased by 27.6 percent or $138.7 million from Fiscal 2005 to Fiscal 2006. The decrease in cost of care is primarily due to terminated contracts of $198.7 million, favorable contractual settlements affecting cost of care in Fiscal 2006 of $5.1 million, favorable prior period medical claims development recorded in Fiscal 2006 of $3.8 million, favorable medical claims development for Fiscal 2005 which was recorded in Fiscal 2006 of $3.0 million, and unfavorable prior period medical claims development recorded in Fiscal 2005 of $1.1 million, which decreases were partially offset by new risk business of $38.0 million, increased membership from existing customers of $13.4 million, and care trends, change in mix of products and other net increases of $21.6 million. Cost of care as a percentage of risk revenue (including EAP revenue) of 69.1 percent in Fiscal 2006 is consistent with Fiscal 2005. For further discussion of Health Plan care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs decreased by 35.0 percent or $57.0 million from Fiscal 2005 to Fiscal 2006. The decrease in direct service costs is primarily due to terminated contracts and cost-cutting and operating efficiency efforts by the Company.  Direct service costs decreased as a percentage of revenue from 18.0 percent in Fiscal 2005 to 16.2 percent in Fiscal 2006, mainly due to the cost-cutting and operating efficiency efforts of the Company.

Equity in Earnings of Unconsolidated Subsidiaries

The Company recorded approximately $4.4 million and $0.4 million of equity in earnings of unconsolidated subsidiaries in Fiscal 2005 and Fiscal 2006, respectively. The Company sold its equity interest in Royal Health Care, LLC (“Royal”) effective February 2, 2006, accordingly, Fiscal 2006 includes only one month of earnings in equity of Royal.

Employer

Net Revenue

Net revenue related to Employer increased by 1.3 percent or $1.7 million from Fiscal 2005 to Fiscal 2006. The increase in revenue is mainly due to increased membership from existing customers of $3.5 million, revenue from new customers of $2.0 million, increased revenue related to services and support required for Hurricane Katrina victims and related activities of $1.5 million, and other net favorable increases of $4.5 million, which increases were partially offset by terminated contracts of $9.8 million.

Cost of Care

Cost of care decreased by 4.3 percent or $1.3 million from Fiscal 2005 to Fiscal 2006. The decrease in cost of care is mainly due to terminated contracts of $2.0 million and favorable prior period medical claims development recorded in Fiscal 2006 of $0.7 million, which decreases were partially offset by care trends and other net increases of $1.4 million. Cost of care decreased as a percentage of risk revenue (including EAP revenue) from 27.2 percent in Fiscal 2005 to 25.8 percent in the Fiscal 2006, mainly due to changes in business mix.

Direct Service Costs

Direct service costs increased by 4.7 percent or $3.1 million from Fiscal 2005 to Fiscal 2006. The increase is primarily due to expense related to services and support required for Hurricane Katrina victims and related activities in Fiscal 2006, which also caused direct service costs to increase as a percentage of revenue from 50.9 percent for Fiscal 2005 to 52.6 percent in Fiscal 2006.

Public Sector

Net Revenue

Net revenue related to Public Sector increased by 4.6 percent or $35.5 million from Fiscal 2005 to Fiscal 2006. This increase is primarily due to favorable rate changes of $32.5 million, new business of $17.9 million, retrospective adjustments mainly related to membership recorded in Fiscal 2006 of $10.2 million, and other net favorable variances of $4.1 million, which increases were partially offset by net membership decreases of $14.6 million (mainly related to TennCare disenrollment that occurred in late Fiscal 2005), contract changes of $11.6 million, and terminated contracts of $3.0 million.

Cost of Care

Cost of care increased by 2.4 percent or $16.4 million from Fiscal 2005 to Fiscal 2006.  This increase is primarily due to care associated with rate changes for contracts that have minimum cost of care requirements of $20.5 million, new business of $15.2 million, retrospective membership adjustments recorded in Fiscal 2006 of $7.6 million, care associated with a Fiscal 2005 change in estimate related to a potential contractual liability of $2.8 million, and care trends and other net increases of $24.7 million, which increases were partially offset by  a reduction in care associated with contract changes that eliminated minimum care requirements of $36.3 million, decreases in membership of $14.2 million, terminated contracts of $2.4 million, and favorable prior period medical claims development recorded in Fiscal 2006 of $1.5 million. Cost of care decreased as a percentage of risk revenue from 87.5 percent in Fiscal 2005 to 85.8 percent in Fiscal 2006 mainly due to contract changes and rate increases in excess of care trend.

Direct Service Costs

Direct service costs increased by 21.8 percent or $6.5 million from Fiscal 2005 to Fiscal 2006. The increase in direct service costs was primarily due to costs associated with new business and inflationary cost increases. As a percentage of revenue, direct service costs increased from 3.9 percent in Fiscal 2005 to 4.5 percent in Fiscal 2006, primarily due to business mix.

Radiology Benefits Management

Net Revenue

Net revenue related to the Radiology Benefits Management segment was $41.6 million for Fiscal 2006. As discussed above, the acquisition of NIA closed on January 31, 2006 and thus Fiscal 2006 includes eleven months of operating results and Fiscal 2005 does not include any operating results for this segment of the Company.

Direct Service Costs

Direct service costs were $40.1 million for Fiscal 2006. As a percentage of revenue, direct service costs were 96.4 percent.

Specialty Pharmaceutical Management

Net Revenue

Net revenue related to the Specialty Pharmaceutical Management segment was $55.2 million for Fiscal 2006. As discussed above, the acquisition of ICORE closed on July 31, 2006 and thus Fiscal 2006 includes five months of operating results and Fiscal 2005 does not include any operating results for this segment of the Company.

Cost of Goods Sold

Cost of goods sold was $41.8 million for Fiscal 2006. As a percentage of the portion of net revenue that relates to distribution revenue, cost of goods sold was 90.3 percent.

Direct Service Costs

Direct service costs were $7.4 million for Fiscal 2006. As a percentage of revenue, direct service costs were 13.5 percent.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other segment increased by 6.5 percent or $7.8 million from Fiscal 2005 to Fiscal 2006. The increase resulted primarily from higher stock compensation expense of $9.6 million, corporate costs related to the addition of the radiology benefits management business, and inflationary increases, with such increases partially offset by efficiency improvements and terminated contracts.  As a percentage of total net revenue, other operating expenses increased from 6.6 percent for Fiscal 2005 to 7.6 percent for Fiscal 2006 primarily due to the reduction in revenue from lost business and the impact of higher stock compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by 0.5 percent or $0.2 million from Fiscal 2005 to Fiscal 2006, primarily due to intangible assets related to the Aetna contract being fully amortized at December 31, 2005, which decrease was partially offset by asset additions since Fiscal 2005, inclusive of assets related to the acquisitions of NIA and ICORE.

Interest Expense

Interest expense decreased by 83.4 percent or $36.7 million from Fiscal 2005 to Fiscal 2006, mainly due to the redemption of the 9.375% Senior Notes due 2008 (“Senior Notes”) and the Aetna Notes in the fourth quarter of Fiscal 2005, inclusive of $11.3 million in premiums related to the prepayment of the Senior Notes.

Interest Income

Interest income increased by 0.9 percent or $0.2 million from Fiscal 2005 to Fiscal 2006, mainly due to an increase in yields on investments and an increase in cash provided by operating activities, partially offset by a decrease in investments due to cash utilized in the redemption of Senior Notes in the fourth quarter of Fiscal 2005 and the acquisitions of NIA and ICORE in Fiscal 2006.

Other Items

A gain on the disposition of Aetna Assets of $56.4 million was recorded in Fiscal 2005.  A gain on the disposition of assets of $5.1 million was recognized in Fiscal 2006 mainly as a result of the Company’s sale of its equity interest in Royal.

The Company recorded special benefits of $0.6 million in Fiscal 2005 relating to the reversal of lease run-out costs accrued in Fiscal 2004, for which a buyout was negotiated in Fiscal 2005.

Income Taxes

The Company’s effective income tax rate was 39.0 percent in Fiscal 2005 and 42.1 percent in Fiscal 2006. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of deferred tax assets including NOLs, which existed at January 5, 2004 are accounted for as reductions to goodwill and, therefore, does not impact income tax provision. The Fiscal 2005 and Fiscal 2006 effective income tax rates differ from the federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

Discontinued Operations

Fiscal 2005 income from discontinued operations is primarily attributable to the collection of approximately $1.0 million in Medicare costs report settlements and the collection of $0.6 million related to a profit sharing arrangement associated with a loss reserve transfer.

Fiscal 2005, compared to the year ended December 31, 2004 (“Fiscal 2004”)

Health Plan

Net Revenue

Net revenue related to Health Plan increased by 0.3 percent or $2.9 million from Fiscal 2004 to Fiscal 2005. The increase in revenue is mainly due to favorable rate changes of $46.7 million, net increased membership from existing customers of $21.9 million, and other net changes totaling $3.0 million, which increases were partially offset by decreases due to terminated contracts of $63.2 million and favorable contractual settlements with customers in Fiscal 2004 related to prior periods of $5.5 million.

Cost of Care

Cost of care increased by 3.7 percent or $17.8 million from Fiscal 2004 to Fiscal 2005. The increase in cost of care is primarily due to net increased membership from existing and new customers of $8.7 million, favorable medical claims development related to prior periods recorded in Fiscal 2004 of $7.1 million, and higher costs due to care trends and other net variances of $40.1 million, which increases were partially offset by terminated contracts of $38.1 million. Cost of care increased as a percentage of risk revenue (including EAP revenue) from 66.8 percent in Fiscal 2004 to 68.9 percent in Fiscal 2005, mainly due to care trends and the recording of favorable medical claims development related to prior periods in Fiscal 2004.

Direct Service Costs

Direct service costs decreased by 4.5 percent or $7.6 million from Fiscal 2004 to Fiscal 2005. The decrease in direct service costs is primarily due to lower discretionary benefit costs recognized in Fiscal 2005 and the effect of cost reduction efforts undertaken by the Company. Direct service costs decreased as a percentage of revenue from 18.9 percent in Fiscal 2004 to 18.0 percent in Fiscal 2005. The decrease in the percentage of direct service costs in relationship to revenue is mainly due to the aforementioned lower discretionary benefit costs and cost reduction efforts undertaken by the Company.

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

Employer

Net Revenue

Net revenue related to Employer decreased by 6.3 percent or $8.6 million from Fiscal 2004 to Fiscal 2005. The decrease in revenue is mainly due to terminated contracts of $15.9 million and other net unfavorable variances of $1.4 million, which were partially offset by revenue from new customers of $7.0 million and net increased membership from existing customers of $1.7 million.

Cost of Care

Cost of care decreased by 18.6 percent or $6.9 million from Fiscal 2004 to Fiscal 2005. The decrease in cost of care is mainly due to terminated contracts of $3.8 million and lower costs due to care trends and other net changes of $4.0 million, which decreases were partially offset by care costs related to new customers of $0.9 million. Cost of care decreased as a percentage of risk revenue (including EAP revenue)

from 30.9 percent in Fiscal 2004 to 27.2 percent in Fiscal 2005, mainly due to favorable care trends and changes in business mix.

Direct Service Costs

Direct service costs decreased by 2.7 percent or $1.8 million from Fiscal 2004 to Fiscal 2005. The decrease in direct service costs is mainly due to lower costs required to support the Company’s decrease in net membership and due to cost reduction efforts undertaken by the Company. Direct service costs increased as a percentage of revenue from 49.0 percent in Fiscal 2004 to 50.9 percent in Fiscal 2005, due to the fixed nature of certain expenses which therefore did not decrease at the same rate as the change in revenue.

Public Sector

Net Revenue

Net revenue related to Public Sector increased by 2.4 percent or $18.3 million from Fiscal 2004 to Fiscal 2005. The increase is primarily due to net increased membership from existing customers of $30.5 million and other net increases of $0.5 million, which increases were partially offset by terminated contracts of $12.7 million.

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

Direct Service Costs

Direct service costs decreased by 27.1 percent or $11.1 million from Fiscal 2004 to Fiscal 2005. The decrease in direct service costs was primarily due to terminated contracts. As a percentage of revenue, direct service costs decreased from 5.4 percent in Fiscal 2004 to 3.9 percent in Fiscal 2005, due to changes in business mix.

Corporate and Other

Other Operating Expense

Other operating expenses related to the Company’s Corporate and Other segment decreased by 1.6 percent or $2.0 million from Fiscal 2004 to Fiscal 2005. This decrease resulted primarily from lower stock compensation expense of $7.3 million, which decrease was partially offset by an increase in self-insured retention expense of $2.1 million, establishment of a lease reserve for a vacated office of $1.1 million, employee severance costs of $1.9 million, and other net increases of $0.2 million. As a percentage of total net revenue, other operating expenses decreased from 6.8 percent for Fiscal 2004 to 6.6 percent for Fiscal 2005, due to the decrease in stock compensation expense, partially offset by the increases in expenses described above.

Depreciation and Amortization

Depreciation and amortization increased by 15.5 percent or $6.6 million from Fiscal 2004 to Fiscal 2005. The increase is primarily due to capital expenditure activity in late Fiscal 2004 and throughout Fiscal 2005.

Interest Expense

Interest expense increased by approximately 18.5 percent or $6.9 million from Fiscal 2004 to Fiscal 2005. The increase is mainly due to prepayment premiums of $11.3 million paid in relation to the November 30, 2005 repayment of the Senior Notes, which increase was partially offset by a reduction in the effective interest rate on borrowings under the Credit Agreement of 1.25 percent in October 2004, a reduction of the amount of the letter of credit facility in September 2004, a reduction in the average term loan balance due to the scheduled payments of principal, and the write-off of deferred financing fees in Fiscal 2004.

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

A portion of the Company’s business is subject to rising care costs due to an increase in the number and frequency of covered members seeking managed behavioral healthcare services, and higher costs per inpatient day or outpatient visit. Many of these factors are beyond the Company’s control. Future results of operations will be heavily dependent on management’s ability to obtain customer rate increases that are consistent with care cost increases and /or to reduce operating expenses.

As relates to the managed behavioral healthcare business, the Company is a market leader in a mature market with many viable competitors. The Company is continuing its attempts to grow its business in the managed behavioral healthcare industry through aggressive marketing and development of new products; however, due to the maturity of the market, the Company believes that the ability to grow its current business lines may be limited. In addition, as previously discussed, substantially all of the Company’s Health Plan segment revenues are derived from Blue Cross Blue Shield health plans, and other managed care companies, health insurers and health plans. Certain of the managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and to instead manage the behavioral healthcare services directly for their subscribers.

The Company believes that it will be able to expand its revenues from its Radiology Benefits Management and Specialty Pharmaceutical Management segments. In particular, the Company has been marketing a risk-based RBM product. In that regard, in December 2006, the Company announced that it had entered into its first risk-based contract, which will begin in 2007. The Company believes that it may be able to cross-sell its specialty pharmaceutical management products to the Company’s current managed behavioral healthcare and radiology benefits management customer base.

Care Trends.   The Company expects that the Health Plan care trend factor for fiscal 2007 will be 6 to 8 percent. The Company estimates that the Public Sector care trend factor for fiscal 2007 will be 3 to 5 percent.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement as of December 31, 2006, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Fiscal 2006 compared to Fiscal 2005

Operating Activities.   The Company’s net cash provided by operating activities for Fiscal 2005 and Fiscal 2006 totaled $188.0 million and $197.0 million, respectively. The $9.0 million increase in operating cash flows from Fiscal 2005 to  Fiscal 2006 is primarily due to the favorable timing of cash flows related to Public Sector regulated entities of $46.5 million (comprised of Fiscal 2005 unfavorable and Fiscal 2006 favorable cash flows of $(23.3) million and $23.2 million, respectively), lower year over year interest payments of $40.2 million and other net favorable variances of $0.4 million. These favorable variances were partially offset by unfavorable cash flows attributable to the decrease in segment profit between periods of $29.7 million, payments of $26.8 million in Fiscal 2006 associated with claims run-out for terminated contracts, and the funding of restricted cash of $21.6 million related to new regulatory and contractual requirements within Health Plan.

Investing Activities.   The Company utilized $22.2 million and $25.5 million during Fiscal 2005 and Fiscal 2006, respectively, for capital expenditures. The majority of capital expenditures for both periods related to management information systems and related equipment.

The Company received net proceeds of $55.8 million and $1.7 million during Fiscal 2005 and Fiscal 2006, respectively, related to the disposition of the Aetna Assets. In addition, the Company received proceeds of $20.5 million during Fiscal 2006 related to the sale of its investment in Royal.

The Company received net cash of $109.3 million and $184.6 million from the net maturity of “available-for-sale” investments during Fiscal 2005 and Fiscal 2006, respectively. A portion of the net investment proceeds were utilized to fund the NIA and ICORE acquisitions. The Company’s investments consist of U.S. government and agency securities, corporate debt securities and certificates of deposit.

During Fiscal 2006, the Company used net cash of $120.8 million related to the acquisition of NIA on January 31, 2006 and $162.2 million related to the acquisition of ICORE on July 31, 2006.

The Company received proceeds of $7.0 million and $3.0 million during Fiscal 2005 and Fiscal 2006, respectively, related to the settlement of a note receivable with Mentor. The note was fully paid in June 2006.

Financing Activities.   During Fiscal 2005, the Company redeemed its outstanding Senior Notes of $240.6 million using available unrestricted cash and investments. The transaction, which closed on November 30, 2005, included required prepayment premiums of $11.3 million. In addition, the Company repaid $22.5 million of its Term Loan Facility, repaid the Aetna Note of $48.9 million, and paid $3.8 million of capital lease obligations. The Company received $13.3 million from the exercise of stock options and warrants.

During Fiscal 2006, the Company repaid $25.0 million of its Term Loan Facility and paid $0.2 million of capital lease obligations. In addition, the Company received $9.6 million from the exercise of stock options and warrants.

Fiscal 2005 compared to Fiscal 2004

Operating Activities.   Net cash provided by operating activities increased $24.5 million from Fiscal 2004 to Fiscal 2005 primarily due to net payments in Fiscal 2004 of approximately $66.7 million for liabilities related to the chapter 11 proceedings, including professional fees and claim settlements, which was partially offset by higher interest payments of $14.1 million, including the $11.3 million prepayment premiums associated with the redemption of the Senior Notes, and other negative working capital changes, mainly related to the timing of dividend transfers from Public Sector segment regulated entities associated with Fiscal 2005 profitability.

Investing Activities.   Approximately $30.7 million and $22.2 million were utilized during Fiscal 2004 and Fiscal 2005, respectively, for capital expenditures. The majority of capital expenditures for both periods related to management information systems and related equipment. The decrease was due primarily to certain system migration activities that were completed in Fiscal 2004. During Fiscal 2005, the Company received proceeds of $7.0 million related to the prepayment of a portion of a note receivable with Mentor. The outstanding receivable balance of the Mentor note was $3.0 million as of December 31, 2005. Also, during Fiscal 2005, the Company received net proceeds of $55.8 million related to the disposition of the Aetna Assets.

During Fiscal 2004, the Company utilized net cash of $321.0 million for the net purchase of “available-for-sale” investments and during Fiscal 2005, the Company received net cash of $109.3 million from the net maturity of “available-for-sale” investments. The Company’s investments consist of U.S. government and agency securities, corporate debt securities, and certificates of deposit with the investments ranging in maturity at purchase date from one to twenty-seven months.

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

Outlook—Liquidity and Capital Resources

Credit Agreement.   On the Effective Date, the Company repaid amounts outstanding under the Old Credit Agreement totaling $160.8 million utilizing proceeds from the new credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the “Credit Agreement”) and the additional capital provided by the Plan.

The Credit Agreement provides for a Term Loan Facility, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $50.0 million. As of December 31, 2006, the Company had $37.5 million outstanding under the Term Loan Facility. On the Effective Date, the Company incurred deferred financing fees of $7.4 million related to the Credit Agreement. Effective September 29, 2004, the Credit-Linked Facility was reduced from $80 million to its current amount of $50 million. The Company accounted for the reduction of the Credit-Linked Facility in accordance with Emerging Issues Task Force Issue No. 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” and accordingly, wrote off $0.8 million of deferred financing fees associated with the Credit Agreement and will amortize the remaining unamortized deferred financing fees relating to the Credit Agreement over the remaining term of the Credit Agreement. Borrowings under the Credit Agreement will mature on August 15, 2008 and quarterly principal payments are required on the Term Loan Facility. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of December 31, 2006, the Company had issued letters of credit in the amount of $36.4 million, resulting in unutilized commitments under the Credit-Linked Facility of $13.6 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

On October 25, 2004, the Credit Agreement was amended to reduce the annual interest rate on borrowings under the Term Loan Facility and on the Credit-Linked Facility, each by 1.25 percent. On April 25, 2006 and July 24, 2006, the annual interest rate on borrowings was further reduced to reflect upgrades in the Company’s credit ratings. As a result, the annual interest rate on borrowings under the Term Loan Facility fluctuates at a rate equal to the sum of (i) a borrowing margin of 1.75 plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight “federal funds” rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. As of December 31, 2006, all loans under the Term Loan Facility were Eurodollar denominated loans at a borrowing rate of 7.11 percent. The commitment fee on the Credit-Linked Facility is equal to the sum of

1.75 percent  plus an additional amount that is based on the administrative costs and term of the Credit-Linked Facility. As of December 31, 2006, the commitment fee on the Credit-Linked Facility was 1.87 percent.

On December 6, 2005, the Credit Agreement was amended to increase the permitted aggregate price paid for acquisitions allowed under the Credit Agreement from $50 million to $200 million provided that certain conditions are met and to allow the Company to dissolve or liquidate certain of its subsidiaries which have no or immaterial assets. The purchase of NIA in 2006 used a portion of such amount available for permitted acquisitions, and thus reduced the amount available for future permitted acquisitions under the Credit Agreement. On July 11, 2006, the Credit Agreement was further amended to allow the purchase of ICORE in addition to the permitted price paid for acquisitions allowed under the Credit Agreement. If the Company identifies a potential acquisition which exceeds the remaining amount available for permitted acquisitions, the Company will either have to obtain an amendment to the Credit Agreement or a waiver to this requirement.

Liquidity.   During fiscal 2007, the Company expects to pay its current obligations as noted in the commitments table reflected below, and fund its capital expenditures with cash from operations. The Company estimates that its capital expenditures will be approximately $20 million to $30 million in fiscal 2007. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs, or debt service in fiscal 2007.

The following table sets forth the future financial commitments of the Company as of the December 31, 2006 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt(1)	$37,500	$25,000	$12,500	$—	$—
Interest on long-term debt(2)	5,268	3,732	1,536	—	—
ICORE acquisition payments(3)	48,395	19,900	28,495	—	—
Capital lease obligations	4,413	2,907	1,506	—	—
Operating leases(4)	67,354	15,972	38,397	8,011	4,974
Purchase commitments(5)	14,990	14,990	—	—	—
	$177,920	$82,501	$82,434	$8,011	$4,974

(1)          Long-term debt amounts in the table above reflect future obligations under the Credit Agreement.

(2)          Interest payments have been estimated based upon current interest rates, and include commitment fees associated with certain borrowings under the Credit Agreement.

(3)          Scheduled ICORE acquisition payments include Working Capital Payments, the Deferred Payment, and accrued interest related to the Deferred Payment. The scheduled contractual obligations do not include any payments related to the potential Earn-Out provisions of the ICORE acquisition agreement, which has been discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview.”

(4)          Operating lease obligations include estimated future lease payments for both open and closed offices.

(5)          Purchase commitments includes open purchase orders as of December 31, 2006 relating to ongoing capital expenditure and operational activities, as well as arrangements with outside consultants for ongoing services which will be performed throughout fiscal 2007 and beyond.

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

•       repurchase equity interests;

•       make certain advances, investments and loans;

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

Net Operating Loss Carryforwards.   The Company estimates that, as of December 2006, it had approximately $357.8 million of reportable federal NOLs. These estimated NOLs expire in 2011 through 2025 and are subject to examination and adjustment by the Internal Revenue Service. The Company’s utilization of such NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any federal NOLs before they expire. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of NOLs that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 will be accounted for as reductions to goodwill and, therefore, does not impact income tax provision. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

Historically, the Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy created uncertainty as to the Company’s ability to realize its deferred tax assets, inclusive of NOLs. Accordingly, as of December 31, 2005, the Company’s valuation allowances were $167.2 million and covered substantially all of its deferred tax assets, net of tax liabilities.

As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. As a result, the Company reversed $94.8 million of its deferred tax asset valuation allowance, which resulted in a reduction to goodwill. As of December 31, 2006, the Company’s valuation allowance was $18.6 million, which mostly relates to certain state NOLs and other state deferred tax assets.

The Company considered a number of factors in its decision to reverse these valuation allowances, including its anticipated level of profitability in the future and its cumulative profitability since its emergence from bankruptcy. The amount of the deferred tax asset considered realizable and the decision to reverse the valuation allowance required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company’s financial condition and results of operations.

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, as previously discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a minimum recognition threshold and measurement attribute methodology for the financial statement recognition and measurement of  tax positions taken or expected to be taken in a tax return.  The Company will implement FIN 48 effective January 1, 2007. The Company cannot currently estimate the impact of such implementation upon its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on the Company’s consolidated financial position and results of operations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Changes in interest rates affect interest income earned on the Company’s cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the Company’s investment balances, and the borrowing levels under the Credit Agreement as of December 31, 2006, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows. See “Risk Factors—Restrictive Covenants in the Company’s Debt Instruments,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations,” “—Outlook—Liquidity and Capital Resources” and Note 6—“Long-Term Debt and Capital Lease Obligations” to the consolidated financial statements set forth elsewhere herein for discussion of the Company’s Credit Agreement and the interest rates there under.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the fourth quarter ended December 31, 2006, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its statement “Internal Control-Integrated Framework.”

Based on this assessment, management has concluded that, as of December 31, 2006, internal control over financial reporting is effective based on these criteria.

Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of ICORE Healthcare, LLC, which was acquired by the Company on July 31, 2006. These operations represent 18.5 percent and 28.2 percent of total and net assets of the Company, respectively, as of December 31, 2006 and 3.3 percent and 4.4 percent of revenues and Segment Profit, respectively, of the Company for the year then ended.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Magellan Health Services, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ICORE Healthcare, LLC, which is included in the 2006 consolidated financial statements of the Company and constituted 18.5 percent and 28.2 percent of total and net assets, respectively, as of December 31, 2006 and 3.3 percent and 4.4 percent of revenues and segment profit, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ICORE Healthcare, LLC.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets as of December 31, 2005 and 2006 and the related consolidated statements of income, statements of changes in stockholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2006 of the Company, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Baltimore, Maryland
February 26, 2007

Item 9B.               Other Information

The Management Compensation Committee of the board of the Company has awarded cash bonuses to the following executive officers of the Company for their service in 2006: Steven Shulman $1,839,000, Rene Lerer $1,095,000, Mark Demilio $617,000, Daniel Gregoire $194,000, and Michael Majerik $69,000.

PART III

The information required by Items 10 through 14 is incorporated by reference to the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2006.

PART IV

Item 15.                 Exhibits, Financial Statement Schedule and Additional Information

(a)   Documents furnished as part of the Report:

1.                 Financial Statements

Information with respect to this item is contained on Pages F-1 to F-39 of this Report on Form 10-K.

2.                 Financial Statement Schedule

Information with respect to this item is contained on page S-1 of this Report on Form 10-K.

3.                 Exhibits

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated June 27, 2006, among Magellan Health Services, Inc., Green Spring Health Services Inc., Magellan Sub Co. II, Inc., and Icore Healthcare LLC, which was filed as Exhibit 2.1 to the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.

2.2

Debtors’ Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 2(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which was filed on August 19, 2003, and is incorporated herein by reference.

2.3

Disclosure Statement for the Debtors’ Third Amended Joint Plan of Reorganization, which was filed as Exhibit 2(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which was filed on August 19, 2003, and is incorporated herein by reference.

2.4

Modifications to Debtors’ Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated September 25, 2003, which was filed as Exhibit 99.2 to the Company’s current report on Form 8-K, which was filed September 30, 2003, and is incorporated herein by reference.

2.5

Modifications to Debtors’ Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated October 8, 2003, which was filed as Exhibit 2.3 to the Company’s current report on Form 8-K, which was filed October 9, 2003, and is incorporated herein by reference.

2.6

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

*10.8

Employment Agreement, dated December 17, 2003, between the Company and Eric Reimer, Chief Growth Officer, which was filed as Exhibit 99.1 to the Company’s current report on Form 8-K, which was filed on June 30, 2005, and is incorporated herein by reference.

*10.9

Amendment to Employment Agreement, dated December 17, 2003, between the Company and Eric Reimer, Chief Growth Officer, which was filed as Exhibit 99.2 to the Company’s current report on Form 8-K, which was filed on June 30, 2005, and is incorporated herein by reference.

*10.10

Letter Agreement, dated June 22, 2005, between the Company and Eric Reimer, Chief Growth Officer, which was filed as Exhibit 99.3 to the Company’s current report on Form 8-K, which was filed on June 30, 2005, and is incorporated herein by reference.

*10.11

Magellan Health Services, Inc.—2003 Management Incentive Plan, effective as of January 5, 2004, which was filed as Exhibit 2.14 to the Company’s current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.

*10.12

Magellan Health Services, Inc.—2005 Director Stock Compensation Plan, effective as of March 3, 2005, which was filed as Appendix B to the Company’s definitive proxy statement, filed on April 18, 2005, and is incorporated herein by reference.

*10.13

Form of Stock Option Agreement, relating to options granted under the Company’s 2003 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.14

Form of First Amendment to Stock Option Agreement, relating to options granted under the Company’s 2003 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.

*10.15

Form of Notice of March 2005 Stock Option Grant, relating to options granted under the Company’s 2003 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.16

Form of Restricted Stock Agreement, relating to restricted shares granted under the Company’s 2003 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.17

Form of Notice of March 2005 Restricted Stock Award, relating to restricted shares granted under the Company’s 2003 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

*10.18

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

*10.19

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

*10.20

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

*10.21

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

*10.22

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

*10.23

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

*10.24

Form of Notice of Restricted Stock Award, relating to restricted shares granted under the Company’s 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene’ Lerer, Chief Operating Officer of the Company and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.8 to the Company’s current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

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

*10.27

Form of Stock Option Agreement,  relating to the 2006 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.

*10.28

Form of Notice of Stock Option Grant, pursuant to the 2006 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.

*10.29

Form of Restricted Stock Unit Agreement, pursuant to the 2006 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.

*10.30

Form of Notice of Restricted Stock Unit Award, , pursuant to the 2006 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.

*10.31

Form of Restricted Stock and Stock Option Award Agreement, pursuant to the 2006 Director Equity Compensation Plan, which was filed as Exhibit 10.5 to the Company’s current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.

*10.32

Employment Agreement, dated June 16, 2006, between the Company and Michael Majerik, Chief Sales and Marketing Officer of the Company, which was filed as Exhibit 99.2 to the Company’s current report on Form 8-K, which was filed on June 22, 2006, and is incorporated herein by reference.

*10.33

Magellan Health Services, Inc. – 2006 Management Incentive Plan, effective as of May 16, 2006, which was filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.

*10.34

Magellan Health Services, Inc. – 2006 Director Equity Compensation Plan, effective as of May 16, 2006, which was filed as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.

*10.35

Magellan Health Services, Inc. – 2006 Employee Stock Purchase Plan, effective as of May 16, 2006 which was filed as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.

*10.36

Form of Amendment to Employment Agreement between Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary of the Company, Eric Reimer, Chief Growth Officer of the Company, and Michael Majerik, Chief Sales and Marketing Officer of the Company, which was filed as Exhibit 10.4 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.

*10.37

Amended and Restated Supplemental Accumulation Plan, effective as of January 1, 2005, which was filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.

*10.38

Amendment to Employment Agreement, dated July 28, 2006, between the Company and Jeffrey N. West, Senior Vice President and Controller of the Company, which was filed as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.

*10.39

Amendment to Employment Agreement, dated July 28, 2006, between the Company and Eric Reimer, Chief Growth Officer of the Company, which was filed as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.

*10.40

Amendment to Employment Agreement, dated July 28, 2006, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary of the Company, which was filed as Exhibit 10.4 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.

*10.41

Amendment to Employment Agreement, dated July 28, 2006, between the Company and Michael Majerik, Chief Sales and Marketing Officer of the Company, which was filed as Exhibit 10.5 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.

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

4.                 Additional Information

The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the “Codes of Ethics”). Any such requests should be made in writing to the Investor Relations Department, Magellan Health Services, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Internet at www.Magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its Internet site.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC.
(Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Date: February 28, 2007	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JEFFREY N. WEST
Jeffrey N. West
Date: February 28, 2007	Senior Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date
/s/ STEVEN J. SHULMAN	Chief Executive Officer and Chairman of the Board	February 28, 2007
Steven J. Shulman	of Directors (Principal Executive Officer)
/s/ SAUL E. BURIAN	Director	February 28, 2007
Saul E. Burian
/s/ MICHAEL DIAMENT	Director	February 28, 2007
Michael Diament
/s/ ROBERT M. LE BLANC	Director	February 28, 2007
Robert M. Le Blanc
/s/ RENE LERER	Chief Operating Officer and Director	February 28, 2007
René Lerer
/s/ WILLIAM J. MCBRIDE	Director	February 28, 2007
William J. McBride
/s/ MICHAEL P. RESSNER	Director	February 28, 2007
Michael P. Ressner
/s/ BARRY SMITH	Director	February 28, 2007
Barry Smith
/s/ ALLEN F. WISE	Director	February 28, 2007
Allen F. Wise
/s/ MARK S. DEMILIO	Executive Vice President and Chief Financial	February 28, 2007
Mark S. Demilio	Officer (Principal Financial Officer)
/s/ JEFFREY N. WEST	Senior Vice President and Controller	February 28, 2007
Jeffrey N. West	(Principal Accounting Officer)

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Magellan Health Services, Inc.

We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2006, and the related consolidated statements of income, statements of changes in stockholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule of the Company for the years ended December 31, 2004, 2005 and 2006 as listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 26, 2007

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
(In thousands, except per share amounts)

	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$81,039	$163,737
Restricted cash	149,723	141,032
Accounts receivable, less allowance for doubtful accounts of $2,442 and $1,502 at December 31, 2005 and 2006, respectively	42,428	70,440
Short-term investments (restricted investments of $42,976 and $27,443 at December 31, 2005 and 2006, respectively)	236,153	52,529
Deferred income taxes	—	69,058
Other current assets (restricted deposits of $16,498 and $20,025 at December 31, 2005 and 2006, respectively)	31,434	38,778
Total Current Assets	540,777	535,574
Property and equipment, net	102,898	100,255
Long-term investments—restricted	2,897	2,996
Investments in unconsolidated subsidiaries	15,339	—
Deferred income taxes	76,023	113,169
Other long-term assets	10,948	5,758
Goodwill	290,192	374,381
Other intangible assets, net	30,412	75,387
Total Assets	$1,069,486	$1,207,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,834	$22,361
Accrued liabilities	62,327	84,390
Medical claims payable	164,013	156,079
Other medical liabilities	45,557	30,336
Current maturities of long-term debt and capital lease obligations	25,194	27,907
Total Current Liabilities	311,925	321,073
Long-term debt and capital lease obligations	37,890	14,006
Deferred credits and other long-term liabilities	84,832	108,700
Minority interest	1,762	174
Total Liabilities	436,409	443,953
Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2005 and 2006—Issued and outstanding—36,584 shares and 37,792 shares at December 31, 2005 and 2006, respectively	366	378
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders’ Equity:
Additional paid-in capital	429,933	476,645
Retained earnings	194,904	281,166
Warrants outstanding	8,489	5,384
Accumulated other comprehensive loss	(615)	(6)
Total Stockholders’ Equity	633,077	763,567
Total Liabilities and Stockholders’ Equity	$1,069,486	$1,207,520

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)

	2004	2005	2006
Net revenue	$1,795,402	$1,808,003	$1,690,270
Cost and expenses:
Cost of care	1,190,594	1,204,659	1,081,080
Cost of goods sold	—	—	41,809
Direct service costs and other operating expenses(1)	400,023	377,533	385,478
Equity in earnings of unconsolidated subsidiaries	(5,277)	(4,350)	(390)
Depreciation and amortization	42,489	49,088	48,862
Interest expense	37,124	44,005	7,292
Interest income	(6,127)	(17,464)	(17,628)
Gain on sale of assets	—	(56,367)	(5,148)
Special charges (benefits)	5,038	(556)	—
	1,663,864	1,596,548	1,541,355
Income from continuing operations before income taxes and minority interest	131,538	211,455	148,915
Provision for income taxes	64,835	82,405	62,695
Income from continuing operations before minority interest	66,703	129,050	86,220
Minority interest, net	347	58	(42)
Income from continuing operations	66,356	128,992	86,262
Income (loss) from discontinued operations(2)	(2,041)	1,597	—
Net income	64,315	130,589	86,262
Other comprehensive (loss) income(3)	(506)	(109)	609
Comprehensive income	$63,809	$130,480	$86,871
Weighted average number of common shares outstanding—basic (See Note 7)	35,367	35,966	36,986
Weighted average number of common shares outstanding—diluted (See Note 7)	36,361	37,691	38,621
Income per common share—basic:
Income from continuing operations	$1.88	$3.59	$2.33
Income (loss) from discontinued operations	$(0.06)	$0.04	—
Net income	$1.82	$3.63	$2.33
Income per common share—diluted:
Income from continuing operations	$1.83	$3.42	$2.23
Income (loss) from discontinued operations	$(0.06)	$0.04	—
Net income	$1.77	$3.46	$2.23

(1)          Includes stock compensation expense of $23,152, $15,807 and $33,991 for the years ended December 31, 2004, 2005 and 2006, respectively.

(2)          Net of income tax provision (benefit) of $(1,429) and $1,052 for the years ended December 31, 2004 and 2005, respectively.

(3)          Net of income tax provision (benefit) of $(338), $338 and $(4) for the years ended December 31, 2004, 2005 and 2006, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

								Accumulated
					Additional			Other	Total
	Ordinary Common Stock		Multi-Vote Common Stock		Paid in	Retained	Warrants	Comprehensive	Stockholders’

	Shares	Amount	Shares	Amount	Capital	Earnings	Outstanding	Loss	Equity
Balance at December 31, 2003	26,553	$265	8,553	$86	$379,067	$—	$8,493	$—	$387,911
Stock compensation expense	—	—	—	—	20,276	—	—	—	20,276
Issuance of equity	265	3	—	—	997	—	—	—	1,000
Conversion to ordinary common stock	65	1	(65)	(1)	—	—	—	—	—
Net income	—	—	—	—	—	64,315	—	—	64,315
Other comprehensive loss—other(1)	—	—	—	—	—	—	—	(506)	(506)
Balance at December 31, 2004	26,883	269	8,488	85	400,340	64,315	8,493	(506)	472,996
Stock compensation expense	—	—	—	—	15,807	—	—	—	15,807
Exercise of stock options	1,065	11	—	—	13,271	—	—	—	13,282
Exercise of stock warrants	—	—	—	—	16	—	(4)	—	12
Issuance of equity	148	1	—	—	499	—	—	—	500
Conversion to ordinary common stock	8,488	85	(8,488)	(85)	—	—	—	—	—
Net income	—	—	—	—	—	130,589	—	—	130,589
Other comprehensive loss—other(1)	—	—	—	—	—	—	—	(109)	(109)
Balance at December 31, 2005	36,584	366	—	—	429,933	194,904	8,489	(615)	633,077
Stock compensation expense	—	—	—	—	33,991	—	—	—	33,991
Exercise of stock options	515	5	—	—	9,623	—	—	—	9,628
Exercise of stock warrants	151	1	—	—	3,104	—	(3,105)	—	—
Issuance of equity	542	6	—	—	(6)	—	—	—	—
Net income	—	—	—	—	—	86,262	—	—	86,262
Other comprehensive income—other(1)	—	—	—	—	—	—	—	609	609
Balance at December 31, 2006	37,792	$378	—	$—	$476,645	$281,166	$5,384	$(6)	$763,567

(1)          Amount relates to unrealized gains/losses on investments classified as “available-for-sale”, as discussed in Note 2—“Summary of Significant Accounting Policies—Investments.”

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(In thousands)

	2004	2005	2006
Cash flows from operating activities:
Net income	$64,315	$130,589	$86,262
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	—	(56,367)	(5,148)
Depreciation and amortization	42,489	49,088	48,862
Equity in earnings of unconsolidated subsidiaries	(5,277)	(4,350)	(390)
Non-cash interest expense	2,343	1,389	1,389
Non-cash stock compensation expense	20,276	15,807	33,991
Non-cash income tax expense	59,448	77,998	57,487
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(2,058)	(45,309)	8,941
Accounts receivable, net	25,069	17,779	128
Other assets	39,129	1,631	(4,365)
Net cash flows related to unconsolidated subsidiaries	7,322	—	—
Accounts payable and accrued liabilities	(109,258)	(15,746)	(8,062)
Medical claims payable and other medical liabilities	17,497	14,932	(23,155)
Other	2,143	541	1,024
Net cash provided by operating activities	163,438	187,982	196,964
Cash flows from investing activities:
Capital expenditures	(30,703)	(22,207)	(25,477)
Acquisitions and investments in businesses, net of cash acquired	—	—	(283,005)
Proceeds from sale of assets	—	55,789	22,200
Purchase of investments	(827,564)	(797,564)	(69,807)
Maturity of investments	506,518	906,878	254,397
Proceeds from note receivable	—	7,000	3,000
Other	2,302	343	—
Net cash provided by (used in) investing activities	(349,447)	150,239	(98,692)
Cash flows from financing activities:
Proceeds from issuance of new equity, net of issuance costs	147,871	—	—
Proceeds from issuance of debt, net of issuance costs	92,806	—	—
Payments on long-term debt and capital lease obligations	(216,226)	(315,866)	(25,202)
Proceeds from exercise of stock options and warrants	—	13,294	9,628
Net cash provided by (used in) financing activities	24,451	(302,572)	(15,574)
Net increase (decrease) in cash and cash equivalents	(161,558)	35,649	82,698
Cash and cash equivalents at beginning of period	206,948	45,390	81,039
Cash and cash equivalents at end of period	$45,390	$81,039	$163,737

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.                 General

Basis of Presentation

The consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of Magellan, its majority owned subsidiaries and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Overview

The Company is engaged in the specialty managed healthcare business, and its principal offices and operations are in the United States. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of its acquisitions of National Imaging Associates, Inc. (“NIA’’) and ICORE Healthcare LLC (“ICORE’’), respectively. See further discussion of these acquisitions in Note 3—“Acquisitions and Joint Ventures.’’ The Company’s business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare.   The Company’s managed behavioral healthcare business is composed of three of the Company’s segments, each as described further below. This line of business generally reflects the Company’s coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services, and (iii) employee assistance programs (“EAPs”) where the Company provides short-term outpatient counseling.

The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following three segments:

Health Plan.   The Managed Behavioral Healthcare Health Plan segment (“Health Plan”) generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. Health Plan’s contracts encompass either risk-based or ASO arrangements or both and provide for service to the commercial, Medicaid and Medicare members of the health plan.

Employer.   The Managed Behavioral Healthcare Employer segment (“Employer”) generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral health services or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO but currently are primarily ASO.

Public Sector.   The Managed Behavioral Healthcare Public Sector segment (“Public Sector”) generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements.

Radiology Benefits Management.   The Company’s Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company’s radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan as well as to Medicaid recipients through a contract with a local governmental agency. All of the Company’s radiology benefit management contracts in 2006 were ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. The Company also offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a portion of the responsibility for the cost of providing diagnostic imaging services.

Specialty Pharmaceutical Management.   The Company’s Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases, under contracts in commercial, Medicare and Medicaid programs. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company’s specialty pharmaceutical services include (i) the distribution of specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers.

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

All distributions were made as of the Effective Date except for distributions related to disputed claims for Other GUCs, for which distributions were made subsequent to the Effective Date periodically as such disputed claims were settled. As of December 31, 2006, the total amount of outstanding, disputed claims for Other GUCs is $2.8 million (“Disputed Claims”). The Company does not believe that it is probable that any liability for the Disputed Claims will be incurred, and thus no liability has been recorded for the Disputed Claims as of December 31, 2006. Nonetheless, the Company has withheld from distribution 89,798 shares of Ordinary Common Stock (the “Reserved Shares”) which will be distributed in accordance with the terms of the Plan upon the final resolution of the Disputed Claims. If the Disputed Claims were to be resolved for the full amount of $2.8 million, then the amount of additional consideration, in addition to the Reserved Shares, that the Company would be required to issue to the individual claimants that filed the Disputed Claims is cash of $0.8 million. If the Disputed Claims are resolved for less than $2.8 million, some or all of the Reserved Shares will be distributed as an incremental distribution to Other GUCs whose claims have been allowed in the bankruptcy.

An affiliate of Onex Corporation, a Canadian corporation, (“Onex”), in connection with the Plan, purchased approximately 8.5 million shares of common stock of Magellan in the form of shares of Multi-Vote Common Stock. During 2005, Onex disposed of all of its holdings in the Company, and therefore all of the outstanding Multi-Vote Common Stock converted into Ordinary Common Stock.

On January 19, 2005, the Bankruptcy Court entered a final decree closing the chapter 11 case.

2.      Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a minimum recognition threshold and measurement attribute methodology for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company will implement FIN 48 effective January 1, 2007. The Company cannot currently estimate the impact of such implementation upon its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on the Company’s consolidated financial position and results of operations.

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

Managed Care Revenue

Managed care revenue, inclusive of revenue from the Company’s risk, EAP and ASO contracts, is generally recognized over the applicable coverage period on a per member basis for covered members. Managed care revenues approximated $1.8 billion, $1.8 billion and $1.6 billion for the years ended December 31, 2004, 2005 and 2006, respectively.

Distribution Revenue

During fiscal 2006, the Company generated $46.3 million of revenue from the distribution of specialty pharmaceutical drugs on behalf of health plans. The Company recognizes this revenue when the drugs are shipped. Such revenues include the co-payments received from members of the health plans served by the Company.

Performance-based Revenue

The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $12.8 million, $14.5 million and $16.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Significant Customers

The Company’s contracts with the State of Tennessee’s TennCare program (“TennCare”) and with subsidiaries of WellPoint, Inc. (“WellPoint”), each generated revenues that exceeded, in the aggregate, ten percent of managed behavioral healthcare net revenues for the years ended December 31, 2005 and 2006. The Company also has a significant concentration of business from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare, through contracts held by two of the Company’s wholly-owned subsidiaries. TennCare has divided its program into three regions, and the Company’s TennCare contracts, which extend through September 30, 2007, currently encompass all of the TennCare membership for all three regions. The Company recorded revenue of $432.7 million and $416.4 million during the years ended December 31, 2005 and 2006, respectively, from its TennCare contracts.

On April 7, 2006, TennCare issued a Request for Proposals (“RFP”) for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the Middle region by managed care organizations. On July 26, 2006, TennCare announced the two winning bidders to the RFP process, neither of which had partnered with the Company, and a start date of April 1, 2007 at which time the Company’s contracts with TennCare will be amended to remove the Middle region enrollees. For the year ended December 31, 2006, revenue derived from TennCare enrollees residing in the Middle region amounted to $152.0 million.

Total revenue from the Company’s contracts with WellPoint was $202.2 million and $200.2 million during the years ended December 31, 2005 and 2006, respectively. Included in the revenue amount for the year ended December 31, 2006 is revenue of $12.6 million from contracts that NIA has with WellPoint.

On September 6, 2006, the Company announced that it was notified by WellPoint of its intent to terminate its contract with the Company for the management of behavioral healthcare services for its commercial members in Indiana, Kentucky and Ohio (the “Midwest contract”), effective March 31, 2007. The Midwest contract had been set to expire on December 31, 2007; however, WellPoint notified the Company of its intent to exercise its right under the Midwest contract to terminate without cause with six months’ notice. For the year ended December 31, 2006, the Midwest contract generated revenue of $100.4 million. The Company has two other managed behavioral healthcare contracts with WellPoint that generated revenue of $87.2 million for the year ended December 31, 2006. Each of these contracts has a term expiring on December 31, 2007, neither contract has an early termination provision similar to that contained in the Midwest contract and the Company has not received notice of a change in the status of these contracts. The contracts with respect to the management of radiology benefits through the Company’s NIA subsidiary are unrelated to and unaffected by WellPoint’s decision regarding behavioral healthcare management for the Midwest contract.

The Company derives a significant portion of its revenue from contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $187.7 million, $214.5 million and $248.2 million for the years ended December 31, 2004, 2005 and 2006, respectively.

The Company recorded net revenue from Aetna, Inc. (“Aetna”) of $245.0 million for the year ended December 31, 2005, which represented in excess of ten percent of the managed behavioral healthcare net revenues of the Company for that period. The Company’s contract with Aetna terminated on December 31, 2005. During the year ended December 31, 2006, the Company recognized $6.2 million of revenue related to the performance of one-time, transitional activities associated with the contract termination.

Radiology Benefits Management and Specialty Pharmaceutical Management

Included in the Company’s Radiology Benefits Management line of business are three customers that each exceeded 10 percent of the net revenues for this line of business for the year ended December 31, 2006. The three customers generated $12.6 million, $5.2 million and $4.8 million, respectively, of the net revenues for Radiology Benefits Management for the year ended December 31, 2006. The second customer discussed above has contracts with the Company for three geographical markets, and such customer has informed the Company that the contracts for two of these markets, which generated revenue of $3.7 million for the year ended December 31, 2006, will terminate effective December 31, 2006.

Included in the Company’s Specialty Pharmaceutical Management line of business are three customers that each exceeded 10 percent of the net revenues for this line of business for the year ended December 31, 2006. The three customers generated $24.8 million, $11.7 million and $9.6 million, respectively, of the net revenues for Specialty Pharmaceutical Management for the year ended December 31, 2006.

Income Taxes

The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), as it applies to companies that have implemented the fresh start reporting provisions of American Institute of Certified Public Accountants

(“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. The Company records as cash and cash equivalents, excess capital and undistributed earnings for its regulated subsidiaries, which as of December 31, 2006 was $58.5 million.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed behavioral care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2005 and 2006 were as follows (in thousands):

	2005	2006
Restricted cash	$149,723	$141,032
Restricted short-term investments	42,976	27,443
Restricted deposits (included in other current assets)	16,498	20,025
Restricted long-term investments	2,897	2,996
Total	$212,094	$191,496

Investments

Investments consist primarily of U.S. Government and agency securities, corporate debt securities, and certificates of deposit. The Company accounts for its investments in accordance with FASB Staff Position FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1”). Investments classified as “available-for-sale” are carried at fair value, based on quoted market prices. The Company’s policy is to classify all investments with contractual maturities within one year as current. Investment income is recognized when earned and reported net of investment expenses. Net unrealized holding gains or losses are excluded from earnings and are reported, net of tax, as “accumulated other comprehensive loss” in the accompanying consolidated balance sheets, statements of income and statements of changes in stockholders’ equity until realized, unless the losses are deemed to be other-than-temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the consolidated statements of income.

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

In relation to its investment securities, the Company is not aware of the existence of any financial difficulties for any of the issuers of such investment securities which would cause the Company to question whether such issuers will be able to honor such investment securities upon maturity. Further, the Company believes the declines in fair value of its investment securities were caused by changes in market interest rates. The Company intends to hold these related investment securities to maturity and has the ability to do so. As of December 31, 2005 and 2006, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2004, 2005 or 2006. The following is a summary of short-term and long-term investments at December 31, 2005 and 2006 (in thousands):

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$63,783	$—	$(158)	$63,625
Corporate debt securities	175,580	—	(457)	175,123
Certificates of deposit	302	—	—	302
Total investments at December 31, 2005	$239,665	$—	$(615)	$239,050

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$31,873	$9	$(12)	$31,870
Corporate debt securities	23,415	—	(7)	23,408
Certificates of deposit	247	—	—	247
Total investments at December 31, 2006	$55,535	$9	$(19)	$55,525

The maturity dates of the Company’s investments as of December 31, 2006 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in 2007	$52,528	$52,529
Due in 2008	3,007	2,996
Total investments at December 31, 2006	$55,535	$55,525

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

Concentration of Credit Risk

Accounts receivable subject the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and governmental entities. As of December 31, 2005 and 2006, one customer comprised greater than 10 percent of the Company’s net accounts receivable balance. The Company believes the allowance for doubtful accounts is adequate for its estimated losses as of December 31, 2006, however, the Company has a risk of losses if such allowance is not adequate.

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

Property and Equipment

Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with SOP 98-1, “Accounting for Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $28.6 million, $35.2 million and $36.3 million for the years ended December 31, 2004, 2005 and 2006, respectively. Property and equipment, net, consisted of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006
Buildings and improvements	$2,603	$3,183
Equipment	81,734	92,437
Capital leases—equipment	905	4,935
Capitalized internal-use software	76,331	89,505
	161,573	190,060
Accumulated depreciation	(58,675)	(89,805)
Property and equipment, net	$102,898	$100,255

Goodwill

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill has been allocated to the Company’s segments (as defined in Note 1—“General’’) as follows (in thousands):

	December 31,
	2005	2006
Health Plan	$290,192	$127,242
Radiology Benefits Management	—	104,863
Specialty Pharmaceutical Management	—	142,276
Total	$290,192	$374,381

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are reflected in the table below (in thousands):

	2005	2006
Balance as of beginning of period	$368,210	$290,192
Adjustment due to the realization of deferred tax assets(1)	(78,018)	(68,193)
Adjustment due to the reversal of valuation allowances(2)	—	(94,757)
Acquisition of NIA—See Note 3	—	104,863
Acquisition of ICORE —See Note 3	—	142,276
Balance as of end of period	$290,192	$374,381

(1)          During fiscal 2005 and 2006, the Company recorded tax benefits from the utilization of deferred tax assets, inclusive of NOLs, that existed prior to the Company’s emergence from bankruptcy on January 5, 2004. These tax benefits have been reflected as reductions of goodwill in accordance with SOP 90-7.

(2)          As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. Accordingly, valuation allowances for such deferred tax assets have been reversed with a corresponding decrease to goodwill in accordance with SOP 90-7.

See further discussion in Note 8—“Income Taxes.”

Intangible Assets

The following is a summary of intangible assets at December 31, 2005 and 2006, and the estimated useful lives for such assets (in thousands):

	December 31, 2005
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Asset
Customer agreements and lists	4 to 18 years	$41,190	$(16,465)	$24,725
Provider networks	16 years	6,500	(813)	5,687
		$47,690	$(17,278)	$30,412

	December 31, 2006
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Asset
Customer agreements and lists	3 to 10 years	$97,790	$(28,444)	$69,346
Provider networks and other	5 to 16 years	7,430	(1,389)	6,041
		$105,220	$(29,833)	$75,387

Intangible assets were valued, and related estimated useful lives were determined, based upon independent appraisals. During the year ended December 31, 2006, the Company reduced the estimated useful lives for certain of its customer agreements and lists related to the Employer segment from 18 years to 10 years due to higher customer turnover than originally estimated.

Amortization expense for continuing operations was $13.8 million, $13.8 million and $12.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. The Company estimates amortization expense will be $16.2 million, $8.6 million, $7.8 million, $6.8 million and $6.6 million for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively, which takes into consideration intangible assets purchased in connection with the Company’s acquisitions of NIA and ICORE as discussed in Note 3—“Acquisitions and Joint Ventures.”

Cost of Care, Medical Claims Payable and Other Medical Liabilities

Cost of care is recognized in the period in which members receive managed healthcare services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed healthcare businesses.

Such liabilities are determined employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice.

The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models and is further analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Factors that affect estimated completion factors include benefit changes, enrollment changes, shifts in product mix, seasonality influences, provider reimbursement changes, changes in claims inventory levels, the speed of claims processing, and changes in paid claim levels. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for any month with a completion factor that is less than 70 percent are generally not projected from historical completion and payment patterns; rather they are projected by estimating claims expense based on recent monthly estimated cost incurred per member per month times membership, taking into account seasonality influences, benefit changes and health care trend levels, collectively considered to be “trend factors.”

Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company’s assumptions in estimating such liabilities are significantly different than actual results, the Company’s results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
Medical claims payable, beginning of period	$179,141	$165,547	$164,013
Cost of care:
Current year	1,197,658	1,204,051	1,087,053
Prior years	(7,064)	608	(5,973)
Total cost of care	1,190,594	1,204,659	1,081,080
Claim payments and transfers to other medical liabilities(1):
Current year	1,050,300	1,061,952	951,389
Prior years	153,888	144,241	137,625
Total claim payments and transfers to other medical liabilities	1,204,188	1,206,193	1,089,014
Medical claims payable, end of period	$165,547	$164,013	$156,079

(1)          For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company’s results of operations for such periods.

Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. Adverse circumstances are situations in which the actual claims experience could be higher than the otherwise estimated value of such claims. In many situations, the claims paid amount experienced will be less than the estimate that satisfies the Actuarial Standards of Practice.

Due to the existence of risk sharing provisions in certain customer contracts, principally in the Public Sector segment, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on cost of care.

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2006; however, actual claims payments and other items may differ from established estimates.

Other medical liabilities consist primarily of “reinvestment” and “profit share” payables under certain managed behavioral healthcare contracts with Medicaid customers. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to “reinvest” such difference in managed behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs.

Net Income Per Common Share

Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 7—“Stockholders’ Equity”).

Stock Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, stock compensation expense for the year ended December 31, 2006 includes compensation expense for all stock compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock compensation expense for all stock compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees and recorded stock compensation expense of $34.0 million for the year ended December 31, 2006. As stock compensation expense recognized in the consolidated statement of income for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, currently estimated at three percent, as required by SFAS 123R. In the Company’s pro forma information that was required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for its forfeitures as they occurred. The Company’s estimate of forfeitures related to awards granted in fiscal 2004 and 2005, after adopting SFAS 123R, was not significant. The impact of adopting SFAS 123R to the consolidated financial statements for the year ended December 31, 2006 was a reduction to net income of $7.9 million, or a decrease of $0.21 and $0.20, respectively, on basic income per common share and fully-diluted income per common share.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value. The carrying value for the Company’s financial instruments classified as current assets (other than short-term investments) and current liabilities approximate their fair value due to their short maturities. Short-term and long-term investments classified as “available-for-sale” are carried at fair value, based on quoted market prices.

At December 31, 2005 and 2006, 100% of the carrying value of the Company’s debt instruments had fair values that approximated their carrying values due to the short maturity or recent repricings.

3.                 Acquisitions and Joint Ventures

Prior to April 11, 2006 Premier Behavioral Systems of Tennessee, LLC (“Premier”) was a joint venture in which the Company owned a fifty percent interest. On April 11, 2006, the Company purchased the other 50 percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company.

Premier was formed to manage behavioral healthcare benefits for a certain portion of the State of Tennessee’s TennCare program. In addition, the Company contracted with Premier to provide certain services to the joint venture. Through fiscal 2003, the Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”), under which the Company consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. Beginning in fiscal 2004, the Company consolidated the results of operations of Premier in its consolidated statement of income. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company.

As of December 31, 2005, the Company owned a 37.5 percent interest in Royal Health Care, LLC (“Royal”). Royal is a managed services organization that receives management fees for the provision of administrative, marketing, management and support services to seven managed care organizations. Royal does not provide any services to the Company. The Company accounted for its investment in Royal using the equity method. The Company’s investment in Royal at December 31, 2005 was $15.3 million. The Company’s equity in earnings of Royal for the years ended December 31, 2004 and 2005 was $5.3 million and $4.4 million, respectively. The Company received $7.5 million in partnership distributions from Royal in the year ended December 31, 2004. The Company did not receive partnership distributions from Royal in 2005. Effective February 2, 2006, the Company sold its Royal ownership interest back to Royal in exchange for cash proceeds of $20.5 million.

Acquisition of National Imaging Associates

On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held radiology benefits management (“RBM”) firm, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly-owned subsidiary. The Company reports the results of operations of NIA in the Radiology Benefits Management segment.

The estimated fair values of NIA assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets	$9,998
Deferred tax assets	1,636
Property and equipment, net	5,998
Other assets	86
Goodwill	104,863
Other identified intangible assets	13,530
Total assets acquired	136,111
Liabilities assumed:
Current liabilities	6,292
Total liabilities assumed	6,292
Net assets acquired	$129,819

The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $13.5 million, consisting of customer contracts in the amount of $12.6 million, which is being amortized over 10 years, and developed software in the amount of $0.9 million, which is being amortized over 5 years. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired resulted in $104.9 million of non-tax deductible goodwill.

As a result of the acquisition of NIA, the Company approved an exit plan for certain NIA operations and activities. The Company’s plan to exit certain facilities of NIA resulted in assumed liabilities of $0.6 million to terminate an initial estimate of 20 employees and $0.4 million to close excess facilities, which were recorded based on Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Such assumed liabilities are reflected in accrued liabilities in the consolidated financial statements. A rollforward of exit plan liabilities assumed is as follows (in thousands):

	Balance January 31, 2006	Additions	Payments	Balance December 31, 2006
Type of Cost
Employee severance and termination benefits	$572	$—	$(423)	$149
Lease termination and other costs	362	—	(110)	252
	$934	$—	$(533)	$401

Acquisition of ICORE Healthcare, LLC

On July 31, 2006, the Company acquired all of the outstanding units of membership interest of ICORE, a specialty pharmaceutical management company, and ICORE became a wholly-owned subsidiary. The Company reports the results of operations of ICORE in the Specialty Pharmaceutical Management segment.

The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE’s management team, (i) $161 million of cash at closing; (ii) $24 million of Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the “Deferred Payment”) on the third anniversary of the closing, subject to any indemnity claims Magellan may have under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the “Working Capital Payments”), which is currently estimated to be $19.9 million and which is payable in installments ending 30 days after the final reconciliation of working capital is determined on the first anniversary of the closing; and (v) a potential earn-out of up to $75 million (the “Earn-Out”) , provided the unitholders do not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $19.9 million of estimated Working Capital Payments were recorded as purchase price. The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period. The Deferred Payment and the remaining estimated Working Capital Payments are included in Deferred Credits and Other Long-Term Liabilities and in Accrued Liabilities, respectively, on the Company’s accompanying consolidated balance sheet as of December 31, 2006. The Earn-Out has two parts: (i) up to $25 million based on earnings for the 18 month period ending December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The Earn-Out, if earned, is payable 33 percent in cash and 67 percent in Magellan restricted stock that vests over two years after issuance. Any Earn-Out will be recognized as compensation expense over the applicable period that it is earned, because in order for potential recipients to receive any Earn-Out consideration, they must be employed by the Company at the time such consideration is distributed.

The estimated fair values of ICORE assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets	$32,088
Property and equipment, net	752
Other assets	31
Goodwill	142,276
Other identified intangible assets	44,000
Total assets acquired	219,147
Liabilities assumed:
Current liabilities	12,149
Total liabilities assumed	12,149
Net assets acquired	$206,998

The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $44.0 million, consisting of customer contracts which are being amortized over 3 to 10 years. In addition, the excess of purchase price over tangible net assets and identified intangible assets acquired resulted in $142.3 million of tax deductible goodwill.

Pro Forma Financial Information

The following unaudited supplemental pro forma information represents the Company’s consolidated results of operations for the year ended December 31, 2005 as if the acquisitions of NIA and ICORE had occurred on January 1, 2005 and for the year ended December 31, 2006 as if the acquisition of ICORE had occurred on January 1, 2006, in all cases after giving effect to certain adjustments including interest income, depreciation and amortization, and stock compensation expense. The results of NIA have been included in the Company’s consolidated financial statements since January 31, 2006, the date of acquisition. Had NIA’s results of operations been included in the Company’s results of operations since January 1, 2006, there would have been no material effect on the Company’s consolidated results of operations.

Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of NIA and ICORE occurred on January 1, 2005 and 2006 (in thousands):

	Pro Forma
	(unaudited)
	Year Ended
	December 31,
	2005	2006
Net revenue	$1,908,037	$1,757,307
Net income	$112,519	$86,208
Income per common share—basic:	$3.13	$2.32
Income per common share—diluted:	$2.99	$2.22

4.                 Discontinued Operations

The Company has accounted for the disposal of the discontinued segments under SFAS 144 which requires that the results of continuing operations be reported separately from those of discontinued

operations for all periods presented and that any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations.

As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations. The summary of the income (loss) from the discontinued operations segments for the years ended December 31, 2004, 2005 and 2006 is as follows (in thousands):

	2004	2005	2006
Net revenue	$118	$1,313	$—
Salaries, cost of care and other operating expenses(1)	3,588	(1,336)	—
Income tax provision(benefit)	(1,429)	1,052	—
Income (loss) from discontinued operations	$(2,041)	$1,597	$—

(1)          Interest expense has not been allocated to discontinued operations.

The remaining assets and liabilities of the Company’s discontinued operations segments at December 31, 2005 included, among other things, (i) cash and cash equivalents of $0.5 million; (ii) restricted cash of $0.6 million; (iii) investment in provider joint ventures of $1.9 million; (iv) note receivable of $3.0 million; and (v) accounts payable and accrued liabilities of $2.5 million.

The remaining assets and liabilities of the Company’s discontinued operations segments at December 31, 2006 included, among other things, (i) cash and cash equivalents of $0.5 million; (ii) restricted cash of $0.6 million; (iii) investment in provider joint ventures of $0.6 million; and (iv) accounts payable and accrued liabilities of $0.8 million.

5.                 Benefit Plans

The Company has a defined contribution retirement plan (the “401(k) Plan”). Employee participants can elect to contribute up to 75 percent of their compensation, subject to IRS deferral limitations, to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee’s contribution up to 6 percent of their annual compensation. Additionally, the Company can elect to make a discretionary contribution of up to 2 percent of each eligible employee’s compensation. The Company recognized $3.0 million, $3.1 million and $3.4 million of expense for the years ended December 31, 2004, 2005 and 2006, respectively, for matching contributions to the 401(k) Plan.

6.                 Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations at December 31, 2005 and 2006 consisted of the following (in thousands):

	2005	2006
Credit Agreement:
Revolving Loan Facility due through 2008	$—	$—
Term Loan Facility (7.11% at December 31, 2006) due through 2008	62,500	37,500
4.36% to 7.17% capital lease obligations due through 2008	584	4,413
	63,084	41,913
Less current maturities of long-term debt and capital lease obligations	(25,194)	(27,907)
	$37,890	$14,006

The aggregate scheduled maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Years Ended December 31,
2007	$27,907
2008	14,006
$41,913

Credit Agreement

On the Effective Date, the Company repaid amounts outstanding under the Old Credit Agreement totaling $160.8 million utilizing proceeds from the new credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the “Credit Agreement”) and the additional capital provided by the Plan.

The Credit Agreement provides for a Term Loan Facility, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $50.0 million. As of December 31, 2006, the Company had $37.5 million outstanding under the Term Loan Facility. On the Effective Date, the Company incurred deferred financing fees of $7.4 million related to the Credit Agreement. Effective September 29, 2004, the Credit-Linked Facility was reduced from $80 million to its current amount of $50 million. The Company accounted for the reduction of the Credit-Linked Facility in accordance with EITF Issue No. 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” and accordingly, wrote off $0.8 million of deferred financing fees associated with the Credit Agreement and will amortize the remaining unamortized deferred financing fees relating to the Credit Agreement over the remaining term of the Credit Agreement. Borrowings under the Credit Agreement will mature on August 15, 2008 and quarterly principal payments are required on the Term Loan Facility. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of December 31, 2006, the Company had issued letters of credit in the amount of $36.4 million, resulting in unutilized commitments under the Credit-Linked Facility of $13.6 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

On October 25, 2004, the Credit Agreement was amended to reduce the annual interest rate on borrowings under the Term Loan Facility and on the Credit-Linked Facility, each by 1.25 percent. On April 25, 2006 and July 24, 2006 the annual interest rate on borrowings was further reduced to reflect upgrades in the Company’s credit ratings. As a result, the annual interest rate on borrowings under the Term Loan Facility fluctuates at a rate equal to the sum of (i) a borrowing margin of 1.75 plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight “federal funds” rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. As of December 31, 2006, all loans under the Term Loan Facility were Eurodollar denominated loans at a borrowing rate of 7.11 percent. The commitment fee on the Credit-Linked Facility is equal to the sum of 1.75 percent plus an additional amount that is based on the administrative costs and term of the Credit-Linked Facility. As of December 31, 2006, the commitment fee on the Credit-Linked Facility was 1.87 percent.

On December 6, 2005, the Credit Agreement was amended to increase the permitted aggregate price paid for acquisitions allowed under the Credit Agreement from $50 million to $200 million, provided that certain conditions are met, and to allow the Company to dissolve or liquidate certain of its subsidiaries which have no or immaterial assets. The purchase of NIA in 2006 used a portion of such amount available for permitted acquisitions, and thus reduced the amount available for future permitted acquisitions under the Credit Agreement. On July 11, 2006, the Credit Agreement was further amended to allow the purchase of ICORE in addition to the permitted price paid for acquisitions allowed under the Credit Agreement. If the Company identifies a potential acquisition which exceeds the remaining amount available for permitted acquisitions, the Company will either have to obtain an amendment to the Credit Agreement or a waiver to this requirement.

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

The Company incurs a commitment fee on the Revolving Loan Facility ranging from 0.50 percent to 0.75 percent of the total available amount under the facility. The commitment fee percentage varies with the percentage of unutilized amounts under the Revolving Loan Facility. In addition, the Company incurs a fee in the amount of 0.125% for all letters of credit issued. The obligations of the Company and the Subsidiary Guarantors (as defined in the Credit Agreement) under the Credit Agreement are unconditionally and irrevocably guaranteed by, subject to certain exceptions, each wholly-owned subsidiary of the Company. In addition, security interests in and pledges of or liens on substantially all the material tangible and intangible assets of the guarantors, subject to certain exceptions, secure the Revolving Loan Facility, the Term Loan Facility, Credit-Linked Facility and the guarantees.

Capital Lease Obligations

The Company’s capital lease obligations represent amounts due under leases for certain software and computer equipment. The recorded gross cost of other capital leased assets was $0.9 million and $4.9 million at December 31, 2005 and 2006, respectively.

7.                 Stockholders’ Equity

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

Stock Compensation

At December 31, 2005 and  2006, the Company had equity-based employee incentive plans, which are described below.

Stock Option Awards

On the Effective Date, the Company established the 2003 Management Incentive Plan (“2003 MIP”) which allows for the issuance of up to 6,373,689 shares of common stock pursuant to stock options or stock grants. During 2004, the Company granted options for the purchase of 4.4 million shares of common stock at a weighted average grant date fair value of approximately $14.61 per share. These options vest ratably on each anniversary date over the three to four years subsequent to grant, and had a 10 year life. During 2005, the Company granted options for the purchase of 1.1 million shares of common stock at a weighted average grant date fair value of approximately $10.90 per share. These options vest ratably on each anniversary date over the four years subsequent to grant, and have a 10 year life. Other than the 2004 Options (defined below) and certain options granted under the 2006 MIP (defined below), options granted by the Company have exercise prices equal to the fair market value on the date of grant.

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

The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options under SFAS 123 had been applied in measuring stock compensation cost for equity awards for the years ended December 31, 2004 and 2005 (in thousands, except per share data):

	2004	2005
Net income, as reported	$64,315	$130,589
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14,990	14,462
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(18,783)	(20,766)
Pro forma net income	$60,522	$124,285
Income per common share:
Basic—as reported	$1.82	$3.63
Basic—pro forma	$1.71	$3.46
Diluted—as reported	$1.77	$3.46
Diluted—pro forma	$1.66	$3.30

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

The 2006 MIP, which is similar to the Company’s 2003 MIP, authorizes the issuance of equity awards covering a total of 2,750,000 shares of the Company’s common stock, no more than 300,000 shares of which may be restricted stock or restricted stock units. A restricted stock unit is a notional account representing the right to receive a share of Ordinary Common Stock (or, at the Company’s option, cash in lieu thereof) at some future date. The Director Plan covers 120,000 shares of the Company’s common stock, no more than 15,000 of which may be restricted stock or restricted stock units, and provides for the issuance of options and restricted stock or restricted stock units to directors immediately following each annual meeting of shareholders in 2006 and 2007. The ESPP is a noncompensatory plan and covers 100,000 shares of the Company’s common stock and permits employees of the Company to purchase Common Stock at a 5 percent discount. The initial period of activity for the ESPP was August 1, 2006 through December 31, 2006.

SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In the year ended December 31, 2006, the tax deductions related to stock compensation expense were not recognized because of the availability of NOLs, and thus there were no such financing cash flows reported.

The weighted average grant date fair value of substantially all stock options granted during the year ended December 31, 2006 was $14.27 as estimated using the Black Scholes-Merton option pricing model based on the following weighted average assumptions:

Risk-free interest rate	4.80%
Expected life	4 years
Expected volatility	29.90%
Expected dividend yield	0.00%

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

Summarized information related to the Company’s stock options for the year ended December 31, 2006 is as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining Contractual	Value
	Options	Price	Term (in years)	(in thousands)
Outstanding, beginning of period	4,014,711	$18.50
Granted	1,705,270	37.40
Cancelled	(214,306)	25.56
Exercised	(515,168)	18.68
Outstanding, end of period	4,990,507	$24.64	5.17	$93,237
Vested and expected to vest at end of period	4,790,456	$24.46	5.12	$90,335
Exercisable, end of period	181,576	$34.37	8.09	$1,606

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company’s closing stock price on the last trading day of 2006 of $43.22 and the exercise price) for all in-the-money options as of December 31, 2006. This amount changes based on the fair market value of the Company’s stock. The total pre-tax intrinsic value of options exercised (based on the difference between the Company’s closing stock price on the day the option was exercised and the exercise price) during the year ended December 31, 2006 was $10.5 million.

As of December 31, 2006, there was $25.2 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.25 years. The total fair value of options vested during the year ended December 31, 2006 was $8.8 million.

During the year ended December 31, 2006, the Company granted 909,510 options to members of management at a weighted average grant date fair value of approximately $13.35 and at an exercise price of $38.52, which was equal to the price of the Company’s stock on February 24, 2006, the date that the option grants were approved by the board of directors of the Company.

The Company granted an additional 199,463 options pursuant to the January 31, 2006 acquisition of NIA, including 99,463 Incentive Stock Options (“ISOs”). The weighted average grant date fair value of the 100,000 options, other than ISOs, granted to NIA employees was approximately $11.01. The 99,463 ISOs were granted to three employees previously employed by NIA in exchange for outstanding NIA incentive stock options held by such individuals and were granted at exercise prices that ranged from $4.44 to $7.66 per share, which prices were determined based on the exercise price of the NIA options exchanged times the exchange ratio equal to the price of the Company’s stock at closing to the purchase price per share of NIA paid by the Company in the acquisition. The options had a weighted average grant date fair value of approximately $32.24. Stock compensation expense related to the ISOs for the year ended December 31, 2006 was approximately $2.4 million.  The remaining 596,297 options granted to management and the directors of the Company in the year ended December 31, 2006 were granted at exercise prices which equaled the fair market value of the Company’s Ordinary Common Stock on the respective grant dates, which included options to purchase 249,455 shares granted upon exercise of 2004 Options (defined below) pursuant to the amendments as described below.

Substantially all of the Company’s options granted during the year ended December 31, 2006 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

At December 31, 2006, 2,440,184 shares of the Company’s common stock remain available for future grant under the Company’s 2003 MIP and the 2006 MIP. At December 31, 2006, 73,758 shares of the Company’s common stock remain available for future grant under the Director Plan. Summarized information relative to the Company’s stock options outstanding on December 31, 2006 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Price		Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$4.44	$ 7.66	99,463	9.08	$4.81	—	$—
$10.43	$10.43	826,006	1.00	10.43	—	—
$11.91	$11.91	963,942	1.00	11.91	—	—
$12.39	$23.52	628,887	1.62	15.17	—	—
$29.01	$34.42	135,335	8.49	30.85	29,759	30.94
$34.57	$34.57	682,092	8.18	34.57	117,600	34.57
$34.98	$38.21	379,619	8.85	37.31	34,217	36.69
$38.52	$38.52	909,135	9.36	38.52	—	—
$39.07	$47.86	353,097	9.57	43.25	—	—
$48.63	$48.63	12,931	9.66	48.63	—	—
		4,990,507	5.17	$24.64	181,576	$34.37

Restricted Stock Awards

During the year ended December 31, 2005, the Company granted 140,636 shares of restricted stock pursuant to the 2003 MIP, 14,507 of which were vested and 126,129 of which vest ratably on each anniversary date over the four years subsequent to grant.

On July 31, 2006, pursuant to the Company’s purchase of ICORE, the Company granted to the unitholders of ICORE, 543,879 shares of restricted stock of the Company valued at $24.0 million, which stock will vest over three years, provided that the unitholders do not earlier terminate their employment with the Company. The remaining 6,750 restricted stock awards granted in the year ended December 31, 2006 vest ratably on each anniversary date over the three years subsequent to grant. As of December 31, 2006, there was $23.4 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.52 years.

Summarized information related to the Company’s nonvested restricted stock awards for the years ended December 31, 2005 and 2006 is as follows:

	2005		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	—	$—	115,257	$34.06
Awarded	140,636	34.06	550,629	44.06
Vested	(14,507)	34.06	(28,256)	34.05
Forfeited	(10,872)	34.06	(8,396)	34.57
Outstanding, ending of period	115,257	$34.06	629,234	$42.80

Restricted Stock Units

During the year ended December 31, 2006, the Company granted 121,080 restricted stock units pursuant to the 2006 MIP and Director Plan which vest ratably on each anniversary date over the three years subsequent to grant. As of December 31, 2006, 121,032 of such restricted stock units were outstanding and there was $1.7 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.17 years.

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

In addition, the 2004 Options issued to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Senior Executives”) were also amended to defer until January 5, 2007 the exercisability of all but 137,398 of their options that vested in January 2006. This deferral was agreed upon in connection with the waiver by the Company of the restriction on sale before January 5, 2007 of 413,003 shares held by the Senior Executives, that they had previously acquired upon exercise of a portion of their 2004 Options that vested in January 2005.

In connection with these amendments, the Company agreed to grant new options to option holders, other than the Senior Executives, upon exercise of their 2004 Options. The new options will be in an amount equal to the number of options exercised, will have exercise prices equal to the market price on the date of grant and will vest ratably on each anniversary date over the three years subsequent to grant. In the year ended December 31, 2006, options to purchase 249,455 shares were granted pursuant to these amendments upon exercise of 2004 Options during this period.

Common Stock Warrants

Under the Plan, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011 (“2004 Warrants”). As of December 31, 2006, 570,381 of these 2004 Warrants remain outstanding. Also on the Effective Date and pursuant to the Plan, the Company entered into a warrant agreement with Aetna whereby Aetna had the option to purchase, between January 1, 2006 and January 5, 2009, 230,000 shares of Ordinary Common Stock at a purchase price of $10.48 per share. On January 30, 2006, Aetna effected a cashless exercise for all of their warrants, which resulted in 150,815 shares being issued to Aetna.

The following table summarizes the common stock warrants in effect as of December 31, 2006:

				Approximate
		Exercise Price		Fair Market Value
Description	Shares	Per Share	Expiration Date	Per Warrant
2004 Warrants	570,381	$30.46	January 5, 2011	$9.44

The fair values of the common stock warrants were estimated on the date of their grant/acquisition using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

2004 Warrants
Risk-free interest rate	3.92%
Expected life	7 years
Expected volatility	39.5%
Expected dividend yield	0.0%

Income Per Common Share

The following table reconciles income (numerator) and shares (denominator) used in the Company’s computations of income per share from continuing operations for the years ended December 31, 2004, 2005 and 2006 (in thousands, except per share amounts):

	2004	2005	2006
Numerator:
Income from continuing operations	$66,356	$128,992	$86,262
Denominator:
Weighted average number of common shares outstanding—basic	35,367	35,966	36,986
Common stock equivalents—stock options	797	1,506	1,446
Common stock equivalents—warrants	197	212	148
Common stock equivalents—restricted stock	—	7	28
Common stock equivalents—restricted stock units	—	—	13
Weighted average number of common shares outstanding—diluted	36,361	37,691	38,621
Income from continuing operations per common share—basic	$1.88	$3.59	$2.33
Income from continuing operations per common share—diluted	$1.83	$3.42	$2.23

The weighted average number of common shares outstanding for the years ended December 31, 2004, 2005 and 2006 was calculated using outstanding shares of the Company’s Ordinary Common Stock and Multi-Vote Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2004, 2005 and 2006 represent stock options to purchase shares of the Company’s Ordinary Common Stock, restricted stock awards and restricted stock units, stock purchased under the ESPP and shares of Ordinary Common Stock related to certain warrants issued on the Effective Date.

8.                 Income Taxes

The provision for income taxes related to continuing operations for the years ended December 31, 2004, 2005 and 2006 consisted of the following (in thousands):

	2004	2005	2006
Income taxes currently payable:
Federal	$8,110	$6,515	$5,305
State	2,943	1,999	2,420
	11,053	8,514	7,725
Deferred income taxes:
Federal	44,934	67,381	50,961
State	8,848	6,510	4,009
	53,782	73,891	54,970
	$64,835	$82,405	$62,695

A reconciliation of the Company’s income tax provision for continuing operations to that computed by applying the statutory federal income tax rate for the years ended December 31, 2004, 2005 and 2006 is as follows (in thousands):

	2004	2005	2006

Income tax provision at federal statutory income tax rate	$46,038	$74,009	$52,120
State income taxes, net of federal income tax benefit	11,791	8,508	6,429
Other—net	7,006	(112)	4,146
Income tax provision	$64,835	$82,405	$62,695

For federal income tax purposes, the cancellation of indebtedness event with respect to the discharge of the Old Subordinated Notes in the bankruptcy occurred on the Effective Date and the actual attribute reduction calculation, if any, as set forth under Internal Revenue Code Section 108 occurred immediately after December 31, 2004 (the taxable year of discharge) and generally after determining the income tax liability for 2004.

After consideration of the effect of bankruptcy emergence, including the effect of cancellation of indebtedness income and the related attribute reduction effects as provided under Internal Revenue Code Section 108, the Company estimates that it has reportable federal NOLs as of December 31, 2006 of approximately $357.8 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2025 and are subject to examination and adjustment by the Internal Revenue Service. In addition, the Company’s utilization of such NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will materially limit the Company’s ability to use any federal NOLs before they expire. In accordance with SOP 90-7, subsequent (post-bankruptcy) utilization by the Company of deferred tax assets, inclusive of NOLs, that existed prior to the Company’s emergence from bankruptcy on January 5, 2004 will be accounted for as reductions to goodwill and, therefore, does not impact income tax provision. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

Historically, the Company’s lack of a sufficient history of profitable operations subsequent to its emergence from bankruptcy created uncertainty as to the Company’s ability to realize its deferred tax assets, inclusive of NOLs. Accordingly, as of December 31, 2005,  the Company’s valuation allowances were $167.2 million and covered substantially all of its deferred tax assets, net of tax liabilities.

As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. As a result, the Company reversed $94.8 million of its deferred tax asset valuation allowance, which resulted in a reduction to goodwill. As of December 31, 2006, the Company’s valuation allowance was $18.6 million, which mostly relates to certain state NOLs and other state deferred tax assets.

The Company considered a number of factors in its decision to reverse these valuation allowances, including its anticipated level of profitability in the future and its cumulative profitability since its emergence from bankruptcy. The amount of the deferred tax asset considered realizable and the decision to reverse the valuation allowance required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company’s financial condition and results of operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2006 are as follows (in thousands):

	2005	2006
Deferred tax assets:
Goodwill and intangible assets	$60,183	$46,271
Operating loss carryforwards	166,672	124,657
Stock compensation	6,892	16,245
Non-deductible book accruals	7,474	14,975
Refundable tax credits	8,403	11,156
Other	15,252	10,054
Total deferred tax assets	264,876	223,358
Valuation allowance	(167,174)	(18,639)
Deferred tax assets after valuation allowance	97,702	204,719
Deferred tax liabilities:
Property and depreciation	(21,193)	(22,457)
Other	(486)	(35)
Total deferred tax liabilities	(21,679)	(22,492)
Net deferred tax assets	$76,023	$182,227

The Company’s valuation allowance for deferred tax assets decreased by $148.5 million during 2006, mainly due to the reversal of valuation allowances during the year, as previously discussed.

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

9.                 Special Charges (Benefits)

Special charges (benefits) incurred by the Company principally relate to restructuring activities, which are discussed further below. The Company had no special charge activity for the year ended December 31, 2006. A summary of the Company’s special charges (benefits) for the years ended December 31, 2004 and 2005 is as follows (in thousands):

	2004	2005(1)
Restructuring activity	$5,038	$(556)

(1)          Special benefits for the year ended December 31, 2005 includes a credit of $0.6 million, primarily related to the reversal of previously accrued lease costs due to a lease termination agreement which was executed in 2005.

During the year ended December 31, 2004, the Company’s restructuring activities resulted in the recognition of special charges of $5.0 million, which consisted of (i) $2.7 million to terminate 143 employees, and (ii) $2.3 million to downsize and close excess facilities.

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

A roll-forward of restructuring liabilities is as follows (in thousands):

	Balance			Balance
	December 31,			December 31,
Type of Cost	2003	Additions	Payments	2004
Employee severance and termination benefits	$5,071	$2,743	$(6,948)	$866
Lease termination and other costs	247	2,295	(1,094)	1,448
	$5,318	$5,038	$(8,042)	$2,314

	Balance			Balance
	December 31,			December 31,
Type of Cost	2004	Additions(1)	Payments	2005
Employee severance and termination benefits	$866	$(154)	$(712)	$—
Lease termination and other costs	1,448	(402)	(1,046)	—
	$2,314	$(556)	$(1,758)	$—

(1)          Additions for the year ended December 31, 2005 includes a credit of $0.6 million, related to the reversal of previously accrued lease costs due to a lease termination agreement which was executed in 2005.

10.          Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2004, 2005 and 2006 is as follows (in thousands):

	2004	2005	2006
Income taxes paid, net of refunds	$6,579	$6,779	$6,688
Interest paid	$31,547	$34,333	$5,462
Assets acquired through capital leases	$1,858	$315	$4,030

11.          Commitments and Contingencies

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

The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policies have a one-year term for the period November 30, 2006 through November 30, 2007. The general liability policies are written on an “occurrence” basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability policy is written on a “claims-made” basis, subject to a $0.05 million per claim un-aggregated self-insured retention.

The Company is responsible for claims within its self-insured retentions, and for portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization.

Regulatory Issues

The specialty managed healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations and insurers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as regulatory actions unknown or unasserted at this time.

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

At December 31, 2006, aggregate amounts of future minimum payments under operating leases were as follows: 2007—$16.0 million; 2008—$14.5 million; 2009—$12.2 million; 2010—$11.7 million; 2011—$8.0 million; 2012 and beyond—$5.0 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

Rent expense for continuing operations was $20.6 million, $20.5 million and $15.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. Rent expense for discontinued operations was $0.1 million, $0.1 million and $0.0 million for the years ended December 31, 2004, 2005 and 2006, respectively.

12.          Certain Relationships and Related Transactions

Robert M. Le Blanc, a Director of the Company, is affiliated with Onex, which formerly owned 8.5 million shares of Multi-Vote Common Stock of the Company. As discussed in Note 1—“General,” Onex sold all of its holdings in the Company during 2005.

13.          Business Segment Information

The accounting policies of the Company’s segments are the same as those described in Note 1—“General.” The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

				Corporate
	Health		Public	and
	Plan	Employer	Sector	Other	Consolidated
Year Ended December 31, 2004
Net revenue	$904,872	$135,676	$754,854	$—	$1,795,402
Cost of care	(484,047)	(37,168)	(669,379)	—	(1,190,594)
Direct service costs	(170,635)	(66,479)	(40,884)	—	(277,998)
Other operating expenses	—	—	—	(122,025)	(122,025)
Equity in earnings of unconsolidated subsidiaries	5,277	—	—	—	5,277
Stock compensation expense(1)	504	185	356	22,107	23,152
Segment profit (loss)	$255,971	$32,214	$44,947	$(99,918)	$233,214
Identifiable assets by business segment:
Restricted cash	$1,694	$3,996	$98,592	$132	$104,414
Net accounts receivable	18,069	17,620	21,977	1,184	58,850
Investments	9,918	446	25,355	310,371	346,090
Investment in unconsolidated subsidiaries	10,989	—	—	—	10,989
Goodwill	368,210	—	—	—	368,210

				Corporate
	Health		Public	and
	Plan	Employer	Sector	Other	Consolidated
Year Ended December 31, 2005
Net revenue	$907,796	$127,090	$773,117	$—	$1,808,003
Cost of care	(501,831)	(30,256)	(672,572)	—	(1,204,659)
Direct service costs	(163,026)	(64,660)	(29,812)	—	(257,498)
Other operating expenses	—	—	—	(120,035)	(120,035)
Equity in earnings of unconsolidated subsidiaries	4,350	—	—	—	4,350
Stock compensation expense(1)	519	108	337	14,843	15,807
Segment profit (loss)	$247,808	$32,282	$71,070	$(105,192)	$245,968
Identifiable assets by business segment:
Restricted cash	$1,319	$5,246	$142,579	$579	$149,723
Net accounts receivable	16,323	13,104	11,863	1,138	42,428
Investments	11,149	359	24,050	203,492	239,050
Investment in unconsolidated subsidiaries	15,339	—	—	—	15,339
Goodwill	290,192	—	—	—	290,192

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Year Ended December 31, 2006
Net revenue	$656,022	$128,746	$808,657	$41,617	$55,228	$—	$1,690,270
Cost of care	(363,121)	(28,945)	(689,014)	—	—	—	(1,081,080)
Cost of goods sold	—	—	—	—	(41,809)	—	(41,809)
Direct service costs	(105,981)	(67,723)	(36,321)	(40,136)	(7,437)	—	(257,598)
Other operating expenses	—	—	—	—	—	(127,880)	(127,880)
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	—	390
Stock compensation expense(1)	1,313	282	647	3,739	3,577	24,433	33,991
Segment profit (loss)	$188,623	$32,360	$83,969	$5,220	$9,559	$(103,447)	$216,284
Identifiable assets by business segment:
Restricted cash	$28,521	$1,200	$108,555	$—	$—	$2,756	$141,032
Net accounts receivable	10,784	17,256	16,396	494	25,348	162	70,440
Investments	4,909	309	21,757	—	—	28,550	55,525
Goodwill	127,242	—	—	104,863	142,276	—	374,381

(1)           Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
Segment profit	$233,214	$245,968	$216,284
Stock compensation expense	(23,152)	(15,807)	(33,991)
Depreciation and amortization	(42,489)	(49,088)	(48,862)
Interest expense	(37,124)	(44,005)	(7,292)
Interest income	6,127	17,464	17,628
Gain on sale of assets	—	56,367	5,148
Special charges	(5,038)	556	—
Income from continuing operations before income taxes and minority interest	$131,538	$211,455	$148,915

14.          Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2006:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(in thousands, except per share amounts)
Year Ended December 31, 2005
Net revenue	$452,754	$464,544	$454,266	$436,439
Cost and expenses:
Cost of care	304,208	316,921	299,134	284,396
Direct service costs and other operating expenses(1)	92,471	94,620	91,867	98,575
Equity in earnings (loss) of unconsolidated subsidiaries	(1,449)	(1,503)	(1,759)	361
Depreciation and amortization	11,218	13,573	12,161	12,136
Interest expense	8,639	8,611	8,711	18,044
Interest income	(3,033)	(3,899)	(4,995)	(5,537)
Gain on sale of assets	—	—	—	(56,367)
Special charges (benefits)	—	—	(556)	—
	412,054	428,323	404,563	351,608
Income from continuing operations before income taxes and minority interest	40,700	36,221	49,703	84,831
Provision for income taxes	17,552	15,316	16,828	32,709
Income from continuing operations before minority interest	23,148	20,905	32,875	52,122
Minority interest, net	68	4	(25)	11
Income from continuing operations	23,080	20,901	32,900	52,111
Income from discontinued operations, net of income taxes	14	816	696	71
Net income	$23,094	$21,717	$33,596	$52,182
Weighted average number of common shares outstanding—basic	35,403	35,567	36,436	36,474
Weighted average number of common shares outstanding—diluted	36,847	36,980	37,605	37,712
Income per common share—basic:
Income from continuing operations	$0.66	$0.59	$0.90	$1.43
Income from discontinued operations	$—	$0.02	$0.02	$—
Net income	$0.66	$0.61	$0.92	$1.43
Income per common share—diluted:
Income from continuing operations	$0.63	$0.57	$0.87	$1.38
Income from discontinued operations	$—	$0.02	$0.02	$—
Net income	$0.63	$0.59	$0.89	$1.38

(1)          Includes stock compensation expense of  $3,750, $4,419, $3,855 and $3,783 for the quarters ended March 31, June 30, September 30, and December 31,  2005, respectively.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(in thousands, except per share amounts)
Year Ended December 31, 2006
Net revenue	$400,596	$398,933	$429,487	$461,254
Cost and expenses:
Cost of care	269,835	262,706	271,905	276,634
Cost of goods sold			15,212	26,597
Direct service costs and other operating expenses(1)	87,468	92,698	96,661	108,651
Equity in earnings of unconsolidated subsidiaries	(390)	—	—	—
Depreciation and amortization	10,657	11,333	13,096	13,776
Interest expense	1,969	1,721	1,807	1,795
Interest income	(4,217)	(4,921)	(4,280)	(4,210)
Gain on sale of assets	(4,745)	(403)	—	—
	360,577	363,134	394,401	423,243
Income from continuing operations before income taxes and minority interest	40,019	35,799	35,086	38,011
Provision for income taxes	17,704	15,575	13,890	15,526
Income from continuing operations before minority interest	22,315	20,224	21,196	22,485
Minority interest, net	—	—	(40)	(2)
Net income	$22,315	$20,224	$21,236	$22,487
Weighted average number of common shares outstanding—basic	36,704	36,999	37,096	37,144
Weighted average number of common shares outstanding—diluted	38,101	38,599	39,023	38,762
Income per common share—basic:
Net income	$0.61	$0.55	$0.57	$0.61
Income per common share—diluted:
Net income	$0.59	$0.52	$0.54	$0.58

(1)   Includes stock compensation expense of  $5,500, $6,594, $8,939 and $12,958 for the quarters ended March 31, June 30, September 30, and December 31,  2006, respectively.

MAGELLAN HEALTH SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition	Deduction		Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$5,178	$491	(3)	$(1,952	)(1)	$—	$(1,610	)(2)	$2,107
Year ended December 31, 2005:
Allowance for doubtful accounts	2,107	660	(3)	(230	)(1)	—	(95	)(2)	2,442
Year ended December 31, 2006:
Allowance for doubtful accounts	2,442	296	(3)	(1,043	)(1)	—	(193	)(2)	1,502

(1)          Recoveries of accounts receivable previously written off.

(2)          Accounts written off.

(3)          Bad debt expense.

S-1