Form 10-Q
period 2007-03-31
MAGELLAN HEALTH SERVICES INC
filed 2007-04-27
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MarkOne)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s Ordinary Common Stock outstanding as of March 31, 2007 was 39,104,548.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	March 31,
	2006	2007
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$163,737	$208,954
Restricted cash	141,032	156,520
Accounts receivable, less allowance for doubtful accounts of $1,502 and $1,443 at December 31, 2006 and March 31, 2007, respectively	70,440	75,043
Short-term investments (restricted investments of $27,443 and $36,673 at December 31, 2006 and March 31, 2007, respectively)	52,529	50,594
Deferred income taxes	69,058	69,058
Other current assets (restricted deposits of $20,025 and $21,218 at December 31, 2006 and March 31, 2007, respectively)	38,778	38,503
Total Current Assets	535,574	598,672
Property and equipment, net	100,255	95,968
Long-term investments—restricted	2,996	3,029
Deferred income taxes	113,169	96,427
Other long-term assets	5,758	5,786
Goodwill	374,381	373,562
Other intangible assets, net	75,387	71,335
Total Assets	$1,207,520	$1,244,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,361	$23,527
Accrued liabilities	84,390	66,329
Medical claims payable	156,079	170,751
Other medical liabilities	30,336	37,463
Current maturities of long-term debt and capital lease obligations	27,907	26,433
Total Current Liabilities	321,073	324,503
Long-term debt and capital lease obligations	14,006	7,590
Deferred credits and other long-term liabilities	108,700	118,179
Minority interest	174	174
Total Liabilities	443,953	450,446
Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2006 and March 31, 2007—Issued and outstanding—37,792 shares and 39,105 shares at December 31, 2006 and March 31, 2007, respectively	378	391
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders’ Equity:
Additional paid-in capital	476,645	498,701
Retained earnings	281,166	289,858
Warrants outstanding	5,384	5,384
Accumulated other comprehensive loss	(6)	(1)
Total Stockholders’ Equity	763,567	794,333
Total Liabilities and Stockholders’ Equity	$1,207,520	$1,244,779

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
(In thousands, except per share amounts)

	2006	2007
Net revenue	$400,596	$487,004
Cost and expenses:
Cost of care	269,835	308,819
Cost of goods sold	—	34,117
Direct service costs and other operating expenses (1)	87,468	97,875
Equity in earnings of unconsolidated subsidiaries	(390)	—
Depreciation and amortization	10,657	13,652
Interest expense	1,969	1,852
Interest income	(4,217)	(5,187)
Gain on sale of assets	(4,745)	—
	360,577	451,128
Income from continuing operations before income taxes	40,019	35,876
Provision for income taxes	17,704	14,907
Net income	22,315	20,969
Other comprehensive income	210	5
Comprehensive income	$22,525	$20,974
Weighted average number of common shares outstanding—basic (See Note B)	36,704	38,231
Weighted average number of common shares outstanding—diluted (See Note B)	38,101	39,264
Net income per common share—basic	$0.61	$0.55
Net income per common share—diluted	$0.59	$0.53

(1)          Includes stock compensation expense of $5,500 and $6,787 for the three months ended March 31, 2006 and 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
(In thousands)

	2006	2007
Cash flows from operating activities:
Net income	$22,315	$20,969
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of assets	(4,745)	—
Depreciation and amortization	10,657	13,652
Equity in earnings of unconsolidated subsidiaries	(390)	—
Non-cash interest expense	347	347
Non-cash stock compensation expense	5,500	6,787
Non-cash income tax expense	15,938	13,973
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(22,044)	(15,488)
Accounts receivable, net	1,953	(4,944)
Other assets	4,984	(100)
Accounts payable and accrued liabilities	(10,126)	(10,767)
Medical claims payable and other medical liabilities	(4,460)	21,799
Other	(69)	(107)
Net cash provided by operating activities	19,860	46,121
Cash flows from investing activities:
Capital expenditures	(4,185)	(5,416)
Acquisitions and investments in businesses, net of cash acquired	(120,029)	(5,271)
Proceeds from sale of assets	20,475	—
Purchase of investments	(12,568)	(33,278)
Maturity of investments	171,672	35,580
Net cash provided by (used in) investing activities	55,365	(8,385)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(6,385)	(7,801)
Proceeds from exercise of stock options and warrants	5,218	15,615
Other	—	(333)
Net cash (used in) provided by financing activities	(1,167)	7,481
Net increase in cash and cash equivalents	74,058	45,217
Cash and cash equivalents at beginning of period	81,039	163,737
Cash and cash equivalents at end of period	$155,097	$208,954

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2007.

Business Overview

The Company is engaged in the specialty managed healthcare business, and its principal offices and operations are in the United States. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of its January 31, 2006 acquisition of National Imaging Associates, Inc. (“NIA’’) and its July 31, 2006 acquisition of ICORE Healthcare LLC (“ICORE’’), respectively. The Company’s business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare.   The Company’s managed behavioral healthcare business is composed of three of the Company’s segments, each as described further below. This line of business generally reflects the Company’s coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services, and (iii) employee assistance programs (“EAPs”) where the Company provides short-term outpatient counseling.

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

Employer.   The Managed Behavioral Healthcare Employer segment (“Employer”) generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral healthcare services, or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO but currently are primarily ASO.

Public Sector.   The Managed Behavioral Healthcare Public Sector segment (“Public Sector”) generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements.

Radiology Benefits Management.   The Company’s Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company’s radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan as well as to Medicaid recipients through a contract with a local governmental agency. All of the Company’s radiology benefits management revenue in 2006 and thus far in 2007 were from ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. The Company also offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services.

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

Managed Care Revenue

Managed care revenues approximated $400.6 million and $444.9 million for the three months ended March 31, 2006 and 2007, respectively.

Distribution Revenue

During the three months ended March 31, 2007, the Company generated $37.9 million of revenue from the distribution of specialty pharmaceutical drugs on behalf of health plans.

Performance-based Revenue

Performance-based revenues were $3.6 million and $2.1 million for the three months ended March 31, 2006 and 2007, respectively.

Significant Customers

The Company’s contracts with the State of Tennessee’s TennCare program (“TennCare”) and with subsidiaries of WellPoint, Inc. (“WellPoint”), each generated revenues that exceeded, in the aggregate, ten percent of the Company’s consolidated net revenues for the three months ended March 31, 2006 and 2007. The Company also has a significant concentration of business from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare through contracts held by two of the Company’s wholly-owned subsidiaries that extend through June 30, 2007. The TennCare program is divided into three regions, and through March 31, 2007 the Company’s TennCare contracts encompassed all of the TennCare membership for all three regions. The Company recorded revenue of $108.5 million and $103.5 million during the three months ended March 31, 2006 and 2007, respectively, from its TennCare contracts.

As of April 1, 2007 primarily all of the membership in the Middle Grand Region has been re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its Request for Proposals (“RFP”) for the management of the integrated delivery of behavioral and physical medical care to these enrollees. The Company will continue to manage approximately 18,000 TennCare Select, DCS Custody and SSI Children in the Middle Grand Region under the terms of the existing contract. Additionally, the Company will continue to manage approximately 6,000 Standard Adults until TennCare disenrolls them as a result of the eligibility changes that were enacted in late 2005. For the three months ended March 31, 2007, revenue derived from TennCare enrollees residing in the Middle Grand Region that were re-assigned on April 1, 2007 amounted to $30.3 million.

Total revenue from the Company’s contracts with WellPoint was $48.0 million and $53.6 million during the three months ended March 31, 2006 and 2007, respectively, including radiology benefits management revenue of $2.5 million and $3.8 million, respectively.

One of the Company’s managed behavioral healthcare contracts with WellPoint, which generated revenue of $27.1 million for the three months ended March 31, 2007, was terminated by WellPoint effective March 31, 2007. WellPoint notified the Company that a second managed behavioral healthcare contract that is set to expire December 31, 2007 will not be renewed; this contract generated revenue of $21.2 million during the three months ended March 31, 2007. The Company has another managed behavioral healthcare contract with WellPoint that generated revenue of $1.5 million for the three months ended March 31, 2007, with a term expiring on December 31, 2007. The Company has not received notice of a change in the status of this contract

The Company derives a significant portion of its revenue from contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $62.1 million and $64.1 million for the three months ended March 31, 2006 and 2007, respectively.

No other managed behavioral healthcare customers generated revenue that exceeded 10 percent of the Company’s managed behavioral healthcare net revenues for the three months ended March 31, 2007.

Included in the Company’s Radiology Benefits Management line of business are two customers that exceeded 10 percent of the net revenues for this line of business for the three months ended March 31, 2006. Such customers generated $2.5 million and $1.0 million, respectively, of the net revenues for Radiology Benefits Management for the three months ended March 31, 2006. The second customer referenced above had contracts with the Company for three geographical markets, and such customer terminated the contracts for two of these markets effective December 31, 2006.

Included in the Company’s Radiology Benefits Management line of business are two customers that exceeded 10 percent of the net revenues for this line of business for the three months ended March 31, 2007. Such customers generated $3.8 million and $1.4 million, respectively, of the net revenues for Radiology Benefits Management for the three months ended March 31, 2007.

Included in the Company’s Specialty Pharmaceutical Management line of business are four customers that each exceeded 10 percent of the net revenues for this line of business for the three months ended March 31, 2007. The four customers generated $15.4 million, $8.6 million, $6.3 million and $5.9 million, respectively, of the net revenues for Specialty Pharmaceutical Management for the three months ended March 31, 2007.

Income Taxes

The Company’s effective income tax rate was 44.2 percent and 41.6 percent for the three months ended March 31, 2006 and 2007, respectively. The effective rates for the three months ended March 31, 2006 and 2007 differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $5.8 million in its liability for unrecognized tax benefits and a net decrease of $6.0 million to its deferred tax assets, which were recorded as a reduction to retained earnings of $12.3 million and a decrease to goodwill of $0.5 million.

The gross amount of unrecognized tax benefits as of the January 1, 2007 adoption date of FIN 48 was $110.0 million, of which $92.1 million ($86.6 million net of unrecognized indirect benefits) is included in deferred credits and other long-term liabilities and the remainder of which decreases the amount of long-term deferred income taxes. If the unrecognized tax benefits were to be realized, $23.7 million would impact the effective tax rate and the remainder would be recorded as a reduction to goodwill in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The Company is no longer subject to U.S. federal taxes for years prior to the fiscal year ended September 30, 2003, although the Company’s federal net operating loss carryovers for years prior thereto remain subject to examination by the Internal Revenue Service (“IRS”).

With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years prior to the fiscal year ended September 30, 2003. In addition, the statute of limitations regarding the assessment of state and local income taxes for the fiscal years ended September 30, 2003 and December 31, 2003 will expire during the current year. The Company anticipates that it is reasonably possible that up to $4.2 million of unrecognized tax benefits recorded as of January 1, 2007 could be reversed as a result of these statute expirations. Any reversals would be reflected as a discrete adjustment during the quarter in which the respective statute expiration occurs.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of the January 1, 2007 adoption date of FIN 48, the balance of accrued interest and penalties was $1.5 million.

In addition to the adjustments recorded as of January 1, 2007 with respect to the adoption of FIN 48, the Company recorded an increase of $4.3 million in its unrecognized tax benefits in the current period, relating primarily to projected current year increases in its unrecognized federal positions.

Stock Compensation

The Company measures stock compensation under FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). At December 31, 2006 and March 31, 2007, the Company had equity-based employee incentive plans, which are described more fully in Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Under SFAS 123R, the Company recorded stock compensation expense of $5.5 million and $6.8 million for the three months ended March 31, 2006 and 2007, respectively. Stock compensation expense recognized in the condensed consolidated statements of income for the three months ended March 31, 2006 and 2007 has been reduced for estimated forfeitures, estimated at four percent and two percent, respectively.

SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the three months ended March 31, 2006 and 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses (“NOLs”), and thus there were no such financing cash flows reported.

The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2007 was $12.04 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 28.4% based on the historical volatility of the Company’s stock price.

Summarized information related to the Company’s stock options for the three months ended March 31, 2007 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	4,990,507	$24.64
Granted	1,176,177	40.66
Cancelled	(21,783)	35.33
Exercised	(1,283,289)	12.17
Outstanding, end of period	4,861,612	31.76
Vested and expected to vest at end of period	4,746,646	31.64
Exercisable, end of period	1,558,708	$23.71

All of the Company’s options granted during the three months ended March 31, 2007 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards for the three months ended March 31, 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	629,234	$42.80
Awarded	—	—
Vested	(23,550)	34.53
Forfeited	(658)	34.57
Outstanding, ending of period	605,026	$43.13

Summarized information related to the Company’s nonvested restricted stock units for the three months ended March 31, 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	121,032	$40.33
Awarded	137,426	40.63
Vested	(38,486)	40.21
Forfeited	(641)	40.21
Outstanding, ending of period	219,331	$40.54

Restricted stock awards and restricted stock units  granted during the three months ended March 31, 2007 vest ratably on each anniversary date over the three years subsequent to grant.

There were no changes to outstanding warrants during the three months ended March 31, 2007.

Long Term Debt and Capital Lease Obligations

The Company’s credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the “Credit Agreement”) provides for a Term Loan Facility. At March 31, 2007, the annual interest rate on borrowings under the Term Loan Facility due through 2008 was 7.10% and the annual interest rate on the Company’s capital lease obligations due through 2008 was 4.36% to 7.17%.

Recent Accounting Pronouncements

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

NOTE B—Net Income per Common Share

The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2007
Numerator:
Net income	$22,315	$20,969
Denominator:
Weighted average number of common shares outstanding—basic	36,704	38,231
Common stock equivalents—stock options	1,301	839
Common stock equivalents—warrants	95	156
Common stock equivalents—restricted stock	1	16
Common stock equivalents—restricted stock units	—	22
Common stock equivalents—employee stock purchase plan	—	—
Weighted average number of common shares outstanding—diluted	38,101	39,264
Net income per common share—basic	$0.61	$0.55
Net income per common share—diluted	$0.59	$0.53

The weighted average number of common shares outstanding for the three months ended March 31, 2006 and 2007 was calculated using outstanding shares of the Company’s Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2006 and 2007 represent shares of Ordinary Common Stock related to certain warrants, stock options to purchase shares of the Company’s Ordinary Common Stock, restricted stock awards and restricted stock units, and stock to be purchased under the Employee Stock Purchase Plan.

NOTE C—Business Segment Information

The accounting policies of the Company’s segments are the same as those described in Note A—“General.” The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

				Radiology	Corporate
	Health		Public	Benefits	and
	Plan	Employer	Sector	Management	Other	Consolidated
Three Months Ended March 31, 2006
Net revenue	$157,787	$33,180	$201,899	$7,730	$—	$400,596
Cost of care	(86,276)	(8,155)	(175,404)	—	—	(269,835)
Direct service costs	(26,572)	(16,763)	(8,215)	(6,457)	—	(58,007)
Other operating expenses	—	—	—	—	(29,461)	(29,461)
Equity in earnings of
unconsolidated subsidiaries	390	—	—	—	—	390
Stock compensation expense(1)	238	68	153	207	4,834	5,500
Segment profit (loss)	$45,567	$8,330	$18,433	$1,480	$(24,627)	$49,183

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Three Months Ended March 31, 2007
Net revenue	$178,600	$31,213	$224,374	$10,731	$42,086	$—	$487,004
Cost of care	(105,776)	(6,823)	(196,220)	—	—	—	(308,819)
Cost of goods sold	—	—	—	—	(34,117)	—	(34,117)
Direct service costs	(26,616)	(15,518)	(9,959)	(10,961)	(4,619)	—	(67,673)
Other operating expenses	—	—	—	—	—	(30,202)	(30,202)
Stock compensation expense(1)	392	116	211	462	2,052	3,554	6,787
Segment profit (loss)	$46,600	$8,988	$18,406	$232	$5,402	$(26,648)	$52,980

(1)          Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended
	March 31,
	2006	2007
Segment profit	$49,183	$52,980
Stock compensation expense	(5,500)	(6,787)
Depreciation and amortization	(10,657)	(13,652)
Interest expense	(1,969)	(1,852)
Interest income	4,217	5,187
Gain on sale of assets	4,745	—
Income from continuing operations before income taxes	$40,019	$35,876

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. (“Magellan”), and its majority-owned subsidiaries and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”) should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007.

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

•       the Company’s inability to integrate acquisitions in a timely and effective manner;

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

•       the Company’s ability to accurately predict and control healthcare costs, and to properly price the Company’s services;

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

•       government regulation;

•       the possible impact of additional regulatory scrutiny and liability associated with the Company’s Specialty Pharmaceutical Management segment;

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

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of Magellan’s Annual Report on Form 10-K for the year ended December 31, 2006. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Business Overview

The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of its January 31, 2006 acquisition of National Imaging Associates (“NIA”) and its July 31, 2006 acquisition of ICORE Healthcare LLC (“ICORE”), respectively. The Company’s business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare.   The Company’s managed behavioral healthcare business is composed of three of the Company’s segments, each as described further below. This line of business generally reflects the Company’s coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company, however, generally does not directly provide, or own any provider of, treatment services. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services, and (iii) employee assistance programs (“EAPs”) where the Company provides short-term outpatient counseling.

The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following three segments:

Health Plan.   The Managed Behavioral Healthcare Health Plan segment (“Health Plan”) generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. Health Plan’s contracts encompass either risk-based or ASO arrangements or both and provide for service to the commercial, Medicaid and Medicare members of the health plan. As of March 31, 2007, Health Plan’s covered lives were 7.7 million, 0.2 million and 20.2 million for risk-based, EAP and ASO products, respectively. For the three months ended March 31, 2007, Health Plan’s revenue was $146.8 million, $0.3 million and $31.5 million for risk-based, EAP and ASO products, respectively.

Employer.   The Managed Behavioral Healthcare Employer segment (“Employer”) generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral healthcare services, or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO but currently are primarily ASO. As of March 31, 2007, Employer’s covered lives were 0.1 million, 13.6 million and 0.5 million for risk-based, EAP and ASO products, respectively. For the three months ended March 31, 2007, Employer’s revenue was $1.5 million, $25.7 million and $4.0 million for risk-based, EAP and ASO products, respectively.

Public Sector.   The Managed Behavioral Healthcare Public Sector segment (“Public Sector”) generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of March 31, 2007, Public Sector’s covered lives were 1.9 million and 0.2 million for risk-based and ASO products, respectively. For the three months ended March 31, 2007, Public Sector’s revenue was $223.3 million and $1.1 million for risk-based and ASO products, respectively.

Risk contracts in the Public Sector segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan or Employer segments due to the nature of populations, benefits provided and other matters.

Radiology Benefits Management.   The Company’s Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company’s radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan as well as to Medicaid recipients through a contract with a local governmental agency. All of the Company’s radiology benefits management revenue in 2006 and thus far in 2007 were from ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. The Company also offers its radiology benefits management services through risk-based contracts, where the Company will assume all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company has executed contracts with two customers for risk-based radiology benefits management services which will be implemented during 2007. The Company’s Radiology Benefits Management segment managed the benefits of approximately 16.3 million covered lives as of March 31, 2007.

Specialty Pharmaceutical Management.   The Company’s Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases, under contracts in commercial, Medicare and Medicaid programs. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company’s specialty pharmaceutical services include (i) the distribution of specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. The Company’s Specialty Pharmaceutical Management segment had contracts with 29 health plans as of March 31, 2007.

Corporate and Other.   This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

The Company’s contracts with the State of Tennessee’s TennCare program (“TennCare”) and with subsidiaries of WellPoint, Inc. (“WellPoint”), each generated revenues that exceeded, in the aggregate, ten percent of the Company’s consolidated net revenues for the three months ended March 31, 2006 and 2007. The Company also has a significant concentration of business from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare, through contracts held by two of the Company’s wholly-owned subsidiaries that extend through June 30, 2007. The TennCare program is divided into three regions, and through March 31, 2007 the Company’s TennCare contracts encompassed all of the TennCare membership for all three regions. The Company recorded revenue of $108.5 million and $103.5 million during the three months ended March 31, 2006 and 2007, respectively, from its TennCare contracts.

As of April 1, 2007 primarily all of the membership in the Middle Grand Region has been re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its Request for Proposals (“RFP”) for the management of the integrated delivery of behavioral and physical medical care to these enrollees. The Company will continue to manage approximately 18,000 TennCare Select, DCS Custody and SSI Children in the Middle Grand Region under the terms of the existing contract. Additionally, the Company will continue to manage approximately 6,000 Standard Adults until TennCare disenrolls them as a result of the eligibility changes that were enacted in late 2005. For the three months ended March 31, 2007, revenue derived from TennCare enrollees residing in the Middle Grand Region that were re-assigned on April 1, 2007 amounted to $30.3 million.

Total revenue from the Company’s contracts with WellPoint was $48.0 million and $53.6 million during the three months ended March 31, 2006 and 2007, respectively, including radiology benefits management revenue of $2.5 million and $3.8 million, respectively.

One of the Company’s managed behavioral healthcare contracts with WellPoint, which generated revenue of $27.1 million for the three months ended March 31, 2007, was terminated by WellPoint effective March 31, 2007. WellPoint notified the Company that a second managed behavioral healthcare contract that is set to expire December 31, 2007 will not be renewed; this contract generated revenue of $21.2 million during the three months ended March 31, 2007. The Company has another managed behavioral healthcare contract with WellPoint that generated revenue of $1.5 million for the three months ended March 31, 2007, with a term expiring on December 31, 2007. The Company has not received notice of a change in the status of this contract.

The Company derives a significant portion of its revenue from contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $62.1 million and $64.1 million for the three months ended March 31, 2006 and 2007, respectively.

No other managed behavioral healthcare customers generated revenue that exceeded 10 percent of the Company’s managed behavioral healthcare net revenues for the three months ended March 31, 2007.

Included in the Company’s Radiology Benefits Management line of business are two customers that exceeded 10 percent of the net revenues for this line of business for the three months ended March 31, 2006. Such customers generated $2.5 million and $1.0 million, respectively, of the net revenues for

Radiology Benefits Management for the three months ended March 31, 2006. The second customer referenced above had contracts with the Company for three geographical markets, and such customer terminated the contracts for two of these markets effective December 31, 2006.

Included in the Company’s Radiology Benefits Management line of business are two customers that exceeded 10 percent of the net revenues for this line of business for the three months ended March 31, 2007. Such customers generated $3.8 million and $1.4 million, respectively, of the net revenues for Radiology Benefits Management for the three months ended March 31, 2007.

Included in the Company’s Specialty Pharmaceutical Management line of business are four customers that each exceeded 10 percent of the net revenues for this line of business for the three months ended March 31, 2007. The four customers generated $15.4 million, $8.6 million, $6.3 million and $5.9 million, respectively, of the net revenues for Specialty Pharmaceutical Management for the three months ended March 31, 2007.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s finances that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Except as noted below, the Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2007.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $5.8 million in its liability for unrecognized tax benefits and a net decrease of $6.0 million to its deferred tax assets, which were recorded as a reduction to retained earnings of $12.3 million and a decrease to goodwill of $0.5 million.

The gross amount of unrecognized tax benefits as of the January 1, 2007 adoption date of FIN 48 was $110.0 million, of which $92.1 million ($86.6 million net of unrecognized indirect benefits) is included in deferred credits and other long-term liabilities and the remainder of which decreases the amount of long-term deferred income taxes. If the unrecognized tax benefits were to be realized, $23.7 million would impact the effective tax rate and the remainder would be recorded as a reduction to goodwill in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The Company is no longer subject to U.S. federal taxes for years prior to the fiscal year ended September 30, 2003, although the Company’s federal net operating loss carryovers for years prior thereto remain subject to examination by the Internal Revenue Service (“IRS”).

With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years prior to the fiscal year ended September 30, 2003. In addition, the statute of limitations regarding the assessment of state and local income taxes for the fiscal years ended September 30, 2003 and December 31, 2003 will expire during the current year. The Company anticipates that it is reasonably possible that up to $4.2 million of unrecognized tax benefits recorded as of January 1, 2007 could be reversed as a result of these statute expirations. Any reversals would be reflected as a discrete adjustment during the quarter in which the respective statute expiration occurs.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of the January 1, 2007 adoption date of FIN 48, the balance of accrued interest and penalties was $1.5 million.

In addition to the adjustments recorded as of January 1, 2007 with respect to the adoption of FIN 48, the Company recorded an increase of $4.3 million in its unrecognized tax benefits in the current period, relating primarily to projected current year increases in its unrecognized federal positions.

Factors Affecting Comparability

As a result of the Company’s January 31, 2006 acquisition of NIA and July 31, 2006 acquisition of ICORE, the Company’s results of operations for the three months ended March 31, 2006 are not comparable to the three months ended March 31, 2007.

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

				Radiology	Corporate
	Health		Public	Benefits	and
	Plan	Employer	Sector	Management	Other	Consolidated
Three Months Ended March 31, 2006
Net revenue	$157,787	$33,180	$201,899	$7,730	$—	$400,596
Cost of care	(86,276)	(8,155)	(175,404)	—	—	(269,835)
Direct service costs	(26,572)	(16,763)	(8,215)	(6,457)	—	(58,007)
Other operating expenses	—	—	—	—	(29,461)	(29,461)
Equity in earnings of
unconsolidated subsidiaries	390	—	—	—	—	390
Stock compensation expense(1)	238	68	153	207	4,834	5,500
Segment profit (loss)	$45,567	$8,330	$18,433	$1,480	$(24,627)	$49,183

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Three Months Ended March 31, 2007
Net revenue	$178,600	$31,213	$224,374	$10,731	$42,086	$—	$487,004
Cost of care	(105,776)	(6,823)	(196,220)	—	—	—	(308,819)
Cost of goods sold	—	—	—	—	(34,117)	—	(34,117)
Direct service costs	(26,616)	(15,518)	(9,959)	(10,961)	(4,619)	—	(67,673)
Other operating expenses	—	—	—	—	—	(30,202)	(30,202)
Stock compensation expense(1)	392	116	211	462	2,052	3,554	6,787
Segment profit (loss)	$46,600	$8,988	$18,406	$232	$5,402	$(26,648)	$52,980

(1)          Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended
	March 31,
	2006	2007
Segment profit	$49,183	$52,980
Stock compensation expense	(5,500)	(6,787)
Depreciation and amortization	(10,657)	(13,652)
Interest expense	(1,969)	(1,852)
Interest income	4,217	5,187
Gain on sale of assets	4,745	—
Income from continuing operations before income taxes	$40,019	$35,876

Quarter ended March 31, 2007 (“Current Year Quarter”), compared to the quarter ended March 31, 2006 (“Prior Year Quarter”)

Health Plan

Net Revenue

Net revenue related to Health Plan increased by 13.2 percent or $20.8 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to revenue from new contracts implemented in 2006 after the Prior Year Quarter of $14.4 million, increased membership from existing customers of $8.8 million and other net favorable increases of $2.2 million, which increases were partially offset by revenue in the Prior Year Quarter of $4.6 million related to one-time transitional activities associated with the termination of the Aetna contract.

Cost of Care

Cost of care increased by 22.6 percent or $19.5 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to care from new contracts implemented in 2006 after the Prior Year Quarter of $9.9 million, increased membership from existing customers of $5.4 million, favorable prior period claims development recorded in the Prior Year Quarter of $2.2 million, and care trends and other net variances of $5.7 million, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Quarter of $1.8 million and favorable care development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.9 million. Cost of care increased as a percentage of risk revenue from 69.9 percent in the Prior Year Quarter to 71.9 percent in the Current Year Quarter, mainly due to care trends and changes in business mix. For further discussion of Health Plan Solutions care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs of $26.6 million in the Current Year Quarter were consistent with the Prior Year Quarter. Direct service costs decreased as a percentage of revenue from 16.8 percent in the Prior Year Quarter to 14.9 percent for the Current Year Quarter. The decrease in the percentage of direct service costs in relation to revenue is mainly due to business mix.

Equity in Earnings of Unconsolidated Subsidiaries

The Company recorded $0.4 million of equity in earnings of unconsolidated subsidiaries in the Prior Year Quarter. The Company sold its equity interest in Royal Health Care, LLC (“Royal”) effective February 6, 2006. Accordingly, the Current Year Quarter does not include any results for Royal.

Employer

Net Revenue

Net revenue related to Employer decreased by 5.9 percent or $2.0 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $3.8 million and other net decreases of $0.3 million, which decreases were partially offset by revenue from new customers of $1.4 million and increased membership from existing customers of $0.7 million.

Cost of Care

Cost of care decreased by 16.3 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is mainly due to terminated contracts of $0.6 million, favorable prior period medical claims development recorded in the Current Year Quarter of $0.5 million, favorable care development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $0.5 million, and care trends and other net favorable variances of $0.4 million, which decreases were partially offset by favorable prior period claims development recorded in the Prior Year Quarter of $0.4 million and care costs associated with new customers of $0.3 million. Cost of care decreased as a percentage of risk revenue from 28.5 percent in the Prior Year Quarter to 25.1 percent in the Current Year Quarter, mainly due to favorable care development.

Direct Service Costs

Direct service costs decreased by 7.4 percent or $1.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to expenses related to services and support required for Hurricane Katrina victims and related activities in the Prior Year Quarter. Direct service costs decreased as a percentage of revenue from 50.5 percent for the Prior Year Quarter to 49.7 percent in the Current Year Quarter for the same reason.

Public Sector

Net Revenue

Net revenue related to Public Sector increased by 11.1 percent or $22.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue from new customers of $25.3 million, favorable rate changes of $5.6 million, and increased membership from existing customers of $3.4 million, which increases were partially offset by favorable retrospective adjustments mainly related to membership recorded in the Prior Year Quarter of $8.8 million and other net unfavorable variances of $3.0 million.

Cost of Care

Cost of care increased by 11.9 percent or $20.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to care associated with new customers of $21.6 million, increased membership from existing customers of $3.1 million, and care trends and other net increases of $5.7 million, which increases were partially offset by retrospective membership adjustments recorded in the Prior Year Quarter of $7.6 million, and favorable prior period medical claims development recorded in the Current Year Quarter of $2.0 million. Cost of care increased as a percentage of risk revenue from 87.4 percent in the Prior Year Quarter to 87.9 percent in the Current Year Quarter mainly due to business mix.

Direct Service Costs

Direct service costs increased by 21.2 percent or $1.7 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is primarily due to costs associated with new business. Direct service costs increased as a percentage of revenue from 4.1 percent for the Prior Year Quarter to 4.4 percent in the Current Year Quarter, mainly due to favorable retrospective membership adjustments recorded in the Prior Year Quarter.

Radiology Benefits Management

Net Revenue

Net revenue related to Radiology Benefits Management increased by 38.8% or $3.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily the result of the inclusion of only two months of operating results in the Prior Year Quarter due to the closing of the acquisition of NIA on January 31, 2006.

Direct Service Costs

Direct service costs increased by 69.8 percent or $4.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to the inclusion of only two months of operating results in the Prior Year Quarter, and to additional costs incurred in the Current Year Quarter as the Company is implementing its two new risk contracts which will start later in the year. As a percentage of revenue, direct service costs increased from 83.5 percent in the Prior Year Quarter to 102.1 percent in the Current Year Quarter, mainly due to startup activities for the segment’s risk business.

Specialty Pharmaceutical Management

Net Revenue

Net revenue related to the Specialty Pharmaceutical Management was $42.1 million in the Current Year Quarter. The acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Quarter does not include any operating results from this segment of the Company.

Cost of Goods Sold

Cost of goods sold was $34.1 million in the Current Year Quarter. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold was 90.1 percent.

Direct Service Costs

Direct service costs were $4.6 million in the Current Year Quarter. As a percentage of revenue, direct service costs were 11.0 percent.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other Segment increased by 2.5 percent or $0.7 million from the Prior Year Quarter to the Current Year Quarter. The increase results primarily from current year expenses related to bid proposals of $1.5 million, partially offset by other net favorable variances of $0.8 million. As a percentage of total net revenue, other operating expenses decreased from 7.4 percent for the Prior Year Quarter to 6.2 percent for the Current Year Quarter primarily due to the leveraging of corporate functions in connection with the acquisitions of NIA and ICORE.

Depreciation and Amortization

Depreciation and amortization expense increased by 28.1 percent or $3.0 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions since the Prior Year Quarter, inclusive of assets related to the acquisitions of NIA and ICORE.

Interest Expense

Interest expense decreased by 5.9 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter, mainly due to reductions in outstanding debt balances as a result of scheduled payments.

Interest Income

Interest income increased by $1.0 million from the Prior Year Quarter to the Current Year Quarter, mainly due to an increase in yields on investments and an increase in average invested balances.

Other Items

A gain on the disposition of assets of $4.7 million was recognized in the Prior Year Quarter in relation to the Company’s sale of its equity interest in Royal.

Income Taxes

The Company’s effective income tax rate was 44.2 percent in the Prior Year Quarter and 41.6 percent in the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

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

Care Trends.   The Company expects that the Health Plan care trend factor for 2007 will be 6 to 8 percent. The Company estimates that the Public Sector care trend factor for 2007 will be 3 to 5 percent.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the “Credit Agreement”). Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement as of March 31, 2007, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.   Net cash provided by operating activities increased by approximately $26.3 million from the Prior Year Quarter to the Current Year Quarter, primarily due to payments of $18.6 million associated with claims run-out for terminated contracts in the Prior Year Quarter, an increase in Segment Profit between periods of $3.8 million, and other net favorable variances of $3.9 million.

Investing Activities.   The Company utilized $4.2 million and $5.4 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The majority of capital expenditures for both periods related to management information systems and related equipment.

During the Prior Year Quarter, the Company used net cash of $120.0 million in connection with the acquisition of NIA, and the Company received proceeds of $20.5 million in connection with the sale of its investment in Royal. During the Current Year Quarter, the Company used net cash of $5.3 million for the payment of a partial working capital payment pertaining to the ICORE acquisition.

During the Prior Year Quarter, the Company received net cash of $159.1 million from the net maturity of “available-for-sale” investments, a portion of which was utilized to fund the NIA acquisition, and during the Current Year Quarter, the Company received net cash of $2.3 million from the net maturity of “available-for-sale” investments. The Company’s investments consist of U.S. government and agency securities, corporate debt securities and certificates of deposit.

Financing Activities.   During the Prior Year Quarter, the Company repaid $6.3 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $0.1 million. In addition, the Company received $5.2 million from the exercise of stock options and warrants. During the Current Year Quarter, the Company repaid $6.3 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $1.5 million. In addition, the Company received $15.6 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

Liquidity.   During 2007, the Company expects to fund its capital expenditures with cash from operations. The Company estimates that it will spend approximately $15 million to $25 million of additional funds in 2007 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the revolving loan facility of the Credit Agreement for its operations, capital needs or debt service in 2007. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due.

Off-Balance Sheet Arrangements.   As of March 31, 2007, the Company has no off-balance sheet arrangements of a material significance.

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

As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets and as a result, the Company reversed $94.8 million of its deferred tax asset valuation allowance, which resulted in a reduction to goodwill. As of December 31, 2006, the Company’s valuation allowance was $18.6 million, which mostly related to certain state NOLs and other state deferred tax assets. No adjustments were made to these valuation allowances during the current period.

The Company considered a number of factors in its decision to reverse these valuation allowances last year, including its anticipated level of profitability in the future and its cumulative profitability since its emergence from bankruptcy. The amount of the deferred tax asset considered realizable and the decision to reverse the valuation allowance required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company’s financial condition and results of operations.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the Company’s investment balances, and the borrowing levels under the Credit Agreement as of March 31, 2007, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.                        Controls and Procedures.

a)     The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of March 31, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

b)     Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: April 27, 2007	MAGELLAN HEALTH SERVICES, INC.
(Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)