Form 10-Q
period 2007-06-30
MAGELLAN HEALTH SERVICES INC
filed 2007-07-27
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares of the registrant’s Ordinary Common Stock outstanding as of June 30, 2007 was 39,565,274.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2006	June 30, 2007
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$163,737	$249,958
Restricted cash	141,032	163,235
Accounts receivable, less allowance for doubtful accounts of $1,502 and $1,057 at December 31, 2006 and June 30, 2007, respectively	70,440	66,762
Short-term investments (restricted investments of $27,443 and $35,602 at December 31, 2006 and June 30, 2007, respectively)	52,529	49,165
Deferred income taxes	69,058	69,058
Other current assets (restricted deposits of $20,025 and $21,697 at December 31, 2006 and June 30, 2007, respectively)	38,778	40,307
Total Current Assets	535,574	638,485
Property and equipment, net	100,255	93,658
Long-term investments - restricted	2,996	2,391
Deferred income taxes	113,169	87,335
Other long-term assets	5,758	6,741
Goodwill	374,381	372,800
Other intangible assets, net	75,387	67,283
Total Assets	$1,207,520	$1,268,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,361	$18,274
Accrued liabilities	84,390	71,036
Medical claims payable	156,079	170,775
Other medical liabilities	30,336	33,045
Current maturities of long-term debt and capital lease obligations	27,907	22,267
Total Current Liabilities	321,073	315,397
Long-term debt and capital lease obligations	14,006	5,483
Deferred credits and other long-term liabilities	108,700	120,331
Minority interest	174	488
Total Liabilities	443,953	441,699
Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2006 and June 30, 2007—Issued and outstanding—37,792 shares and 39,565 shares at December 31, 2006 and June 30, 2007, respectively	378	396
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders’ Equity:
Additional paid-in capital	476,645	514,546
Retained earnings	281,166	306,682
Warrants outstanding	5,384	5,384
Accumulated other comprehensive loss	(6)	(14)
Total Stockholders’ Equity	763,567	826,994
Total Liabilities and Stockholders’ Equity	$1,207,520	$1,268,693

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net revenue	$398,933	$452,868	$799,529	$939,872
Cost and expenses:
Cost of care	262,706	279,218	532,541	588,037
Cost of goods sold	—	36,594	—	70,711
Direct service costs and other operating expenses(1)	92,698	98,139	180,166	196,014
Equity in earnings of unconsolidated subsidiaries	—	—	(390)	—
Depreciation and amortization	11,333	13,505	21,990	27,157
Interest expense	1,721	1,604	3,690	3,456
Interest income	(4,921)	(5,519)	(9,138)	(10,706)
Gain on sale of assets	(403)	—	(5,148)	—
	363,134	423,541	723,711	874,669
Income from continuing operations before income taxes and minority interest	35,799	29,327	75,818	65,203
Provision for income taxes	15,575	12,311	33,279	27,218
Income from continuing operations before minority interest	20,224	17,016	42,539	37,985
Minority interest, net	—	192	—	192
Net income	20,224	16,824	42,539	37,793
Other comprehensive income (loss)	166	(13)	376	(8)
Comprehensive income	$20,390	$16,811	$42,915	$37,785
Weighted average number of common shares outstanding—basic (See Note B)	36,999	38,842	36,852	38,538
Weighted average number of common shares outstanding—diluted (See Note B)	38,599	39,838	38,384	39,553
Net income per common share—basic	$0.55	$0.43	$1.15	$0.98
Net income per common share—diluted	$0.52	$0.42	$1.11	$0.96

(1)          Includes stock compensation expense of $6,594 and $7,703 for the three months ended June 30, 2006 and 2007, respectively, and $12,094 and $14,490 for the six months ended June 30, 2006 and 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)
(In thousands)

	2006	2007
Cash flows from operating activities:
Net income	$42,539	$37,793
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of assets	(5,148)	—
Depreciation and amortization	21,990	27,157
Equity in earnings of unconsolidated subsidiaries	(390)	—
Non-cash interest expense	694	694
Non-cash stock compensation expense	12,094	14,490
Non-cash income tax expense	30,116	25,895
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(11,627)	(22,203)
Accounts receivable, net	6,878	3,233
Other assets	(3,336)	(3,206)
Accounts payable and accrued liabilities	(20,481)	(11,210)
Medical claims payable and other medical liabilities	(1,970)	17,404
Other	(1,534)	89
Net cash provided by operating activities	69,825	90,136
Cash flows from investing activities:
Capital expenditures	(8,923)	(12,675)
Acquisitions and investments in businesses, net of cash acquired	(120,735)	(5,277)
Proceeds from sale of assets	22,200	—
Purchase of investments	(23,481)	(45,665)
Maturity of investments	206,534	50,347
Proceeds from note receivable	3,000	—
Net cash provided by (used in) investing activities	78,595	(13,270)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(12,657)	(14,074)
Proceeds from exercise of stock options and warrants	7,771	23,762
Other	—	(333)
Net cash (used in) provided by financing activities	(4,886)	9,355
Net increase in cash and cash equivalents	143,534	86,221
Cash and cash equivalents at beginning of period	81,039	163,737
Cash and cash equivalents at end of period	$224,573	$249,958

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation (“Magellan”), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities (“VIEs”) for which Magellan is the primary beneficiary (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Radiology Benefits Management.   The Company’s Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company’s radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan as well as to Medicaid recipients through a contract with a local governmental agency. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. The Company also offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company’s first risk-based radiology benefits management contract became effective June 1, 2007.

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

Managed Care Revenue

Managed care revenues approximated $349.9 million and $702.6 million for the three and six months ended June 30, 2006, respectively, and $360.7 million and $758.3 million for the three and six months ended June 30, 2007, respectively.

Distribution Revenue

During the three months and six months ended June 30, 2007, the Company generated $38.7 million and $76.6 million, respectively, of revenue from the distribution of specialty pharmaceutical drugs on behalf of health plans.

Performance-based Revenue

Performance-based revenues were $3.0 million and $6.6 million for the three months and six months ended June 30, 2006, respectively, and $1.1 million and $3.2 million for the three months and six months ended June 30, 2007, respectively.

Significant Customers

The Company’s contract with the State of Tennessee’s TennCare program (“TennCare”) generated revenues that exceeded, in the aggregate, ten percent of the Company’s consolidated net revenues for the six months ended June 30, 2007. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. (“WellPoint”) and from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare through contracts, held by two of the Company’s wholly-owned subsidiaries, that extended through June 30, 2007. Effective July 1, 2007 agreements with TennCare were reached, under which the Company will continue serving TennCare through June 30, 2008, subject to finalization of contractual terms, including rates. The TennCare program is divided into three regions, and through March 31, 2007 the Company’s TennCare contracts encompassed all of the TennCare membership for all three regions.

As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. The Company continues to manage behavioral healthcare services for approximately 18,000 children in the Middle Grand Region enrolled in TennCare’s Select, DCS Custody and SSI Children categories on substantially the same terms previously applicable to the entire region.  Additionally, the Company continues to manage behavioral healthcare services for approximately 6,000 adults on substantially the same basis, continuing only until TennCare disenrolls them as a result of eligibility changes that were enacted in late 2005. The Company recorded revenue of $101.8 million and $210.3 million during the three months and six months ended June 30, 2006, respectively, and $71.4 million and $174.8 million during the three months and six months ended June 30, 2007, respectively, from its TennCare contracts.

Total revenue from the Company’s contracts with WellPoint was $50.4 million and $98.4 million during the three months and six months ended June 30, 2006, respectively, including radiology benefits management revenue of $3.8 million and $6.2 million, respectively. One of the Company’s managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007. Total revenue from the Company’s contracts with WellPoint was $31.6 million and $88.0 million during the three months and six months ended June 30, 2007, respectively, including radiology benefits management revenue of $3.9 million and $7.7 million, respectively.

WellPoint notified the Company that a second managed behavioral healthcare contract that is set to expire December 31, 2007 will not be renewed; this contract generated revenue of $20.4 million and $41.6 million during the three months and six months ended June 30, 2007, respectively.

WellPoint has announced its planned acquisition of a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has one radiology benefits management contract with WellPoint that will convert from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company’s other radiology benefits management contracts with WellPoint, which generated $6.6 million of revenue for the six months ended June 30, 2007, generally have terms through various dates in 2008 and 2009.

The Company also derives substantial revenue from managed behavioral healthcare contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $61.9 million and $124.0 million for the three months and six months ended June 30, 2006, respectively, and $67.0 million and $131.1 million for the three months and six months ended June 30, 2007, respectively.

Included in the Company’s managed behavioral healthcare business is an additional customer that exceeded 10 percent of the net revenues for this line of business for the six months ended June 30, 2007. Such customer generated $85.5 million of the net revenues for Health Plan for the six months ended June 30, 2007.

Included in the Company’s Radiology Benefits Management line of business were three customers that exceeded 10 percent of the net revenues for this line of business for the six months ended June 30, 2006. Such customers generated $6.2 million, $2.5 million and $2.0 million, respectively, of the net revenues for Radiology Benefits Management for the six months ended June 30, 2006. The second customer referenced above had contracts with the Company for three geographical markets, and such customer terminated the contracts for two of these markets effective December 31, 2006.

Included in the Company’s Radiology Benefits Management line of business are two customers that exceeded 10 percent of the net revenues for this line of business for the six months ended June 30, 2007. Such customers generated $7.7 million and $7.2 million, respectively, of the net revenues for Radiology Benefits Management for the six months ended June 30, 2007.

Included in the Company’s Specialty Pharmaceutical Management line of business are four customers that exceeded 10 percent of the net revenues for this line of business for the six months ended June 30, 2007. The four customers generated $30.1 million, $16.1 million, $15.8 million and $12.1 million, respectively, of the net revenues for Specialty Pharmaceutical Management for the six months ended June 30, 2007.

Income Taxes

The Company’s effective income tax rate was 43.9 percent and 41.7 percent for the six months ended June 30, 2006 and 2007, respectively. The effective rates for the six months ended June 30, 2006 and 2007 differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

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

The gross amount of unrecognized tax benefits (excluding interest costs) as of the January 1, 2007 adoption date of FIN 48 was $108.3 million, of which $92.1 million ($85.1 million net of unrecognized indirect benefits) is included in deferred credits and other long-term liabilities and the remainder of which decreases the amount of long-term deferred income taxes. If the unrecognized tax benefits were to be realized, $23.7 million would impact the effective tax rate and the remainder would be recorded as a reduction to goodwill in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The Company is no longer subject to U.S. federal taxes for years prior to the three month period ended December 31, 2003, although the Company’s federal net operating loss carryovers for years prior thereto remain subject to examination by the Internal Revenue Service (“IRS”).

With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years prior to the fiscal year ended September 30, 2003. In addition, the statute of limitations regarding the assessment of state and local income taxes for the fiscal year ended September 30, 2003 and the three month period ended December 31, 2003 will expire during the current year. The Company anticipates that it is reasonably possible that up to $4.2 million of unrecognized tax benefits recorded as of January 1, 2007 could be reversed as a result of these statute expirations. Any reversals would be reflected as a discrete adjustment during the quarter in which the respective statute expiration occurs. Accordingly, the Company reduced its unrecognized tax benefits by $0.8 million during the current quarterly period as a result of state and local statutes which lapsed during the three months ended June 30, 2007. This discrete adjustment was reflected as a decrease in goodwill rather than as a reduction to income tax expense.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of the January 1, 2007 adoption date of FIN 48, the balance of accrued interest and penalties was $1.5 million.

In addition to the adjustments recorded as of January 1, 2007 with respect to the adoption of FIN 48, but excluding the discrete adjustment for statute expirations, the Company’s gross unrecognized tax benefits (excluding interest costs) increased by $3.2 million and $7.3 million in the three months and six months ended June 30, 2007, respectively, relating primarily to projected current year increases in its unrecognized federal positions.

Stock Compensation

The Company measures stock compensation under FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). At December 31, 2006 and June 30, 2007, the Company had equity-based employee incentive plans, which are described more fully in Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Under SFAS 123R, the Company recorded stock compensation expense of $6.6 million and $12.1 million for the three months and six months ended June 30, 2006, respectively, and $7.7 million and $14.5 million for the three months and six months ended June 30, 2007, respectively. Stock compensation expense recognized in the condensed consolidated statements of income for the three months and six months ended June 30, 2006 and 2007 has been reduced for estimated forfeitures, estimated at four percent and two percent, respectively.

SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the three months and six months ended June 30, 2006 and 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses (“NOLs”), and thus there were no such financing cash flows reported.

The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2007 was $12.19 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 28.4 percent based on the historical volatility of the Company’s stock price.

Summarized information related to the Company’s stock options for the six months ended June 30, 2007 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	4,990,507	$24.64
Granted	1,405,627	41.10
Cancelled	(100,091)	39.33
Exercised	(1,738,514)	13.67
Outstanding, end of period	4,557,529	$33.57
Vested and expected to vest at end of period	4,441,485	$33.48
Exercisable, end of period	1,206,197	$26.60

Substantially all of the Company’s options granted during the six months ended June 30, 2007 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards for the six months ended June 30, 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	629,234	$42.80
Awarded	5,250	44.49
Vested	(29,050)	35.56
Forfeited	(779)	34.57
Outstanding, ending of period	604,655	$43.18

Summarized information related to the Company’s nonvested restricted stock units for the six months ended June 30, 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	121,032	$40.33
Awarded	137,628	40.63
Vested	(38,754)	40.21
Forfeited	(7,943)	42.26
Outstanding, ending of period	211,963	$40.47

Restricted stock awards and restricted stock units granted during the six months ended June 30, 2007 generally vest ratably on each anniversary date over the three years subsequent to grant.

There were no changes to outstanding warrants during the six months ended June 30, 2007.

Long Term Debt and Capital Lease Obligations

The Company’s credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the “Credit Agreement”) provides for a Term Loan Facility. At June 30, 2007, the annual interest rate on borrowings under the Term Loan Facility due through 2008 was 7.11 percent and the annual interest rates on the Company’s capital lease obligations due through 2008 were 4.36 percent to 7.17 percent.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”  (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specified election dates. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on the Company’s consolidated financial position and results of operations.

NOTE B—Net Income per Common Share

The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Numerator:
Net income	$20,224	$16,824	$42,539	$37,793
Denominator:
Weighted average number of common shares outstanding—basic	36,999	38,842	36,852	38,538
Common stock equivalents—stock options	1,440	632	1,407	735
Common stock equivalents—warrants	146	178	123	167
Common stock equivalents—restricted stock	9	148	2	82
Common stock equivalents—restricted stock units	5	38	—	31
Common stock equivalents—employee stock purchase plan	—	—	—	—
Weighted average number of common shares outstanding—diluted	38,599	39,838	38,384	39,553
Net income per common share—basic	$0.55	$0.43	$1.15	$0.98
Net income per common share—diluted	$0.52	$0.42	$1.11	$0.96

The weighted average number of common shares outstanding for the three months and six months ended June 30, 2006 and 2007 was calculated using outstanding shares of the Company’s Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months and six months ended June 30, 2006 and 2007 represent shares of Ordinary Common Stock related to certain warrants, stock options to purchase shares of the Company’s Ordinary Common Stock, restricted stock awards and restricted stock units, and stock to be purchased under the Employee Stock Purchase Plan.

NOTE C—Business Segment Information

The accounting policies of the Company’s segments are the same as those described in Note A—”General.” The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, income taxes and minority interest (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

				Radiology	Corporate
	Health		Public	Benefits	and
	Plan	Employer	Sector	Management	Other	Consolidated
Three Months Ended June 30, 2006
Net revenue	$159,381	$32,057	$195,066	$12,429	$—	$398,933
Cost of care	(89,899)	(6,911)	(165,896)	—	—	(262,706)
Direct service costs	(25,844)	(17,511)	(9,126)	(10,457)	—	(62,938)
Other operating expenses	—	—	—	—	(29,760)	(29,760)
Stock compensation expense(1)	328	84	208	327	5,647	6,594
Segment profit (loss)	$43,966	$7,719	$20,252	$2,299	$(24,113)	$50,123

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Three Months Ended June 30, 2007
Net revenue	$157,646	$31,393	$201,819	$18,461	$43,549	$—	$452,868
Cost of care	(87,626)	(6,944)	(178,343)	(6,305)	—	—	(279,218)
Cost of goods sold	—	—	—	—	(36,594)	—	(36,594)
Direct service costs	(25,332)	(16,270)	(10,589)	(11,262)	(5,607)	—	(69,060)
Other operating expenses	—	—	—	—	—	(29,079)	(29,079)
Stock compensation expense(1)	501	152	246	546	2,101	4,157	7,703
Segment profit (loss)	$45,189	$8,331	$13,133	$1,440	$3,449	$(24,922)	$46,620

				Radiology	Corporate
	Health		Public	Benefits	and
	Plan	Employer	Sector	Management	Other	Consolidated
Six Months Ended June 30, 2006
Net revenue	$317,168	$65,237	$396,965	$20,159	$—	$799,529
Cost of care	(176,175)	(15,066)	(341,300)	—	—	(532,541)
Direct service costs	(52,415)	(34,274)	(17,341)	(16,915)	—	(120,945)
Other operating expenses	—	—	—	—	(59,221)	(59,221)
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	390
Stock compensation expense(1)	566	152	361	534	10,481	12,094
Segment profit (loss)	$89,534	$16,049	$38,685	$3,778	$(48,740)	$99,306

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Six Months Ended June 30, 2007
Net revenue	$336,246	$62,606	$426,193	$29,192	$85,635	$—	$939,872
Cost of care	(193,401)	(13,768)	(374,563)	(6,305)	—	—	(588,037)
Cost of goods sold	—	—	—	—	(70,711)	—	(70,711)
Direct service costs	(51,951)	(31,786)	(20,548)	(22,222)	(10,226)	—	(136,733)
Other operating expenses	—	—	—	—	—	(59,281)	(59,281)
Stock compensation expense(1)	893	268	457	1,008	4,153	7,711	14,490
Segment profit (loss)	$91,787	$17,320	$31,539	$1,673	$8,851	$(51,570)	$99,600

(1)             Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Segment profit	$50,123	$46,620	$99,306	$99,600
Stock compensation expense	(6,594)	(7,703)	(12,094)	(14,490)
Depreciation and amortization	(11,333)	(13,505)	(21,990)	(27,157)
Interest expense	(1,721)	(1,604)	(3,690)	(3,456)
Interest income	4,921	5,519	9,138	10,706
Gain on sale of assets	403	—	5,148	—
Income from continuing operations before income taxes and minority interest	$35,799	$29,327	$75,818	$65,203

NOTE D—Commitments and Contingencies

Maricopa County Contract

On June 12, 2007, the Company was awarded a contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the “Maricopa Contract”). The Maricopa Contract is anticipated to begin September 1, 2007 and has an initial term through June 30, 2010 with options for the Arizona Department of Health Services to extend for two additional one-year periods. The Company will report the operations of the Maricopa Contract within the Public Sector segment. Prior to the start date of the contract, the Company will be required to provide capital of approximately $40 million in the regulated subsidiary that is responsible for managing the Maricopa Contract.  The behavioral healthcare company that currently serves Maricopa County owns and operates several behavioral health direct care facilities which are used to provide service to Maricopa County. On July 17, 2007, the Company and such behavioral healthcare company reached agreement for the transition of such behavioral health direct care facilities and related assets to the Company upon the start date of the Maricopa Contract, in exchange for $10.5 million.

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

The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following three segments:

Health Plan.   The Managed Behavioral Healthcare Health Plan segment (“Health Plan”) generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. Health Plan’s contracts encompass either risk-based or ASO arrangements or both and provide for service to the commercial, Medicaid and

Medicare members of the health plan. As of June 30, 2007, Health Plan’s covered lives were 5.6 million, 0.2 million and 19.9 million for risk-based, EAP and ASO products, respectively. For the six months ended June 30, 2007, Health Plan’s revenue was $272.5 million, $0.7 million and $63.0 million for risk-based, EAP and ASO products, respectively.

Employer.   The Managed Behavioral Healthcare Employer segment (“Employer”) generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral healthcare services, or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO but currently are primarily ASO. As of June 30, 2007, Employer’s covered lives were 0.1 million, 13.7 million and 0.5 million for risk-based, EAP and ASO products, respectively. For the six months ended June 30, 2007, Employer’s revenue was $3.1million, $51.3 million and $8.2 million for risk-based, EAP and ASO products, respectively.

Public Sector.   The Managed Behavioral Healthcare Public Sector segment (“Public Sector”) generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of June 30, 2007, Public Sector’s covered lives were 1.6 million and 0.2 million for risk-based and ASO products, respectively. For the six months ended June 30, 2007, Public Sector’s revenue was $423.9 million and $2.3 million for risk-based and ASO products, respectively. Risk contracts in the Public Sector segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan or Employer segments due to the nature of populations, benefits provided and other matters.

Radiology Benefits Management.   The Company’s Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company’s radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan as well as to Medicaid recipients through a contract with a local governmental agency. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. The Company also offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company’s first risk-based radiology benefits management contract became effective June 1, 2007. As of June 30, 2007, Radiology Benefits Management’s covered lives were 0.9 million and 17.5 million for risk-based and ASO products, respectively. For the six months ended June 30, 2007, Radiology Benefits Management’s revenue was $6.7 million and $22.5 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management.   The Company’s Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases, under contracts in commercial, Medicare and Medicaid programs. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company’s specialty pharmaceutical services include (i) the distribution of specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. The Company’s Specialty Pharmaceutical Management segment had contracts with 29 health plans as of June 30, 2007.

Corporate and Other.   This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

The Company’s contract with the State of Tennessee’s TennCare program (“TennCare”) generated revenues that exceeded, in the aggregate, ten percent of the Company’s consolidated net revenues for the six months ended June 30, 2007. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. (“WellPoint”) and from individual counties which are part of the Pennsylvania Medicaid program.

The Company provides managed behavioral healthcare services for TennCare through contracts, held by two of the Company’s wholly-owned subsidiaries, that extended through June 30, 2007. Effective July 1, 2007 agreements with TennCare were reached, under which the Company will continue serving TennCare through June 30, 2008, subject to finalization of contractual terms, including rates. The TennCare program is divided into three regions, and through March 31, 2007 the Company’s TennCare contracts encompassed all of the TennCare membership for all three regions.

As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. The Company continues to manage behavioral healthcare services for approximately 18,000 children in the Middle Grand Region enrolled in TennCare’s Select, DCS Custody and SSI Children categories on substantially the same terms previously applicable to the entire region.  Additionally, the Company continues to manage behavioral healthcare services for approximately 6,000 adults on substantially the same basis, continuing only until TennCare disenrolls them as a result of eligibility changes that were enacted in late 2005. The Company recorded revenue of $101.8 million and $210.3 million during the three months and six months ended June 30, 2006, respectively, and $71.4 million and $174.8 million during the three months and six months ended June 30, 2007, respectively, from its TennCare contracts.

Total revenue from the Company’s contracts with WellPoint was $50.4 million and $98.4 million during the three months and six months ended June 30, 2006, respectively, including radiology benefits management revenue of $3.8 million and $6.2 million, respectively. One of the Company’s managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007. Total revenue from the Company’s contracts with WellPoint was $31.6 million and $88.0 million during the three months and six months ended June 30, 2007, respectively, including radiology benefits management revenue of $3.9 million and $7.7 million, respectively.

WellPoint notified the Company that a second managed behavioral healthcare contract that is set to expire December 31, 2007 will not be renewed; this contract generated revenue of $20.4 million and $41.6 million during the three months and six months ended June 30, 2007, respectively.

WellPoint has announced its planned acquisition of a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has one radiology benefits management contract with WellPoint that  will convert from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement.  The Company’s other radiology benefits management contracts with WellPoint, which generated $6.6 million of revenue for the six months ended June 30, 2007, generally have terms through various dates in 2008 and 2009.

The Company also derives substantial revenue from managed behavioral healthcare contracts with various counties in the State of Pennsylvania (the “Pennsylvania Counties”). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $61.9 million and $124.0 million for the three months and six months ended June 30, 2006, respectively, and $67.0 million and $131.1 million for the three months and six months ended June 30, 2007, respectively.

Included in the Company’s managed behavioral healthcare business is an additional customer that exceeded 10 percent of the net revenues for this line of business for the six months ended June 30, 2007. Such customer generated $85.5 million of the net revenues for Health Plan for the six months ended June 30, 2007.

Included in the Company’s Radiology Benefits Management line of business were three customers that exceeded 10 percent of the net revenues for this line of business for the six months ended June 30, 2006. Such customers generated $6.2 million, $2.5 million and $2.0 million, respectively, of the net revenues for Radiology Benefits Management for the six months ended June 30, 2006. The second customer referenced above had contracts with the Company for three geographical markets, and such customer terminated the contracts for two of these markets effective December 31, 2006.

Included in the Company’s Radiology Benefits Management line of business are two customers that exceeded 10 percent of the net revenues for this line of business for the six months ended June 30, 2007. Such customers generated $7.7 million and $7.2 million, respectively, of the net revenues for Radiology Benefits Management for the six months ended June 30, 2007.

Included in the Company’s Specialty Pharmaceutical Management line of business are four customers that exceeded 10 percent of the net revenues for this line of business for the six months ended June 30, 2007. The four customers generated $30.1 million, $16.1 million, $15.8 million and $12.1 million, respectively, of the net revenues for Specialty Pharmaceutical Management for the six months ended June 30, 2007.

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

The gross amount of unrecognized tax benefits (excluding interest costs) as of the January 1, 2007 adoption date of FIN 48 was $108.3 million, of which $92.1 million ($85.1 million net of unrecognized indirect benefits) is included in deferred credits and other long-term liabilities and the remainder of which decreases the amount of long-term deferred income taxes. If the unrecognized tax benefits were to be realized, $23.7 million would impact the effective tax rate and the remainder would be recorded as a reduction to goodwill in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The Company is no longer subject to U.S. federal taxes for years prior to the three month period ended December 31, 2003, although the Company’s federal net operating loss carryovers for years prior thereto remain subject to examination by the Internal Revenue Service (“IRS”).

With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years prior to the fiscal year ended September 30, 2003. In addition, the statute of limitations regarding the assessment of state and local income taxes for the fiscal year ended September 30, 2003 and the three month period ended December 31, 2003 will expire during the current year. The Company anticipates that it is reasonably possible that up to $4.2 million of unrecognized tax benefits recorded as of January 1, 2007 could be reversed as a result of these statute expirations. Any reversals would be reflected as a discrete adjustment during the quarter in which the respective statute expiration occurs. Accordingly, the Company reduced its unrecognized tax benefits by $0.8 million during the current quarterly period as a result of state and local statutes which lapsed during the three months ended June 30, 2007. This discrete adjustment was reflected as a decrease in goodwill rather than as a reduction to income tax expense.

The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of the January 1, 2007 adoption date of FIN 48, the balance of accrued interest and penalties was $1.5 million.

In addition to the adjustments recorded as of January 1, 2007 with respect to the adoption of FIN 48, but excluding the discrete adjustment for statute expirations, the Company’s gross unrecognized tax benefits (excluding interest costs) increased by $3.2 million and $7.3 million in the three months and six months ended June 30, 2007, respectively, relating primarily to projected current year increases in its unrecognized federal positions.

Factors Affecting Comparability

As a result of the Company’s January 31, 2006 acquisition of NIA and July 31, 2006 acquisition of ICORE, the Company’s results of operations for the three months and six months ended June 30, 2006 are not comparable to the three months and six months ended June 30, 2007.

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

				Radiology	Corporate
	Health		Public	Benefits	and
	Plan	Employer	Sector	Management	Other	Consolidated
Three Months Ended June 30, 2006
Net revenue	$159,381	$32,057	$195,066	$12,429	$—	$398,933
Cost of care	(89,899)	(6,911)	(165,896)	—	—	(262,706)
Direct service costs	(25,844)	(17,511)	(9,126)	(10,457)	—	(62,938)
Other operating expenses	—	—	—	—	(29,760)	(29,760)
Stock compensation expense(1)	328	84	208	327	5,647	6,594
Segment profit (loss)	$43,966	$7,719	$20,252	$2,299	$(24,113)	$50,123

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Three Months Ended June 30, 2007
Net revenue	$157,646	$31,393	$201,819	$18,461	$43,549	$—	$452,868
Cost of care	(87,626)	(6,944)	(178,343)	(6,305)	—	—	(279,218)
Cost of goods sold	—	—	—	—	(36,594)	—	(36,594)
Direct service costs	(25,332)	(16,270)	(10,589)	(11,262)	(5,607)	—	(69,060)
Other operating expenses	—	—	—	—	—	(29,079)	(29,079)
Stock compensation expense(1)	501	152	246	546	2,101	4,157	7,703
Segment profit (loss)	$45,189	$8,331	$13,133	$1,440	$3,449	$(24,922)	$46,620

				Radiology	Corporate
	Health		Public	Benefits	and
	Plan	Employer	Sector	Management	Other	Consolidated
Six Months Ended June 30, 2006
Net revenue	$317,168	$65,237	$396,965	$20,159	$—	$799,529
Cost of care	(176,175)	(15,066)	(341,300)	—	—	(532,541)
Direct service costs	(52,415)	(34,274)	(17,341)	(16,915)	—	(120,945)
Other operating expenses	—	—	—	—	(59,221)	(59,221)
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	390
Stock compensation expense(1)	566	152	361	534	10,481	12,094
Segment profit (loss)	$89,534	$16,049	$38,685	$3,778	$(48,740)	$99,306

				Radiology	Specialty	Corporate
	Health		Public	Benefits	Pharmaceutical	and
	Plan	Employer	Sector	Management	Management	Other	Consolidated
Six Months Ended June 30, 2007
Net revenue	$336,246	$62,606	$426,193	$29,192	$85,635	$—	$939,872
Cost of care	(193,401)	(13,768)	(374,563)	(6,305)	—	—	(588,037)
Cost of goods sold	—	—	—	—	(70,711)	—	(70,711)
Direct service costs	(51,951)	(31,786)	(20,548)	(22,222)	(10,226)	—	(136,733)
Other operating expenses	—	—	—	—	—	(59,281)	(59,281)
Stock compensation expense(1)	893	268	457	1,008	4,153	7,711	14,490
Segment profit (loss)	$91,787	$17,320	$31,539	$1,673	$8,851	$(51,570)	$99,600

(1)             Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Segment profit	$50,123	$46,620	$99,306	$99,600
Stock compensation expense	(6,594)	(7,703)	(12,094)	(14,490)
Depreciation and amortization	(11,333)	(13,505)	(21,990)	(27,157)
Interest expense	(1,721)	(1,604)	(3,690)	(3,456)
Interest income	4,921	5,519	9,138	10,706
Gain on sale of assets	403	—	5,148	—
Income from continuing operations before income taxes and minority interest	$35,799	$29,327	$75,818	$65,203

Quarter ended June 30, 2007 (“Current Year Quarter”), compared to the quarter ended June 30, 2006 (“Prior Year Quarter”)

Health Plan

Net Revenue

Net revenue related to Health Plan decreased by 1.1 percent or $1.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $24.7 million, revenue in the Prior Year Quarter of $0.8 million related to one-time transitional activities associated with a terminated contract, and other net decreases of $1.1 million, which decreases were partially offset by revenue from new contracts implemented after the Prior Year Quarter of $14.3 million, an increase in membership from existing customers of $5.0 million and favorable rate changes of $5.6 million.

Cost of Care

Cost of care decreased by 2.5 percent or $2.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $14.2 million, and favorable prior period medical claims development recorded in the Current Year Quarter of $7.6 million, which decreases were partially offset by care from new contracts implemented after the Prior Year Quarter of $11.0 million, favorable prior period claims development recorded in the Prior Year Quarter of $4.8 million, an increase in membership from existing customers of $2.3 million, unfavorable care development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.0 million, and care trends and other net variances of $0.4 million. Cost of care decreased as a percentage of risk revenue from 70.2 percent in the Prior Year Quarter to 69.5 percent in the Current Year Quarter, mainly due to favorable prior period care development and changes in business mix. For further discussion of Health Plan care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs decreased by 2.0 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter mainly due to terminated contracts. Direct service costs as a percentage of revenue for the Current Year Quarter were 16.1 percent which is consistent with the Prior Year Quarter.

Employer

Net Revenue

Net revenue related to Employer decreased by 2.1 percent or $0.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $3.5 million, which decrease was partially offset by revenue from new customers of $1.8 million, increased membership from existing customers of $0.8 million, and other net variances of $0.2 million.

Cost of Care

Cost of care of $6.9 million in the Current Year Quarter is consistent with the Prior Year Quarter. Decreases in care related to terminated contracts of $0.8 million and care trends and other net variances of $0.1 million were offset by favorable prior period medical claims development recorded in the Prior Year Quarter of $0.7 million and care costs associated with new customers of $0.2 million. Cost of care increased as a percentage of risk revenue from 24.7 percent in the Prior Year Quarter to 25.6 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

Direct service costs decreased by 7.1 percent or $1.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to expenses related to services and support required for Hurricane Katrina victims and related activities in the Prior Year Quarter, which also caused direct service costs to decrease as a percentage of revenue from 54.6 percent for the Prior Year Quarter to 51.8 percent in the Current Year Quarter.

Public Sector

Net Revenue

Net revenue related to Public Sector increased by 3.5 percent or $6.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue from new customers of $31.5 million and favorable rate changes of $7.3 million, which increases were partially offset by the loss of membership in connection with the Middle Grand Region of TennCare and other net decreases in membership from existing customers of $31.8 million and other net variances of $0.2 million.

Cost of Care

Cost of care increased by 7.5 percent or $12.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to care associated with new customers of $26.5 million, care associated with rate changes for contracts that have minimum cost of care requirements of $3.4 million, favorable prior period claims development recorded in the Prior Year Quarter of $0.8 million, and care trends and other net increases of $12.2 million, which increases were partially offset by the loss of membership in connection with the Middle Grand Region of TennCare and other net decreases in membership from existing customers of $28.8 million and favorable prior period medical claims development recorded in the Current Year Quarter of $1.6 million. Cost of care increased as a percentage of risk revenue from 85.6 percent in the Prior Year Quarter to 88.9 percent in the Current Year Quarter mainly due to business mix.

Direct Service Costs

Direct service costs increased by 16.0 percent or $1.5 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is primarily due to costs associated with new business. Direct service costs increased as a percentage of revenue from 4.7 percent for the Prior Year

Quarter to 5.2 percent in the Current Year Quarter, mainly due to membership decreases recorded in the Current Year Quarter.

Radiology Benefits Management

Net Revenue

Net revenue related to Radiology Benefits Management increased by 48.5 percent or $6.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue from new customers of $7.3 million and increased membership from existing customers of $0.9 million, which increases were partially offset by terminated contracts of $1.9 million and other net unfavorable variances of $0.3 million.

Cost of Care

Cost of care related to Radiology Benefits Management was $6.3 million for the Current Year Quarter from the Company’s first risk-based contract, which became effective June 1, 2007.   In the Prior Year Quarter the Radiology Benefits Management segment did not manage any risk-based contracts. Cost of care as a percentage of risk revenue was 94.2 percent in the Current Year Quarter.

Direct Service Costs

Direct service costs increased by 7.7 percent or $0.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to costs associated with new business in the Current Year Quarter. As a percentage of revenue, direct service costs decreased from 84.1 percent in the Prior Year Quarter to 61.0 percent in the Current Year Quarter, mainly due to business mix.

Specialty Pharmaceutical Management

Net Revenue

Net revenue related to Specialty Pharmaceutical Management was $43.5 million in the Current Year Quarter. The acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Quarter does not include any operating results from this segment of the Company.

Cost of Goods Sold

Cost of goods sold was $36.6 million in the Current Year Quarter. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold was 94.4 percent.

Direct Service Costs

Direct service costs were $5.6 million in the Current Year Quarter. As a percentage of revenue, direct service costs were 12.9 percent.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other Segment decreased 2.3 percent or $0.7 million from the Prior Year Quarter to the Current Year Quarter. This decrease resulted primarily from lower corporate stock compensation expense of $1.5 million, partially offset by current quarter expenses related to bid proposals of $0.5 million and other net unfavorable variances of $0.3 million. As a percentage of total net revenue, other operating expenses decreased from 7.5 percent for the Prior Year

Quarter to 6.4 percent for the Current Year Quarter primarily due to the leveraging of corporate functions in connection with the acquisitions of NIA and ICORE.

Depreciation and Amortization

Depreciation and amortization expense increased by 19.2 percent or $2.2 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions since the Prior Year Quarter, inclusive of assets related to the acquisition of ICORE.

Interest Expense

Interest expense decreased by 6.8 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter, mainly due to reductions in outstanding debt balances as a result of scheduled payments.

Interest Income

Interest income increased by 12.2 percent or $0.6 million from the Prior Year Quarter to the Current Year Quarter, mainly due to an increase in yields on investments and an increase in average invested balances.

Other Items

A gain on the disposition of assets of $0.4 million was recognized in the Prior Year Quarter.

Income Taxes

The Company’s effective income tax rate was 43.5 percent in the Prior Year Quarter and 42.0 percent in the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

Six months ended June 30, 2007 (“Current Year Period”), compared to the six months ended June 30, 2006 (“Prior Year Period”)

Health Plan

Net Revenue

Net revenue related to Health Plan increased by 6.0 percent or $19.1 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to revenue from new contracts implemented after the Prior Year Period of $28.7 million, increased membership from existing customers of $7.5 million, favorable rate changes of $11.9 million, and other net favorable increases of $1.1 million, which increases were partially offset by terminated contracts of $24.7 million and revenue in the Prior Year Period of $5.4 million related to one-time transitional activities associated with a terminated contract.

Cost of Care

Cost of care increased by 9.8 percent or $17.2 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to care from new contracts implemented after the Prior Year Period of $20.9 million, favorable prior period claims development recorded in the Prior Year Period of $4.0 million, increased membership from existing customers of $3.0 million, unfavorable care development for the Prior Year Period which was recorded after the Prior Year Period of $2.2 million, and care trends and other net unfavorable variances of $6.5 million, which increases were partially offset by terminated contracts of $14.2 million and favorable prior period medical claims development recorded in the Current Year Period of $5.2 million. Cost of care increased as a percentage of risk revenue from

70.0 percent in the Prior Year Period to 70.8 percent in the Current Year Period, mainly due to care trends and changes in business mix. For further discussion of Health Plan care trends, see “Outlook—Results of Operations” below.

Direct Service Costs

Direct service costs decreased by 0.9 percent or $0.5 million from the Prior Year Period to the Current Year Period mainly due to terminated contracts. Direct service costs decreased as a percentage of revenue from 16.5 percent in the Prior Year Period to 15.5 percent for the Current Year Period. The decrease in the percentage of direct service costs in relation to revenue is mainly due to business mix.

Equity in Earnings of Unconsolidated Subsidiaries

The Company recorded $0.4 million of equity in earnings of unconsolidated subsidiaries in the Prior Year Period. The Company sold its equity interest in Royal Health Care, LLC (“Royal”) effective February 6, 2006. Accordingly, the Current Year Period does not include any results for Royal.

Employer

Net Revenue

Net revenue related to Employer decreased by 4.0 percent or $2.6 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $7.3 million, which decrease was partially offset by revenue from new customers of $3.2 million and increased membership from existing customers of $1.5 million.

Cost of Care

Cost of care decreased by 8.6 percent or $1.3 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is mainly due to terminated contracts of $1.4 million, favorable prior period medical claims development recorded in the Current Year Period of $0.6 million, favorable care development for the Prior Year Period which was recorded after the Prior Year Period of $0.3 million, and care trends and other net favorable variances of $0.1 million, which decreases were partially offset by favorable prior period claims development recorded in the Prior Year Period of $0.6 million and care costs associated with new customers of $0.5 million. Cost of care decreased as a percentage of risk revenue from 26.6 percent in the Prior Year Period to 25.3 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

Direct service costs decreased by 7.3 percent or $2.5 million from the Prior Year Period to the Current Year Period. The decrease is primarily due to expenses related to services and support required for Hurricane Katrina victims and related activities in the Prior Year Period. Direct service costs decreased as a percentage of revenue from 52.5 percent for the Prior Year Period to 50.8 percent in the Current Year Period for the same reason.

Public Sector

Net Revenue

Net revenue related to Public Sector increased by 7.4 percent or $29.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue from new customers of $56.8 million and favorable rate changes of $12.9 million, which increases were partially offset by net membership decreases from existing customers of $28.4 million, favorable retrospective adjustments mainly related to membership recorded in the Prior Year Period of $9.9 million and other net unfavorable variances of $2.2 million.

Cost of Care

Cost of care increased by 9.7 percent or $33.3 million from the Prior Year Period to the Current Year Period. This increase is primarily due to care associated with new customers of $48.1 million, care associated with rate changes for contracts that have minimum cost of care requirements of $4.0 million, and care trends and other net unfavorable variances of $16.4 million, which increases were partially offset by net membership decreases from existing customers of $25.7 million, retrospective membership adjustments recorded in the Prior Year Period of $7.6 million, and favorable prior period medical claims development recorded in the Current Year Period of $1.9 million. Cost of care increased as a percentage of risk revenue from 86.5 percent in the Prior Year Period to 88.4 percent in the Current Year Period mainly due to business mix.

Direct Service Costs

Direct service costs increased by 18.5 percent or $3.2 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is primarily due to costs associated with new business. Direct service costs increased as a percentage of revenue from 4.4 percent for the Prior Year Period to 4.8 percent in the Current Year Period, mainly due to favorable retrospective membership adjustments recorded in the Prior Year Period.

Radiology Benefits Management

Net Revenue

Net revenue related to Radiology Benefits Management increased by 44.8 percent or $9.0 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue from new customers of $8.1 million and the inclusion of only five months of operating results in the Prior Year Period due to the closing of the acquisition of NIA on January 31, 2006, which increases were partially offset by terminated contracts of $3.0 million.

Cost of Care

Cost of care related to Radiology Benefits Management was $6.3 million for the Current Year Period from the Company’s first risk-based contract, which became effective June 1, 2007. In the Prior Year Period the Radiology Benefits Management segment did not manage any risk-based contracts. Cost of care as a percentage of risk revenue was 94.2 percent in the Current Year Period.

Direct Service Costs

Direct service costs increased by 31.4 percent or $5.3 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to the inclusion of only five months of operating results in the Prior Year Period and to costs associated with new business in the Current Year Period. As a percentage of revenue, direct service costs decreased from 83.9 percent in the Prior Year Period to 76.1 percent in the Current Year Period, mainly due to business mix.

Specialty Pharmaceutical Management

Net Revenue

Net revenue related to the Specialty Pharmaceutical Management was $85.6 million in the Current Year Period. The acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Period does not include any operating results from this segment of the Company.

Cost of Goods Sold

Cost of goods sold was $70.7 million in the Current Year Period. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold was 92.3 percent.

Direct Service Costs

Direct service costs were $10.2 million in the Current Year Period. As a percentage of revenue, direct service costs were 11.9 percent.

Corporate and Other

Other Operating Expenses

Other operating expenses related to the Corporate and Other Segment of $59.3 million in the Current Year Period were consistent with the Prior Year Period. As a percentage of total net revenue, other operating expenses decreased from 7.4 percent for the Prior Year Period to 6.3 percent for the Current Year Period primarily due to the leveraging of corporate functions in connection with the acquisitions of NIA and ICORE.

Depreciation and Amortization

Depreciation and amortization expense increased by 23.5 percent or $5.2 million from the Prior Year Period to the Current Year Period, primarily due to asset additions since the Prior Year Period, inclusive of assets related to the acquisitions of NIA and ICORE.

Interest Expense

Interest expense decreased by 6.3 percent or $0.2 million from the Prior Year Period to the Current Year Period, mainly due to reductions in outstanding debt balances as a result of scheduled payments.

Interest Income

Interest income increased by 17.2 percent or $1.6 million from the Prior Year Period to the Current Year Period, mainly due to an increase in yields on investments and an increase in average invested balances.

Other Items

A gain on the disposition of assets of $5.1 million was recognized in the Prior Year Period mainly as a result of the Company’s sale of its equity interest in Royal.

Income Taxes

The Company’s effective income tax rate was 43.9 percent in the Prior Year Period and 41.7 percent in the Current Year Period. The Prior Year Period and Current Year Period effective income tax rates differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income.

Outlook—Results of Operations

The Company’s Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 2—“Forward-Looking Statements” as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company’s risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general); and (vi) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

Care Trends.   The Company expects that the care trend factors for 2007 will be 6 to 8 percent for Health Plan, and 3 to 5 percent for Public Sector.

Interest Rate Risk.   Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the “Credit Agreement”). Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement as of June 30, 2007, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Maricopa County Contract.   On June 12, 2007, the Company was awarded a contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the “Maricopa Contract”). The Maricopa Contract is anticipated to begin September 1, 2007 and to have an initial term through June 30, 2010 with options for the Arizona Department of Health Services to extend for two additional one-year periods. The Maricopa Contract is projected to generate annual revenue of approximately $500 million. The Company expects earnings from the Maricopa Contract to be slightly negative in 2007 due primarily to costs associated with implementation of the contract. However, there are certain material terms of the Maricopa Contract that have yet to be finalized that may impact these estimates. The Company will report the operations of the Maricopa Contract within the Public Sector segment.

Historical—Liquidity and Capital Resources

Operating Activities.   Net cash provided by operating activities increased by approximately $20.3 million from the Prior Year Period to the Current Year Period, primarily due to lower payments associated with claims run-out for terminated contracts, with Prior Year Period and Current Year Period run-out payments totaling $23.1 million and $6.7 million, respectively.

Investing Activities.   The Company utilized $8.9 million and $12.7 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of capital expenditures for both periods related to management information systems and related equipment.

During the Prior Year Period, the Company used net cash of $120.7 million in connection with the acquisition of NIA, and the Company received proceeds of $22.2 million, primarily in connection with the sale of its investment in Royal. During the Current Year Period, the Company used net cash of $5.3 million for the payment of a partial working capital payment pertaining to the ICORE acquisition.

During the Prior Year Period, the Company received net cash of $183.1 million from the net maturity of “available-for-sale” investments, a portion of which was utilized to fund the NIA acquisition, and during the Current Year Period, the Company received net cash of $4.7 million from the net maturity of “available-for-sale” investments. The Company’s investments consist of U.S. government and agency securities, corporate debt securities and certificates of deposit.

Financing Activities.   During the Prior Year Period, the Company repaid $12.5 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $0.2 million. In addition, the Company received $7.8 million from the exercise of stock options and warrants. During the Current Year Period, the Company repaid $12.5 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $1.6 million. In addition, the Company received $23.8 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

Liquidity.   As previously discussed, the Company was awarded the Maricopa Contract. During the three months ended September 30, 2007, the Company will be required to provide capital of approximately $40 million in the regulated subsidiary that is responsible for managing the Maricopa Contract. The behavioral healthcare company that currently serves Maricopa County owns and operates several behavioral health direct care facilities which are used to provide service to Maricopa County. On July 17, 2007, the Company and such behavioral healthcare company reached agreement for the transition of such behavioral health direct care facilities and related assets to the Company upon the start date of the Maricopa Contract, in exchange for $10.5 million. Of this amount, approximately $7 million represents capital expenditures. The Company will have additional capital expenditure requirements during the remainder of the year as it implements the Maricopa Contract.

Including the capital expenditure requirements for the Maricopa Contract, the Company estimates that it will spend approximately $25 million to $35 million of additional funds in 2007 for capital expenditures during the remainder of the year. The Company does not anticipate that it will need to draw on amounts available under the revolving loan facility of the Credit Agreement for its operations, capital needs or debt service in 2007. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due.

Off-Balance Sheet Arrangements.   As of June 30, 2007, the Company has no off-balance sheet arrangements of a material significance.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”  (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specified election dates. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on the Company’s consolidated financial position and results of operations.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents, restricted cash, and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the Company’s investment balances, and the borrowing levels under the Credit Agreement as of June 30, 2007, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.                        Controls and Procedures.

a)     The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of June 30, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

b)     Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on May 15, 2007 in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, stockholders were asked to consider and vote upon (a) the election of four directors (“Proposal Number 1”); and (b) ratification of the appointment of Ernst & Young as the Company’s independent registered public accounting firm for the fiscal year 2007 (“Proposal Number 2”).

(1)         At the meeting, the four nominees of the Board of Directors (Nancy L. Johnson, Steven J. Shulman, Michael P. Ressner, and Michael Diament) were elected as directors, with terms expiring in accordance with Magellan’s certificate of incorporation upon the 2009 annual meeting of stockholders for Ms. Johnson and upon the 2008 annual meeting of stockholders for Mssrs. Shulman, Ressner and Diament and the election and qualification of their successors. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Nancy L. Johnson	37,064,068	468,742
Steven J. Shulman	36,839,567	693,243
Michael P. Ressner	35,361,851	2,170,959
Michael Diament.	35,392,850	2,139,960

Other directors whose terms of office continued after the annual meeting are: William J. McBride, Robert M. Le Blanc, Allen F. Wise, Barry M. Smith and Rene Lerer, M.D.

Proposal Number 2 was adopted with 37,513,663 votes cast for, and 15,967 votes cast against; in addition there were 3,181 abstentions on Proposal Number 2.

Item 5.                        Other Information.

On July 25, 2007, the Board of Directors of the Company voted to increase the size of the board from 9 to 10 members and to appoint William D. Forrest to the board for a term expiring at the 2008 annual meeting of shareholders.

Mr. Forrest is the chairman of Cosi Inc., a national restaurant chain headquartered in Deerfield, Ill. Prior to joining Cosi, he was a managing director with the international investment bank, Gleacher Partners. He began his professional career in the consulting division of Laventhal and Horwath and subsequently established his own consulting firm, Forrest Advisory Services. Throughout his career he has served in executive management, investment banking and investor roles with organizations in a variety of industries including health care, manufacturing, and food service. He holds a Bachelor’s degree from Cornell University.

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

Date: July 27, 2007	MAGELLAN HEALTH SERVICES, INC.
(Registrant)
/s/ MARK S. DEMILIO
Mark S. Demilio
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)