Form 10-Q
period 2007-09-30
MAGELLAN HEALTH SERVICES INC
filed 2007-11-02
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1076937 (IRS Employer Identification No.)
55 Nod Road, Avon, Connecticut (Address of principal executive offices)	06001 (Zip code)

(860) 507-1900
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

        The number of shares of the registrant's Ordinary Common Stock outstanding as of September 30, 2007 was 39,810,255

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2006	September 30, 2007
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$163,737	$278,528
Restricted cash	141,032	191,430
Accounts receivable, less allowance for doubtful accounts of $1,502 and $1,139 at December 31, 2006 and September 30, 2007, respectively	70,440	73,266
Short-term investments (restricted investments of $27,443 and $39,447 at December 31, 2006 and September 30, 2007, respectively)	52,529	61,171
Deferred income taxes	69,058	69,058
Other current assets (restricted deposits of $20,025 and $23,793 at December 31, 2006 and September 30, 2007, respectively)	38,778	46,513

Total Current Assets	535,574	719,966
Property and equipment, net	100,255	101,948
Long-term investments—restricted	2,996	2,417
Deferred income taxes	113,169	83,068
Other long-term assets	5,758	6,729
Goodwill	374,381	370,639
Other intangible assets, net	75,387	63,231

Total Assets	$1,207,520	$1,347,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$22,361	$17,257
Accrued liabilities	84,390	77,602
Medical claims payable	156,079	187,623
Other medical liabilities	30,336	50,717
Current maturities of long-term debt and capital lease obligations	27,907	20,185

Total Current Liabilities	321,073	353,384
Long-term debt and capital lease obligations	14,006	1,292
Deferred credits and other long-term liabilities	108,700	129,521
Minority interest	174	407

Total Liabilities	443,953	484,604

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2006 and September 30, 2007—Issued and outstanding—37,792 shares and 39,810 shares at December 31, 2006 and September 30, 2007, respectively	378	398
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	476,645	525,832
Retained earnings	281,166	331,746
Warrants outstanding	5,384	5,384
Accumulated other comprehensive (loss) income	(6)	34

Total Stockholders' Equity	763,567	863,394

Total Liabilities and Stockholders' Equity	$1,207,520	$1,347,998

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net revenue	$429,487	$558,076	$1,229,016	$1,497,948

Cost and expenses:
Cost of care	271,905	369,008	804,446	957,045
Cost of goods sold	15,212	37,341	15,212	108,052
Direct service costs and other operating expenses(1)	96,661	102,468	276,827	298,482
Equity in earnings of unconsolidated subsidiaries	—	—	(390)	—
Depreciation and amortization	13,096	14,393	35,086	41,550
Interest expense	1,807	1,571	5,497	5,027
Interest income	(4,280)	(6,434)	(13,418)	(17,140)
Gain on sale of assets	—	—	(5,148)	—

	394,401	518,347	1,118,112	1,393,016

Income from continuing operations before income taxes and minority interest	35,086	39,729	110,904	104,932
Provision for income taxes	13,890	14,712	47,169	41,930

Income from continuing operations before minority interest	21,196	25,017	63,735	63,002
Minority interest, net	(40)	(47)	(40)	145

Net income	21,236	25,064	63,775	62,857
Other comprehensive income	186	48	562	40

Comprehensive income	$21,422	$25,112	$64,337	$62,897

Weighted average number of common shares outstanding—basic (See Note B)	37,096	39,193	36,925	38,759

Weighted average number of common shares outstanding—diluted (See Note B)	39,023	39,849	38,569	39,654

Net income per common share—basic:	$0.57	$0.64	$1.73	$1.62

Net income per common share—diluted:	$0.54	$0.63	$1.65	$1.59

(1)
Includes stock compensation expense of $8,939 and $8,172 for the three months ended September 30, 2006 and 2007, respectively, and $21,033 and $22,662 for the nine months ended September 30, 2006 and 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2006	2007
Cash flows from operating activities:
Net income	$63,775	$62,857
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of assets	(5,148)	—
Depreciation and amortization	35,086	41,550
Equity in earnings of unconsolidated subsidiaries	(390)	—
Non-cash interest expense	1,042	1,042
Non-cash stock compensation expense	21,033	22,662
Non-cash income tax expense	42,232	38,987
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	22,241	(48,339)
Accounts receivable, net	11,125	(3,520)
Other assets	(384)	(9,747)
Accounts payable and accrued liabilities	(19,013)	(5,411)
Medical claims payable and other medical liabilities	(39,602)	51,925
Other	(39)	535

Net cash provided by operating activities	131,958	152,541

Cash flows from investing activities:
Capital expenditures	(14,999)	(31,806)
Acquisitions and investments in businesses, net of cash acquired	(282,806)	(5,277)
Proceeds from sale of assets	22,200	—
Purchase of investments	(29,589)	(100,883)
Maturity of investments	227,534	94,017
Proceeds from note receivable	3,000	—

Net cash used in investing activities	(74,660)	(43,949)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(18,929)	(20,346)
Proceeds from exercise of stock options and warrants	8,878	26,717
Other	—	(172)

Net cash (used in) provided by financing activities	(10,051)	6,199

Net increase in cash and cash equivalents	47,247	114,791
Cash and cash equivalents at beginning of period	81,039	163,737

Cash and cash equivalents at end of period	$128,286	$278,528

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2007.

Business Overview

        The Company is engaged in the specialty managed healthcare business, and its principal offices and operations are in the United States. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of its January 31, 2006 acquisition of National Imaging Associates, Inc. ("NIA") and its July 31, 2006 acquisition of ICORE Healthcare LLC ("ICORE"), respectively. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

        Managed Behavioral Healthcare.    The Company's managed behavioral healthcare business is composed of three of the Company's segments, each as described further below. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract", which is discussed further in Note D—"Commitments and Contingencies-Maricopa Contract"). Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over the next two years pursuant to a schedule as set forth in the Maricopa Contract. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services, and (iii) employee assistance programs ("EAPs") where the Company provides short-term outpatient counseling.

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following three segments:

        Health Plan.    The Managed Behavioral Healthcare Health Plan segment ("Health Plan") generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. Health Plan's contracts encompass either risk-based or ASO arrangements or both and provide for service to the commercial, Medicaid and Medicare members of the health plan.

        Employer.    The Managed Behavioral Healthcare Employer segment ("Employer") generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral healthcare services, or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO but currently are primarily ASO.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements.

        Radiology Benefits Management.    The Company's Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. The Company also offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007, respectively.

        Specialty Pharmaceutical Management.    The Company's Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases, under contracts in commercial, Medicare and Medicaid programs. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical services include (i) the distribution of specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers.

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $408.8 million and $1,208.3 million for the three and nine months ended September 30, 2006, respectively, and $513.0 million and $1,367.2 million for the three and nine months ended September 30, 2007, respectively.

Distribution Revenue

        The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete: the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may not return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $17.3 million during the three months and nine months ended September 30, 2006, and $40.0 million and $116.6 million during the three months and nine months ended September 30, 2007, respectively.

Performance-based Revenue

        Performance-based revenues were $3.9 million and $11.0 million for the three months and nine months ended September 30, 2006, respectively, and $2.6 million and $5.8 million for the three months and nine months ended September 30, 2007, respectively.

Significant Customers

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and with subsidiaries of WellPoint, Inc. ("WellPoint"), each generated revenues that exceeded, in the aggregate, ten percent of the Company's consolidated net revenues for the nine months ended September 30, 2007. The Company also has a significant concentration of business from contracts with individual counties that are part of the Pennsylvania Medicaid program. In addition, the Maricopa Contract is a large contract that represents a significant concentration of business for the Company.

        The Company provides managed behavioral healthcare services for TennCare through contracts that extend through June 30, 2008. The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions.

        As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. The Company continues to manage behavioral healthcare services for approximately 19,000 children in the Middle Grand Region enrolled in TennCare's Select, DCS Custody and SSI Children categories on substantially the same terms previously applicable to the entire region. Additionally, the Company continues to manage behavioral healthcare services for approximately 10,000 adults on substantially the same basis, continuing only until TennCare disenrolls them as a result of eligibility changes that were enacted in late 2005. The Company recorded revenue of $101.8 million and $312.1 million during the three months and nine months ended September 30, 2006, respectively, and $70.4 million and $245.2 million during the three months and nine months ended September 30, 2007, respectively, from its TennCare contracts.

        TennCare has indicated its intent to issue, by the end of November 2007, Requests for Proposals ("RFPs") for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the East Grand and West Grand Regions by managed care organizations. The start date of any such contracts awarded pursuant to the RFPs has not yet been determined. TennCare has indicated that it intends to award contracts to at least two managed care organizations in each of the East Grand and West Grand Regions. The Company has agreed to bid with one managed care organization on the RFPs and under a subcontract agreement the Company would manage the behavioral healthcare benefits for any contract awarded to such managed care organization pursuant to the RFPs. Because the Company is aligned with only one managed care organization, even if successful in the bid process, the Company would not retain all of the membership that it currently serves. There can be no assurance that the managed care organization with which the Company has agreed to bid will be awarded a contract with TennCare; or that if such managed care organization is awarded a contract pursuant to the RFP, the terms of the subcontract will be similar to terms the Company currently has with TennCare.

        Total revenue from the Company's contracts with WellPoint was $49.9 million and $148.3 million during the three months and nine months ended September 30, 2006, respectively, including radiology benefits management revenue of $3.2 million and $9.4 million, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007. Total revenue from the Company's contracts with WellPoint was $67.6 million and $155.7 million during the three months and nine months ended September 30, 2007, respectively, including radiology benefits management revenue of $37.0 million and $44.7 million, respectively.

        WellPoint notified the Company that a second managed behavioral healthcare contract that is set to expire December 31, 2007 will not be renewed; this contract generated revenue of $22.2 million and $63.9 million during the three months and nine months ended September 30, 2007, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company's other radiology benefits management contracts with WellPoint, which generated $11.5 million of revenue for the nine months ended September 30, 2007, generally have terms through various dates in 2008 and 2009.

        The Company also derives substantial revenue from managed behavioral healthcare contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $62.1 million and $186.1 million for the three months and nine months ended September 30, 2006, respectively, and $67.5 million and $198.5 million for the three months and nine months ended September 30, 2007, respectively.

        In addition to TennCare and WellPoint, one other customer generated greater than 10% of the net revenues in the Company's managed behavioral healthcare business for the nine months ended September 30, 2007. Such customer generated $129.4 million of the net revenues for Health Plan for the nine months ended September 30, 2007.

        In addition to WellPoint, two other customers generated greater than 10% of the net revenues in the Company's Radiology Benefits Management line of business for the nine months ended September 30, 2006. Such customers generated $3.7 million and $3.4 million, respectively, of the net revenues for Radiology Benefits Management for the nine months ended September 30, 2006.

        In addition to WellPoint, one other customer generated greater than 10% of the net revenues in the Company's Radiology Benefits Management line of business for the nine months ended September 30, 2007. Such customer generated $34.5 million of the net revenues for Radiology Benefits Management for the nine months ended September 30, 2007.

        Included in the Company's Specialty Pharmaceutical Management line of business are four customers that exceeded 10 percent of the net revenues for this line of business for the nine months ended September 30, 2007. The four customers generated $44.4 million, $25.5 million, $23.7 million and $18.2 million, respectively, of the net revenues for Specialty Pharmaceutical Management for the nine months ended September 30, 2007.

Income Taxes

        The Company's effective income tax rate was 42.5 percent and 40.0 percent for the nine months ended September 30, 2006 and 2007, respectively. The effective rates for the nine months ended September 30, 2006 and 2007 differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income. The effective income tax rate will vary between periods mainly due to the impact of permanent differences in each period and changes in the effective state income tax rate.

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $5.8 million in its liability for unrecognized tax benefits and a net decrease of $6.0 million to its deferred tax assets, which were recorded as a reduction to retained earnings of $12.3 million and a decrease to goodwill of $0.5 million.

        The gross amount of unrecognized tax benefits (excluding interest costs) as of the January 1, 2007 adoption date of FIN 48 was $108.3 million, of which $92.1 million ($85.1 million net of unrecognized indirect benefits) is included in deferred credits and other long-term liabilities and the remainder of which decreases the amount of long-term deferred income taxes. If the unrecognized tax benefits were to be realized, $23.7 million would impact the effective tax rate and the remainder would be recorded as a reduction to goodwill in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The Company is no longer subject to U.S. federal taxes for years ended prior to December 31, 2004, although the Company's federal net operating loss carryovers from such prior years remain subject to examination by the Internal Revenue Service ("IRS").

        With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years ended prior to December 31, 2003. In addition, the statute of limitations regarding the assessment of most state and local income taxes for the fiscal year ended December 31,

2003 will expire during the fourth quarter of 2007. The Company anticipates that up to $3.8 million of unrecognized tax benefits (excluding interest costs) recorded as of January 1, 2007 could be reversed as a result of state statute expirations. All such reversals will be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs. The Company reduced its unrecognized tax benefits by $1.5 million during the current quarterly period as a result of state and local statutes which lapsed during the three months ended September 30, 2007. This discrete adjustment was reflected as a decrease in goodwill rather than as a reduction to income tax expense.

        The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of the January 1, 2007 adoption date of FIN 48, the balance of accrued interest and penalties was $1.5 million.

        In addition to the adjustments recorded as of January 1, 2007 with respect to the adoption of FIN 48, but excluding the discrete adjustment for statute expirations, the Company's gross unrecognized tax benefits (excluding interest costs) increased by $4.6 million and $11.8 million in the three months and nine months ended September 30, 2007, respectively.

Stock Compensation

        The Company measures stock compensation under FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). At December 31, 2006 and September 30, 2007, the Company had equity-based employee incentive plans, which are described more fully in Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Under SFAS 123R, the Company recorded stock compensation expense of $8.9 million and $21.0 million for the three months and nine months ended September 30, 2006, respectively, and $8.2 million and $22.7 million for the three months and nine months ended September 30, 2007, respectively. Stock compensation expense recognized in the condensed consolidated statements of income for the three months and nine months ended September 30, 2006 and 2007 has been reduced for estimated forfeitures, estimated at four percent and two percent, respectively.

        SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the three months and nine months ended September 30, 2006 and 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses ("NOLs"), and thus there were no such financing cash flows reported.

        The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2007 was $12.25 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 28.4 percent based on the historical volatility of the Company's stock price.

        Summarized information related to the Company's stock options for the nine months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,990,507	$24.64
Granted	1,529,991	41.30
Cancelled	(146,781)	39.09
Exercised	(1,980,393)	13.49

Outstanding, end of period	4,393,324	$34.98

Vested and expected to vest at end of period	4,276,365	$34.92

Exercisable, end of period	1,006,714	$30.89

        Substantially all of the Company's options granted during the nine months ended September 30, 2007 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	629,234	$42.80
Awarded	5,250	44.49
Vested	(29,050)	35.56
Forfeited	(1,325)	33.02

Outstanding, ending of period	604,109	$43.19

        Summarized information related to the Company's nonvested restricted stock units for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	121,032	$40.33
Awarded	140,525	40.63
Vested	(38,754)	40.21
Forfeited	(8,837)	42.08

Outstanding, ending of period	213,966	$40.48

        Restricted stock awards and restricted stock units granted during the nine months ended September 30, 2007 generally vest ratably on each anniversary date over the three years subsequent to grant.

        There were no significant changes to outstanding warrants during the nine months ended September 30, 2007.

Long Term Debt and Capital Lease Obligations

        The Company's credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the "Credit Agreement") provides for a Term Loan Facility. At September 30, 2007, the annual interest rate on borrowings under the Term Loan Facility due through 2008 was 7.50 percent and the annual interest rates on the Company's capital lease obligations due through 2008 were 4.36 percent to 7.17 percent.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on the Company's consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specified election dates. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on the Company's consolidated financial position and results of operations.

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net income	$21,236	$25,064	$63,775	$62,857

Denominator:
Weighted average number of common shares outstanding—basic	37,096	39,193	36,925	38,759
Common stock equivalents—stock options	1,672	457	1,480	642
Common stock equivalents—warrants	186	159	146	165
Common stock equivalents—restricted stock	47	6	8	57
Common stock equivalents—restricted stock units	22	34	10	31
Common stock equivalents—employee stock purchase plan	—	—	—	—

Weighted average number of common shares outstanding—diluted	39,023	39,849	38,569	39,654

Net income per common share—basic	$0.57	$0.64	$1.73	$1.62

Net income per common share—diluted	$0.54	$0.63	$1.65	$1.59

        The weighted average number of common shares outstanding for the three months and nine months ended September 30, 2006 and 2007 was calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2006 and 2007 represent shares of Ordinary Common Stock related to certain warrants, stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, and stock to be purchased under the Employee Stock Purchase Plan.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, income taxes and minority interest ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended September 30, 2006
Net revenue	$164,479	$32,079	$201,586	$10,648	$20,695	$—	$429,487
Cost of care	(95,404)	(6,875)	(169,626)	—	—	—	(271,905)
Cost of goods sold	—	—	—	—	(15,212)	—	(15,212)
Direct service costs	(25,754)	(16,605)	(8,928)	(9,845)	(2,631)	—	(63,763)
Other operating expenses	—	—	—	—	—	(32,898)	(32,898)
Stock compensation expense(1)	391	94	242	353	1,308	6,551	8,939

Segment profit (loss)	$43,712	$8,693	$23,274	$1,156	$4,160	$(26,347)	$54,648

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended September 30, 2007
Net revenue	$159,692	$31,715	$249,510	$72,054	$45,105	$—	$558,076
Cost of care	(85,154)	(6,615)	(223,888)	(53,351)	—	—	(369,008)
Cost of goods sold	—	—	—	—	(37,341)	—	(37,341)
Direct service costs	(23,525)	(15,782)	(14,468)	(14,097)	(5,507)	—	(73,379)
Other operating expenses	—	—	—	—	—	(29,089)	(29,089)
Stock compensation expense(1)	459	75	313	662	2,330	4,333	8,172

Segment profit (loss)	$51,472	$9,393	$11,467	$5,268	$4,587	$(24,756)	$57,431

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Nine Months Ended September 30, 2006
Net revenue	$481,648	$97,316	$598,551	$30,806	$20,695	$—	$1,229,016
Cost of care	(271,577)	(21,942)	(510,927)	—	—	—	(804,446)
Cost of goods sold	—	—	—	—	(15,212)	—	(15,212)
Direct service costs	(78,169)	(50,879)	(26,269)	(26,760)	(2,631)	—	(184,708)
Other operating expenses	—	—	—	—	—	(92,119)	(92,119)
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	—	390
Stock compensation expense(1)	957	246	603	887	1,308	17,032	21,033

Segment profit (loss)	$133,249	$24,741	$61,958	$4,933	$4,160	$(75,087)	$153,954

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Nine Months Ended September 30, 2007
Net revenue	$495,940	$94,320	$675,703	$101,245	$130,740	$—	$1,497,948
Cost of care	(278,556)	(20,382)	(598,451)	(59,656)	—	—	(957,045)
Cost of goods sold	—	—	—	—	(108,052)	—	(108,052)
Direct service costs	(75,476)	(47,568)	(35,015)	(36,320)	(15,733)	—	(210,112)
Other operating expenses	—	—	—	—	—	(88,370)	(88,370)
Stock compensation expense(1)	1,352	343	770	1,670	6,483	12,044	22,662

Segment profit (loss)	$143,260	$26,713	$43,007	$6,939	$13,438	$(76,326)	$157,031

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Segment profit	$54,648	$57,431	$153,954	$157,031
Stock compensation expense	(8,939)	(8,172)	(21,033)	(22,662)
Depreciation and amortization	(13,096)	(14,393)	(35,086)	(41,550)
Interest expense	(1,807)	(1,571)	(5,497)	(5,027)
Interest income	4,280	6,434	13,418	17,140
Gain on sale of assets	—	—	5,148	—

Income from continuing operations before income taxes and minority interest	$35,086	$39,729	$110,904	$104,932

NOTE D—Commitments and Contingencies

  Maricopa Contract

        The Maricopa Contract began September 1, 2007 and has an initial term through June 30, 2010 with options for the Arizona Department of Health Services to extend for two additional one-year periods. The Company reports the operations of the Maricopa Contract within the Public Sector segment. The Company is required to provide capital of approximately $45 million in the regulated subsidiary that is responsible for managing the Maricopa Contract, of which $15 million has been funded as of September 30, 2007 and the remaining $30 million will be funded during the fourth quarter of 2007. Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over the next two years pursuant to a schedule as set forth in the Maricopa Contract. During the quarter ended September 30, 2007, the Company paid $10.8 million to the managed behavioral health care company that was the previous holder of the Maricopa Contract for the transition of such facilities to the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. ("Magellan"), and its majority-owned subsidiaries and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company") should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission ("SEC") on February 28, 2007.

Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that its plans, intentions and expectations as reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include:

  •
  the Company's inability to renegotiate or extend expiring customer contracts, or the termination of customer contracts;

  •
  the Company's inability to integrate acquisitions in a timely and effective manner;

  •
  changes in business practices of the industry, including the possibility that certain of the Company's managed care customers could seek to provide managed healthcare services directly to their subscribers, instead of contracting with the Company for such services;

  •
  the impact of changes in the contracting model for Medicaid contracts, including certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives;

  •
  the Company's ability to accurately predict and control healthcare costs, and to properly price the Company's services, including risk-based radiology products for which the Company does not possess any previous experience underwriting such business;

  •
  the Company's dependence on government spending for managed healthcare, including changes in federal, state and local healthcare policies;

  •
  restrictive covenants in the Company's debt instruments;

  •
  present or future state regulations and contractual requirements that the Company provide financial assurance of its ability to meet its obligations;

  •
  the impact of the competitive environment in the managed healthcare services industry may limit the Company's ability to maintain or obtain contracts, as well as to its ability to maintain or increase its rates;

  •
  the possible impact of healthcare reform;

  •
  government regulation;

  •
  the possible impact of additional regulatory scrutiny and liability associated with the Company's Specialty Pharmaceutical Management segment;

  •
  the inability to realize the value of goodwill and intangible assets;

  •
  future changes in the composition of the Company's stockholder population which could, in certain circumstances, limit the ability of the Company to utilize its Net Operating Losses ("NOLs");

  •
  pending or future actions or claims for professional liability;

  •
  claims brought against the Company that either exceed the scope of the Company's liability coverage or result in denial of coverage;

  •
  class action suits and other legal proceedings; and

  •
  the impact of governmental investigations.

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A of this Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of its January 31, 2006 acquisition of National Imaging Associates ("NIA") and its July 31, 2006 acquisition of ICORE Healthcare LLC ("ICORE"), respectively. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

          Managed Behavioral Healthcare.    The Company's managed behavioral healthcare business is composed of three of the Company's segments, each as described further below. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract with the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract", which is discussed further in Note D—"Commitments and Contingencies—Maricopa Contract"). Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over the next two years pursuant to a schedule as set forth in the Maricopa Contract. The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services, and (iii) employee assistance programs ("EAPs") where the Company provides short-term outpatient counseling.

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following three segments:

          Health Plan.    The Managed Behavioral Healthcare Health Plan segment ("Health Plan") generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans. Health Plan's contracts encompass either risk-based or ASO arrangements or both and provide for service to the commercial, Medicaid and Medicare members of the health plan. As of September 30, 2007, Health Plan's covered lives were 5.5 million, 0.2 million and 20.1 million for risk-based, EAP and ASO products, respectively. For the nine months ended September 30, 2007, Health Plan's revenue was $400.2 million, $1.0 million and $94.8 million for risk-based, EAP and ASO products, respectively.

          Employer.    The Managed Behavioral Healthcare Employer segment ("Employer") generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral healthcare services, or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO but currently are primarily ASO. As of September 30, 2007, Employer's covered lives were 0.1 million, 13.7 million and 0.5 million for risk-based, EAP and ASO products, respectively. For the nine months ended September 30, 2007, Employer's revenue was $4.8 million, $76.8 million and $12.7 million for risk-based, EAP and ASO products, respectively.

          Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of September 30, 2007, Public Sector's covered lives were 2.1 million and 0.2 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2007, Public Sector's revenue was $672.4 million and $3.3 million for risk-based and ASO products, respectively. Risk contracts in the Public Sector segment generally have higher per member premiums, cost and (to some degree) more volatility than risk contracts in either the Health Plan or Employer segments due to the nature of populations, benefits provided and other matters.

          Radiology Benefits Management.    The Company's Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. The Company also offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007, respectively. As of September 30, 2007, covered lives for Radiology Benefits Management were 1.9 million and 18.0 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2007, revenue for Radiology Benefits Management was $64.2 million and $37.0 million for risk-based and ASO products, respectively.

          Specialty Pharmaceutical Management.    The Company's Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer,

  multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases, under contracts in commercial, Medicare and Medicaid programs. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical services include (i) the distribution of specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. The Company's Specialty Pharmaceutical Management segment had contracts with 30 health plans as of September 30, 2007.

          Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and with subsidiaries of WellPoint, Inc. ("WellPoint"), each generated revenues that exceeded, in the aggregate, ten percent of the Company's consolidated net revenues for the nine months ended September 30, 2007. The Company also has a significant concentration of business from contracts with individual counties that are part of the Pennsylvania Medicaid program. In addition, the Maricopa Contract is a large contract that represents a significant concentration of business for the Company.

        The Company provides managed behavioral healthcare services for TennCare through contracts that extend through June 30, 2008. The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions.

        As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. The Company continues to manage behavioral healthcare services for approximately 19,000 children in the Middle Grand Region enrolled in TennCare's Select, DCS Custody and SSI Children categories on substantially the same terms previously applicable to the entire region. Additionally, the Company continues to manage behavioral healthcare services for approximately 10,000 adults on substantially the same basis, continuing only until TennCare disenrolls them as a result of eligibility changes that were enacted in late 2005. The Company recorded revenue of $101.8 million and $312.1 million during the three months and nine months ended September 30, 2006, respectively, and $70.4 million and $245.2 million during the three months and nine months ended September 30, 2007, respectively, from its TennCare contracts.

        TennCare has indicated its intent to issue, by the end of November 2007, Requests for Proposals ("RFPs") for the management of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the East Grand and West Grand Regions by managed care organizations. The start date of any such contracts awarded pursuant to the RFPs has not yet been determined. TennCare has indicated that it intends to award contracts to at least two managed care organizations in each of the East Grand and West Grand Regions. The Company has agreed to bid with one managed care organization on the RFPs and under a subcontract agreement the Company would manage the behavioral healthcare benefits for any contract awarded to such managed care organization pursuant to the RFPs. Because the Company is aligned with only one managed care organization, even if successful in the bid process, the Company would not retain all of the membership that it currently serves. There can be no assurance that the managed care organization with which the Company has agreed to bid will be awarded a contract with TennCare; or that if such managed care organization is awarded a contract pursuant to the RFP, the terms of the subcontract will be similar to terms the Company currently has with TennCare.

        Total revenue from the Company's contracts with WellPoint was $49.9 million and $148.3 million during the three months and nine months ended September 30, 2006, respectively, including radiology benefits management revenue of $3.2 million and $9.4 million, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007. Total revenue from the Company's contracts with WellPoint was $67.6 million and $155.7 million during the three months and nine months ended September 30, 2007, respectively, including radiology benefits management revenue of $37.0 million and $44.7 million, respectively.

        WellPoint notified the Company that a second managed behavioral healthcare contract that is set to expire December 31, 2007 will not be renewed; this contract generated revenue of $22.2 million and $63.9 million during the three months and nine months ended September 30, 2007, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company's other radiology benefits management contracts with WellPoint, which generated $11.5 million of revenue for the nine months ended September 30, 2007, generally have terms through various dates in 2008 and 2009.

        The Company also derives substantial revenue from managed behavioral healthcare contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $62.1 million and $186.1 million for the three months and nine months ended September 30, 2006, respectively, and $67.5 million and $198.5 million for the three months and nine months ended September 30, 2007, respectively.

        In addition to TennCare and WellPoint, one other customer generated greater than 10% of the net revenues in the Company's managed behavioral healthcare business for the nine months ended September 30, 2007. Such customer generated $129.4 million of the net revenues for Health Plan for the nine months ended September 30, 2007.

        In addition to WellPoint, two other customers generated greater than 10% of the net revenues in the Company's Radiology Benefits Management line of business for the nine months ended September 30, 2006. Such customers generated $3.7 million and $3.4 million, respectively, of the net revenues for Radiology Benefits Management for the nine months ended September 30, 2006.

        In addition to WellPoint, one other customer generated greater than 10% of the net revenues in the Company's Radiology Benefits Management line of business for the nine months ended September 30, 2007. Such customer generated $34.5 million of the net revenues for Radiology Benefits Management for the nine months ended September 30, 2007.

        Included in the Company's Specialty Pharmaceutical Management line of business are four customers that exceeded 10 percent of the net revenues for this line of business for the nine months ended September 30, 2007. The four customers generated $44.4 million, $25.5 million, $23.7 million and $18.2 million, respectively, of the net revenues for Specialty Pharmaceutical Management for the nine months ended September 30, 2007.

Off-Balance Sheet Arrangements

        The Company does not maintain any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's finances that is material to investors.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Except as noted below, the Company's critical accounting policies are summarized in the Company's Annual Report on Form 10-K, filed with the SEC on February 28, 2007.

Income Taxes

        The Company's effective income tax rate was 42.5 percent and 40.0 percent for the nine months ended September 30, 2006 and 2007, respectively. The effective rates for the nine months ended September 30, 2006 and 2007 differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income. The effective income tax rate will vary between periods mainly due to the impact of permanent differences in each period and changes in the effective state income tax rate.

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $5.8 million in its liability for unrecognized tax benefits and a net decrease of $6.0 million to its deferred tax assets, which were recorded as a reduction to retained earnings of $12.3 million and a decrease to goodwill of $0.5 million.

        The gross amount of unrecognized tax benefits (excluding interest costs) as of the January 1, 2007 adoption date of FIN 48 was $108.3 million, of which $92.1 million ($85.1 million net of unrecognized indirect benefits) is included in deferred credits and other long-term liabilities and the remainder of which decreases the amount of long-term deferred income taxes. If the unrecognized tax benefits were to be realized, $23.7 million would impact the effective tax rate and the remainder would be recorded as a reduction to goodwill in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The Company is no longer subject to U.S. federal taxes for years ended prior to December 31, 2004, although the Company's federal net operating loss carryovers from such prior years remain subject to examination by the Internal Revenue Service ("IRS").

        With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years ended prior to December 31, 2003. In addition, the statute of limitations regarding the assessment of most state and local income taxes for the fiscal year ended December 31, 2003 will expire during the fourth quarter of 2007. The Company anticipates that up to $3.8 million of unrecognized tax benefits (excluding interest costs) recorded as of January 1, 2007 could be reversed as a result of state statute expirations. All such reversals will be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs. The Company reduced its unrecognized tax benefits by $1.5 million during the current quarterly period as a result of state and local statutes which lapsed during the three months ended September 30, 2007. This discrete adjustment was reflected as a decrease in goodwill rather than as a reduction to income tax expense.

        The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of the January 1, 2007 adoption date of FIN 48, the balance of accrued interest and penalties was $1.5 million.

        In addition to the adjustments recorded as of January 1, 2007 with respect to the adoption of FIN 48, but excluding the discrete adjustment for statute expirations, the Company's gross unrecognized tax benefits (excluding interest costs) increased by $4.6 million and $11.8 million in the three months and nine months ended September 30, 2007, respectively.

Factors Affecting Comparability

        As a result of the Company's January 31, 2006 acquisition of NIA and July 31, 2006 acquisition of ICORE, the Company's results of operations for the three months and nine months ended September 30, 2006 are not comparable to the three months and nine months ended September 30, 2007.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, income taxes and minority interest ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended September 30, 2006
Net revenue	$164,479	$32,079	$201,586	$10,648	$20,695	$—	$429,487
Cost of care	(95,404)	(6,875)	(169,626)	—	—	—	(271,905)
Cost of goods sold	—	—	—	—	(15,212)	—	(15,212)
Direct service costs	(25,754)	(16,605)	(8,928)	(9,845)	(2,631)	—	(63,763)
Other operating expenses	—	—	—	—	—	(32,898)	(32,898)
Stock compensation expense(1)	391	94	242	353	1,308	6,551	8,939

Segment profit (loss)	$43,712	$8,693	$23,274	$1,156	$4,160	$(26,347)	$54,648

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended September 30, 2007
Net revenue	$159,692	$31,715	$249,510	$72,054	$45,105	$—	$558,076
Cost of care	(85,154)	(6,615)	(223,888)	(53,351)	—	—	(369,008)
Cost of goods sold	—	—	—	—	(37,341)	—	(37,341)
Direct service costs	(23,525)	(15,782)	(14,468)	(14,097)	(5,507)	—	(73,379)
Other operating expenses	—	—	—	—	—	(29,089)	(29,089)
Stock compensation expense(1)	459	75	313	662	2,330	4,333	8,172

Segment profit (loss)	$51,472	$9,393	$11,467	$5,268	$4,587	$(24,756)	$57,431

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Nine Months Ended September 30, 2006
Net revenue	$481,648	$97,316	$598,551	$30,806	$20,695	$—	$1,229,016
Cost of care	(271,577)	(21,942)	(510,927)	—	—	—	(804,446)
Cost of goods sold	—	—	—	—	(15,212)	—	(15,212)
Direct service costs	(78,169)	(50,879)	(26,269)	(26,760)	(2,631)	—	(184,708)
Other operating expenses	—	—	—	—	—	(92,119)	(92,119)
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	—	390
Stock compensation expense(1)	957	246	603	887	1,308	17,032	21,033

Segment profit (loss)	$133,249	$24,741	$61,958	$4,933	$4,160	$(75,087)	$153,954

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Nine Months Ended September 30, 2007
Net revenue	$495,940	$94,320	$675,703	$101,245	$130,740	$—	$1,497,948
Cost of care	(278,556)	(20,382)	(598,451)	(59,656)	—	—	(957,045)
Cost of goods sold	—	—	—	—	(108,052)	—	(108,052)
Direct service costs	(75,476)	(47,568)	(35,015)	(36,320)	(15,733)	—	(210,112)
Other operating expenses	—	—	—	—	—	(88,370)	(88,370)
Stock compensation expense(1)	1,352	343	770	1,670	6,483	12,044	22,662

Segment profit (loss)	$143,260	$26,713	$43,007	$6,939	$13,438	$(76,326)	$157,031

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Segment profit	$54,648	$57,431	$153,954	$157,031
Stock compensation expense	(8,939)	(8,172)	(21,033)	(22,662)
Depreciation and amortization	(13,096)	(14,393)	(35,086)	(41,550)
Interest expense	(1,807)	(1,571)	(5,497)	(5,027)
Interest income	4,280	6,434	13,418	17,140
Gain on sale of assets	—	—	5,148	—

Income from continuing operations before income taxes and minority interest	$35,086	$39,729	$110,904	$104,932

Quarter ended September 30, 2007 ("Current Year Quarter"), compared to the quarter ended September 30, 2006 ("Prior Year Quarter")

Health Plan

Net Revenue

        Net revenue related to Health Plan decreased by 2.9 percent or $4.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $23.0 million, which decrease was partially offset by revenue from new contracts implemented after the

Prior Year Quarter of $9.2 million, favorable rate changes of $4.3 million, an increase in membership from existing customers of $4.0 million, and other net increases of $0.7 million.

Cost of Care

        Cost of care decreased by 10.7 percent or $10.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $13.4 million, favorable prior period care development recorded in the Current Year Quarter of $5.4 million, favorable care development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.4 million, and unfavorable prior period care development recorded in the Prior Year Quarter of $1.3 million, which decreases were partially offset by care from new contracts implemented after the Prior Year Quarter of $6.4 million, an increase in membership from existing customers of $1.5 million, and care trends and other net variances of $4.3 million. Cost of care decreased as a percentage of risk revenue from 71.8 percent in the Prior Year Quarter to 66.6 percent in the Current Year Quarter, mainly due to the impact of out-of-period care development and business mix. For further discussion of Health Plan care trends, see "Outlook—Results of Operations" below.

Direct Service Costs

        Direct service costs decreased by 8.7 percent or $2.2 million from the Prior Year Quarter to the Current Year Quarter mainly due to terminated contracts. Direct service costs decreased as a percentage of revenue from 15.7 percent in the Prior Year Quarter to 14.7 percent in the Current Year Quarter, mainly due to business mix.

Employer

Net Revenue

        Net revenue related to Employer decreased by 1.1 percent or $0.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $3.2 million, which decrease was partially offset by revenue from new customers of $2.2 million and other net increases of $0.6 million.

Cost of Care

        Cost of care decreased by 3.8 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter. This decrease is mainly due to terminated contracts of $0.6 million and favorable prior period care development recorded in the Current Year Quarter of $0.6 million, which decreases were partially offset by care costs associated with new customers of $0.6 million and care trends and other net increases of $0.3 million. Cost of care decreased as a percentage of risk revenue from 24.6 percent in the Prior Year Quarter to 24.3 percent in the Current Year Quarter, mainly due to the impact of out-of-period care development.

Direct Service Costs

        Direct service costs decreased by 5.0 percent or $0.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to expenses associated with terminated contracts. Direct service costs as a percentage of revenue decreased from 51.8 percent for the Prior Year Quarter to 49.8 percent in the Current Year Quarter, mainly due to business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 23.8 percent or $47.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue from new contracts implemented after the Prior Year Quarter of $73.4 million, favorable rate changes of $5.1 million, and other net variances of $0.2 million, which increases were partially offset by the loss of membership in connection with the Middle Grand Region of TennCare and other net decreases in membership from existing customers of $30.8 million.

Cost of Care

        Cost of care increased by 32.0 percent or $54.3 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to care associated with new contracts implemented after the Prior Year Quarter of $68.3 million, care associated with rate changes for contracts that have minimum cost of care requirements of $3.5 million, favorable prior period care development recorded in the Prior Year Quarter of $2.3 million, unfavorable care development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.6 million, unfavorable prior period care development recorded in the Current Year Quarter of $1.2 million, and care trends and other net increases of $2.0 million, which increases were partially offset by the loss of membership in connection with the Middle Grand Region of TennCare and other net decreases in membership from existing customers of $24.6 million. Cost of care increased as a percentage of risk revenue from 84.8 percent in the Prior Year Quarter to 90.1 percent in the Current Year Quarter, mainly due to the impact of out-of-period care development and business mix.

Direct Service Costs

        Direct service costs increased by 62.1 percent or $5.5 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is primarily due to costs associated with new business, inclusive of one-time implementation costs. Direct service costs increased as a percentage of revenue from 4.4 percent for the Prior Year Quarter to 5.8 percent in the Current Year Quarter, mainly due to implementation costs related to new business.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 576.7 percent or $61.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue from new contracts implemented after the Prior Year Quarter of $27.6 million, increased revenue due to the conversion of an ASO contract to a risk contract of $31.8 million, increased membership from existing customers of $1.2 million, and other net variances of $1.8 million, which increases were partially offset by terminated contracts of $1.0 million.

Cost of Care

        Cost of care related to Radiology Benefits Management was $53.4 million for the Current Year Quarter from the Company's risk-based contracts. In the Prior Year Quarter, Radiology Benefits Management did not manage any risk-based contracts. Cost of care as a percentage of risk revenue was 92.7 percent in the Current Year Quarter.

Direct Service Costs

        Direct service costs increased by 43.2 percent or $4.3 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to costs associated with new business in the Current Year Quarter. As a percentage of revenue, direct service costs decreased from 92.5 percent in the Prior Year Quarter to 19.6 percent in the Current Year Quarter, mainly due to the implementation of two new risk contracts after the Prior Year Quarter.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 118.0 percent or $24.4 million from the Prior Year Quarter to the Current Year Quarter. The acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Quarter only included two months of operating results from this segment of the Company.

Cost of Goods Sold

        Cost of goods sold increased by 145.5 percent or $22.1 million from the Prior Year Quarter to the Current Year Quarter. The acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Quarter only included two months of operating results from this segment of the Company. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold increased from 88.1 percent in the Prior Year Quarter to 93.5 percent in the Current Year Quarter, mainly due to new business having higher cost of goods ratios than historic business, and the mix of pharmaceuticals distributed in the Current Year Quarter having higher cost of goods sold ratios than the mix of pharmaceuticals distributed in the Prior Year Quarter.

Direct Service Costs

        Direct service costs increased by 109.3 percent or $2.9 million from the Prior Year Quarter to the Current Year Quarter. The acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Quarter only included two months of operating results from this segment of the Company. As a percentage of revenue, direct service costs decreased from 12.7 percent in the Prior Year Quarter to 12.2 percent in the Current Year Quarter, mainly due to business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased 11.6 percent or $3.8 million from the Prior Year Quarter to the Current Year Quarter. This decrease resulted primarily from lower stock compensation expense for this segment of $2.2 million, lower fixed asset disposals of $1.0 million, and other net favorable variances of $0.6 million. As a percentage of total net revenue, other operating expenses decreased from 7.7 percent for the Prior Year Quarter to 5.2 percent for the Current Year Quarter primarily due to the leveraging of corporate functions in connection with the acquisitions of NIA and ICORE, lower stock compensation expense for this segment and the additional revenue provided by the new Public Sector business.

Depreciation and Amortization

        Depreciation and amortization expense increased by 9.9 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions since the Prior Year Quarter, inclusive of assets related to the acquisition of ICORE, for which there were only two months of depreciation in the Prior Year Quarter.

Interest Expense

        Interest expense decreased by 13.1 percent or $0.2 million from the Prior Year Quarter to the Current Year Quarter, mainly due to reductions in outstanding debt balances as a result of scheduled payments.

Interest Income

        Interest income increased by 50.3 percent or $2.2 million from the Prior Year Quarter to the Current Year Quarter, mainly due to an increase in yields on investments and an increase in average invested balances.

Income Taxes

        The Company's effective income tax rate was 39.6 percent in the Prior Year Quarter and 37.0 percent in the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income. The effective income tax rate will vary between periods mainly due to the impact of permanent differences in each period and changes in the effective state income tax rate.

Nine months ended September 30, 2007 ("Current Year Period"), compared to the nine months ended September 30, 2006 ("Prior Year Period")

Health Plan

Net Revenue

        Net revenue related to Health Plan increased by 3.0 percent or $14.3 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to revenue from new contracts implemented after the Prior Year Period of $37.9 million, increased membership from existing customers of $11.5 million, favorable rate changes of $16.2 million, and other net favorable increases of $2.4 million, which increases were partially offset by terminated contracts of $47.7 million and revenue in the Prior Year Period of $6.0 million related to one-time transitional activities associated with a terminated contract.

Cost of Care

        Cost of care increased by 2.6 percent or $7.0 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to care from new contracts implemented after the Prior Year Period of $27.3 million, favorable prior period care development recorded in the Prior Year Period of $4.1 million, increased membership from existing customers of $4.5 million, and care trends and other net unfavorable variances of $6.7 million, which increases were partially offset by terminated contracts of $27.6 million, favorable prior period care development recorded in the Current Year Period of $6.1 million and unfavorable care development for the Prior Year Period which was recorded after the Prior Year Period of $1.9 million. Cost of care decreased as a percentage of risk revenue from 70.7 percent in the Prior Year Period to 69.4 percent in the Current Year Period, mainly due to net favorable impact of out-of-period care development and favorable care trends in relation to rate changes. For further discussion of Health Plan care trends, see "Outlook—Results of Operations" below.

Direct Service Costs

        Direct service costs decreased by 3.4 percent or $2.7 million from the Prior Year Period to the Current Year Period mainly due to terminated contracts. Direct service costs decreased as a percentage of revenue from 16.2 percent in the Prior Year Period to 15.2 percent for the Current Year Period. The decrease in the percentage of direct service costs in relation to revenue is mainly due to business mix.

Equity in Earnings of Unconsolidated Subsidiaries

        The Company recorded $0.4 million of equity in earnings of unconsolidated subsidiaries in the Prior Year Period. The Company sold its equity interest in Royal Health Care, LLC ("Royal") effective February 6, 2006. Accordingly, the Current Year Period does not include any results for Royal.

Employer

Net Revenue

        Net revenue related to Employer decreased by 3.1 percent or $3.0 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $10.5 million, which decrease was partially offset by revenue from new contracts implemented after (or during) the Prior Year Period of $5.4 million, increased membership from existing customers of $1.0 million, and other net increases of $1.1 million.

Cost of Care

        Cost of care decreased by 7.1 percent or $1.6 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is mainly due to terminated contracts of $2.0 million, favorable prior period care development recorded in the Current Year Period of $0.8 million, favorable care development for the Prior Year Period which was recorded after the Prior Year Period of $0.6 million, and care trends and other net favorable variances of $0.4 million, which decreases were partially offset by care costs associated with new customers of $1.1 million, favorable prior period care development recorded in the Prior Year Period of $0.7 million, and care costs related to increased membership from existing customers of $0.4 million. Cost of care decreased as a percentage of risk revenue from 25.9 percent in the Prior Year Period to 25.0 percent in the Current Year Period, mainly due to the net favorable impact of out-of-period care development.

Direct Service Costs

        Direct service costs decreased by 6.5 percent or $3.3 million from the Prior Year Period to the Current Year Period. The decrease is primarily due to expenses related to services and support required for Hurricane Katrina victims and related activities in the Prior Year Period. Direct service costs decreased as a percentage of revenue from 52.3 percent for the Prior Year Period to 50.4 percent in the Current Year Period for the same reason.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 12.9 percent or $77.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue from new contracts implemented after (or during) the Prior Year Period of $130.2 million and favorable rate changes of $18.0 million, which increases were partially offset by the loss of membership in connection with the Middle Grand Region of TennCare and other net membership decreases from existing customers of $59.2 million, favorable retrospective adjustments mainly related to membership recorded in the Prior Year Period of $9.9 million and other net unfavorable variances of $1.9 million.

Cost of Care

        Cost of care increased by 17.1 percent or $87.5 million from the Prior Year Period to the Current Year Period. This increase is primarily due to care associated with new contracts implemented after (or during) the Prior Year Period of $116.4 million, care associated with rate changes for contracts that have minimum cost of care requirements of $7.5 million, favorable care development for the Prior Year Period which was recorded after the Prior Year Period of $2.0 million, favorable prior period care development recorded in the Prior Year Period of $1.3 million, and care trends and other net variances of $17.9 million, which increases were partially offset by the loss of membership in connection with the Middle Grand Region of TennCare and other net membership decreases from existing customers of $48.5 million, retrospective membership adjustments recorded in the Prior Year Period of $7.6 million, and favorable prior period care development recorded in the Current Year Period of $1.5 million. Cost of care increased as a percentage of risk revenue from 85.9 percent in the Prior Year Period to 89.0 percent in the Current Year Period mainly due to a cost of care percentage for new contracts that is higher than the cost of care percentage of lost business and the net impact of rate increases compared to care trend.

Direct Service Costs

        Direct service costs increased by 33.3 percent or $8.7 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is primarily due to costs associated with new contracts implemented after the Prior Year Period, inclusive of one-time implementation costs related to new contracts implemented in the Current Year Period. Direct service costs increased as a percentage of revenue from 4.4 percent for the Prior Year Period to 5.2 percent in the Current Year Period, mainly due to implementation costs related to new contracts implemented in the Current Year Period.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 228.7 percent or $70.4 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue from new contracts implemented after the Prior Year Period of $35.7 million, increased revenue due to the conversion of an ASO contract to a risk contract of $31.8 million, increased membership from existing customers of $2.1 million, and the inclusion of only eight months of operating results in the Prior Year Period due to the closing of the acquisition of NIA on January 31, 2006, which increases were partially offset by contracts terminated after (or during) the Prior Year Period of $4.0 million.

Cost of Care

        Cost of care related to Radiology Benefits Management was $59.7 million for the Current Year Period from the Company's risk-based contracts. In the Prior Year Period, Radiology Benefits Management did not manage any risk-based contracts. Cost of care as a percentage of risk revenue was 92.9 percent in the Current Year Period.

Direct Service Costs

        Direct service costs increased by 35.7 percent or $9.6 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to the inclusion of only eight months of operating results in the Prior Year Period and to costs associated with new contracts implemented after the Prior Year Period. As a percentage of revenue, direct service costs decreased from 86.9 percent in the Prior Year Period to 35.9 percent in the Current Year Period, mainly due to the implementation of two new risk contracts after the Prior Year Period.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to the Specialty Pharmaceutical Management increased by 531.7 percent or $110.0 million from the Prior Year Period to the Current Year Period. The acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Period only included two months of operating results from this segment of the Company.

Cost of Goods Sold

        Cost of goods sold increased by 610.3 percent or $92.8 million from the Prior Year Period to the Current Year Period. The acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Period only included two months of operating results from this segment of the Company. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold increased from 88.1 percent in the Prior Year Period to 92.7 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 498.0 percent or $13.1 million from the Prior Year Period to the Current Year Period. The acquisition of ICORE closed on July 31, 2006 and thus the Prior Year Period only included two months of operating results from this segment of the Company. As a percentage of revenue, direct service costs decreased from 12.7 percent in the Prior Year Period to 12.0 percent in the Current Year Period, mainly due to new business having higher cost of goods ratios than historic business, and the mix of pharmaceuticals distributed in the Current Year Period having higher cost of goods sold ratios than the mix of pharmaceuticals distributed in the Prior Year Period.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased 4.1 percent or $3.7 million from the Prior Year Period to the Current Year Period, primarily due to lower stock compensation expense for this segment. As a percentage of total net revenue, other operating expenses decreased from 7.5 percent for the Prior Year Period to 5.9 percent for the Current Year Period primarily due to the leveraging of corporate functions in connection with the acquisitions of NIA and ICORE, lower stock compensation expense for this segment and the new contracts implemented after the Prior Year Quarter.

Depreciation and Amortization

        Depreciation and amortization expense increased by 18.4 percent or $6.5 million from the Prior Year Period to the Current Year Period, primarily due to asset additions during or after the Prior Year Period, inclusive of assets related to the acquisitions of NIA and ICORE.

Interest Expense

        Interest expense decreased by 8.6 percent or $0.5 million from the Prior Year Period to the Current Year Period, mainly due to reductions in outstanding debt balances as a result of scheduled payments.

Interest Income

        Interest income increased by 27.7 percent or $3.7 million from the Prior Year Period to the Current Year Period, mainly due to an increase in yields on investments and an increase in average invested balances.

Other Items

        A gain on the disposition of assets of $5.1 million was recognized in the Prior Year Period as a result of the Company's sale of its equity interest in Royal.

Income Taxes

        The Company's effective income tax rate was 42.5 percent in the Prior Year Period and 40.0 percent in the Current Year Period. The Prior Year Period and Current Year Period effective income tax rates differ from federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income. The effective income tax rate will vary between periods mainly due to the impact of permanent differences in each period and changes in the effective state income tax rate.

Outlook—Results of Operations

        The Company's Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 2—"Forward-Looking Statements" as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general); and (vi) changes in estimates regarding medical costs and incurred but not yet reported medical claims.

        Care Trends.    The Company expects that the care trend factors for 2007 will be 5 to 7 percent for Health Plan, and 3 to 5 percent for Public Sector.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents, restricted cash and investments, as well as interest expense on variable interest rate borrowings under the credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the "Credit Agreement"). Based on the Company's cash equivalents, restricted cash and investments, and the borrowing levels under the Credit Agreement as of September 30, 2007, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    Net cash provided by operating activities increased by approximately $20.6 million from the Prior Year Period to the Current Year Period, primarily due to lower payments associated with claims run-out for terminated contracts, with Prior Year Period and Current Year Period run-out payments totaling $23.5 million and $8.1 million, respectively, and the increase in year over year segment profit of $3.1 million. The Current Year Period was also positively impacted by the build-up of medical claims payable and other reserves of $30.0 million associated with the Company's radiology risk contracts. Partially offsetting these items is the funding in the Current Year Period of amounts related to the initial capitalization of $15.0 million in the regulated subsidiary that is responsible for managing the Maricopa Contract and other net unfavorable variances of $12.9 million largely attributable to implementation costs associated with the start-up of the Maricopa Contract.

        Investing Activities.    The Company utilized $15.0 million and $31.8 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. During the Current Year Period, the Company incurred capital expenditures of $5.3 million associated with NIA enhancements largely related to the implementation of systems to support risk-based radiology benefits management contracts, which is an increase of $4.2 million from the Prior Year Period. In addition, during the Current Year Period the Company incurred capital expenditures of $12.4 million associated with the start-up and implementation of the Maricopa Contract. The remainder of the capital expenditures for the Current Year Period and the majority of capital expenditures for the Prior Year Period related to management information systems and related equipment.

        During the Prior Year Period, the Company used net cash of $120.8 million and $162.0 million related to the acquisitions of NIA and ICORE, respectively, and the Company received proceeds of $22.2 million, in connection with the sale of its investment in Royal and $3.0 million related to a previously outstanding note receivable. During the Current Year Period, the Company made payments of $5.3 million related to the preliminary working capital settlements under the ICORE acquisition agreement.

        During the Prior Year Period, the Company received net cash of $197.9 million from the net maturity of "available-for-sale" investments, a portion of which was utilized to fund the Company's acquisitions of NIA and ICORE, and during the Current Year Period, the Company utilized net cash of $6.9 million for the net purchase of "available-for-sale" investments. The Company's investments consist of U.S. government and agency securities, corporate debt securities and certificates of deposit.

        Financing Activities.    During the Prior Year Period, the Company repaid $18.7 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $0.2 million. In addition, the Company received proceeds of $8.9 million from the exercise of stock options and warrants. During the Current Year Period, the Company repaid $18.7 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $1.6 million. In addition, the Company received proceeds of $26.7 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

        Liquidity.    The Company is required to provide capital of approximately $45 million in the regulated subsidiary that is responsible for managing the Maricopa Contract, of which $15 million has been funded as of September 30, 2007 and the remaining $30 million will be funded during the fourth quarter of 2007. Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities pursuant to a schedule as set forth in the Maricopa Contract over the next two years. During the quarter ended September 30, 2007, the Company paid $10.8 million to the managed behavioral health care company that was the previous holder of the Maricopa Contract for the transition of such facilities to the Company. Of this amount, approximately $7 million represents capital expenditures.

        The Company estimates that it will spend approximately $10 million to $20 million of additional funds in 2007 for capital expenditures during the remainder of the year. Also, during the three months ended December 31, 2007, the Company will make an estimated payment of $13 million to the previous unitholders of ICORE. This payment relates to a final settlement of working capital pursuant to the purchase agreement. The Company does not anticipate that it will need to draw on amounts available under the revolving loan facility of the Credit Agreement for its operations, capital needs or debt service in 2007. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due.

        Off-Balance Sheet Arrangements.    As of September 30, 2007, the Company has no off-balance sheet arrangements of a material significance.

        Restrictive Covenants in Debt Agreements.    The Credit Agreement contains covenants that limit management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        These restrictions could adversely affect the Company's ability to finance future operations or capital needs or engage in other business activities that may be in the Company's interest.

        The Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the Credit Agreement pursuant to its terms, would result in an event of default under the Credit Agreement. The Credit Agreement is guaranteed by most of the Company's subsidiaries and is secured by most of the Company's assets and the Company's subsidiaries' assets.

        Net Operating Loss Carryforwards.    As of December 2006, the Company had $335.8 million of reported federal NOLs. These NOLs expire in 2011 through 2025 and are subject to examination and adjustment by the IRS. The Company's utilization of such NOLs became subject to limitation under Internal Revenue Code Section 382 upon emergence from bankruptcy, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will materially limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets and as a result, the Company reversed $94.8 million of its deferred tax asset valuation allowance, which resulted in a reduction to goodwill. As of December 31, 2006, the Company's valuation allowance was $18.6 million, which mostly related to certain state NOLs and other state deferred tax assets. No adjustments were made to these valuation allowances during the current period.

        The Company considered a number of factors in its decision to reverse these valuation allowances last year, including its anticipated level of profitability in the future and its cumulative profitability since its emergence from bankruptcy. The amount of the deferred tax asset considered realizable and the decision to reverse the valuation allowance required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on the Company's consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specified election dates. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on the Company's consolidated financial position and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents, restricted cash, and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the Company's cash equivalents, restricted cash and investments, and the borrowing levels under the Credit Agreement as of September 30, 2007, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2007. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        From time to time, the Company is subject to or party to certain class action suits, litigation and claims relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance in this regard.

Item 1A.    Risk Factors.

        On September 1, 2007, in connection with the Maricopa Contract, the Company assumed the operations of twenty four behavioral health direct care facilities which provide service to Maricopa County, see NOTE D—"Commitments and Contingencies—Maricopa Contract" above. The provision of healthcare treatment services through the direct care facilities entails significant risks of liability. From time to time, the Company could become subject to various actions and claims of professional liability alleging negligence arising from the acts or omissions of its employees, including employed physicians and other clinicians, or other parties in connection with services rendered by the direct care facilities. Any such actions could seek substantial damages and therefore require the Company to incur significant fees and costs related to the Company's defense and consume significant management time and resources. While the Company maintains professional liability insurance, there can be no assurance that future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

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

Date: November 2, 2007	MAGELLAN HEALTH SERVICES, INC. (Registrant)
/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

QuickLinks

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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES