Form 10-K
period 2007-12-31
MAGELLAN HEALTH SERVICES INC
filed 2008-02-29
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.8 billion.

          The number of shares of reorganized Magellan Health Services, Inc.'s Ordinary Common Stock outstanding as of February 15, 2008 was 40,280,161.

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

          Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference.

MAGELLAN HEALTH SERVICES, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

Table of Contents

		Page
	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	34
Item 6.	Selected Financial Data	37
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	66
	PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
	PART IV
Item 15.	Exhibits, Financial Statement Schedule and Additional Information	66

PART I

Forward-Looking and Cautionary Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company (as defined below) believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Risk Factors" in Item 1A and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate," "anticipate," "expect," "believe," "should" and similar expressions are intended to be forward-looking statements.

Item 1.    Business

        Magellan Health Services, Inc. ("Magellan") was incorporated in 1969 under the laws of the State of Delaware. Magellan's executive offices are located at 55 Nod Road, Avon, Connecticut 06001, and its telephone number at that location is (860) 507-1900. Reference in this report to the "Company" includes Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary.

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

        Managed Behavioral Healthcare.    The Company's managed behavioral healthcare business is composed of three of the Company's segments, each as described further below. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"), which is discussed further in Note 10—"Commitments and Contingencies-Maricopa Contract" to the consolidated financial statements set forth elsewhere herein. Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over the following two years pursuant to a schedule as set forth in the Maricopa Contract.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following three segments:

          Health Plan.    The Managed Behavioral Healthcare Health Plan segment ("Health Plan") generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. Health Plan's contracts encompass either risk-based or ASO arrangements or both. As of December 31, 2007, Health Plan's covered lives were 5.6 million, 0.2 million and 20.7 million for risk-based, EAP and ASO products, respectively. For the year ended December 31, 2007, Health Plan's revenue was $530.6 million, $1.3 million and $126.5 million for risk-based, EAP and ASO products, respectively.

          Employer.    The Managed Behavioral Healthcare Employer segment ("Employer") generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral healthcare services, or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO, but currently are primarily ASO. As of December 31, 2007, Employer's covered lives were 0.1 million, 13.6 million and 0.5 million for risk-based, EAP and ASO products, respectively. For the year ended December 31, 2007, Employer's revenue was $6.4 million, $102.7 million and $17.0 million for risk-based, EAP and ASO products, respectively.

          Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2007, Public Sector's covered lives were 2.1 million and 0.2 million for risk-based and ASO products, respectively. For the year ended December 31, 2007, Public Sector's revenue was $1.0 billion and $4.4 million for risk-based and ASO products, respectively.

        Radiology Benefits Management.    The Company's Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. The Company has bid and may bid in the future on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company won one Medicaid contract last year; however, its implementation has been postponed by the agency. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007, respectively. As of December 31, 2007, covered lives for Radiology Benefits Management were 2.2 million and 19.1 million for risk-based and ASO products, respectively. For the year ended

December 31, 2007, revenue for Radiology Benefits Management was $118.2 million and $52.0 million for risk-based and ASO products, respectively.

        Specialty Pharmaceutical Management.    The Company's Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) distributing specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. The Company's Specialty Pharmaceutical Management segment had contracts with 30 health plans as of December 31, 2007.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Acquisition of National Imaging Associates

        On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held radiology benefits management ("RBM") firm, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly-owned subsidiary. The Company reports the results of operations of NIA in the Radiology Benefits Management segment. For further discussion, see Note 3—"Acquisitions and Joint Ventures" to the consolidated financial statements set forth elsewhere herein.

Acquisition of ICORE Healthcare, LLC

        On July 31, 2006, the Company acquired all of the outstanding units of membership interest of ICORE, a specialty pharmaceutical management company, and ICORE became a wholly-owned subsidiary. The Company reports the results of operations of ICORE in the Specialty Pharmaceutical Management segment. For further discussion, see Note 3—"Acquisitions and Joint Ventures" to the consolidated financial statements set forth elsewhere herein.

        The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE's management team, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment") on the third anniversary of the closing, subject to any indemnity claims Magellan may have under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the "Working Capital Payments"), which was $18.2 million of which $17.8 million was paid during 2007 with the remainder paid in January 2008; and (v) a potential earn-out of up to $75 million (the "Earn-Out"), provided the unitholders do not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $18.2 million of Working Capital Payments were recorded as purchase price. The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period. The $24 million in restricted stock paid at the closing was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing. The Deferred Payment and the remaining estimated Working Capital Payments are included in Deferred Credits and Other Long-Term Liabilities and in Accrued Liabilities, respectively, on the Company's accompanying consolidated balance sheets as of December 31, 2006 and 2007. The Earn-Out has two parts: (i) up to $25 million based on earnings for the 18 month period ended December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The Earn-Out, if earned, is payable 33 percent in cash and 67 percent in Magellan restricted stock that vests over two years after issuance. Any Earn-Out will be recognized as compensation expense over the applicable period that it is earned, because in order for potential recipients to receive any Earn-Out consideration, they must be employed by the Company at the time such consideration is distributed. The unitholders did not earn any of the potential Earn-Out of $25 million for the 18 month period ended December 31, 2007, nor has any amount of Earn-Out pertaining to 2008 been accrued as of December 31, 2007.

Industry

        According to the Centers for Medicare and Medicaid Services ("CMS"), U.S. healthcare spending was projected to increase 6.6 percent to over $2.2 trillion in 2007, representing more than 16 percent of the gross domestic product. Healthcare is a rapidly evolving field where clinical and technological advancements can create business opportunities for firms with specialized expertise in certain niches of care management. The Company has transformed itself into a specialty managed healthcare company by entering areas of healthcare cost management that represent a meaningful portion of the healthcare dollar and that are growing at a disproportionately higher rate than other areas of healthcare. The Company defines areas of healthcare that can be carved out for specialty healthcare management to be areas where:

  •
  The management and cost of care are separable from other areas of healthcare management;

  •
  The Company believes that it can provide value to its customers in managing the care beyond what such customers can achieve on their own;

  •
  The value that the Company provides to its customers is measurable.

        The Company's first specialty healthcare product was the management of behavioral healthcare. In 2006 the Company added both radiology benefits management and specialty pharmaceutical management services to its product offering through acquisitions of companies in these businesses.

Business Strategy

        The Company is engaged in the specialty managed healthcare business. It currently provides managed behavioral healthcare services, radiology benefit management services, and specialty pharmaceutical management services. The Company's strategy is to expand its participation in the healthcare management services market through the expansion of its existing businesses and diversification into new specialties and services. The Company believes that its clients would prefer to consolidate outsourced vendors and that as a vendor offering multiple outsourced products, it will have a competitive advantage in the market. The Company seeks to grow its specialty managed healthcare business through the following initiatives:

        Expanding the radiology benefits management services business.    The Company entered the RBM business through its acquisition of NIA on January 31, 2006. Since that time, the Company has embarked on its strategy of expanding NIA's current product offering into risk-based products. The Company has leveraged its information systems, call center, and claims infrastructure as well as its financial strength and underwriting expertise to facilitate the expansion into risk-based RBM products.

In that regard, the Company has modified its claims system, developed and continues to expand a proprietary network of providers, and upgraded its call centers. During 2007, the Company implemented its first two risk-based contracts. The Company intends to continue marketing its risk-based contracts to current ASO customers as well as to new RBM customers, including through cross-selling to its managed behavioral healthcare and specialty pharmaceutical management customer base.

        Expanding the specialty pharmaceutical management business.    The Company entered the specialty pharmaceutical management business through its acquisition of ICORE on July 31, 2006. The Company believes it can leverage its operational platform and expertise to expand and enhance ICORE's product offering. The Company intends to cross-sell ICORE's products to its current managed behavioral healthcare and radiology benefits management customer base.

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

        Continued diversification of business.    The Company continually evaluates opportunities to enter other specialty healthcare businesses or healthcare services that are complementary to its existing operations, that could accelerate its entrance into new products, and/or that could leverage its existing customer relationships.

        The Company's current capital structure provides it with the flexibility to consider potential acquisitions that meet its strategic criteria as a possible means to accomplish its strategic objectives.

Customer Contracts

        The Company's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many of the Company's contracts are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies generally are conditioned on legislative appropriations. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company's contracts for managed behavioral healthcare and radiology benefits management services generally provide for payment of a per member per month fee to the Company. See "Risk Factors—Risk-Based Products" and "—Reliance on Customer Contracts."

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and with subsidiaries of WellPoint, Inc. ("WellPoint"), each generated revenues that exceeded, in the aggregate, ten percent of revenues for the consolidated Company, for the years ended December 31, 2006 and 2007. See further discussion related to these significant customers in "Risk Factors—Reliance on Customer Contracts." In addition, see "Risk Factors—Dependence on Government Spending" for discussion of risks to the Company related to government contracts.

Provider Network

        Except for certain services provided under the Maricopa Contract (see "Business—Managed Behavioral Healthcare"), the Company's managed behavioral healthcare services and EAP treatment services are provided by a contracted network of third-party providers, including psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company's managed behavioral healthcare network consists of approximately 75,000 behavioral healthcare providers, including facility locations, providing various levels of care nationwide. The Company's network providers are almost exclusively independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs.

        Non-facility network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Non-facility network providers typically execute standard contracts with the Company under which they are generally paid on a fee-for-service basis.

        Third-party network facilities include inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some limited cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one-year terms and are terminable by the Company or the facility upon 30 to 120 days' notice.

        Historically, the Company's radiology benefits management services were provided by a network of third-party providers that are contracted by the customers of the Company to provide such services to the customers' members or enrollees. To support its offering of risk-based arrangements, the Company has developed and continues to expand a proprietary network of providers directly, through the use of its internal networking resources, and indirectly through a network contracting company. Network providers include diagnostic imaging centers, radiology departments of hospitals that provide advanced imaging services on an outpatient basis, and individual physicians or physician groups that own advanced imaging equipment and specialize in certain specific areas of care. The Company contracts with these providers on a fee-for-service basis.

Joint Ventures

        Prior to April 11, 2006, Premier Behavioral Systems of Tennessee, LLC ("Premier") was a joint venture in which the Company owned a 50 percent interest. On April 11, 2006, the Company purchased the other 50 percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company.

        Premier was formed to manage behavioral healthcare benefits for a certain portion of TennCare. In addition, the Company contracted with Premier to provide certain services to the joint venture. Through 2003, the Company accounted for its investment in Premier using the equity method. Effective December 31, 2003, the Company adopted the Financial Accounting Standards Board's ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51" ("FIN 46"), under which the Company consolidated the balance sheet of Premier in its consolidated balance sheet as of December 31, 2003. Beginning in 2004, the

Company consolidated the results of operations of Premier in its consolidated statement of income. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company.

        As of December 31, 2005, the Company owned a 37.5 percent interest in Royal Health Care, LLC ("Royal"). Royal was a managed services organization that received management fees for the provision of administrative, marketing, management and support services to seven managed care organizations. Royal did not provide any services to the Company.

        The Company accounted for its investment in Royal using the equity method. Effective February 2, 2006, the Company sold its Royal ownership interest back to Royal in exchange for cash proceeds of $20.5 million. See Note 3—"Acquisitions and Joint Ventures" to the consolidated financial statements set forth elsewhere herein for further information on Royal.

Competition

        The Company's business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups, pharmacy benefit managers ("PBMs") and other specialty healthcare and managed care companies. Many of the Company's competitors, particularly certain insurance companies, HMOs and PBM's are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter competition in the future from new market entrants. In addition, some of the Company's customers that are managed care companies, may seek to provide specialty managed healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely to a significant degree on price increases to achieve revenue growth, and expects to continue experiencing pricing pressures.

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2007 to June 17, 2008. The general liability policies are written on an "occurrence" basis, subject to a $0.1 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.1 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policies have a one-year term for the period June 17, 2007 to June 17, 2008. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim un-aggregated self-insured retention.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Maricopa Contract business, which include coverage for the behavioral health direct care facilities. The Maricopa Contract insurance policies have a one-year term for the period August 31, 2007 to September 1, 2008. The general liability policies are written on an "occurrence" basis, subject to a $0.35 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.35 million per claim un-aggregated self-insured retention.

        The Company is responsible for claims within its self-insured retentions, and for portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization. See "Risk Factors—Professional Liability and Other Insurance," for a discussion of the risks associated with the Company's insurance coverage.

Regulation

        General.    The specialty managed healthcare industry is subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing the licensing of insurance companies, HMOs, PPOs, TPAs, companies engaged in utilization review and specialty pharmaceutical management. In addition, the Company is subject to regulations concerning the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over healthcare services through the direct employment of physicians, psychiatrists or, in certain states, psychologists and other healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care and specialty pharmacy businesses and the provision of healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role it assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's operations is described in this section.

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

        Insurance, HMO and PPO Activities.    To the extent that the Company operates or is deemed to operate in some states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth. In many states, entities that assume risk under contracts with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licenses as either an insurer or HMO in certain states. The National Association of Insurance Commissioners (the "NAIC") has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a "health organizations risk-based capital" formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization's size and risk profile. The NAIC also adopted a model regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Certain states, for example, have adopted regulations based on the NAIC initiative, and as a result, the Company has been subject to certain minimum capital requirements in those states. Certain other states, such as Maryland, Texas, New York and New Jersey, have also adopted their own regulatory initiatives that subject entities such as certain of the Company's subsidiaries to regulation under state insurance laws. This includes, but is not limited to, requiring adherence to specific financial solvency standards. State insurance laws and regulations may limit the Company's ability to pay dividends, make certain investments and repay certain indebtedness. Being licensed as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, mandated benefits, rate setting and other traditional insurance regulatory requirements. PPO regulations to which the Company may be subject may require the Company to register with a state authority and provide information concerning its operations, particularly relating to provider and payor contracting. The imposition of such requirements could increase the Company's cost of doing business and could delay the Company's conduct or expansion of its business in some areas. The licensing process under state insurance laws can be lengthy and, unless the applicable state regulatory agency allows the Company to continue to operate while the licensing process is ongoing, the Company could experience a material adverse effect on its operating results and financial condition while its license application is pending. In addition, failure to obtain and maintain required licenses typically also constitutes an event of default under the Company's contracts with its customers. The loss of business from one or more of the Company's major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company.

        Regulators may impose operational restrictions on entities granted licenses to operate as insurance companies or HMOs. For example, the California Department of Managed Health Care has imposed certain restrictions on the ability of the Company's California subsidiaries to fund the Company's operations in other states, to guarantee or co-sign for the Company's financial obligations, or to pledge or hypothecate the stock of these subsidiaries and on the Company's ability to make certain operational changes with respect to these subsidiaries. In addition, regulators of certain of the Company's subsidiaries may exercise certain discretionary rights under regulations including, without limitation, increasing its supervision of such entities, requiring additional restricted cash or other security.

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

        Numerous states require the licensing or certification of entities performing utilization review or TPA activities. However, certain federal courts have held that such licensing requirements are preempted by the Employment Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company's activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

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

        Prohibition on Fee Splitting and Corporate Practice of Professions.    The laws of some states limit the ability of a business corporation to directly provide, control or exercise excessive influence over healthcare services through the direct employment of physicians, psychiatrists, psychologists, or other healthcare professionals, who are providing direct clinical services. In addition, the laws of some states prohibit physicians, psychiatrists, psychologists, or other healthcare professionals from splitting fees with other persons or entities. These laws and their interpretations vary from state to state and enforcement by the courts and regulatory authorities may vary from state to state and may change over time. The Company believes that its operations as currently conducted are in material compliance with the applicable laws. However, there can be no assurance that the Company's existing operations and its contractual arrangements with physicians, psychiatrists, psychologists and other healthcare professionals will not be successfully challenged under state laws prohibiting fee splitting or the practice of a profession by an unlicensed entity, or that the enforceability of such contractual arrangements will not be limited. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations.

        Direct Contracting with Licensed Insurers.    Regulators in several states in which the Company does business have adopted policies that require HMOs or, in some instances, insurance companies, to contract directly with licensed healthcare providers, entities or provider groups, such as IPAs, for the provision of treatment services, rather than with unlicensed intermediary companies. In such states, the Company's customary model of contracting directly is modified so that, for example, the IPAs (rather than the Company) contract directly with the HMO or insurance company, as appropriate, for the provision of treatment services.

        HIPAA.    The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. Confidentiality and patient privacy requirements are particularly strict in the Company's behavioral managed care business. In connection with HIPAA, the Company initially commissioned a dedicated HIPAA project management office to achieve compliance within the required timeframes. Oversight responsibilities for HIPAA compliance is now being handled by the Company's Corporate Compliance Department. The Company believes it is currently in compliance with the provisions of HIPAA.

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

        Federal Anti-Remuneration/Fraud And Abuse Laws.    The federal healthcare Anti-Kickback Statute (the "Anti-Kickback Statute") prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, TRICARE or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded health care programs. The Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the U.S. Department of Health & Human Services ("DHHS"), and other administrative bodies. It also is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.

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

        The Company is subject to certain provisions of the Deficit Reduction Act of 2005 (the "Act"). The Act requires entities that receive $5 million or more in annual Medicaid payments to establish written policies that provide detailed information about the Federal False Claims Act and the remedies thereunder, as well as any state laws pertaining to civil or criminal penalties for false claims and statements, the "whistleblower" protections afforded under such laws, and the role of such laws in preventing and detecting fraud waste and abuse. The written policies are to be disseminated to all employees, contractors and agents which or who, on behalf of the entity, furnishes, or otherwise authorizes the furnishing of, Medicaid health care items or services; performs billing or coding functions, or is involved in the monitoring of health care provided by the entity. In addition, any such entity that has an employee handbook must include a specific discussion of the federal and state false claims laws, the rights of an employee to be protected as a whistle blower and the entity's policies and procedures for detecting and preventing fraud, waste and abuse.

        State Anti-Remuneration/False Claims Law.    Several states have laws and/or regulations similar to the federal anti-remuneration and Federal False Claims Act described above. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs.

        ERISA.    Certain of the Company's services are subject to the provisions of ERISA. ERISA governs certain aspects of the relationship between employer-sponsored healthcare benefit plans and certain providers of services to such plans through a series of complex laws and regulations that are subject to periodic interpretation by the Internal Revenue Service ("IRS") and the U.S. Department of Labor. In some circumstances, and under certain customer contracts, the Company may be expressly named as a "fiduciary" under ERISA, or be deemed to have assumed duties that make it an ERISA fiduciary, and thus be required to carry out its operations in a manner that complies with ERISA in all material respects. The Company believes that it is in material compliance with ERISA and that such compliance does not currently have a material adverse effect on its operations, there can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA will not have a material adverse effect on the Company.

        Regulation of Customers.    Regulations imposed upon the Company's customers include, among other things, benefits mandated by statute, exclusions from coverage prohibited by statute, procedures governing the payment and processing of claims, record keeping and reporting requirements, requirements for and payment rates applicable to coverage of Medicaid and Medicare beneficiaries, provider contracting and enrollee rights and confidentiality requirements. Although the Company believes that such regulations do not, at present, materially impair its operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future.

        Other Regulation of Healthcare Providers.    The Company's business is affected indirectly by regulations imposed upon healthcare providers. Regulations imposed upon healthcare providers include but are not limited to, provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions, radiology, pharmacy, accreditation, government healthcare program participation requirements, reimbursements for patient services, Medicare and Medicaid fraud and abuse and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. Changes in these regulatory requirements applicable to healthcare providers could impact the Company's business methods and practices and there can be no assurances that the impact would not be adverse and material.

        Additional Regulation Affecting the Specialty Pharmaceutical Management segment.    With the Company's acquisition of ICORE, additional federal and state regulations became applicable to the Company. Various aspects of the Company's specialty pharmaceutical management business are governed by federal and state laws and regulations not previously applicable to the Company or which may now be applicable in different ways. There are significant uncertainties involving the application of many of these legal requirements to the Company.

        OIG Compliance Program Guidance for Pharmaceutical Manufacturers.    In April 2003, the OIG published "Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers," ("Compliance Guidance"). The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several transactions as potential "risks," including transactions and relationships with PBMs, some of which are similar to transactions and/or relationships that the Company enters into with its customers.

        Medicare Prescription Drug, Improvement and Modernization Act of 2003.    The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, ("MMA") that took effect on January 1, 2006, among other things, created a new voluntary outpatient prescription drug benefit for Medicare enrollees on an insured basis through Prescription Drug Plans, ("PDPs"), and by Medicare Advantage Plans ("Part D Activities"), in various regions across the United States. Among other things, PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter fraud, waste and abuse and are monitored strictly by CMS and its contracted Medicare Drug Integrity Contractors ("MEDICs") to ensure that Part D program funds are not spent inappropriately. If CMS determines that the Company has not performed satisfactorily as a subcontractor, CMS may request a PDP or a Medicare Advantage Plan customer of the Company to revoke its Part D activities or responsibilities under the subcontract.

        FDA Regulation.    The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. The Company's business includes the provision of educational seminars for prescribers and other of the Company's customers on behalf of manufacturer clients and thus is subject to the federal laws applicable to the promotion of prescription drugs.

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

        Legislation Affecting Drug Prices.    Under MMA, Medicare Part B drugs generally are reimbursed on an "average sales price" ("ASP") methodology. This ASP methodology may create an incentive for some drug manufacturers to reduce the levels of discounts or rebates available to purchasers, including the Company, or their clients with respect to Medicare Part B drugs.

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

        Regulations Affecting the Company's Pharmacies.    The Company owns two pharmacies that provide services to certain of the Company's health plan customers. The activities undertaken by the Company's pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the licensure and operation of mail order and non-resident pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. The Company's pharmacy facilities are located in Florida and New York and are duly licensed to conduct business in those states. Many states, however, require out-of-state mail order pharmacies to register with or be licensed by the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state and some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. The Company holds mail order and non-resident pharmacy licenses where required.

        Regulation of Controlled Substances.    The Company's pharmacies must register with the United States Drug Enforcement Administration (the "DEA"), and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires the Company to comply with the DEA's security, recordkeeping, inventory control, and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

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

        Other.    Most of the Company's distribution contracts with its customers use "average wholesale price" ("AWP") as a benchmark for establishing pricing. As part of a proposed settlement in the case of New England Carpenters Health Benefit Fund, et. al. v. First Data Bank, et. al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a case brought against First Data Bank, one of several companies that report data on prescription drug prices, First Data Bank has agreed to reduce the AWP of over 8,000 specific pharmaceutical products by four percent. The proposed settlement received preliminary but not final approval of the court, but at a fairness hearing on January 23, 2008, the court denied approval of the settlement without prejudice. The Company cannot predict whether or when the parties will attempt to cure any deficiencies identified by the court and resubmit the settlement for approval.

        In the absence of any action on the part of the Company to renegotiate with its customers the pricing of those pharmaceutical distribution contracts that use AWP, a settlement that involves a reduction in First Data Bank's AWP could adversely affect the margin earned on those distribution contracts that use AWP, however it is not expected to have a material adverse affect on the Company's results of operations.

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

        It is not possible at this time to predict whether any of the legislation discussed above will be adopted at the federal or state level, or the nature, scope or applicability to the Company's business of any such legislation, or when any particular legislation might be implemented. No assurance can be given that any such federal or state legislation will not have a material adverse effect on the Company. However, the Company's risk contracts do allow for repricing to occur effective the same date that any legislation becomes effective if that legislation is projected to have a material affect on cost of care.

Employees of the Registrant

        At December 31, 2007, the Company had approximately 5,600 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

History

        Prior to 1997, the Company's primary business was the operation of psychiatric hospitals. In addition, the Company operated, through its human services segment, specialty home-based healthcare services. In late 1997 and early 1998, the Company completed its acquisition of Green Spring Health Services, Inc., purchased Human Affairs International, Incorporated, and acquired Merit Behavioral Care Corporation, which were three of the largest managed behavioral healthcare organizations and sold most of its psychiatric hospitals and entered into a franchise arrangement with the buyer. In September 1999, the Company completed its exit from the psychiatric hospital provider and franchising businesses and in March 2001 sold National Mentor, Inc. ("Mentor"), which represented the business and interests which comprised the Company's human services segment. As a result of these transactions, the Company's sole business through 2005 was the managed behavioral healthcare business.

        Due primarily to the debt-financed acquisitions noted above, and the subsequent disposal activities, the Company had amassed over $1.0 billion in total debt as of September 30, 2002. The Company concluded that it could no longer support the existing capital structure and determined to restructure its debt to levels that were more in line with its operations. On March 11, 2003 (the "Commencement Date"), Magellan and 88 of its subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in order to accomplish such restructuring.

        On January 5, 2004 (the "Effective Date"), Magellan and 88 of its subsidiaries consummated their Third Joint Amended Plan of Reorganization, as modified and confirmed (the "Plan"), which had been confirmed by order of the United States Bankruptcy Court for the Southern District of New York (the

"Bankruptcy Court") on October 8, 2003, and accordingly the Plan became fully effective and the companies emerged from the protection of their chapter 11 proceedings.

        Giving effect to the Plan, Magellan and its subsidiaries continued, in their previous organizational form, to conduct their business as previously conducted, with the same assets in all material respects, but the Company was recapitalized. Under the Plan, the Company's senior secured bank indebtedness under its previous credit agreement (the "Old Credit Agreement"), as existing before the Effective Date, was paid in full, and other then-existing indebtedness (i.e., 9.375% senior notes due 2007 (the "Old Senior Notes"), 9% Senior Subordinated Notes due 2008 in the principal amount of $625.0 million (the "Old Subordinated Notes") and other general unsecured creditor claims ("Other GUCs")) and the then-existing equity interests in Magellan were cancelled as of the Effective Date in exchange for the distributions provided for by the Plan, all as of the Effective Date.

        All distributions were made as of the Effective Date except for distributions related to disputed claims for Other GUCs, for which distributions were made subsequent to the Effective Date periodically as such disputed claims were settled. As of December 31, 2007, the total amount of outstanding, disputed claims for Other GUCs is $2.8 million ("Disputed Claims"). The Company does not believe that it is probable that any liability for the Disputed Claims will be incurred, and thus no liability has been recorded for the Disputed Claims as of December 31, 2007. Nonetheless, the Company has withheld from distribution 89,798 shares of Ordinary Common Stock (the "Reserved Shares") which will be distributed in accordance with the terms of the Plan upon the final resolution of the Disputed Claims. If the Disputed Claims were to be resolved for the full amount of $2.8 million, then the amount of additional consideration, in addition to the Reserved Shares, that the Company would be required to issue to the individual claimants that filed the Disputed Claims is cash of $0.7 million. If the Disputed Claims are resolved for less than $2.8 million, some or all of the Reserved Shares will be distributed as an incremental distribution to Other GUCs whose claims have been allowed in the bankruptcy.

        An affiliate of Onex Corporation, a Canadian corporation, ("Onex"), in connection with the Plan, purchased approximately 8.5 million shares of common stock of Magellan in the form of shares of Multi-Vote Common Stock. During 2005, Onex disposed of all of its holdings in the Company, and therefore all of the outstanding Multi-Vote Common Stock converted into Ordinary Common Stock.

        On January 19, 2005, the Bankruptcy Court entered a final decree closing the chapter 11 case.

Available Information

        The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and Section 16 filings available, free of charge, on the Company's website at www.magellanhealth.com as soon as practicable after the Company has electronically filed such material with, or furnished it to, the Securities and Exchange Commission ("SEC"). The information on the Company's website is not part of or incorporated by reference in this report on Form 10-K.

Item 1A.    Risk Factors

Reliance on Customer Contracts—The Company's inability to renew, extend or replace expiring or terminated contracts could adversely affect the Company's liquidity, profitability and financial condition.

        Substantially all of the Company's net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time

(typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for 74.9 percent and 65.9 percent of the Company's net revenue in the years ended December 31, 2006 and 2007, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company's net revenue and have a material adverse effect on the Company's liquidity, profitability and financial condition.

        The Company's contracts with TennCare and with subsidiaries of WellPoint each generated revenues that exceeded, in the aggregate, ten percent of revenues for the consolidated Company for the years ended December 31, 2006 and 2007. Revenues from the Company's contracts with TennCare exceeded ten percent of managed behavioral healthcare net revenues for the years ended December 31, 2006 and 2007. The Company's contracts with subsidiaries of WellPoint generated revenues that exceeded, in the aggregate, ten percent of managed behavioral healthcare net revenues for the year ended December 31, 2006, and ten percent of radiology benefits management net revenues for the years ended December 31, 2006 and 2007.

        The Company provides managed behavioral healthcare services for TennCare through contracts that extend through June 30, 2008. The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions.

        As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals ("RFPs") for the management of the integrated delivery of behavioral and physical medical care to the region. The Company continues to manage behavioral healthcare services for approximately 19,000 children in the Middle Grand Region enrolled in TennCare's Select, DCS Custody and SSI Children categories on substantially the same terms previously applicable to the entire region. Additionally, the Company continues to manage behavioral healthcare services for approximately 10,000 adults on substantially the same basis, continuing only until TennCare disenrolls them as a result of eligibility changes that were enacted in late 2005. The Company recorded revenue of $416.4 million and $316.9 million during the years ended December 31, 2006 and 2007, respectively, from its TennCare contracts.

        In January 2008 TennCare issued an RFP for the management by managed care organizations of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the East Grand and West Grand Regions. The RFP sets forth intended start dates of November 1, 2008 for the West Grand Region and January 1, 2009 for the East Grand Region. TennCare has indicated that it intends to award contracts to at least two managed care organizations in each of the East Grand and West Grand Regions. The Company intends to bid with Coventry Health Care, Inc. ("Coventry") on the RFP through a subcontract agreement under which the Company would manage the behavioral healthcare benefits for any contract awarded to Coventry pursuant to the RFP. Because the Company is aligned with only one managed care organization, even if successful in the bid process, the Company would not retain a significant portion of the membership that it currently serves. There can be no assurance that Coventry will be awarded a contract with TennCare; or that if Coventry is awarded a contract pursuant to the RFP, the terms of the subcontract will be similar to terms the Company currently has with TennCare. The Company anticipates that in any event it will continue to manage TennCare's Select, DCS Custody and SSI Children in both the East and West Grand Regions, as well as continuing to manage them in the Middle Grand Region. The statewide membership, including the 19,000 children in the Middle Grand Region stated above, is approximately 59,000 lives for this population. However, there can be no assurance that TennCare will continue to contract with the Company for management of such recipients.

        Total revenue from the Company's contracts with WellPoint was $200.2 million and $218.9 million during the years ended December 31, 2006 and 2007, respectively, including radiology benefits management revenue of $12.6 million and $77.8 million, during the years ended December 31, 2006 and 2007, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated revenue of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated revenue of $85.7 million during the year ended December 31, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company's other radiology benefits management contracts with WellPoint generated $16.1 million of revenue for the year ended December 31, 2007. Of this amount, $13.4 million relates to contracts that have terms through various dates in 2008, and the remainder has a term through June 30, 2010.

        In addition to TennCare, one other customer represented greater than ten percent of the net revenues in the Company's managed behavioral healthcare business for the year ended December 31, 2007, generating $196.1 million of net revenues in 2007.

        The Company derives a significant portion of its managed behavioral healthcare revenue from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $248.2 million and $262.6 million for the years ended December 31, 2006 and 2007, respectively.

        In addition to WellPoint, two other customers generated greater than ten percent of the net revenues in the Company's radiology benefits management business for the year ended December 31, 2006, generating $5.2 million and $4.8 million of net revenues in 2006. In addition to WellPoint, one other customer generated greater than ten percent of the net revenues in the Company's radiology benefits management business for the year ended December 31, 2007. Such customer generated $61.3 million of net revenues for the year ended December 31, 2007.

        Included in the Company's specialty pharmaceutical management business are three customers that each exceeded ten percent of the net revenues for this line of business for the year ended December 31, 2006. The three customers generated $24.8 million, $11.7 million and $9.6 million of net revenues in 2006. Included in the Company's specialty pharmaceutical management business are four customers that each exceeded ten percent of the net revenues for this line of business for the year ended December 31, 2007. The four customers generated $60.0 million, $34.4 million, $33.6 million and $24.9 million of net revenues in 2007.

Integration of Companies Acquired by Magellan—The Company's profitability could be adversely affected if the integration of companies acquired by Magellan, including NIA and ICORE, is not completed in a timely and effective manner.

        As previously discussed, one of the Company's growth strategies is to make strategic acquisitions which are complementary to its existing operations. NIA and ICORE are the first such acquisitions completed by the Company. After Magellan closes on an acquisition, it must integrate the acquired company into Magellan's polices, procedures and systems. Failure to effectively integrate an acquired business could result in excessive costs being incurred, a delay in obtaining targeted synergies, decreased customer performance (which could result in contract penalties and/or terminations), increased employee turnover, and lost sales opportunities.

Changes in the Medical Managed Care Carve-Out Industry—Certain changes in the business practices of this industry could negatively impact the Company's resources, profitability and results of operations.

        Substantially all of the Company's Health Plan, Radiology Benefits Management and Specialty Pharmaceutical Management segment net revenue is derived from customers in the medical managed care industry, including managed care companies, health insurers and other health plans. Some types of changes in this industry's business practices could negatively impact the Company. For example, if the Company's managed care customers seek to provide services directly to their subscribers, instead of contracting with the Company for such services, the Company could be adversely affected. In this regard, Aetna, Inc. ("Aetna") and WellPoint had decided to provide managed behavioral services directly to some or all of their subscribers, which resulted in the December 31, 2005 termination of the Aetna contract, and the terminations of one contract with WellPoint on March 31, 2007 and a second WellPoint contract on December 31, 2007. In addition to Aetna and WellPoint, other managed care customers of the Company did not renew all or part of their contracts with the Company during 2006 and 2007, and instead provided managed behavioral healthcare services directly to their subscribers. Other of the Company's customers that are managed care companies could also seek to provide services directly to their subscribers, rather than by contracting with the Company for such services. In addition, the Company has a significant number of contracts with Blue Cross Blue Shield plans and other regional health plans. Consolidation of the healthcare industry through acquisitions and mergers could potentially result in the loss of contracts for the Company. Any of these changes could reduce the Company's net revenue, and adversely affect the Company's profitability and financial condition.

Changes in the Contracting Model for Medicaid Contracts—Certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives could negatively impact the Company's resources, profitability and results of operations.

        Substantially all of the Company's Public Sector segment net revenue is derived from direct contracts that it has with state or county governments for the provision of services to Medicaid enrollees. In addition to TennCare discussed above, certain other states have recently contracted with managed care companies to manage both the behavioral and physical medical care of its Medicaid enrollees. If other governmental entities change the method for contracting for Medicaid business to a fully integrated model, the Company will attempt to subcontract with the managed care organizations to provide behavioral healthcare management for such Medicaid business; however, there is no assurance that the Company would be able to secure such arrangements. Accordingly, if such a change in the contracting model were to occur, it is possible that the Company could lose current contracted revenues, as well as be unable to bid on potential new business opportunities, thus negatively impacting the Company's profitability and financial condition.

Risk-Based Products—Because the Company provides services at a fixed fee, if the Company is unable to accurately predict and control healthcare costs, the Company's profitability could decline.

        The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as "risk-based contracts" or "risk-based products," which includes EAP services. These arrangements provided 85.3 percent and 82.4 percent of the Company's net revenue in the years ended December 31, 2006 and 2007, respectively.

        Profitability of the Company's risk contracts could be reduced if the Company is unable to accurately estimate the rate of service utilization by members or the cost of such services when the Company prices its services. The Company's assumptions of utilization and costs when the Company prices its services may not ultimately reflect actual utilization rates and costs, many aspects of which are beyond the Company's control. If the cost of services provided to members under a contract together with the administrative costs exceeds the aggregate fees received by the Company under such contract, the Company will incur a loss on the contract.

        The Company's profitability could also be reduced if the Company is required to make adjustments to estimates made in reporting historical financial results regarding cost of care, reflected in the Company's financial statements as medical claims payable. Medical claims payable includes reserves for incurred but not reported ("IBNR") claims, which are claims for covered services rendered by the Company's providers which have not yet been submitted to the Company for payment. The Company estimates and reserves for IBNR claims based on past claims payment experience, including the average interval between the date services are rendered and the date the claims are received and between the date services are rendered and the date claims are paid, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract-specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. The Company currently possesses a limited amount of experience related to underwriting risk-based RBM products. If such risk-based RBM products are not correctly underwritten, the Company's profitability and financial condition could be adversely affected.

        Factors that affect the Company's ability to price the Company's services, or accurately make estimates of IBNR claims and other expenses for which the Company creates reserves may include differences between the Company's assumptions and actual results arising from, among other things:

  •
  changes in the delivery system;

  •
  changes in utilization patterns;

  •
  changes in the number of members seeking treatment;

  •
  unforeseen fluctuations in claims backlogs;

  •
  unforeseen increases in the costs of the services;

  •
  the occurrence of catastrophes;

  •
  regulatory changes; and

  •
  changes in benefit plan design.

        Some of these factors could impact the ability of the Company to manage and control the medical costs to the extent assumed in the pricing of its services.

        If the Company's membership in risk-based business continues to grow (which is a major focus of the Company's strategy), the Company's exposure to potential losses from risk-based products will also increase.

Fluctuation in Operating Results—The Company experiences fluctuations in quarterly operating results and, as a consequence, the Company may fail to meet or exceed market expectations, which could cause the Company's stock price to decline.

        The Company's quarterly operating results have varied in the past and may fluctuate significantly in the future due to seasonal and other factors, including:

  •
  changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns (for example, members generally tend to seek services less during the third and fourth quarters of the year than in the first and second quarters of the year);

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

        These factors may affect the Company's quarterly and annual net revenue, expenses and profitability in the future and, accordingly, the Company may fail to meet market expectations, which could cause the Company's stock price to decline.

Dependence on Government Spending—The Company can be adversely affected by changes in federal, state and local healthcare policies.

        All of the Company's Public Sector segment net revenue and a portion of the Company's net revenue in the Company's other four operating segments are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company (See "Reliance on Customer Contracts"). In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors generally seek to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

Restrictive Covenants in the Company's Debt Instruments—Restrictions imposed by the Company's debt agreements limit the Company's operating and financial flexibility. These restrictions may adversely affect the Company's ability to finance the Company's future operations or capital needs or engage in other business activities that may be in the Company's interest.

        The Company's credit agreement with Deutsche Bank dated January 5, 2004, as amended (the "Credit Agreement"), contains a number of covenants. These covenants limit Company management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

Required Assurances of Financial Resources—The Company's liquidity, financial condition, prospects and profitability can be adversely affected by present or future state regulations and contractual requirements that the Company provide financial assurance of the Company's ability to meet the Company's obligations.

        Some of the Company's contracts and certain state regulations require the Company or certain of the Company's subsidiaries to maintain specified cash reserves or letters of credit and/or to maintain certain minimum tangible net equity in certain of the Company's subsidiaries as assurance that the Company has financial resources to meet the Company's contractual obligations. Many of these state regulations also restrict the investment activity of certain of the Company's subsidiaries. Some state regulations also restrict the ability of certain of the Company's subsidiaries to pay dividends to Magellan. Additional state regulations could be promulgated that would increase the cash or other security the Company would be required to maintain. In addition, the Company's customers may require additional restricted cash or other security with respect to the Company's obligations under the Company's contracts, including the Company's obligation to pay IBNR claims and other medical claims not yet processed and paid. In addition, certain of the Company's contracts and state regulations limit the profits that the Company may earn on risk-based business. The Company's liquidity, financial condition, prospects and profitability could be adversely affected by the effects of such regulations and contractual provisions. See Note 2—"Summary of Significant Accounting Policies—Restricted Assets" to the consolidated financial statements set forth elsewhere herein for a discussion of the Company's restricted assets.

Competition—The competitive environment in the specialty managed healthcare industry may limit the Company's ability to maintain or increase the Company's rates, which would limit or adversely affect the Company's profitability, and any failure in the Company's ability to respond adequately may adversely affect the Company's ability to maintain contracts or obtain new contracts.

        The Company's business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including HMOs, PPOs, TPAs, IPAs, multi-disciplinary medical groups, PBMs and other specialty healthcare and managed care companies. Many of the Company's competitors, particularly certain insurance companies, HMOs and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, which can create downward pressure on prices through economies of scale. The entrance or expansion of these larger companies in the specialty managed healthcare industry (including the Company's customers who have insourced or who may choose to insource healthcare services) could increase the competitive pressures the Company faces and could limit the Company's ability to maintain or increase the Company's rates. If this happens, the Company's profitability could be adversely affected. In addition, if the Company does not adequately respond to these competitive pressures, it could cause the Company to not be able to maintain its current contracts or to not be able to obtain new contracts.

Possible Impact of Healthcare Reform—Healthcare reform can significantly reduce the Company's revenues or profitability.

        The U.S. Congress and certain state legislatures are considering legislation that, among other things, would limit healthcare plans and methods of operations, limit employers' and healthcare plans' ability to define medical necessity, permit employers and healthcare plans to be sued in state courts for coverage determinations, provide universal health insurance at the state level, provide for minimum medical loss ratios, and otherwise affect health care insurance and managed care. It is uncertain whether the Company could recoup, through higher revenues or other measures, the increased costs of federal or state mandated benefits or other increased costs caused by such legislation or similar legislation. Other federal or state changes in law regarding managed care or universal health insurance coverage could also have adverse consequences for the Company's business. In addition, if any federal parity legislation is adopted and the difference in coverage limits for mental health coverage and medical health coverage is reduced or eliminated, any increase in net revenue the Company derives following such legislation may not be sufficient to cover the increase in costs that would result from a greater utilization of mental healthcare services. The Company cannot predict the effect of this legislation or other legislation that may be adopted by Congress or by the states, and such legislation, if implemented, could have an adverse effect on the Company.

Government Regulation—The Company is subject to substantial government regulation and scrutiny, which increase the Company's costs of doing business and could adversely affect the Company's profitability.

        The specialty managed healthcare industry and the provision of specialty managed healthcare are subject to extensive and evolving federal and state regulation. Such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. The Company's specialty pharmaceutical management business is also the subject of substantial federal and state governmental regulation and scrutiny. Government investigations and allegations have become more frequent concerning possible violations of fraud and abuse and false claims statutes and regulations by healthcare organizations. Violators may be excluded from participating in government healthcare programs, subject to fines or penalties or required to repay amounts received from the government for previously billed services. A violation of such laws and regulations may have a material adverse effect on the Company.

        The Company is subject to certain state laws and regulations and federal laws as a result of the Company's role in management of customers' employee benefit plans.

        Regulatory issues may also affect the Company's operations including, but not limited to:

  •
  additional state licenses that may be required to conduct the Company's businesses, including utilization review and TPA activities;

  •
  limits imposed by state authorities upon corporations' control or excessive influence over managed healthcare services through the direct employment of physicians, psychiatrists, psychologists or other professionals, and prohibiting fee splitting;

  •
  laws that impose financial terms and requirements on the Company due to the Company's assumption of risk under contracts with licensed insurance companies or HMOs;

  •
  laws in certain states that impose an obligation to contract with any healthcare provider willing to meet the terms of the Company's contracts with similar providers;

  •
  maintaining confidentiality of patient information; and

  •
  complying with HIPAA.

        The imposition of additional licensing and other regulatory requirements may, among other things, increase the Company's equity requirements, increase the cost of doing business or force significant changes in the Company's operations to comply with these requirements.

        The costs associated with compliance with government regulation as discussed above may adversely affect the Company's financial condition and results of operations.

The Company faces additional regulatory risks associated with its Specialty Pharmaceutical Management segment which could subject it to additional regulatory scrutiny and liability and which could adversely affect the profitability of the Specialty Pharmaceutical Management segment in the future.

        With the Company's acquisition of ICORE, additional federal and state regulations became applicable to the Company. Various aspects of the Company's Specialty Pharmaceutical Management segment are governed by federal and state laws and regulations not previously applicable to the Company or which may now be applicable in different ways. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of the Company's business. There are significant uncertainties involving the application of many of these legal requirements to the Company. Accordingly, the Company may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting its compliance practices, or modifying its business practices, in order to satisfy changing interpretations and regulatory policies. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which, if adopted, could adversely affect the Company's business.

  Federal Anti-Remuneration/Fraud And Abuse Laws.

        The federal healthcare Anti-Kickback Statute prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, TRICARE or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded health care programs. The Anti-Kickback Statute has been interpreted broadly by courts, the OIG within DHHS, and other administrative bodies. It also is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.

        In April 2003, the OIG published Compliance Guidance. The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several transactions as potential "risks," including transactions and relationships with PBMs, some of which are similar to transactions and/or relationships that the Company enters into with its customers. As pharmaceutical manufacturers' business practices evolve in compliance with the Compliance Guidelines, the Company's relationships with pharmaceutical manufacturers may be adversely affected.

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

  Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

        The MMA that took effect on January 1, 2006, among other things, created a new voluntary outpatient prescription drug benefit for Medicare enrollees on an insured basis through PDPs, and by Medicare Advantage Plans, in various regions across the United States. Among other things, PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter fraud, waste and abuse and are monitored strictly by CMS and its contracted MEDICs to ensure that Part D program funds are not spent inappropriately. If CMS determines that the Company has not performed satisfactorily as a subcontractor, CMS may request a PDP or a Medicare Advantage Plan customer of the Company to revoke its Part D activities or responsibilities under the subcontract. The practices that are subject to regulation under these provisions are evolving and future applications or interpretations of these provisions could adversely affect the Company's operations.

  FDA Regulation.

        The FDA generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. The Company's business includes the provision of educational seminars for prescribers and other of the Company's customers on behalf of manufacturer clients and thus is subject to the federal laws applicable to the promotion of prescription drugs.

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

  State Legislation Affecting Plan Or Benefit Design.

        Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive formulary and network design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to the Company directly, but may apply to certain clients of the Company, such as HMOs and health insurers. If legislation of this nature were to become widely adopted and were applied to services the Company provides, it could have the effect of limiting the economic benefits achievable by the Company's customers through the use of the Company's services, adversely affecting the demand for the Company's services.

  Legislation Affecting Drug Prices.

        Under MMA, Part B drugs generally are reimbursed on an ASP methodology. This ASP methodology may create an incentive for some drug manufacturers to reduce the levels of discounts or rebates available to purchasers, including the Company, or their clients with respect to Medicare Part B drugs.

        The federal Medicaid rebate statute provides that pharmaceutical manufacturers of brand-name outpatient prescription drugs must provide the Medicaid program a rebate in accordance with certain requirements. Investigations have been commenced by certain government agencies which question whether Medicaid rebates were properly calculated in accordance with such requirements, reported and paid by the manufacturers to the Medicaid programs. The Company is not responsible for such calculations, reports or payments. Some pharmaceutical manufacturers may view the Medicaid rebate statute and/or the associated investigations as a disincentive to offer rebates and discounts to private parties, including in the context of the Company's business.

  Regulations Affecting the Company's Pharmacies.

        The Company owns two mail order pharmacies that provide services to certain of the Company's health plan customers. The activities undertaken by the Company's pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the licensure and operation of mail order and non-resident pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. The Company's pharmacy facilities are located in Florida and New York and are duly licensed to conduct business in those states. Many states, however, require out-of-state mail order pharmacies to register with or be licensed by the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state and some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. Additional regulation of this nature may require the Company to expend additional funds to satisfy such regulatory requirements and could make it impractical for the Company to undertake certain business opportunities it may otherwise be interested in pursuing.

  Regulation of Controlled Substances.

        The Company's pharmacies must register with the DEA and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires the Company to comply with the DEA's security, recordkeeping, inventory control, and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

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

  Other.

        Most of the Company's distribution contracts with its customers use AWP as a benchmark for establishing pricing. As part of a proposed settlement in the case of New England Carpenters Health Benefit Fund, et. al. v. First Data Bank, et. al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a case brought against First Data Bank, one of several companies that report data on prescription drug prices, First Data Bank has agreed to reduce the AWP of over 8,000 specific pharmaceutical products by four percent. The proposed settlement received preliminary but not final approval of the court, but at a fairness hearing on January 23, 2008, the court denied approval of the settlement without prejudice. The Company cannot predict whether or when the parties will attempt to cure any deficiencies identified by the court and resubmit the settlement for approval.

        In the absence of any action on the part of the Company to renegotiate with its customers the pricing of those pharmaceutical distribution contracts that use AWP, a settlement that involves a reduction in First Data Bank's AWP could adversely affect the margin earned on those distribution contracts that use AWP, however it is not expected to have a material adverse affect on the Company's results of operations.

Risks Related To Realization of Goodwill and Intangible Assets—The Company's profitability could be adversely affected if the value of intangible assets is not fully realized.

        The Company's total assets at December 31, 2007 reflect goodwill of approximately $367.9 million, representing approximately 25.6 percent of total assets. The Company completed the Company's annual impairment analysis of goodwill as of October 1, 2007 noting that no impairment was identified.

        At December 31, 2007, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $59.2 million. Intangible assets are amortized over their estimated useful lives, which range from approximately three to ten years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. There can be no assurance that such goodwill or intangible assets will be realizable.

        The Company evaluates, on a regular basis, whether for any reason the carrying value of the Company's intangible assets and other long-lived assets may no longer be completely recoverable, in which case a charge to earnings for impairment losses could become necessary. When events or changes in circumstances occur that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets other than goodwill by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition.

        Any event or change in circumstances leading to a future determination requiring additional write-offs of a significant portion of unamortized intangible assets or goodwill would adversely affect the Company's profitability.

Risk of Potential Limitation of the Company's Net Operating Loss Carryforwards ("NOLs")—Certain future changes in the composition of the Company's stockholder population could, in certain circumstances, limit the Company's ability to use the Company's NOLs.

        The Company estimates that it has reportable federal NOLs as of December 31, 2007 of approximately $236.1 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382 ("Section 382"), which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        The limitations imposed by Section 382 provide that a corporation that undergoes an "ownership change" may generally thereafter only utilize its pre-change losses (including, in some cases, certain so-called "built-in" losses that have not yet been recognized for federal income tax purposes) to offset a fixed amount of taxable income per year. A corporation generally undergoes an ownership change if the percentage of stock of the corporation owned by one or more 5% shareholders has increased by more than 50 percentage points over, at most, a three-year period (with certain groups of less-than-5% shareholders treated as a single shareholder for this purpose).

        In general, the amount of the annual limitation to which a corporation's pre-change losses are subject following an ownership change is equal to the product of (1) the fair market value of the corporation's stock immediately before the ownership change (subject to certain reductions) multiplied by (2) the "long-term tax-exempt rate" in effect for the month in which the ownership change occurs provided, however, that any existing Section 382 limitation cannot be increased due to a subsequent trigger of a Section 382 limitation. In certain circumstances, the annual limitation for a particular year may be increased due to the subsequent recognition of so-called "built-in" gains that existed at the time of the ownership change. Any unused limitation may be carried forward, thereby increasing the annual limitation in the subsequent taxable year. However, if the Company did not continue the Company's historic business or use a significant portion of the Company's assets in a new business for two years after the ownership change, the resulting annual limitation would be reduced, possibly to zero.

        The Company underwent such an ownership change upon consummation of its reorganization in January 2004. A second ownership change likely occurred during December 2007, when the holdings of several investors each exceeded 5% for the first time. Subsequent changes in the Company's stock ownership, including sales of the Company's common stock by certain 5% shareholders, certain purchases that result in 5% or greater ownership of the Company's common stock, certain changes in the indirect beneficial ownership of the Company's common stock, and issuances or redemptions of common stock by the Company, could result in another ownership change that would trigger an additional Section 382 limitation.

        The Company believes the Section 382 limitation resulting from the ownership change which likely occurred in 2007 is more favorable than the limitation from the 2004 ownership change. As such, the 2007 change is not expected to result in a deferral of the Company's ability to utilize its NOLs. However, the application of another Section 382 limitation on the Company's federal NOLs as a result of future ownership changes could reduce the amount of such NOLs the Company could utilize in a year, and thereby have an adverse effect on the Company's anticipated future cash flow, if, for example, the fair market value of the Company's stock were to decline significantly prior to such ownership change.

Claims for Professional Liability—Pending or future actions or claims for professional liability (including any associated judgments, settlements, legal fees and other costs) could require the Company to make significant cash expenditures and consume significant management time and resources, which could have a material adverse effect on the Company's profitability and financial condition.

        Management and administration of the delivery of specialty managed healthcare, the operation of specialty pharmacies and specialty pharmacy drug distribution, and the direct provision of healthcare treatment services such as the services that the Company provides through the direct care clinics operated under the Maricopa Contract, entail significant risks of liability. In recent years, participants in the healthcare industry generally, as well as the specialty managed healthcare industry, have become subject to an increasing number of lawsuits. From time to time, the Company is subject to various actions and claims of professional liability alleging negligence in performing utilization review and other specialty managed healthcare activities, as well as for the acts or omissions of the Company's employees, including employed physicians and other clinicians, network providers, pharmacists, or others. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company, the Company's employees, or the Company's network providers. The Company is also subject to actions and claims for the costs of services for which payment was denied. Many of these actions and claims seek substantial damages and require the Company to incur significant fees and costs related to the Company's defense and consume significant management time and resources. While the Company maintains professional liability insurance, there can be no assurance that future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company's profitability and financial condition.

Professional Liability and Other Insurance—Claims brought against the Company that exceed the scope of the Company's liability coverage or denial of coverage could materially and adversely affect the Company's profitability and financial condition.

        The Company maintains a program of insurance coverage against a broad range of risks in the Company's business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company's potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2007, the Company had approximately $52.4 million of such bonds outstanding. The Company's insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company's alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. The Company also has potential liability relating to the self-insurance program the Company maintained previously with respect to the Company's provider business. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company's profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the

Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

Class Action Suits and Other Legal Proceedings—The Company is subject to class action and other lawsuits that could result in material liabilities to the Company or cause the Company to incur material costs, to change the Company's operating procedures in ways that increase costs or to comply with additional regulatory requirements.

        Managed healthcare companies and PBM companies have been targeted as defendants in national class action lawsuits regarding their business practices. The Company has in the past been subject to such national class actions as defendants and is also subject to or a party to other class actions, lawsuits and legal proceedings in conducting the Company's business. In addition, certain of the Company's customers are parties to pending class action lawsuits regarding the customers' business practices for which the customers could seek indemnification from the Company. These lawsuits may take years to resolve and cause the Company to incur substantial litigation expenses and the outcomes could have a material adverse effect on the Company's profitability and financial condition. In addition to potential damage awards, depending upon the outcomes of such cases, these lawsuits may cause or force changes in practices of the Company's industry and may also cause additional regulation of the industry through new federal or state laws or new applications of existing laws or regulations. Such changes could increase the Company's operating costs.

Government Investigations—The Company may be subjected to additional regulatory requirements and to investigations or regulatory action by governmental agencies, each of which may have a material adverse effect on the Company's business, financial condition and results of operations.

        From time to time, the Company receives notifications from and engages in discussions with various government agencies concerning the Company's businesses and operations. As a result of these contacts with regulators, the Company may, as appropriate, be required to implement changes to the Company's operations, revise the Company's filings with such agencies and/or seek additional licenses to conduct the Company's business. The Company's inability to comply with the various regulatory requirements may have a material adverse effect on the Company's business.

        In addition, the Company may become subject to regulatory investigations relating to the Company's business, which may result in litigation or regulatory action. A subsequent legal liability or a significant regulatory action against the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, even if the Company ultimately prevails in the litigation, regulatory action or investigation, such litigation, regulatory action or investigation could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company currently leases approximately 1.7 million square feet of office space comprising 75 offices in 22 states and the District of Columbia, with terms expiring between January 2008 and January 2013. The Company's principal executive offices are located in Avon, Connecticut, which lease expires in September 2012. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

Item 3.    Legal Proceedings

        The management and administration of the delivery of specialty managed healthcare entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. See also "Risk Factors—Claims for Professional Liability." Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

        The Company is subject to or party to certain class actions, litigation and claims relating to its operations and business practices.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Since January 6, 2004, shares of the Company's Ordinary Common Stock, $0.01 par value per share ("Ordinary Common Stock") have traded on the NASDAQ Stock Market under the symbol "MGLN." For further information regarding the Company's Ordinary Common Stock, see Note 7—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. Warrants to purchase shares of the Company's Ordinary Common Stock have traded on the Over-the-Counter Bulletin Board ("OTCBB") under the ticker symbol MGLNW since February 2, 2004. The following tables set forth the high and low closing bid prices of the Company's Ordinary Common Stock as reported by the NASDAQ Stock Market for the years ended December 31, 2006 and 2007, as follows:

	Ordinary Common Stock Sales Prices
	High	Low
2006
First Quarter	$40.63	$31.81
Second Quarter	45.55	37.87
Third Quarter	48.65	41.97
Fourth Quarter	45.08	40.08
2007
First Quarter	$44.38	$40.14
Second Quarter	47.79	40.51
Third Quarter	47.11	38.29
Fourth Quarter	48.88	39.79

        As of December 31, 2007, there were approximately 373 stockholders of record of the Ordinary Common Stock, and there were no outstanding shares of Multi-Vote Common Stock. The stockholders of record data for the Ordinary Common Stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

  Comparison of Cumulative Total Returns

        The following graph compares the change in the cumulative total return on the Company's common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P 500 Managed Health Care Index, assuming an investment of $100 made at the close of trading on January 6, 2004, the first full day on which the common stock was registered under Section 12(g) of the Exchange Act and the first full day of trading on NASDAQ, and comparing relative values on December 31, 2004, 2005, 2006 and 2007. The common stock was first issued under the Company's plan of reorganization in connection with its bankruptcy proceedings on the Effective Date. The Company did not pay any dividends during the period reflected in the graph. Note that the common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Total Return

		December 31,
	January 6, 2004
		2004	2005	2006	2007
Magellan Health Services, Inc.	$100	$126.52	$116.48	$160.07	$172.70
S&P 500 Index	100	109.72	115.11	133.29	140.62
S&P 500 Managed Health Care Index(1)	100	155.63	222.08	207.47	239.75

    (1)
    The S&P 500 Managed Health Care Index consists of Aetna, Inc., CIGNA Corp., Coventry Health Care, Inc., Humana, Inc., UnitedHealth Group, Inc. and WellPoint, Inc.

        The information set forth above under the "Comparison of Cumulative Total Returns" does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other of the Company's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the filing specifically incorporates such information by reference therein.

Dividends

        The Company did not declare any dividends during either of the years ended December 31, 2006 or 2007. The Company is prohibited from paying dividends on the Ordinary Common Stock under the terms of the Credit Agreement, except in very limited circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources—Restrictive Covenants in Debt Agreements."

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2007 with respect to the Company's 2003 Management Incentive Plan ("2003 MIP") and 2006 Management Incentive Plan ("2006 MIP").

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	3,813,285	(1)	$36.79	884,975	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,813,285	(1)	$36.79	884,975	(2)

(1)
Excludes shares of restricted stock and restricted stock units purchased by employees or awarded to employees and the Company's directors pursuant to the 2003 MIP, the 2006 MIP, and the 2004 and 2005 Director Stock Compensation Plans. Additionally excludes 160,971 options issued to certain employees (mainly related to 100,000 options granted to employees that were previously employed by ICORE and 60,971 options granted to employees previously employed by NIA), and 84,840 options issued to certain of the Company's directors. For further discussion, see Note 7—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein.

(2)
Consists of shares remaining available for issuance as of December 31, 2007 under the 2003 MIP and 2006 MIP (under which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options, warrants and rights and the shares of restricted stock issued as referred to in footnote (1) above. Of the shares available for future grants under the terms of the 2003 MIP and 2006 MIP, 382,920 shares are reserved for future issuances of options. For further discussion, see Note 7—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein.

Item 6.    Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2003, 2004, 2005, 2006 and 2007.

        In connection with the consummation of the Plan, the Company adopted the fresh start reporting provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") with respect to its financial reports, which required the Company to restate its assets and liabilities to their fair values based upon the provisions of the Plan and certain valuations which the Company made in connection with the implementation of the Plan. Under the provisions of SOP 90-7, fresh start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions to the Plan were satisfied as of December 29, 2003 (the "Material Conditions Date"). Due to the proximity of the Material Conditions Date to year end and the immateriality of the results of operations for the intervening two-day period through December 31, 2003, the Company applied fresh start reporting as if the material conditions were satisfied as of December 31, 2003. All adjustments and reorganization expenses as a result of the application of fresh start reporting are reflected in the consolidated financial statements as of and for the year ended December 31, 2003.

        As a result of the application of the fresh start reporting provisions of SOP 90-7, all balance sheet data as of, and subsequent to December 31, 2003 represents balances of the "Reorganized Company." Statement of operations and statement of cash flows data for all periods prior to January 1, 2004 represents the results of the "Predecessor Company." Accordingly, all references to the Company with respect to disclosures of amounts recorded (i) through or prior to December 31, 2003 in relation to statement of operations or cash flow items, relate to the Predecessor Company. All references to the Company with respect to disclosures of amounts recorded or to be recorded (i) after December 31, 2003 in relation to statement of operations or cash flow items; and (ii) on or after December 31, 2003 in relation to balance sheet items, relate to the Reorganized Company.

        As a result of the Company's financial restructuring under chapter 11 of the Bankruptcy Code commenced in March 2003 and consummated on the Effective Date, and the Company's implementation of fresh start reporting effective December 31, 2003, the selected statement of operations financial data for the year ended December 31, 2003 is not comparable to the subsequent periods presented. Selected financial data for the year ended December 31, 2003 includes the following significant unusual items:

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

  •
  Pursuant to FIN 46, the Reorganized Company's balance sheets as of December 31, 2003, 2004, and 2005 included the assets and liabilities of the Premier joint venture, in which the Company owned a 50 percent interest; a variable interest entity ("VIE") for which the Company was the primary beneficiary. The creditors (or other beneficial interest holders) of Premier have no recourse to the general credit of the Company. The Reorganized Company adopted FIN 46 on December 31, 2003, as early adoption of new accounting pronouncements is required by companies implementing the fresh start reporting provisions of SOP 90-7. The joint venture was accounted for under the equity method of accounting by the Company through December 31, 2003. On April 11, 2006, the Company purchased the other 50 percent interest in Premier for $1.5 million, so that Premier is now a wholly-owned subsidiary of the Company.

        Effective as of December 31, 2005, the Company closed on the sale to Aetna of certain assets of the Company used in the management of behavioral healthcare services for Aetna's members (the "Aetna Assets"). The sale was concluded pursuant to the terms of a certain Asset Purchase Agreement dated February 23, 2005, as amended. The total consideration received by the Company was approximately $57.1 million, consisting of $30.0 million for the Aetna Assets and approximately $27.1 million for the delivery by the Company of executed addenda with Aetna to certain of the Company's network provider contracts (the "Network Amount"). At closing, Aetna paid the $30 million for the Aetna Assets and approximately $25.8 million of the Network Amount, with the remaining approximately $1.3 million of the Network Amount, which was subject to adjustment, to be paid 120 days after closing based upon the final calculation of the Network Amount. In connection with the closing, the Company paid approximately $50.2 million to Aetna in satisfaction of outstanding principal and interest on its previously issued promissory note to Aetna ("Aetna Notes"). The Company's contract with Aetna terminated on December 31, 2005.

        Selected consolidated financial information for the years ended December 31, 2005, 2006 and 2007 and as of December 31, 2006 and 2007 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2003 and 2004 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Predecessor Company	Reorganized Company
	Year Ended December 31,	Year Ended December 31,
	2003	2004	2005	2006	2007
Statement of Operations Data:
Net revenue	$1,510,746	$1,795,402	$1,808,003	$1,690,270	$2,155,953
Cost of care	906,484	1,190,594	1,204,659	1,081,080	1,409,103
Cost of goods sold	—	—	—	41,809	149,585
Direct service costs and other operating expenses(1)	418,402	400,023	377,533	385,478	404,003
Equity in earnings of unconsolidated subsidiaries	(6,202)	(5,277)	(4,350)	(390)	—
Depreciation and amortization	48,047	42,489	49,088	48,862	57,524
Interest expense (Contractual interest of $106,328 in fiscal 2003)	61,016	37,124	44,005	7,292	6,386
Interest income	(2,873)	(6,127)	(17,464)	(17,628)	(23,836)
Gain on sale of assets	—	—	(56,367)	(5,148)	—
Reorganization benefit, net	(438,217)	—	—	—	—
Goodwill impairment charges	28,780	—	—	—	—
Special charges (benefits)	9,528	5,038	(556)	—	—

Income from continuing operations before income taxes and minority interest	485,781	131,538	211,455	148,915	153,188
Provision for income taxes	33,813	64,835	82,405	62,695	58,669

Income from continuing operations before minority interest	451,968	66,703	129,050	86,220	94,519
Minority interest, net	253	347	58	(42)	361

Income from continuing operations	451,715	66,356	128,992	86,262	94,158
Income (loss) from discontinued operations(2)	(20,272)	(2,041)	1,597	—	—
Reorganization benefit, net(2)	20,327	—	—	—	—

Net income	451,770	64,315	130,589	86,262	94,158
Preferred dividends (Contractual dividends of $4,788 in fiscal 2003)	883	—	—	—	—
Amortization of redeemable preferred stock issuance costs, and other	172	—	—	—	—
Preferred stock reorganization items, net(2)	2,668	—	—	—	—

Income available to common stockholders	$448,047	$64,315	$130,589	$86,262	$94,158

Income (loss) per common share—basic:
Income from continuing operations	$12.69	$1.88	$3.59	$2.33	$2.42
Income (loss) from discontinued operations	—	(0.06)	0.04	—	—
Net income	$12.69	$1.82	$3.63	$2.33	$2.42
Income (loss) per common share—diluted:
Income from continuing operations	$10.86	$1.83	$3.42	$2.23	$2.36
Income (loss) from discontinued operations	—	(0.06)	0.04	—	—
Net income	$10.86	$1.77	$3.46	$2.23	$2.36

	Reorganized Company December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Current assets	$630,223	$540,945	$540,777	$535,574	$803,092
Current liabilities	523,531	362,843	311,925	321,073	375,859
Property and equipment, net	122,082	120,604	102,898	100,255	105,735
Total assets	1,292,017	1,164,281	1,069,486	1,207,520	1,435,123
Total debt and capital lease obligations	493,699	379,478	63,084	41,913	13,969
Stockholders' equity	$387,911	$472,996	$633,077	$763,567	$908,232

(1)
Includes stock compensation expense of $23.2 million, $15.8 million, $34.0 million and $30.0 million in 2004, 2005, 2006 and 2007, respectively.

(2)
Net of income taxes.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-K includes "forward-looking statements" within the meaning of the Securities Act and the Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Risk Factors" in Item 1A and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate," "anticipate," "expect," "believe," "should" and similar expressions are intended to be forward-looking statements. Also, capitalized or defined terms included in Item 7 have the meanings set forth in Item 1 of this Form 10-K.

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

        Managed Behavioral Healthcare.    The Company's managed behavioral healthcare business is composed of three of the Company's segments, each as described further below. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"), which is discussed further in Note 10—"Commitments and Contingencies-Maricopa Contract" to the consolidated financial statements set forth elsewhere herein. Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over the following two years pursuant to a schedule as set forth in the Maricopa Contract.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following three segments:

          Health Plan.    The Managed Behavioral Healthcare Health Plan segment ("Health Plan") generally reflects managed behavioral healthcare services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. Health Plan's contracts encompass either risk-based or ASO arrangements or both. As of December 31, 2007, Health Plan's covered lives were 5.6 million, 0.2 million and 20.7 million for risk-based, EAP and ASO products, respectively. For the year ended December 31, 2007, Health Plan's revenue was $530.6 million, $1.3 million and $126.5 million for risk-based, EAP and ASO products, respectively.

          Employer.    The Managed Behavioral Healthcare Employer segment ("Employer") generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral healthcare services, or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO, but currently are primarily ASO. As of December 31, 2007, Employer's covered lives were 0.1 million, 13.6 million and 0.5 million for risk-based, EAP and ASO products, respectively. For the year ended December 31, 2007, Employer's revenue was $6.4 million, $102.7 million and $17.0 million for risk-based, EAP and ASO products, respectively.

          Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2007, Public Sector's covered lives were 2.1 million and 0.2 million for risk-based and ASO products, respectively. For the year ended December 31, 2007, Public Sector's revenue was $1.0 billion and $4.4 million for risk-based and ASO products, respectively.

        Radiology Benefits Management.    The Company's Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. The Company has bid and may bid in the future on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company won one Medicaid contract last year; however, its implementation has been postponed by the agency. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007, respectively. As of December 31, 2007, covered lives for Radiology Benefits Management were 2.2 million and 19.1 million for risk-based and ASO products, respectively. For the year ended December 31, 2007, revenue for Radiology Benefits Management was $118.2 million and $52.0 million for risk-based and ASO products, respectively.

        Specialty Pharmaceutical Management.    The Company's Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) distributing specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. The Company's Specialty Pharmaceutical Management segment had contracts with 30 health plans as of December 31, 2007.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Acquisition of National Imaging Associates

        On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held RBM firm, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly-owned subsidiary. The Company reports the results of operations of NIA in the Radiology Benefits Management segment. For further discussion, see Note 3—"Acquisitions and Joint Ventures" to the consolidated financial statements set forth elsewhere herein.

Acquisition of ICORE Healthcare, LLC

        On July 31, 2006, the Company acquired all of the outstanding units of membership interest of ICORE, a specialty pharmaceutical management company, and ICORE became a wholly-owned subsidiary. The Company reports the results of operations of ICORE in the Specialty Pharmaceutical Management segment. For further discussion, see Note 3—"Acquisitions and Joint Ventures" to the consolidated financial statements set forth elsewhere herein.

        The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE's management team, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment") on the third anniversary of the closing, subject to any indemnity claims Magellan may have under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the "Working Capital Payments"), which was $18.2 million of which $17.8 million was paid during 2007 with the remainder paid in January 2008; and (v) a potential earn-out of up to $75 million (the "Earn-Out"), provided the unitholders do not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $18.2 million of Working Capital Payments were recorded as purchase price. The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period. The $24 million in restricted stock paid at the closing was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing. The Deferred Payment and the remaining estimated Working Capital Payments are included in Deferred Credits and Other Long-Term Liabilities and in Accrued Liabilities, respectively, on the Company's accompanying consolidated balance sheets as of December 31, 2006 and 2007. The Earn-Out has two parts: (i) up to $25 million based on earnings for the 18 month period ended December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The Earn-Out, if earned, is payable 33 percent in cash and 67 percent in Magellan restricted stock that vests over two years after issuance. Any Earn-Out will be recognized as compensation expense over the applicable period that it is earned, because in order for potential recipients to receive any Earn-Out consideration, they must be employed by the Company at the time such consideration is distributed. The unitholders did not earn any of the potential Earn-Out of $25 million for the 18 month period ended December 31, 2007, nor has any amount of Earn-Out pertaining to 2008 been accrued as of December 31, 2007.

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

        Stock Compensation.    Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under this transition method, stock compensation expense for the years ended December 31, 2006 and 2007 includes compensation expense for all stock compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock compensation expense for all stock compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

        The Company estimates the fair value of substantially all stock options using the Black-Scholes-Merton option pricing model that employs certain factors including expected volatility of stock price, expected life of the option, risk-free interest rate and expected dividend yield. For the year ended December 31, 2006, management determined that volatility based on actively traded equities of companies that are similar to the Company was a better indicator of expected volatility and future stock price trends than historical Company volatility, due to the lack of sufficient history of the Company subsequent to the Company's emergence from bankruptcy. For the year ended December 31, 2007, such volatility was based on the historical volatility of the Company's stock price.

        The expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

        SFAS 123R also requires the Company to recognize compensation expense for only the portion of options, restricted stock or restricted stock units that are expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company's estimated forfeiture rate for the years ended December 31, 2006 and 2007 is three percent and two percent, respectively. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $1.8 billion, $1.6 billion and $1.9 billion for the years ended December 31, 2005, 2006 and 2007, respectively.

        Cost-Plus Contracts.    The Company has certain cost-plus contracts with customers in which the Company recognizes revenue as costs are incurred and as services are performed. Revenues from cost-plus contracts approximated $31.1 million, $32.3 million and $30.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        Block Grant Revenues.    The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $40.6 million for the year ended December 31, 2007.

        Distribution Revenue.    The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete: the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may not return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $46.3 million and $160.6 million for the years ended December 31, 2006 and 2007, respectively.

        Performance-based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $14.5 million, $16.4 million and $10.4 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        Cost of Care, Medical Claims Payable and Other Medical Liabilities.    Cost of care is recognized in the period in which members receive managed healthcare services. In addition to actual benefits paid, cost of care includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and IBNR related to the Company's managed healthcare businesses.

        Such liabilities are determined employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice.

        The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models and is further analyzed to create "completion factors" that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Factors that affect estimated completion factors include benefit changes, enrollment changes, shifts in product mix, seasonality influences, provider reimbursement changes, changes in claims inventory levels, the speed of claims processing, and changes in paid claim levels. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for any month with a completion factor that is less than 70 percent are generally not projected from historical completion and payment patterns; rather they are projected by estimating claims expense based on recent monthly estimated cost incurred per member per month times membership, taking into account seasonality influences, benefit changes and health care trend levels, collectively considered to be "trend factors."

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's income statement and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Claims payable and IBNR, beginning of period	$165,547	$164,013	$156,079
Cost of care:
Current year	1,204,051	1,087,053	1,416,700
Prior years	608	(5,973)	(7,597)

Total cost of care	1,204,659	1,081,080	1,409,103

Claim payments and transfers to other medical liabilities(1):
Current year	1,061,952	951,389	1,248,549
Prior years	144,241	137,625	131,284

Total claim payments and transfers to other medical liabilities	1,206,193	1,089,014	1,379,833

Claims payable and IBNR, end of period	164,013	156,079	185,349
Withhold receivables, end of period(2)	(13,786)	(20,319)	(22,683)

Medical claims payable, end of period	$150,227	$135,760	$162,666

    (1)
    For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company's statement of operations for such periods.

    (2)
    Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.

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

        Care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company's December 31, 2007 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
(3)%	$(30,000)	(3)%	$(28,500)
(2)%	(18,500)	(2)%	(18,500)
(1)%	(8,500)	(1)%	(9,500)
1%	8,500	1%	9,500
2%	18,500	2%	18,500
3%	30,000	3%	28,500

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

        Due to the existence of risk sharing provisions in certain customer contracts, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on cost of care.

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2007; however, actual claims payments may differ from established estimates.

        Other medical liabilities consist primarily of "reinvestment" payables under certain managed behavioral healthcare contracts with Medicaid customers and "profit share" payables under certain risk-based contracts. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to "reinvest" such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs. Under a contract with profit share provisions, if the cost of care is below certain specified levels, the Company will "share" the cost savings with the customer at the percentages set forth in the contract.

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

        Goodwill.    Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill has been allocated to the Company's segments as follows (in thousands):

	December 31,
	2006	2007
Health Plan	$127,242	$121,032
Radiology Benefits Management	104,863	104,549
Specialty Pharmaceutical Management	142,276	142,291

Total	$374,381	$367,872

        The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are reflected in the table below (in thousands):

	2006	2007
Balance as of beginning of period	$290,192	$374,381
Adjustment due to the realization of deferred tax assets(1)	(68,193)	—
Adjustment due to the reversal of valuation allowances(2)	(94,757)	(1,518)
Adoption of FIN 48(3)	—	(518)
Adjustment for tax contingency reversals(4)	—	(4,174)
Acquisition of NIA	104,863	(314)
Acquisition of ICORE	142,276	15

Balance as of end of period	$374,381	$367,872

    (1)
    During 2006, the Company recorded tax benefits from the utilization of deferred tax assets, inclusive of NOLs, that existed prior to the Company's emergence from bankruptcy on January 5, 2004. These tax benefits have been reflected as reductions of goodwill in accordance with SOP 90-7.

    (2)
    As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. Accordingly, valuation allowances for such deferred tax assets were reversed with a corresponding decrease to goodwill in accordance with SOP 90-7. A similar evaluation was made in 2007, resulting in a reversal of additional valuation allowances against goodwill.

    (3)
    The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded this decrease to goodwill.

    (4)
    During 2007, the statute of limitations expired with respect to the assessment of most state and local income taxes for the tax years ended September 30, 2003 and December 31, 2003, resulting in the reversal of tax contingencies recorded for these years. The tax benefits of these reversals (net of indirect tax benefits) have been reflected as reductions of goodwill in accordance with SOP 90-7.

        Income Taxes.    The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years ended prior to December 31, 2004, although the Company's federal net operating loss carryovers from such prior years remain subject to examination by the IRS.

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), as it applies to companies that have implemented the fresh start reporting provisions of SOP 90-7. The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

        The Company estimates that it has reportable federal NOLs as of December 31, 2007 of approximately $236.1 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        Historically, the Company's lack of a sufficient history of profitable operations created uncertainty as to the Company's ability to realize its deferred tax assets, inclusive of NOLs. Accordingly, as of December 31, 2005, the Company's valuation allowances were $167.2 million and covered substantially all of its deferred tax assets, net of tax liabilities.

        As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. As a result, the Company reversed $94.8 million of its deferred tax asset valuation allowance, which resulted in a reduction to goodwill. As of December 31, 2006, the Company's valuation allowance was $18.6 million, which mostly related to certain state NOLs and other state deferred tax assets. Similarly, the Company reversed $8.4 million of its deferred tax asset valuation allowance during 2007, of which $5.8 million reduced state deferred tax assets and $1.5 million reduced goodwill. The remaining $1.1 million pertained to deferred tax assets created after the Company's reorganization in 2004 and thus was reversed against the current year tax expense. As of December 31, 2007, the Company's valuation allowance was $10.2 million, which primarily relates to certain state NOLs and other state deferred tax assets.

        The Company considered a number of factors in its decision to reverse these valuation allowances, including its anticipated level of profitability in the future and its historical profitability. The amount of the deferred tax asset considered realizable and the decision to reverse the valuation allowance required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $5.8 million in its liability for unrecognized tax benefits and a net decrease of $6.0 million to its deferred tax assets, which were recorded as a reduction to retained earnings of $12.3 million and a decrease to goodwill of $0.5 million.

        As of January 1, 2007 and December 31, 2007, $92.1 million and $118.7 million, respectively, of unrecognized tax benefits were included in deferred credits and other long-term liabilities, with the remainder reducing deferred tax assets. If these unrecognized tax benefits had been realized as of January 1, 2007 and December 31, 2007, $22.2 million and $22.7 million, respectively, would have impacted the effective tax rate.

        Included in the balance of unrecognized tax benefits recorded at December 31, 2007 is a $5.5 million liability for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but could result in the acceleration of cash payments and/or reduction to the NOL carryforwards with respect to the earlier period.

        With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years ended prior to December 31, 2004. As a result of state and local statutes which lapsed during 2007, the Company reduced its unrecognized tax benefits by $5.9 million in the current year. Because these closed tax years were for periods preceding the Company's reorganization, $4.2 million of such reversal was recorded as a reduction to goodwill and the remaining $1.7 million as a reduction to deferred tax assets. Further, the statute of limitations regarding the assessment of most state and local income taxes for the year ended December 31, 2004 will expire during 2008. The Company anticipates that up to $5.4 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2007 could be reversed during 2008 as a result of state statute expirations. All such reversals would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs. Additionally, because such lapsed statutes would be for years following the Company's reorganization, such reversals (net of the related indirect tax benefits) would be recorded as reductions to income tax expense.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, income taxes and minority interest ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant. See Note 12—"Business Segment Information" to the consolidated financial statements set forth elsewhere herein. The Company's segments are defined above.

        The table below summarizes, for the periods indicated, operating results by business segment (in thousands):

	Health Plan	Employer	Public Sector	Corporate and Other	Consolidated
Year Ended December 31, 2005
Net revenue	$907,796	$127,090	$773,117	$—	$1,808,003
Cost of care	(501,831)	(30,256)	(672,572)	—	(1,204,659)
Direct service costs	(163,026)	(64,660)	(29,812)	—	(257,498)
Other operating expenses	—	—	—	(120,035)	(120,035)
Equity in earnings of unconsolidated subsidiaries	4,350	—	—	—	4,350
Stock compensation expense(1)	519	108	337	14,843	15,807

Segment profit (loss)	$247,808	$32,282	$71,070	$(105,192)	$245,968

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2006
Net revenue	$656,022	$128,746	$808,657	$41,617	$55,228	$—	$1,690,270
Cost of care	(363,121)	(28,945)	(689,014)	—	—	—	(1,081,080)
Cost of goods sold	—	—	—	—	(41,809)	—	(41,809)
Direct service costs	(105,981)	(67,723)	(36,321)	(40,136)	(7,437)	—	(257,598)
Other operating expenses	—	—	—	—	—	(127,880)	(127,880)
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	—	390
Stock compensation expense(1)	1,313	282	647	3,739	3,577	24,433	33,991

Segment profit (loss)	$188,623	$32,360	$83,969	$5,220	$9,559	$(103,447)	$216,284

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2007
Net revenue	$658,384	$126,149	$1,020,839	$170,240	$180,341	$—	$2,155,953
Cost of care	(365,144)	(27,181)	(902,594)	(114,184)	—	—	(1,409,103)
Cost of goods sold	—	—	—	—	(149,585)	—	(149,585)
Direct service costs	(99,516)	(64,284)	(51,922)	(48,841)	(21,529)	—	(286,092)
Other operating expenses	—	—	—	—	—	(117,911)	(117,911)
Stock compensation expense(1)	1,837	440	1,172	1,708	8,769	16,068	29,994

Segment profit (loss)	$195,561	$35,124	$67,495	$8,923	$17,996	$(101,843)	$223,256

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit as calculated in the table above to consolidated income from continuing operations before income taxes and minority interest for the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007
Segment Profit	$245,968	$216,284	$223,256
Stock compensation expense	(15,807)	(33,991)	(29,994)
Depreciation and amortization	(49,088)	(48,862)	(57,524)
Interest expense	(44,005)	(7,292)	(6,386)
Interest income	17,464	17,628	23,836
Gain on sale of assets	56,367	5,148	—
Special benefits	556	—	—

Income from continuing operations before income taxes and minority interest	$211,455	$148,915	$153,188

Year ended December 31, 2007 ("2007") compared to the year ended December 31, 2006 ("2006")

Health Plan

Net Revenue

        Net revenue related to Health Plan increased by 0.4 percent or $2.4 million from 2006 to 2007. The increase in revenue is mainly due to revenue from new contracts implemented after (or during) 2006 of $43.1 million, favorable rate changes of $22.7 million, and increased membership from existing customers of $17.1 million, which increases were partially offset by terminated contracts of $73.3 million, revenue in 2006 of $6.2 million related to one-time transitional activities associated with a terminated contract and other net unfavorable decreases of $1.0 million.

Cost of Care

        Cost of care increased by 0.6 percent or $2.0 million from 2006 to 2007. The increase in cost of care is primarily due to care from new contracts implemented after (or during) 2006 of $30.6 million, favorable contractual settlements affecting cost of care in 2006 of $5.1 million, increased membership from existing customers of $8.1 million, favorable prior period medical claims development recorded in 2006 of $3.8 million, and care trends and other net unfavorable variances of $5.5 million, which increases were partially offset by terminated contracts of $41.6 million, favorable prior period medical claims development recorded in 2007 of $5.9 million, and favorable medical claims development for 2006 which was recorded in 2007 of $3.6 million. Cost of care as a percentage of risk revenue (including EAP revenue) decreased from 69.1 percent in 2006 to 68.7 percent in 2007, mainly due to the impact of rate changes exceeding care trends partially offset by the favorable contractual settlements in the prior year. For further discussion of Health Plan care trends, see "Outlook—Results of Operations" below.

Direct Service Costs

        Direct service costs decreased by 6.1 percent or $6.5 million from 2006 to 2007 primarily due to terminated contracts. Direct service costs decreased as a percentage of revenue from 16.2 percent in 2006 to 15.1 percent in 2007, mainly due to favorable rate changes and business mix.

Equity in Earnings of Unconsolidated Subsidiaries

        The Company recorded $0.4 million of equity in earnings of unconsolidated subsidiaries in 2006. The Company sold its equity interest in Royal effective February 2, 2006. Accordingly, 2007 does not include any results for Royal.

Employer

Net Revenue

        Net revenue related to Employer decreased by 2.0 percent or $2.6 million from 2006 to 2007. The decrease in revenue is mainly due to terminated contracts of $13.7 million, which decrease was partially offset by revenue from new contracts implemented after (or during) 2006 of $6.7 million, increased membership from existing customers of $2.3 million, and other net increases of $2.1 million.

Cost of Care

        Cost of care decreased by 6.1 percent or $1.8 million from 2006 to 2007. The decrease in cost of care is mainly due to terminated contracts of $3.1 million, favorable prior period medical claims development recorded in 2007 of $0.8 million, and favorable medical claims development for 2006 which was recorded in 2007 of $0.8 million, which decreases were partially offset by care associated with new customers of $1.5 million, favorable prior period medical claims development recorded in 2006 of $0.7 million, care costs related to increased membership from existing customers of $0.5 million, and care trends and other net increases of $0.2 million. Cost of care decreased as a percentage of risk revenue (including EAP revenue) from 25.8 percent in 2006 to 24.9 percent in the 2007, mainly due to the net favorable impact of out-of-period medical claims development.

Direct Service Costs

        Direct service costs decreased by 5.1 percent or $3.4 million from 2006 to 2007. The decrease is primarily due to expenses related to services and support required for Hurricane Katrina victims and related activities in 2006. Direct service costs deceased as a percentage of revenue from 52.6 percent for 2006 to 51.0 percent in 2007 mainly due to the decrease in costs associated with Hurricane Katrina activities and to business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 26.2 percent or $212.2 million from 2006 to 2007. This increase is primarily due to revenue from new contracts implemented after (or during) 2006 of $294.8 million, favorable rate changes of $21.1 million, and membership increases from existing customers of $10.4 million, which increases were partially offset by a net loss of membership in connection with the Middle Grand Region of TennCare of $101.0 million, favorable prior period adjustments mainly related to membership recorded in 2006 of $10.2 million, and other net unfavorable variances of $2.9 million.

Cost of Care

        Cost of care increased by 31.0 percent or $213.6 million from 2006 to 2007. This increase is primarily due to care associated with new contracts implemented after (or during) 2006 of $268.7 million (including Maricopa Contract implementation costs of $4.1 million), membership increases from existing customers of $9.1 million, care associated with rate changes for contracts that have minimum cost of care requirements of $8.3 million, favorable prior period medical claims development which was recorded in 2006 of $1.5 million, and care trends and other net variances of $18.8 million, which increases were partially offset by the net loss of membership in connection with the Middle Grand Region of TennCare of $83.3 million, prior period membership adjustments recorded in 2006 of $7.6 million, favorable medical claims development for 2006 which was recorded in 2007 of $1.0 million and favorable prior period medical claims development recorded in 2007 of $0.9 million. Cost of care increased as a percentage of risk revenue from 85.8 percent in 2006 to 88.8 percent in 2007.

Direct Service Costs

        Direct service costs increased by 43.0 percent or $15.6 million from 2006 to 2007. The increase in direct service costs is primarily due to costs associated with new business, inclusive of one-time implementation costs related to new contracts. As a percentage of revenue, direct service costs increased from 4.5 percent in 2006 to 5.1 percent in 2007, primarily due to one-time implementation costs related to new contracts and business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to the Radiology Benefits Management segment increased by 309.1 percent or $128.6 million from 2006 to 2007. This increase is primarily due to revenue from new customers implemented in 2007 of $62.7 million, increased revenue due to the conversion of an ASO contract to a risk contract of $61.0 million, increased membership from existing customers of $1.7 million, and the inclusion of only eleven months of operating results in 2006 due to the closing of the acquisition of NIA on January 31, 2006, which increases were partially offset by terminated contracts.

Cost of Care

        Cost of care related to Radiology Benefits Management was $114.2 million for 2007 from the Company's risk-based contracts. In 2006, Radiology Benefits Management did not have any risk-based contracts. Cost of care as a percentage of risk revenue was 96.6 percent in 2007.

Direct Service Costs

        Direct service costs increased 21.7 percent or $8.7 million from 2006 to 2007. This increase is primarily attributed to the inclusion of only eleven months of operating results in 2006 and to costs associated with new contracts implemented in 2007. As a percentage of revenue, direct service costs decreased from 96.4 percent in 2006 to 28.7 percent in 2007, mainly due to the implementation of two new risk contracts in 2007.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to the Specialty Pharmaceutical Management segment increased 226.5 percent or $125.1 million from 2006 to 2007. This increase is primarily attributed to the inclusion of only five months of operating results in 2006 due to the closing of the acquisition of ICORE on July 31, 2006. Other factors resulting in increased net revenue relate to revenue from new customers implemented in 2007 of $37.7 million and net increased revenue from existing customers of $10.4 million.

Cost of Goods Sold

        Cost of goods sold increased 257.8 percent or $107.8 million from 2006 to 2007. This increase is primarily attributed to the inclusion of only five months of operating results in 2006 due to the closing of the acquisition of ICORE on July 31, 2006. Other factors resulting in increased cost of goods sold relate to cost of goods sold from new customers and increased sales from existing customers of $36.0 million and $7.9 million, respectively. As a percentage of the portion of net revenue that relates to distribution revenue, cost of goods sold increased from 90.3 percent in 2006 to 92.9 percent in 2007, mainly due to new business having higher cost of goods sold ratios than historic business and the mix of pharmaceuticals distributed in 2007 having higher cost of goods sold ratios than the mix of pharmaceuticals distributed in 2006.

Direct Service Costs

        Direct service costs increased by 189.5 percent or $14.1 million from 2006 to 2007. The acquisition of ICORE closed on July 31, 2006 and thus 2006 only included five months of operating results from this segment of the Company. As a percentage of revenue, direct service costs decreased from 13.5 percent in 2006 to 11.9 percent in 2007, mainly due to the segment's stock compensation expense not varying due to new business and same store growth.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment decreased by 7.8 percent or $10.0 million from 2006 to 2007, primarily due to lower stock compensation expense for this segment. As a percentage of total net revenue, other operating expenses decreased from 7.6 percent for 2006 to 5.5 percent for 2007 primarily due to the leveraging of corporate functions in connection with the acquisitions of NIA and ICORE, lower stock compensation expense for this segment and the new contracts implemented after (or during) 2006.

Depreciation and Amortization

        Depreciation and amortization expense increased by 17.7 percent or $8.7 million from 2006 to 2007, primarily due to asset additions, inclusive of assets related to the Maricopa County contract and the full year impact of the acquisitions of NIA and ICORE.

Interest Expense

        Interest expense decreased by 12.4 percent or $0.9 million from 2006 to 2007, mainly due to reductions in outstanding debt balances as a result of scheduled payments.

Interest Income

        Interest income increased by 35.2 percent or $6.2 million from 2006 to 2007, mainly due to an increase in average invested balances.

Other Items

        A gain on the disposition of assets of $5.1 million was recognized in 2006 mainly as a result of the Company's sale of its equity interest in Royal.

Income Taxes

        The Company's effective income tax rate was 42.1 percent in 2006 and 38.3 percent in 2007. The 2006 and 2007 effective income tax rates differ from the federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income. The effective income tax rate in 2007 is lower than the prior year mainly due to the inclusion in 2006 of tax provision for certain tax contingencies related to executive compensation expense, as well as the reversal in 2007 of a portion of such tax contingency reserves.

2006 compared to the year ended December 31, 2005 ("2005")

Health Plan

Net Revenue

        Net revenue related to Health Plan decreased by 27.7 percent or $251.8 million from 2005 to 2006. The decrease in revenue is mainly due to terminated contracts of $326.3 million (with such amount being net of $6.2 million of transitional revenue), which decrease was partially offset by new business of $43.2 million, increased membership from existing contracts of $25.3 million, and other net increases of $6.0 million.

Cost of Care

        Cost of care decreased by 27.6 percent or $138.7 million from 2005 to 2006. The decrease in cost of care is primarily due to terminated contracts of $198.7 million, favorable contractual settlements affecting cost of care in 2006 of $5.1 million, favorable prior period medical claims development recorded in 2006 of $3.8 million, favorable medical claims development for 2005 which was recorded in 2006 of $3.0 million, and unfavorable prior period medical claims development recorded in 2005 of $1.1 million, which decreases were partially offset by new risk business of $38.0 million, increased membership from existing customers of $13.4 million, and care trends, change in mix of products and other net increases of $21.6 million. Cost of care as a percentage of risk revenue (including EAP revenue) of 69.1 percent in 2006 is consistent with 2005.

Direct Service Costs

        Direct service costs decreased by 35.0 percent or $57.0 million from 2005 to 2006. The decrease in direct service costs is primarily due to terminated contracts and cost-cutting and operating efficiency efforts by the Company. Direct service costs decreased as a percentage of revenue from 18.0 percent in 2005 to 16.2 percent in 2006, mainly due to the cost-cutting and operating efficiency efforts of the Company.

Equity in Earnings of Unconsolidated Subsidiaries

        The Company recorded approximately $4.4 million and $0.4 million of equity in earnings of unconsolidated subsidiaries in 2005 and 2006, respectively. The Company sold its equity interest in Royal effective February 2, 2006, accordingly, 2006 includes only one month of earnings in equity of Royal.

Employer

Net Revenue

        Net revenue related to Employer increased by 1.3 percent or $1.7 million from 2005 to 2006. The increase in revenue is mainly due to increased membership from existing customers of $3.5 million, revenue from new customers of $2.0 million, increased revenue related to services and support required for Hurricane Katrina victims and related activities of $1.5 million, and other net favorable increases of $4.5 million, which increases were partially offset by terminated contracts of $9.8 million.

Cost of Care

        Cost of care decreased by 4.3 percent or $1.3 million from 2005 to 2006. The decrease in cost of care is mainly due to terminated contracts of $2.0 million and favorable prior period medical claims development recorded in 2006 of $0.7 million, which decreases were partially offset by care trends and other net increases of $1.4 million. Cost of care decreased as a percentage of risk revenue (including EAP revenue) from 27.2 percent in 2005 to 25.8 percent in the 2006, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs increased by 4.7 percent or $3.1 million from 2005 to 2006. The increase is primarily due to expense related to services and support required for Hurricane Katrina victims and related activities in 2006, which also caused direct service costs to increase as a percentage of revenue from 50.9 percent for 2005 to 52.6 percent in 2006.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 4.6 percent or $35.5 million from 2005 to 2006. This increase is primarily due to favorable rate changes of $32.5 million, new business of $17.9 million, retrospective adjustments mainly related to membership recorded in 2006 of $10.2 million, and other net favorable variances of $4.1 million, which increases were partially offset by net membership decreases of $14.6 million (mainly related to TennCare disenrollment that occurred in late 2005), contract changes of $11.6 million, and terminated contracts of $3.0 million.

Cost of Care

        Cost of care increased by 2.4 percent or $16.4 million from 2005 to 2006. This increase is primarily due to care associated with rate changes for contracts that have minimum cost of care requirements of $20.5 million, new business of $15.2 million, retrospective membership adjustments recorded in 2006 of $7.6 million, care associated with a 2005 change in estimate related to a potential contractual liability of $2.8 million, and care trends and other net increases of $24.7 million, which increases were partially offset by a reduction in care associated with contract changes that eliminated minimum care requirements of $36.3 million, decreases in membership of $14.2 million, terminated contracts of $2.4 million, and favorable prior period medical claims development recorded in 2006 of $1.5 million. Cost of care decreased as a percentage of risk revenue from 87.5 percent in 2005 to 85.8 percent in 2006 mainly due to contract changes and rate increases in excess of care trend.

Direct Service Costs

        Direct service costs increased by 21.8 percent or $6.5 million from 2005 to 2006. The increase in direct service costs was primarily due to costs associated with new business and inflationary cost increases. As a percentage of revenue, direct service costs increased from 3.9 percent in 2005 to 4.5 percent in 2006, primarily due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to the Radiology Benefits Management segment was $41.6 million for 2006. As discussed above, the acquisition of NIA closed on January 31, 2006 and thus 2006 includes eleven months of operating results and 2005 does not include any operating results for this segment of the Company.

Direct Service Costs

        Direct service costs were $40.1 million for 2006. As a percentage of revenue, direct service costs were 96.4 percent.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to the Specialty Pharmaceutical Management segment was $55.2 million for 2006. As discussed above, the acquisition of ICORE closed on July 31, 2006 and thus 2006 includes five months of operating results and 2005 does not include any operating results for this segment of the Company.

Cost of Goods Sold

        Cost of goods sold was $41.8 million for 2006. As a percentage of the portion of net revenue that relates to distribution revenue, cost of goods sold was 90.3 percent.

Direct Service Costs

        Direct service costs were $7.4 million for 2006. As a percentage of revenue, direct service costs were 13.5 percent.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 6.5 percent or $7.8 million from 2005 to 2006. The increase resulted primarily from higher stock compensation expense of $9.6 million, corporate costs related to the addition of the radiology benefits management business, and inflationary increases, with such increases partially offset by efficiency improvements and terminated contracts. As a percentage of total net revenue, other operating expenses increased from 6.6 percent for 2005 to 7.6 percent for 2006 primarily due to the reduction in revenue from lost business and the impact of higher stock compensation expense.

Depreciation and Amortization

        Depreciation and amortization expense decreased by 0.5 percent or $0.2 million from 2005 to 2006, primarily due to intangible assets related to the Aetna contract being fully amortized at December 31, 2005, which decrease was partially offset by asset additions, inclusive of assets related to the acquisitions of NIA and ICORE.

Interest Expense

        Interest expense decreased by 83.4 percent or $36.7 million from 2005 to 2006, mainly due to the redemption of the 9.375% Senior Notes due 2008 ("Senior Notes") and the Aetna Notes in the fourth quarter of 2005, inclusive of $11.3 million in premiums related to the prepayment of the Senior Notes.

Interest Income

        Interest income increased by 0.9 percent or $0.2 million from 2005 to 2006, mainly due to an increase in yields on investments and an increase in cash provided by operating activities, partially offset by a decrease in investments due to cash utilized in the redemption of Senior Notes in the fourth quarter of 2005 and the acquisitions of NIA and ICORE in 2006.

Other Items

        A gain on the disposition of Aetna Assets of $56.4 million was recorded in 2005. A gain on the disposition of assets of $5.1 million was recognized in 2006 mainly as a result of the Company's sale of its equity interest in Royal.

        The Company recorded special benefits of $0.6 million in 2005 relating to the reversal of lease run-out costs accrued in 2004, for which a buyout was negotiated in 2005.

Income Taxes

        The Company's effective income tax rate was 39.0 percent and 42.1 percent in 2005 and 2006, respectively. The 2005 and 2006 effective income tax rates differ from the federal statutory income tax rates primarily due to state income taxes and permanent differences between book and tax income. The effective income tax rate in 2006 is higher than the prior year mainly due to the inclusion in 2006 of tax provision for certain contingencies related to executive compensation expense.

Discontinued Operations

        2005 income from discontinued operations is primarily attributable to the collection of approximately $1.0 million in Medicare costs report settlements and the collection of $0.6 million related to a profit sharing arrangement associated with a loss reserve transfer.

Outlook—Results of Operations

        The Company's Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 1A—"Risk Factors" as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general) and (vi) changes in estimates regarding medical costs and IBNR.

        A portion of the Company's business is subject to rising care costs due to an increase in the number and frequency of covered members seeking behavioral healthcare or radiology services, and higher costs per inpatient day or outpatient visit for behavioral services, and higher costs per scan for radiology services. Many of these factors are beyond the Company's control. Future results of operations will be heavily dependent on management's ability to obtain customer rate increases that are consistent with care cost increases and/or to reduce operating expenses.

        As relates to the managed behavioral healthcare business, the Company is a market leader in a mature market with many viable competitors. The Company is continuing its attempts to grow its business in the managed behavioral healthcare industry through aggressive marketing and development of new products; however, due to the maturity of the market, the Company believes that the ability to grow its current business lines may be limited. In addition, as previously discussed, substantially all of the Company's Health Plan segment revenues are derived from Blue Cross Blue Shield health plans and other managed care companies, health insurers and health plans. Certain of the managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and to instead manage the behavioral healthcare services directly for their subscribers.

        The Company believes that it will be able to expand its revenues from its Radiology Benefits Management and Specialty Pharmaceutical Management segments. In particular, the Company has been expanding into a risk-based RBM product and has entered into its first two risk-based contracts in 2007.

        Care Trends.    The Company expects that the Health Plan care trend factor for 2008 will be 5 to 7 percent, the Public Sector care trend factor for 2008 will be 3 to 5 percent and the Radiology Benefits Management care trend for 2008 will be 12 to 15 percent.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement as of December 31, 2007, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2007 compared to 2006

        Operating Activities.    The Company's net cash provided by operating activities for 2006 and 2007 totaled $197.0 million and $194.6 million, respectively. The $2.4 million decrease in operating cash flows from 2006 to 2007 is primarily due to the funding of restricted cash associated with the Company's regulated entities of $54.5 million, with the majority associated with the Maricopa Contract, and other net unfavorable variances of $1.7 million. Partially offsetting these items is the build-up of medical claims payable and other liabilities of $22.6 million associated with the new risk-based radiology contracts, lower current year payments associated with claims run-out for terminated contracts, with 2006 and 2007 run-out payments of $26.8 million and $8.8 million, respectively, and the increase in segment profit and interest income of $7.0 million and $6.2 million, respectively, from 2006 to 2007.

        During the current year period, the Company's restricted cash increased $111.7 million, with $54.5 million of this increase due to the funding associated with regulated entities as previously discussed. In addition, $42.2 million of the increase in restricted cash is offset by changes in other assets and liabilities, primarily medical claims payable and other medical liabilities, thus having no impact on operating cash flows. The increase in restricted cash was also impacted by the shift of $15.0 million of the Company's restricted investments to restricted cash, which resulted in an operating cash flow use that is directly offset by an investing cash flow source. As such, this shift of investments did not impact the Company's total cash and investments.

        Investing Activities.    The Company utilized $25.5 million and $47.6 million during 2006 and 2007, respectively, for capital expenditures. During 2007, the Company incurred capital expenditures of $7.5 million associated with enhancements to the RBM infrastructure largely related to the implementation of systems to support risk-based contracts, which is an increase of $5.3 million from 2006. In addition, during 2007 the Company incurred capital expenditures of $15.0 million associated with the start-up and implementation of the Maricopa Contract. The remainder of the capital expenditures for the current year period and the majority of capital expenditures for the prior year period related to management information systems and related equipment.

        During 2006, the Company received proceeds of $22.2 million related to the sale of assets, with $20.5 million in proceeds attributable to the sale of its investment in Royal Healthcare, an unconsolidated subsidiary, and $1.7 million in proceeds related to the sale of Aetna assets.

        During 2006, the Company received net cash of $184.6 million from the net maturity of "available-for-sale" investments, a portion of which was utilized to fund the Company's acquisitions of NIA and ICORE on January 31, 2006 and July 31, 2006, respectively. During 2007, the Company received net cash of $0.7 million from the net maturity of "available-for-sale" investments. The Company's investments consist of U.S. government and agency securities, obligations of government-sponsored enterprises, corporate debt securities, money market funds and certificates of deposit.

        During 2006, the Company used net cash of $120.8 million and $162.2 million related to the acquisitions of NIA and ICORE, respectively. During 2007, the Company made Working Capital Payments of $17.8 million under the ICORE agreement.

        During 2006, the Company received proceeds of $3.0 million related to a previously outstanding note receivable.

        Financing Activities.    During 2006, the Company repaid $25.0 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $0.2 million. In addition, the Company received proceeds of $9.6 million from the exercise of stock options and warrants.

        During 2007, the Company repaid $25.0 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $2.9 million. In addition, the Company received proceeds of $32.4 million from the exercise of stock options and warrants and obtained a tax benefit of $14.4 million from the exercise of stock options.

2006 compared to 2005

        Operating Activities.    The Company's net cash provided by operating activities for 2005 and 2006 totaled $188.0 million and $197.0 million, respectively. The $9.0 million increase in operating cash flows from 2005 to 2006 is primarily due to the favorable timing of cash flows related to Public Sector regulated entities of $46.5 million (comprised of 2005 unfavorable and 2006 favorable cash flows of $(23.3) million and $23.2 million, respectively), lower year over year interest payments of $40.2 million and other net favorable variances of $0.4 million. These favorable variances were partially offset by unfavorable cash flows attributable to the decrease in segment profit between periods of $29.7 million, payments of $26.8 million in 2006 associated with claims run-out for terminated contracts, and the funding of restricted cash of $21.6 million related to new regulatory and contractual requirements within Health Plan.

        Investing Activities.    The Company utilized $22.2 million and $25.5 million during 2005 and 2006, respectively, for capital expenditures. The majority of capital expenditures for both periods related to management information systems and related equipment.

        The Company received net proceeds of $55.8 million and $1.7 million during 2005 and 2006, respectively, related to the disposition of the Aetna Assets. In addition, the Company received proceeds of $20.5 million during 2006 related to the sale of its investment in Royal.

        The Company received net cash of $109.3 million and $184.6 million from the net maturity of "available-for-sale" investments during 2005 and 2006, respectively. A portion of the net investment proceeds were utilized to fund the NIA and ICORE acquisitions. The Company's investments consist of U.S. government and agency securities, obligations of government-sponsored enterprises, corporate debt securities and certificates of deposit.

        During 2006, the Company used net cash of $120.8 million related to the acquisition of NIA on January 31, 2006 and $162.2 million related to the acquisition of ICORE on July 31, 2006.

        The Company received proceeds of $7.0 million and $3.0 million during 2005 and 2006, respectively, related to the settlement of a note receivable with Mentor. The note was fully paid in June 2006.

        Financing Activities.    During 2005, the Company redeemed its outstanding Senior Notes of $240.6 million using available unrestricted cash and investments. The transaction, which closed on November 30, 2005, included required prepayment premiums of $11.3 million. In addition, the Company repaid $22.5 million of its Term Loan Facility, repaid the Aetna Note of $48.9 million, and paid $3.8 million of capital lease obligations. The Company received $13.3 million from the exercise of stock options and warrants.

        During 2006, the Company repaid $25.0 million of its Term Loan Facility and paid $0.2 million of capital lease obligations. In addition, the Company received $9.6 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

        Credit Agreement.    The Credit Agreement provides for a Term Loan Facility, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $50.0 million. As of December 31, 2007, the Company had $12.5 million outstanding under the Term Loan Facility. Borrowings under the Credit Agreement will mature on August 15, 2008 and quarterly principal payments are required on the Term Loan Facility. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of December 31, 2007, the Company had issued letters of credit in the amount of $47.8 million, resulting in unutilized commitments under the Credit-Linked Facility of $2.2 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        On April 25, 2006 and July 24, 2006 the annual interest rate on borrowings was reduced to reflect upgrades in the Company's credit ratings. As a result, the annual interest rate on borrowings under the Term Loan Facility fluctuates at a rate equal to the sum of (i) a borrowing margin of 1.75 plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. As of December 31, 2007, all loans under the Term Loan Facility were U.S. dollar denominated loans at a borrowing rate of 6.74 percent. The commitment fee on the Credit-Linked Facility is equal to the sum of 1.75 percent plus an additional amount that is based on the administrative costs and term of the Credit-Linked Facility. As of December 31, 2007, the commitment fee on the Credit-Linked Facility was 1.87 percent.

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

        Although the Revolving Loan Facility and Credit-Linked Facility expire on August 31, 2008, the Company believes it will be able to refinance to obtain new facilities or, if not, to use cash on hand to fund letters of credit and other liquidity needs.

        Liquidity.    During the year ending December 31, 2008, the Company expects to pay its current obligations as noted in the commitments table reflected below, and fund its capital expenditures with cash from operations. The Company estimates that its capital expenditures will be approximately $30 million to $40 million in the year ending December 31, 2008. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan Facility for its operations, capital needs, or debt service in the year ending December 31, 2008.

        The following table sets forth the future financial commitments of the Company as of the December 31, 2007 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$12,500	$12,500	$—	$—	$—
Interest on long-term debt(2)	1,504	1,504	—	—	—
ICORE acquisition payments(3)	29,224	425	28,799	—	—
Capital lease obligations	1,469	1,469	—	—	—
Operating leases(4)	68,577	21,292	40,831	5,782	672
Purchase commitments(5)	9,796	9,796	—	—	—
FIN 48 liabilities(6)	121,040	—	—	—	—

	$244,110	$46,986	$69,630	$5,782	$672

(1)
Long-term debt amounts in the table above reflect future obligations under the Credit Agreement.

(2)
Interest payments have been estimated based upon current interest rates, and include commitment fees associated with certain borrowings under the Credit Agreement.

(3)
Scheduled ICORE acquisition payments include Working Capital Payments, the Deferred Payment, and accrued interest related to the Deferred Payment. The scheduled contractual obligations do not include any payments related to the potential Earn-Out provisions of the ICORE acquisition agreement, which has been discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Overview."

(4)
Operating lease obligations include estimated future lease payments for both open and closed offices.

(5)
Purchase commitments includes open purchase orders as of December 31, 2007 relating to ongoing capital expenditure and operational activities, as well as arrangements with outside consultants for ongoing services which will be performed throughout the year ending December 31, 2008 and beyond.

(6)
The Company is unable to make a reasonably reliable estimate of the period of the cash settlement with the respective taxing authorities for the $121.0 million balance of its gross unrecognized tax benefits. See further discussion in Note 8—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

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

        Net Operating Loss Carryforwards.    The Company estimates that it has reportable federal NOLs as of December 31, 2007 of approximately $236.1 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        Historically, the Company's lack of a sufficient history of profitable operations created uncertainty as to the Company's ability to realize its deferred tax assets, inclusive of NOLs. Accordingly, as of December 31, 2005, the Company's valuation allowances were $167.2 million and covered substantially all of its deferred tax assets, net of tax liabilities.

        As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. As a result, the Company reversed $94.8 million of its deferred tax asset valuation allowance, which resulted in a reduction to goodwill. As of December 31, 2006, the Company's valuation allowance was $18.6 million, which mostly related to certain state NOLs and other state deferred tax assets. Similarly, the Company reversed $8.4 million of its deferred tax asset valuation allowance during 2007, of which $5.8 million reduced state deferred tax assets and $1.5 million reduced goodwill. The remaining $1.1 million pertained to deferred tax assets created after the Company's reorganization in 2004 and thus was reversed against the current year tax expense. As of

December 31, 2007, the Company's valuation allowance was $10.2 million, which primarily relates to certain state NOLs and other state deferred tax assets.

        The Company considered a number of factors in its decision to reverse these valuation allowances, including its anticipated level of profitability in the future and its historical profitability. The amount of the deferred tax asset considered realizable and the decision to reverse the valuation allowance required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of the Company's existing financial instruments on January 1, 2008 and has not determined whether or not the Company will elect this option for any eligible financial instruments the Company acquires in the future.

        In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)") and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how the Company accounts for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in the Company's year beginning January 1, 2009. The Company is currently evaluating the effects, if any, that SFAS 141(R) and SFAS 160 may have on the Company's consolidated financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the Company's investment balances, and the borrowing levels under the Credit Agreement as of December 31, 2007, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows. See "Risk Factors—Restrictive

Covenants in the Company's Debt Instruments," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Results of Operations," "—Outlook—Liquidity and Capital Resources" and Note 6—"Long-Term Debt and Capital Lease Obligations" to the consolidated financial statements set forth elsewhere herein for discussion of the Company's Credit Agreement and the interest rates there under.

Item 8.    Financial Statements and Supplementary Data

        Information with respect to this item is contained in the Company's consolidated financial statements set forth elsewhere herein and financial statement schedule indicated in the Index on Page F-1 of this Report on Form 10-K, and is included herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2007. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        In the fourth quarter ended December 31, 2007, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework."

        Based on this assessment, management has concluded that, as of December 31, 2007, internal control over financial reporting is effective based on these criteria.

        The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report dated February 26, 2008 appears on page 65 of this Form 10-K.

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited Magellan Health Services, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Health Services, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Magellan Health Services, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland February 26, 2008

Item 9B.    Other Information

        None.

PART III

        The information required by Items 10 through 14 is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Additional Information

  (a)
  Documents furnished as part of the Report:

1.
Financial Statements

        Information with respect to this item is contained on Pages F-1 to F-44 of this Report on Form 10-K.

2.
Financial Statement Schedule

        Information with respect to this item is contained on page S-1 of this Report on Form 10-K.

3.
Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated June 27, 2006, among Magellan Health Services, Inc., Green Spring Health Services Inc., Magellan Sub Co. II, Inc., and Icore Healthcare LLC, which was filed as Exhibit 2.1 to the Company's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.
2.2	Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, which was filed as Exhibit 2(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which was filed on August 19, 2003, and is incorporated herein by reference.
2.3	Disclosure Statement for the Debtors' Third Amended Joint Plan of Reorganization, which was filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which was filed on August 19, 2003, and is incorporated herein by reference.
2.4	Modifications to Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated September 25, 2003, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K, which was filed September 30, 2003, and is incorporated herein by reference.
2.5	Modifications to Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated October 8, 2003, which was filed as Exhibit 2.3 to the Company's current report on Form 8-K, which was filed October 9, 2003, and is incorporated herein by reference.
2.6	Confirmation of Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, as Modified, which was filed as Exhibit 2.4 to the Company's current report on Form 8-K, which was filed October 9, 2003, and is incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company, which was filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the period ended December 31, 2004, which was filed on March 30, 2004, and is incorporated herein by reference.
3.2	Bylaws of the Company, which were filed as Exhibit 3.1 to the Company's current report on Form 8-K, which was filed on November 5, 2004, and is incorporated herein by reference.

3.3	Amendments to Sections 2 and 3 of Article IV of the Company's Bylaws, adopted February 25, 2008, which were filed as Exhibit 3.2 to the Company's current report on Form 8-K, which was filed on February 25, 2008 and is incorporated herein by reference.
4.1	Credit Agreement, dated January 5, 2004, among the Company, various lenders listed therein and Deutsche Bank AG, New York Branch, as administrative agent, which was filed as Exhibit 2.2 to the Company's current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.
4.2	Indenture, dated as of January 5, 2004, between the Company and HSBC Bank USA, as trustee, relating to the 9 3/8% Series A Senior Notes due 2008 and the 9 3/8% Series B Senior Notes due 2008 of the Company, which was filed as Exhibit 2.3 to the Company's current report on Form 8-K, which was filed January 6, 2004 and is incorporated herein by reference.
4.3	Warrant Agreement, dated as of January 5, 2004, between the Company and Wachovia Bank, National Association, as Warrant Agent, which was filed as Exhibit 2.5 to the Company's current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.
4.4	Amendment No. 1 to the Warrant Agreement, dated as of January 7, 2004, between the Company and Wachovia Bank, National Association, as Warrant Agent, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed January 7, 2004, and is incorporated herein by reference.
4.5	Amended and Restated Warrant Agreement, dated as of January 5, 2004, between the Company and Wachovia Bank, National Association, as Warrant Agent, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed January 7, 2004, and is incorporated herein by reference.
4.6	Amendment to Credit Agreement, dated as of October 22, 2004, which was filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, which was filed on October 29, 2004, and is incorporated herein by reference.
*10.1	Employment Agreement, dated January 5, 2004, between the Company and Steven J. Shulman, Chairman and Chief Executive Officer of the Company, which was filed as Exhibit 2.11 to the Company's current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.
*10.2	Amendment to the January 5, 2004 Employment Agreement between the Company and Steven J. Shulman, Chairman and Chief Executive Officer of the Company, dated as of January 3, 2006, which was filed as Exhibit 10.5 to the Company's current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.
*10.3	Employment Agreement, dated January 5, 2004, between the Company and René Lerer, M.D, President and Chief Operating Officer of the Company, which was filed as Exhibit 2.12 to the Company's current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference
*10.4	Amendment to the January 5, 2004 Employment Agreement between the Company and Rene Lerer, M.D., President and Chief Operating Officer of the Company, dated as of January 3, 2006, which was filed as Exhibit 10.6 to the Company's current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.
*10.5	Employment Agreement, dated January 5, 2004, between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer of the Company, which was filed as Exhibit 2.13 to the Company's current report on Form 8-K/A, which was filed January 7, 2004, and is incorporated herein by reference.
*10.6	Amendment to the January 5, 2004 Employment Agreement between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer of the Company, dated as of January 3, 2006, which was filed as Exhibit 10.7 to the Company's current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.

*10.7	Employment Agreement, dated January 17, 2005, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary of the Company, which was filed as Exhibit 99.1 to the Company's current report on Form 8-K, which was filed on January 18, 2005, and is incorporated herein by reference.
*10.8	Employment Agreement, dated December 17, 2003, between the Company and Eric Reimer, Chief Growth Officer, which was filed as Exhibit 99.1 to the Company's current report on Form 8-K, which was filed on June 30, 2005, and is incorporated herein by reference.
*10.9	Amendment to Employment Agreement, dated December 17, 2003, between the Company and Eric Reimer, Chief Growth Officer, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K, which was filed on June 30, 2005, and is incorporated herein by reference.
*10.10	Letter Agreement, dated June 22, 2005, between the Company and Eric Reimer, Chief Growth Officer, which was filed as Exhibit 99.3 to the Company's current report on Form 8-K, which was filed on June 30, 2005, and is incorporated herein by reference.
*10.11	Magellan Health Services, Inc.—2003 Management Incentive Plan, effective as of January 5, 2004, which was filed as Exhibit 2.14 to the Company's current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.
*10.12	Magellan Health Services, Inc.—2005 Director Stock Compensation Plan, effective as of March 3, 2005, which was filed as Appendix B to the Company's definitive proxy statement, filed on April 18, 2005, and is incorporated herein by reference.
*10.13	Form of Stock Option Agreement, relating to options granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.14	Form of First Amendment to Stock Option Agreement, relating to options granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.
*10.15	Form of Notice of March 2005 Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.16	Form of Restricted Stock Agreement, relating to restricted shares granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.17	Form of Notice of March 2005 Restricted Stock Award, relating to restricted shares granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.18	First form of Notice of Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.5 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.19	First form of Notice of Amendment of Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan and dated as of January 3, 2006, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.

*10.20	Second form of Notice of Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.6 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.21	Second form of Notice of Amendment of Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan and dated as of January 3, 2006, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.
*10.22	Third form of Notice of Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.7 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.23	Third form of Notice of Amendment of Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan and dated as of January 3, 2006, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.
*10.24	Form of Notice of Restricted Stock Award, relating to restricted shares granted under the Company's 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene' Lerer, Chief Operating Officer of the Company and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.8 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.25	Notice of Restricted Stock Award, relating to restricted shares granted under the Company's 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, which was filed as Exhibit 10.9 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.26	Supplemental Accumulation Plan, adopted in 2002, which was filed as Exhibit 10.10 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.27	Form of Stock Option Agreement, relating to the 2006 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.
*10.28	Form of Notice of Stock Option Grant, pursuant to the 2006 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.
*10.29	Form of Restricted Stock Unit Agreement, pursuant to the 2006 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.
*10.30	Form of Notice of Restricted Stock Unit Award, pursuant to the 2006 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.

*10.31	Form of Restricted Stock and Stock Option Award Agreement, pursuant to the 2006 Director Equity Compensation Plan, which was filed as Exhibit 10.5 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.
*10.32	Magellan Health Services, Inc.—2006 Management Incentive Plan, effective as of May 16, 2006, which was filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.
*10.33	Magellan Health Services, Inc.—2006 Director Equity Compensation Plan, effective as of May 16, 2006, which was filed as Exhibit 10.2 to the Company's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.
*10.34	Magellan Health Services, Inc.—2006 Employee Stock Purchase Plan, effective as of May 16, 2006 which was filed as Exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.
*10.35	Amended and Restated Supplemental Accumulation Plan, effective as of January 1, 2005, which was filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.
*10.36	Amendment to Employment Agreement, dated July 28, 2006, between the Company and Jeffrey N. West, Senior Vice President and Controller of the Company, which was filed as Exhibit 10.2 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.
*10.37	Amendment to Employment Agreement, dated July 28, 2006, between the Company and Eric Reimer, Chief Growth Officer of the Company, which was filed as Exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.
*10.38	Amendment to Employment Agreement, dated July 28, 2006, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary of the Company, which was filed as Exhibit 10.4 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.
#*10.39	Employment Agreement, dated August 2, 2004, between the Company and R. Caskie Lewis-Clapper, Chief Human Resources Officer.
#*10.40	Amendment to Employment Agreement, dated July 28, 2006, between the Company and R. Caskie Lewis-Clapper, Chief Human Resources Officer.
*10.41	Employment Agreement dated February 19, 2008 between the Company and Rene Lerer, M.D., which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on February 25, 2008 and is incorporated herein by reference.
*10.42	Transition Agreement dated February 19, 2008 between the Company and Steven J. Shulman, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on February 25, 2008 and is incorporated herein by reference.
#*10.43	Employment Agreement, dated June 27, 2006 between the Company and Raju Mantena.
#*10.44	Employment Agreement, dated October 2, 2003, between the Company and Russell Petrella.
#*10.45	Amendment to Employment Agreement (Tier II), dated July 28, 2006 between the Company and Russell Petrella.
#*10.46	Employment Agreement, dated February 25, 2008, between the Company and Tina Blasi.
#*10.47	Amendment to Employment Agreement, dated February 25, 2008, between the Company and Tina Blasi.
#21	List of subsidiaries of the Company.
#23	Consent of Ernst & Young LLP.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

4.
Additional Information

        The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the "Codes of Ethics"). Any such requests should be made in writing to the Investor Relations Department, Magellan Health Services, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Company's website at www.magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: February 29, 2008	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 29, 2008	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ STEVEN J. SHULMAN Steven J. Shulman	Chairman of the Board of Directors	February 29, 2008
/s/ MICHAEL DIAMENT Michael Diament	Director	February 29, 2008
/s/ WILLIAM D. FORREST William D. Forrest	Director	February 29, 2008
/s/ NANCY L. JOHNSON Nancy L. Johnson	Director	February 29, 2008
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	February 29, 2008
/s/ RENE LERER Rene Lerer	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
/s/ WILLIAM J. MCBRIDE William J. McBride	Director	February 29, 2008
/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 29, 2008
/s/ BARRY M. SMITH Barry M. Smith	Director	February 29, 2008
/s/ ALLEN F. WISE Allen F. Wise	Director	February 29, 2008
/s/ MARK S. DEMILIO Mark S. Demilio	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
/s/ JEFFREY N. WEST Jeffrey N. West	Senior Vice President and Controller (Principal Accounting Officer)	February 29, 2008

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

        The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 15(a)1:

Page(s)
Magellan Health Services, Inc.
Audited Consolidated Financial Statements
Report of independent registered public accounting firm	F-2
Consolidated balance sheets as of December 31, 2006 and 2007	F-3
Consolidated statements of income for the years ended December 31, 2005, 2006 and 2007.	F-4
Consolidated statements of changes in stockholders' equity for the years ended December 31, 2005, 2006 and 2007	F-5
Consolidated statements of cash flows for the years ended December 31, 2005, 2006 and 2007	F-6
Notes to consolidated financial statements	F-7

        The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 15(a)2:

Schedule II—Valuation and qualifying accounts	S-1

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of the Company for the years ended December 31, 2005, 2006, and 2007 as listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, "Share Based Payments." Also, as discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48,"Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Baltimore, Maryland
February 26, 2008

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$163,737	$312,372
Restricted cash	141,032	252,763
Accounts receivable, less allowance for doubtful accounts of $1,502 and $1,317 at December 31, 2006 and 2007, respectively	70,440	66,356
Short-term investments (restricted investments of $27,443 and $12,962 at December 31, 2006 and 2007, respectively)	52,529	54,145
Deferred income taxes	69,058	75,273
Other current assets (restricted deposits of $20,025 and $19,388 at December 31, 2006 and 2007, respectively)	38,778	42,183

Total Current Assets	535,574	803,092
Property and equipment, net	100,255	105,735
Long-term investments—restricted	2,996	2,430
Deferred income taxes	113,169	90,618
Other long-term assets	5,758	6,197
Goodwill	374,381	367,872
Other intangible assets, net	75,387	59,179

Total Assets	$1,207,520	$1,435,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$22,361	$25,952
Accrued liabilities	84,390	79,699
Medical claims payable	135,760	162,666
Other medical liabilities	50,655	93,573
Current maturities of long-term debt and capital lease obligations	27,907	13,969

Total Current Liabilities	321,073	375,859
Long-term debt and capital lease obligations	14,006	—
Deferred credits and other long-term liabilities	108,700	150,433
Minority interest	174	599

Total Liabilities	443,953	526,891

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share Authorized—100,000 shares at December 31, 2006 and 2007—Issued and outstanding—37,792 shares and 40,157 shares at December 31, 2006 and 2007, respectively	378	402
Multi-Vote common stock, par value $.01 per share Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	476,645	539,374
Retained earnings	281,166	363,047
Warrants outstanding	5,384	5,384
Accumulated other comprehensive (loss) income	(6)	25

Total Stockholders' Equity	763,567	908,232

Total Liabilities and Stockholders' Equity	$1,207,520	$1,435,123

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2005	2006	2007
Net revenue	$1,808,003	$1,690,270	$2,155,953

Cost and expenses:
Cost of care	1,204,659	1,081,080	1,409,103
Cost of goods sold	—	41,809	149,585
Direct service costs and other operating expenses(1)	377,533	385,478	404,003
Equity in earnings of unconsolidated subsidiaries	(4,350)	(390)	—
Depreciation and amortization	49,088	48,862	57,524
Interest expense	44,005	7,292	6,386
Interest income	(17,464)	(17,628)	(23,836)
Gain on sale of assets	(56,367)	(5,148)	—
Special benefits	(556)	—	—

	1,596,548	1,541,355	2,002,765

Income from continuing operations before income taxes and minority interest	211,455	148,915	153,188
Provision for income taxes	82,405	62,695	58,669

Income from continuing operations before minority interest	129,050	86,220	94,519
Minority interest, net	58	(42)	361

Income from continuing operations	128,992	86,262	94,158
Income from discontinued operations(2)	1,597	—	—

Net income	130,589	86,262	94,158
Other comprehensive (loss) income(3)	(109)	609	31

Comprehensive income	$130,480	$86,871	$94,189

Weighted average number of common shares outstanding—basic (See Note 7)	35,966	36,986	38,942

Weighted average number of common shares outstanding—diluted (See Note 7)	37,691	38,621	39,837

Income per common share—basic:
Income from continuing operations	$3.59	$2.33	$2.42

Income from discontinued operations	$0.04	$—	$—

Net income	$3.63	$2.33	$2.42

Income per common share—diluted:
Income from continuing operations	$3.42	$2.23	$2.36

Income from discontinued operations	$0.04	$—	$—

Net income	$3.46	$2.23	$2.36

(1)
Includes stock compensation expense of $15,807, $33,991 and $29,994 for the years ended December 31, 2005, 2006 and 2007, respectively.

(2)
Net of income tax provision of $1,052 for the year ended December 31, 2005.

(3)
Net of income tax provision (benefit) of $338, $(4) and $21 for the years ended December 31, 2005, 2006 and 2007, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock					Accumulated Other Comprehensive (Loss) Income
			Additional Paid in Capital	Retained Earnings	Warrants Outstanding		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2004	35,371	$354	$400,340	$64,315	$8,493	$(506)	$472,996
Stock compensation expense	—	—	15,807	—	—	—	15,807
Exercise of stock options	1,065	11	13,271	—	—	—	13,282
Exercise of stock warrants	—	—	16	—	(4)	—	12
Issuance of equity	148	1	499	—	—	—	500
Net income	—	—	—	130,589	—	—	130,589
Other comprehensive loss—other	—	—	—	—	—	(109)	(109)

Balance at December 31, 2005	36,584	366	429,933	194,904	8,489	(615)	633,077
Stock compensation expense	—	—	33,991	—	—	—	33,991
Exercise of stock options	515	5	9,623	—	—	—	9,628
Exercise of stock warrants	151	1	3,104	—	(3,105)	—	—
Issuance of equity	542	6	(6)	—	—	—	—
Net income	—	—	—	86,262	—	—	86,262
Other comprehensive income—other	—	—	—	—	—	609	609

Balance at December 31, 2006	37,792	378	476,645	281,166	5,384	(6)	763,567
Stock compensation expense	—	—	29,994	—	—	—	29,994
Exercise of stock options	2,327	24	32,379	—	—	—	32,403
Tax benefit from exercise of stock options	—	—	570	—	—	—	570
Exercise of stock warrants	—	—	—	—	—	—	—
Issuance of equity	38	—	(214)	—	—	—	(214)
Cumulative effect of adoption of FIN 48	—	—	—	(12,277)	—	—	(12,277)
Net income	—	—	—	94,158	—	—	94,158
Other comprehensive income—other	—	—	—	—	—	31	31

Balance at December 31, 2007	40,157	$402	$539,374	$363,047	$5,384	$25	$908,232

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2005	2006	2007
Cash flows from operating activities:
Net income	$130,589	$86,262	$94,158
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(56,367)	(5,148)	—
Depreciation and amortization	49,088	48,862	57,524
Equity in earnings of unconsolidated subsidiaries	(4,350)	(390)	—
Non-cash interest expense	1,389	1,389	2,681
Non-cash stock compensation expense	15,807	33,991	29,994
Non-cash income tax expense	77,998	57,487	38,677
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(45,309)	8,941	(111,731)
Accounts receivable, net	17,779	128	2,707
Other assets	1,631	(4,365)	(5,233)
Accounts payable and accrued liabilities	(15,746)	(8,062)	15,056
Medical claims payable and other medical liabilities	14,932	(23,155)	69,824
Other	541	1,024	906

Net cash provided by operating activities	187,982	196,964	194,563

Cash flows from investing activities:
Capital expenditures	(22,207)	(25,477)	(47,553)
Acquisitions and investments in businesses, net of cash acquired	—	(283,005)	(17,790)
Proceeds from sale of assets	55,789	22,200	—
Purchase of investments	(797,564)	(69,807)	(133,643)
Maturity of investments	906,878	254,397	134,367
Proceeds from note receivable	7,000	3,000	—
Other	343	—	—

Net cash provided by (used in) investing activities	150,239	(98,692)	(64,619)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(315,866)	(25,202)	(27,855)
Proceeds from exercise of stock options and warrants	13,294	9,628	32,403
Tax benefit from exercise of stock options	—	—	14,357
Other	—	—	(214)

Net cash provided by (used in) financing activities	(302,572)	(15,574)	18,691

Net increase in cash and cash equivalents	35,649	82,698	148,635
Cash and cash equivalents at beginning of period	45,390	81,039	163,737

Cash and cash equivalents at end of period	$81,039	$163,737	$312,372

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. General

Basis of Presentation

        The consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Managed Behavioral Healthcare.    The Company's managed behavioral healthcare business is composed of three of the Company's segments, each as described further below. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract", which is discussed further in Note 10—"Commitments and Contingencies-Maricopa Contract"). Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over the next two years pursuant to a schedule as set forth in the Maricopa Contract.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

1. General (Continued)

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

        Employer.    The Managed Behavioral Healthcare Employer segment ("Employer") generally reflects the provision of EAP services and managed behavioral healthcare services under contracts with employers, including corporations and governmental agencies, and labor unions. Employer contracts can be for either EAP or managed behavioral healthcare services, or both. Employer contracts containing provision of managed behavioral healthcare services can be risk-based or ASO, but currently are primarily ASO.

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

        Specialty Pharmaceutical Management.    The Company's Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases, under contracts in commercial, Medicare and Medicaid programs. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical services include (i) distributing of specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

1. General (Continued)

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on the Company's consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of the Company's existing financial instruments on January 1, 2008 and has not determined whether or not the Company will elect this option for any eligible financial instruments the Company acquires in the future.

        In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)") and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141, some of which could have a material impact on how the Company accounts for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in the Company's year beginning January 1, 2009. The Company is currently evaluating the effects, if any, that SFAS 141(R) and SFAS 160 may have on the Company's consolidated financial position and results of operations.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $1.8 billion, $1.6 billion and $1.9 billion for the years ended December 31, 2005, 2006 and 2007, respectively.

Cost-Plus Contracts

        The Company has certain cost-plus contracts with customers in which the Company recognizes revenue as costs are incurred and as services are performed. Revenues from cost-plus contracts approximated $31.1 million, $32.3 million and $30.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $40.6 million for the year ended December 31, 2007.

Distribution Revenue

        The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete: the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may not return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $46.3 million and $160.6 million for the years ended December 31, 2006 and 2007, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

Performance-based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $14.5 million, $16.4 million and $10.4 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Significant Customers

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and with subsidiaries of WellPoint, Inc. ("WellPoint") each generated revenues that exceeded, in the aggregate, ten percent of revenues for the consolidated Company for the years ended December 31, 2005, 2006 and 2007. Revenues from the Company's contracts with TennCare exceeded ten percent of managed behavioral healthcare net revenues for the years ended December 31, 2005, 2006 and 2007. The Company's contracts with subsidiaries of WellPoint generated revenues that exceeded, in the aggregate, ten percent of managed behavioral healthcare net revenues for the years ended December 31, 2005 and 2006, and ten percent of radiology benefits management net revenues for the years ended December 31, 2006 and 2007.

        The Company provides managed behavioral healthcare services for TennCare through contracts that extend through June 30, 2008. The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions.

        As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals ("RFPs") for the management of the integrated delivery of behavioral and physical medical care to the region. The Company continues to manage behavioral healthcare services for approximately 19,000 children in the Middle Grand Region enrolled in TennCare's Select, DCS Custody and SSI Children categories on substantially the same terms previously applicable to the entire region. Additionally, the Company continues to manage behavioral healthcare services for approximately 10,000 adults on substantially the same basis, continuing only until TennCare disenrolls them as a result of eligibility changes that were enacted in late 2005. The Company recorded revenue of $432.7 million, $416.4 million and $316.9 million during the years ended December 31, 2005, 2006 and 2007, respectively, from its TennCare contracts.

        In January 2008 TennCare issued an RFP for the management by managed care organizations of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the East Grand and West Grand Regions. The RFP sets forth intended start dates of November 1, 2008 for the West Grand Region and January 1, 2009 for the East Grand Region. TennCare has indicated that it intends to award contracts to at least two managed care organizations in each of the East Grand and West Grand Regions. The Company intends to bid with Coventry Health Care, Inc. ("Coventry") on

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

the RFP through a subcontract agreement under which the Company would manage the behavioral healthcare benefits for any contract awarded to Coventry pursuant to the RFP. Because the Company is aligned with only one managed care organization, even if successful in the bid process, the Company would not retain a significant portion of the membership that it currently serves. There can be no assurance that Coventry will be awarded a contract with TennCare; or that if Coventry is awarded a contract pursuant to the RFP, the terms of the subcontract will be similar to terms the Company currently has with TennCare. The Company anticipates that in any event it will continue to manage TennCare's Select, DCS Custody and SSI Children in both the East and West Grand Regions, as well as continuing to manage them in the Middle Grand Region. However, there can be no assurance that TennCare will continue to contract with the Company for management of such recipients.

        Total revenue from the Company's contracts with WellPoint was $202.2 million, $200.2 million and $218.9 million during the years ended December 31, 2005, 2006 and 2007, respectively, including radiology benefits management revenue of $12.6 million and $77.8 million, during the years ended December 31, 2006 and 2007, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated revenue of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated revenue of $85.7 million during the year ended December 31, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company's other radiology benefits management contracts with WellPoint generated $16.1 million of revenue for the year ended December 31, 2007. Of this amount, $13.4 million relates to contracts that have terms through various dates in 2008, and the remainder has a term through June 30, 2010.

        The Company recorded net revenue from Aetna, Inc. ("Aetna") of $245.0 million for the year ended December 31, 2005, which represented in excess of ten percent of revenues for the consolidated Company, as well as ten percent of the managed behavioral healthcare net revenues of the Company for that period. The Company's contract with Aetna terminated on December 31, 2005. During the year ended December 31, 2006, the Company recognized $6.2 million of revenue related to the performance of one-time, transitional activities associated with the contract termination.

        In addition to TennCare, one other customer represented greater than ten percent of the net revenues in the Company's managed behavioral healthcare business for the year ended December 31, 2007, generating $196.1 million of net revenues in 2007.

        The Company derives a significant portion of its managed behavioral healthcare revenue from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $214.5 million, $248.2 million and $262.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

        In addition to WellPoint, two other customers generated greater than ten percent of the net revenues in the Company's radiology benefits management business for the year ended December 31, 2006, generating $5.2 million and $4.8 million of net revenues in 2006. In addition to WellPoint, one other customer generated greater than ten percent of the net revenues in the Company's radiology benefits management business for the year ended December 31, 2007. Such customer generated $61.3 million of net revenues for the year ended December 31, 2007.

        Included in the Company's specialty pharmaceutical management business are three customers that each exceeded ten percent of the net revenues for this line of business for the year ended December 31, 2006. The three customers generated $24.8 million, $11.7 million and $9.6 million of net revenues in 2006. Included in the Company's specialty pharmaceutical management business are four customers that each exceeded ten percent of the net revenues for this line of business for the year ended December 31, 2007. The four customers generated $60.0 million, $34.4 million, $33.6 million and $24.9 million of net revenues in 2007.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years ended prior to December 31, 2004, although the Company's federal net operating loss carryovers from such prior years remain subject to examination by the Internal Revenue Service ("IRS").

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), as it applies to companies that have implemented the fresh start reporting provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $5.8 million in its liability for unrecognized tax benefits and a net decrease of $6.0 million to its deferred tax assets, which were recorded as a reduction to retained earnings of $12.3 million and a decrease to goodwill of $0.5 million.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. The Company records as cash and cash equivalents, excess capital and undistributed earnings for its regulated subsidiaries, which as of December 31, 2007 was $41.7 million.

Restricted Assets

        The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries. Significant restricted assets of the Company as of December 31, 2006 and 2007 were as follows (in thousands):

	2006	2007
Restricted cash	$141,032	$252,763
Restricted short-term investments	27,443	12,962
Restricted deposits (included in other current assets)	20,025	19,388
Restricted long-term investments	2,996	2,430

Total	$191,496	$287,543

Investments

        Investments consist primarily of U.S. Government and agency securities, obligations of government-sponsored enterprises, corporate debt securities, and certificates of deposit. Investments classified as "available-for-sale" are carried at fair value, based on quoted market prices. The Company's policy is to classify all investments with contractual maturities within one year as current. Investment income is recognized when earned and reported net of investment expenses. Net unrealized holding gains or losses are excluded from earnings and are reported, net of tax, as "accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheets, statements of income and statements of changes in stockholders' equity until realized, unless the losses are deemed to be other-than-temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the consolidated statements of income.

        The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer's future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary. The Company periodically reviews those investment securities whose unrealized

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

losses have remained unrealized for more than six months to determine if such unrealized losses are other-than-temporary. Unrealized losses related to investments greater and less than one year are not material.

        In relation to its investment securities, the Company is not aware of the existence of any financial difficulties for any of the issuers of such investment securities which would cause the Company to question whether such issuers will be able to honor such investment securities upon maturity. Further, the Company believes the declines in fair value of its investment securities were caused by changes in market interest rates. The Company intends to hold these related investment securities to maturity and has the ability to do so. As of December 31, 2006 and 2007, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2005, 2006 or 2007. The following is a summary of short-term and long-term investments at December 31, 2006 and 2007 (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$3,844	$—	$—	$3,844
Obligations of government-sponsored enterprises (1)	28,029	9	(12)	28,026
Corporate debt securities	23,415	—	(7)	23,408
Certificates of deposit	247	—	—	247

Total investments at December 31, 2006	$55,535	$9	$(19)	$55,525

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,303	$5	$—	$1,308
Obligations of government-sponsored enterprises (1)	8,318	31	—	8,349
Corporate debt securities	39,692	6	—	39,698
Certificates of deposit	7,220	—	—	7,220

Total investments at December 31, 2007	$56,533	$42	$—	$56,575

    (1)
    Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

        The maturity dates of the Company's investments as of December 31, 2007 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2008	$54,132	$54,145
2009	2,401	2,430

Total investments at December 31, 2007	$56,533	$56,575

Accounts Receivable

        The Company's accounts receivable consists of amounts due from customers throughout the United States. Collateral is generally not required. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management believes the allowance for doubtful accounts is adequate to provide for normal credit losses.

Concentration of Credit Risk

        Accounts receivable subjects the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and governmental entities. As of December 31, 2006, one customer comprised greater than 10 percent of the Company's net accounts receivable balance.

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

Property and Equipment

        Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with SOP 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Amortization of capital lease assets is included

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. Depreciation expense for continuing operations was $35.2 million, $36.3 million and $41.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        Property and equipment, net, consisted of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007
Buildings and improvements	$3,183	$6,969
Equipment	92,437	109,043
Capital leases—equipment	4,935	4,905
Capitalized internal-use software	89,505	108,992

	190,060	229,909
Accumulated depreciation	(89,805)	(124,174)

Property and equipment, net	$100,255	$105,735

Goodwill

        Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The balance of goodwill has been allocated to the Company's segments (as defined in Note 1—"General") as follows (in thousands):

	December 31,
	2006	2007
Health Plan	$127,242	$121,032
Radiology Benefits Management	104,863	104,549
Specialty Pharmaceutical Management	142,276	142,291

Total	$374,381	$367,872

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

        The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are reflected in the table below (in thousands):

	2006	2007
Balance as of beginning of period	$290,192	$374,381
Adjustment due to the realization of deferred tax assets(1)	(68,193)	—
Adjustment due to the reversal of valuation allowances(2)	(94,757)	(1,518)
Adoption of FIN 48(3)	—	(518)
Adjustment for tax contingency reversals(4)	—	(4,174)
Acquisition of NIA	104,863	(314)
Acquisition of ICORE	142,276	15

Balance as of end of period	$374,381	$367,872

    (1)
    During 2006 the Company recorded tax benefits from the utilization of deferred tax assets, inclusive of Net Operating Loss Carryforwards ("NOLs"), that existed prior to the Company's emergence from bankruptcy on January 5, 2004. These tax benefits have been reflected as reductions of goodwill in accordance with SOP 90-7.

    (2)
    As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. Accordingly, valuation allowances for such deferred tax assets were reversed with a corresponding decrease to goodwill in accordance with SOP 90-7. A similar evaluation was made in 2007, resulting in a reversal of additional valuation allowances against goodwill.

    (3)
    The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded this decrease to goodwill.

    (4)
    During 2007, the statute of limitations expired with respect to the assessment of most state and local income taxes for the tax years ended September 30, 2003 and December 31, 2003, resulting in the reversal of tax contingencies recorded for these years. The tax benefits of these reversals (net of indirect tax benefits) have been reflected as reductions of goodwill in accordance with SOP 90-7.

        See further discussion in Note 8—"Income Taxes."

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

Intangible Assets

        The following is a summary of intangible assets at December 31, 2006 and 2007, and the estimated useful lives for such assets (in thousands):

	December 31, 2006
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Asset
Customer agreements and lists	3 to 10 years	$97,790	$(28,444)	$69,346
Provider networks	5 to 16 years	7,430	(1,389)	6,041

		$105,220	$(29,833)	$75,387

	December 31, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Asset
Customer agreements and lists	3 to 10 years	$97,790	$(44,059)	$53,731
Provider networks and other	5 to 16 years	7,430	(1,982)	5,448

		$105,220	$(46,041)	$59,179

        Amortization expense for continuing operations was $13.8 million, $12.6 million and $16.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. The Company estimates amortization expense will be $8.6 million, $7.8 million, $6.8 million, $6.6 million and $6.6 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

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

        The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models and is further analyzed to create "completion factors" that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Factors that affect estimated completion factors include benefit changes, enrollment changes, shifts in product mix, seasonality influences, provider reimbursement changes, changes in claims inventory levels, the speed of claims processing, and changes in paid claim levels. Completion factors are applied to claims paid through the financial

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for any month with a completion factor that is less than 70 percent are generally not projected from historical completion and payment patterns; rather they are projected by estimating claims expense based on recent monthly estimated cost incurred per member per month times membership, taking into account seasonality influences, benefit changes and health care trend levels, collectively considered to be "trend factors."

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Claims payable and IBNR, beginning of period	$165,547	$164,013	$156,079
Cost of care:
Current year	1,204,051	1,087,053	1,416,700
Prior years	608	(5,973)	(7,597)

Total cost of care	1,204,659	1,081,080	1,409,103

Claim payments and transfers to other medical liabilities(1):
Current year	1,061,952	951,389	1,248,549
Prior years	144,241	137,625	131,284

Total claim payments and transfers to other medical liabilities	1,206,193	1,089,014	1,379,833

Claims payable and IBNR, end of period	164,013	156,079	185,349
Withhold receivables, end of period(2)	(13,786)	(20,319)	(22,683)

Medical claims payable, end of period	$150,227	$135,760	$162,666

    (1)
    For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company's results of operations for such periods.

    (2)
    Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2007; however, actual claims payments may differ from established estimates.

        Other medical liabilities consist primarily of "reinvestment" payables under certain managed behavioral healthcare contracts with Medicaid customers and "profit share" payables under certain risk-based contracts. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to "reinvest" such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs. Under a contract with profit share provisions, if the cost of care is below certain specified levels, the Company will "share" the cost savings with the customer at the percentages set forth in the contract.

Net Income Per Common Share

        Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 7—"Stockholders' Equity").

Stock Compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under this transition method, stock compensation expense for the years ended December 31, 2006 and 2007 includes compensation expense for all stock compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock compensation expense for all stock compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

        The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees and recorded stock compensation expense of $34.0 million and $30.0 million for the years ended December 31, 2006 and 2007, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2006

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, currently estimated at two percent, as required by SFAS 123R. In the Company's pro forma information that was required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for its forfeitures as they occurred. The Company's estimate of forfeitures related to awards granted in 2004 and 2005, after adopting SFAS 123R, was not significant. The impact of adopting SFAS 123R to the consolidated financial statements for the year ended December 31, 2006 was a reduction to net income of $7.9 million, or a decrease of $0.21 and $0.20, respectively, on basic income per common share and fully-diluted income per common share and a reduction to net income of $9.3 million for the year ended December 31, 2007, or a decrease of $0.24 and $0.23, respectively, on basic income per common share and fully-diluted income per common share.

Fair Value of Financial Instruments

        SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value. The carrying value for the Company's financial instruments classified as current assets (other than short-term investments) and current liabilities approximate their fair value due to their short maturities. Short-term and long-term investments classified as "available-for-sale" are carried at fair value, based on quoted market prices.

        At December 31, 2006 and 2007, 100% of the carrying value of the Company's debt instruments had fair values that approximated their carrying values due to the short maturity.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Acquisitions and Joint Ventures

        As of December 31, 2005, the Company owned a 37.5 percent interest in Royal Health Care, LLC ("Royal"). Royal was a managed services organization that received management fees for the provision of administrative, marketing, management and support services to seven managed care organizations. Royal did not provide any services to the Company. Effective February 2, 2006, the Company sold its Royal ownership interest back to Royal in exchange for cash proceeds of $20.5 million.

Acquisition of National Imaging Associates

        On January 31, 2006, the Company acquired all of the outstanding stock of NIA, a privately held radiology benefits management ("RBM") firm, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly-owned subsidiary. The Company reports the results of operations of NIA in the Radiology Benefits Management segment.

Acquisition of ICORE Healthcare, LLC

        On July 31, 2006, the Company acquired all of the outstanding units of membership interest of ICORE, a specialty pharmaceutical management company, and ICORE became a wholly-owned

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. Acquisitions and Joint Ventures (Continued)

subsidiary. The Company reports the results of operations of ICORE in the Specialty Pharmaceutical Management segment.

        The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE's management team, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment") on the third anniversary of the closing, subject to any indemnity claims Magellan may have under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the "Working Capital Payments"), which was $18.2 million of which $17.8 million was paid during 2007 with the remainder paid in January 2008; and (v) a potential earn-out of up to $75 million (the "Earn-Out"), provided the unitholders do not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $18.2 million of Working Capital Payments were recorded as purchase price. The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period. The $24 million in restricted stock paid at the closing was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing. The Deferred Payment and the remaining estimated Working Capital Payments are included in Deferred Credits and Other Long-Term Liabilities and in Accrued Liabilities, respectively, on the Company's accompanying consolidated balance sheets as of December 31, 2006 and 2007. The Earn-Out has two parts: (i) up to $25 million based on earnings for the 18 month period ended December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The Earn-Out, if earned, is payable 33 percent in cash and 67 percent in Magellan restricted stock that vests over two years after issuance. Any Earn-Out will be recognized as compensation expense over the applicable period that it is earned, because in order for potential recipients to receive any Earn-Out consideration, they must be employed by the Company at the time such consideration is distributed. The unitholders did not earn any of the potential Earn-Out of $25 million for the 18 month period ended December 31, 2007, nor has any amount of Earn-Out pertaining to 2008 been accrued as of December 31, 2007.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

4. Discontinued Operations (Continued)

        As permitted, the assets, liabilities and cash flows related to discontinued operations have not been segregated from those related to continuing operations. The summary of the income from the discontinued operations segments for the year ended December 31, 2005 is as follows (in thousands):

2005
Net revenue	$1,313

Salaries, cost of care and other operating expenses	(1,336)
Income tax provision	1,052

Income from discontinued operations	$1,597

        The remaining assets and liabilities of the Company's discontinued operations segments at December 31, 2006 included, among other things, (i) cash and cash equivalents of $0.5 million; (ii) restricted cash of $0.6 million; (iii) investment in provider joint ventures of $0.6 million; and (iv) accounts payable and accrued liabilities of $0.8 million.

        The remaining assets and liabilities of the Company's discontinued operations segments at December 31, 2007 included, among other things, (i) cash and cash equivalents of $0.5 million; (ii) restricted cash of $0.6 million; (iii) investment in provider joint ventures of $0.6 million; and (iv) accounts payable and accrued liabilities of $0.7 million.

5. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to contribute up to 75 percent of their compensation, subject to IRS deferral limitations, to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 6 percent of their annual compensation. Additionally, the Company can elect to make a discretionary contribution of up to 2 percent of each eligible employee's compensation. The Company recognized $3.5 million, $3.7 million and $4.2 million of expense for the years ended December 31, 2005, 2006 and 2007, respectively, for matching contributions to the 401(k) Plan.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. Long-Term Debt and Capital Lease Obligations

        The Company's long-term debt and capital lease obligations at December 31, 2006 and 2007 consisted of the following (in thousands):

	2006	2007
Credit Agreement:
Revolving Loan Facility due through 2008	$—	$—
Term Loan Facility (6.74% at December 31, 2007) due through 2008	37,500	12,500
4.36% to 7.17% capital lease obligations due through 2008	4,413	1,469

	41,913	13,969
Less current maturities of long-term debt and capital lease obligations	(27,907)	(13,969)

	$14,006	$—

        All long-term debt and capital lease obligations outstanding as of December 31, 2007 are scheduled to mature in 2008.

Credit Agreement

        The Company's credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the "Credit Agreement") provides for a Term Loan Facility, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $50.0 million. As of December 31, 2007, the Company had $12.5 million outstanding under the Term Loan Facility. Borrowings under the Credit Agreement will mature on August 15, 2008 and quarterly principal payments are required on the Term Loan Facility. The Company has not drawn on the Revolving Loan Facility, resulting in unutilized commitments of $50.0 million. As of December 31, 2007, the Company had issued letters of credit in the amount of $47.8 million, resulting in unutilized commitments under the Credit-Linked Facility of $2.2 million. The Credit Agreement is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        On April 25, 2006 and July 24, 2006 the annual interest rate on borrowings was reduced to reflect upgrades in the Company's credit ratings. As a result, the annual interest rate on borrowings under the Term Loan Facility fluctuates at a rate equal to the sum of (i) a borrowing margin of 1.75 plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. As of December 31, 2007, all loans under the Term Loan Facility were U.S. dollar denominated loans at a borrowing rate of 6.74 percent. The commitment fee on the Credit-Linked Facility is equal to the sum of 1.75 percent plus an additional amount that is based on the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. Long-Term Debt and Capital Lease Obligations (Continued)

administrative costs and term of the Credit-Linked Facility. As of December 31, 2007, the commitment fee on the Credit-Linked Facility was 1.87 percent.

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

        Although the Revolving Loan Facility and Credit-Linked Facility expire on August 31, 2008, the Company believes it will be able to refinance to obtain new facilities or, if not, to use cash on hand to fund letters of credit and other liquidity needs.

Capital Lease Obligations

        The Company's capital lease obligations represent amounts due under leases for certain software and computer equipment. The recorded gross cost of other capital leased assets was $4.9 million at December 31, 2006 and 2007.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Stockholders' Equity

Common Stock

        In May 2005 and November 2005, an affiliate of Onex Corporation, a Canadian corporation ("Onex") disposed of all of its holdings in the Company, and therefore all of the outstanding Multi-Vote Common Stock converted into Ordinary Common Stock. The Company is prohibited from paying dividends on its common stock under the terms of the Credit Agreement, except under very limited circumstances.

Stock Compensation

        At December 31, 2006 and 2007, the Company had equity-based employee incentive plans, which are described below.

Stock Option Awards

        On January 5, 2004, the Company established the 2003 Management Incentive Plan ("2003 MIP") which allows for the issuance of up to 6,373,689 shares of common stock pursuant to stock options or stock grants. Other than the 2004 Options (defined below) and certain options granted under the 2006 MIP (defined below), options granted by the Company have exercise prices equal to the fair market value on the date of grant.

        The following table illustrates pro forma net income and pro forma net income per share as if the fair value-based method of accounting for stock options under SFAS 123 had been applied in measuring stock compensation cost for equity awards for the year ended December 31, 2005 (in thousands, except per share data):

2005
Net income, as reported	$130,589
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14,462
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(20,766)

Pro forma net income	$124,285

Income per common share:
Basic—as reported	$3.63

Basic—pro forma	$3.46

Diluted—as reported	$3.46

Diluted—pro forma	$3.30

        On February 24, 2006, the board of directors of the Company approved three equity plans and recommended they be submitted for approval by the Company's shareholders at the 2006 Annual Meeting of Shareholders. The board approved the 2006 Management Incentive Plan ("2006 MIP"), the 2006 Director Equity Compensation Plan ("Director Plan") and the 2006 Employee Stock Purchase

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Stockholders' Equity (Continued)

Plan ("ESPP"). All three of these plans were approved by the Company's shareholders at the 2006 Annual Meeting of Shareholders on May 16, 2006.

        The 2006 MIP, which is similar to the Company's 2003 MIP, authorizes the issuance of equity awards covering a total of 2,750,000 shares of the Company's common stock, no more than 300,000 shares of which may be restricted stock or restricted stock units. A restricted stock unit is a notional account representing the right to receive a share of Ordinary Common Stock (or, at the Company's option, cash in lieu thereof) at some future date. The Director Plan covers 120,000 shares of the Company's common stock, no more than 15,000 of which may be restricted stock or restricted stock units, and provides for the issuance of options and restricted stock or restricted stock units to directors immediately following each annual meeting of shareholders in 2006 and 2007. The ESPP is a noncompensatory plan and covers 100,000 shares of the Company's common stock and permits employees of the Company to purchase Common Stock at a 5 percent discount.

        The weighted average grant date fair value of substantially all stock options granted during the years ended December 31, 2005, 2006 and 2007 was $10.90, $14.27 and $12.24, respectively, as estimated using the Black- Scholes-Merton option pricing model based on the following weighted average assumptions:

	2005	2006	2007
Risk-free interest rate	4.00%	4.80%	4.50%
Expected life	4 years	4 years	4 years
Expected volatility	32.50%	29.90%	28.40%
Expected dividend yield	0.00%	0.00%	0.00%

        For the years ended December 31, 2005 and 2006, management determined that volatility based on actively traded equities of companies that are similar to the Company was a better indicator of expected volatility and future stock price trends than historical Company volatility. For the year ended December 31, 2007, such volatility was based on the historical volatility of the Company's stock price. SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In the year ended December 31, 2006, the tax deductions related to stock compensation expense were not realized because of the availability of NOLs, and thus there were no such financing cash flows reported. In the year ended December 31, 2007, approximately $14.4 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. Of this amount, $0.6 million has been reflected as an increase to additional paid in capital for the year ended December 31, 2007. Tax contingencies were recorded for the remaining $13.8 million as of December 31, 2007.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Stockholders' Equity (Continued)

        Summarized information related to the Company's stock options for the years ended December 31, 2005, 2006 and 2007 is as follows:

	2005		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,220,222	$13.34	4,014,711	$18.50
Granted	1,115,185	34.28	1,705,270	37.40
Cancelled	(255,947)	27.58	(214,306)	25.56
Exercised	(1,064,749)	12.48	(515,168)	18.68

Outstanding, end of period	4,014,711	$18.50	4,990,507	$24.64

	2007
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	4,990,507	$24.64
Granted	1,594,546	41.38
Cancelled	(199,019)	38.12
Exercised	(2,326,938)	13.93

Outstanding, end of period	4,059,096	$36.68	7.72	$40,408

Vested and expected to vest at end of period	3,944,097	$36.68	7.72	$39,342

Exercisable, end of period	719,484	$37.48	7.84	$6,602

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2007 of $46.63 and the exercise price) for all in-the-money options as of December 31, 2007. This amount changes based on the fair market value of the Company's stock.

        The total pre-tax intrinsic value of options exercised (based on the difference between the Company's closing stock price on the day the option was exercised and the exercise price) during the years ended December 31, 2005, 2006 and 2007 was $23.4 million, $10.5 million and $63.4 million, respectively.

        As of December 31, 2007, there was $25.5 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.55 years. The total fair value of options vested during the year ended December 31, 2007 was $40.0 million.

        Substantially all of the Company's options granted during the year ended December 31, 2005 vest ratably on each anniversary date over the four years subsequent to grant, and substantially all have a

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Stockholders' Equity (Continued)

ten year life. Substantially all of the Company's options granted during the years ended December 31, 2006 and 2007 vest ratably on each anniversary date over the three years subsequent to grant, and substantially all have a ten year life.

        At December 31, 2007, 884,975 shares of the Company's common stock remain available for future grant under the Company's 2003 MIP and the 2006 MIP. At December 31, 2007, 24,660 shares of the Company's common stock remain available for future grant under the Director Plan. Summarized information relative to the Company's stock options outstanding on December 31, 2007 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Price		Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$4.44	$23.52	406,391	1.39	$14.04	—	$0.00
$29.01	$34.42	94,585	7.37	$31.33	35,843	$32.01
$34.57	$34.57	612,292	7.14	$34.57	243,977	$34.57
$35.79	$38.21	256,339	7.72	$37.46	69,842	$37.13
$38.52	$38.52	839,684	8.31	$38.52	245,283	$38.52
$39.07	$40.59	102,158	8.09	$40.00	59,121	$40.10
$40.63	$40.63	1,114,614	9.12	$40.63	—	—
$40.64	$45.37	467,838	9.13	$42.80	25,272	$42.79
$46.32	$47.86	152,264	8.85	$46.78	35,835	$46.97
$48.63	$48.63	12,931	8.45	$48.63	4,311	$48.63

		4,059,096	7.72	$36.68	719,484	$37.48

        On February 27, 2008 the board of directors of the Company approved the 2008 Management Incentive Plan ("2008 MIP") and recommended it be submitted for approval by the Company's shareholders at the 2008 Annual Meeting of shareholders. The 2008 MIP is similar to the 2006 MIP and the 2003 MIP. The board of directors also authorized a total of up to 3.9 million shares of the Company's Common Stock, or such lesser number of shares as shall be determined by the compensation committee of the board, to be available for issuance pursuant to the 2008 MIP. Each restricted stock unit or share of restricted stock issued under the 2008 MIP shall be counted as 1.9 option shares for the purpose of calculating shares awarded and shares remaining available for grant pursuant to the 2008 MIP. The 2008 MIP also provides that no further awards are to be made under the 2006 MIP, the 2003 MIP or the Director Plan, and any equity awards remaining available for issuance under such plans, including any forfeitures or other recapture of equity awards previously made under such plans, will be available for grant under the 2008 MIP. The 2008 MIP, unlike the 2006 MIP and the 2003 MIP, also permits the grant of performance based cash bonus awards to eligible employees and the grant of equity to directors of the Company.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Stockholders' Equity (Continued)

        On February 27, 2008, the Compensation Committee of the board of the Company authorized the grant of stock options and restricted stock units to members of management pursuant to the 2008 MIP with such options and restricted stock units to be issued on March 5, 2008 pursuant to the Company's equity award policy. The options to be granted to management will have a ten year term and an exercise price equal to the closing price of a share of Common Stock of the Company on NASDAQ on March 5, 2008, the date of grant of annual equity awards under the Company's equity award policy. The options and restricted stock units to be granted to management will vest ratably on each anniversary date over the three years subsequent to grant, except that the vesting of certain of the restricted stock units will be subject to satisfaction of certain performance targets.

        The Compensation Committee also intends to grant to each independent member of the board and Mr. Le Blanc on May 20, 2008 (the date of the 2008 Annual Meeting of Shareholders), that number of shares of restricted stock of the Company determined by dividing $125,000 by the closing price of a share of the Company's Common Stock on NASDAQ on May 20, 2008. Such shares of restricted stock to be granted to independent members of the board will vest on May 20, 2009.

        The options and restricted stock units to be awarded to members of management and the directors as described above are subject to and conditioned upon shareholder approval of the 2008 MIP at the 2008 Annual Meeting of Shareholders of the Company.

  Option Modification

        On January 3, 2006, the Company amended certain stock options outstanding under the 2003 MIP. The amendments, as further described below, were intended primarily to bring the features of such options into compliance with certain requirements established by Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"), which was added to the Code by the American Jobs Creation Act of 2004 and governs as a general matter the federal income tax treatment of deferred compensation. The amended options were originally issued on January 5, 2004 (the "2004 Options"). Because the exercise price of such 2004 Options may be considered to have been less than the fair market value of the shares that may be acquired upon exercise of such options as determined by the market trading in such shares, such options might be subject to the provisions of Section 409A, including certain penalty tax provisions on the option holders.

        The amendments in each case reduced the period in which the 2004 Options, once vested, could be exercised from the tenth anniversary of the date of grant to the end of the calendar year in which each option first becomes exercisable. The vesting schedule of the options was not changed and no change was made in the exercise price or other material terms.

        In addition, the 2004 Options issued to the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the "Senior Executives") were also amended to defer until January 5, 2007 the exercisability of all but 137,398 of their options that vested in January 2006. This deferral was agreed upon in connection with the waiver by the Company of the restriction on sale before January 5, 2007 of 413,003 shares held by the Senior Executives, that they had previously acquired upon exercise of a portion of their 2004 Options that vested in January 2005.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Stockholders' Equity (Continued)

        In connection with these amendments, the Company agreed to grant new options to option holders, other than the Senior Executives, upon exercise of their 2004 Options. The new options will be in an amount equal to the number of options exercised, will have exercise prices equal to the market price on the date of grant and will vest ratably on each anniversary date over the three years subsequent to grant. In the years ended December 31, 2006 and 2007, options to purchase 249,455 and 233,892 shares, respectively, were granted pursuant to these amendments upon exercise of 2004 Options during these periods.

  Restricted Stock Awards

        During the year ended December 31, 2005, the Company granted shares of restricted stock which vest ratably on each anniversary date over the four years subsequent to grant. During the years ended December 31, 2006 and 2007, the Company granted shares of restricted stock which generally vest ratably on each anniversary date over the three years subsequent to grant.

        Summarized information related to the Company's nonvested restricted stock awards for the years ended December 31, 2005, 2006 and 2007 is as follows:

			2006
	2005				2007
				Weighted Average Grant Date Fair Value
	Shares	Weighted Average Grant Date Fair Value	Shares		Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	—	$—	115,257	$34.06	629,234	$42.80
Awarded	140,636	34.06	550,629	44.06	5,250	44.49
Vested	(14,507)	34.06	(28,256)	34.05	(31,675)	35.03
Forfeited	(10,872)	34.06	(8,396)	34.57	(1,425)	33.13

Outstanding, ending of period	115,257	$34.06	629,234	$42.80	601,384	$43.25

        On July 31, 2006, pursuant to the Company's purchase of ICORE, the Company granted to the unitholders of ICORE, 543,879 shares of restricted stock of the Company valued at $24.0 million, which stock will vest over three years, provided that the unitholders do not earlier terminate their employment with the Company. The $24 million in restricted stock paid at the closing was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing. Other restricted stock awards granted in the years ended December 31, 2006 and 2007 vest ratably on each anniversary date over the three years subsequent to grant.

        As of December 31, 2007, there was $14.3 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.26 years.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Stockholders' Equity (Continued)

  Restricted Stock Units

        During the years ended December 31, 2006 and 2007, the Company granted restricted stock units which vest ratably on each anniversary date over the three years subsequent to grant.

        Summarized information related to the Company's nonvested restricted stock units for the years ended December 31, 2006 and 2007 is as follows:

	2006		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	—	$—	121,032	$40.33
Awarded	121,080	40.33	146,572	40.77
Vested	—	—	(38,754)	40.21
Forfeited	(48)	40.33	(9,114)	42.03

Outstanding, ending of period	121,032	$40.33	219,736	$40.57

        As of December 31, 2007, there was $5.1 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.65 years.

  Common Stock Warrants

        On January 5, 2004, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011 ("2004 Warrants"). As of December 31, 2007, 570,380 of these 2004 Warrants remain outstanding. Also on January 5, 2004, the Company entered into a warrant agreement with Aetna whereby Aetna had the option to purchase, between January 1, 2006 and January 5, 2009, 230,000 shares of Ordinary Common Stock at a purchase price of $10.48 per share. On January 30, 2006, Aetna effected a cashless exercise for all of their warrants, which resulted in 150,815 shares being issued to Aetna.

        The following table summarizes the common stock warrants outstanding as of December 31, 2007:

Description	Shares	Exercise Price Per Share	Expiration Date	Approximate Fair Market Value Per Warrant
2004 Warrants	570,380	$30.46	January 5, 2011	$9.44

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Stockholders' Equity (Continued)

        The fair values of the common stock warrants were estimated on the date of their grant/acquisition using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

2004 Warrants
Risk-free interest rate	3.92%
Expected life	7 years
Expected volatility	39.5%
Expected dividend yield	0.0%

Income Per Common Share

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of income per share from continuing operations for the years ended December 31, 2005, 2006 and 2007 (in thousands, except per share amounts):

	2005	2006	2007
Numerator:
Income from continuing operations	$128,992	$86,262	$94,158

Denominator:
Weighted average number of common shares outstanding—basic	35,966	36,986	38,942
Common stock equivalents—stock options	1,506	1,446	584
Common stock equivalents—warrants	212	148	168
Common stock equivalents—restricted stock	7	28	104
Common stock equivalents—restricted stock units	—	13	39

Weighted average number of common shares outstanding—diluted	37,691	38,621	39,837

Income from continuing operations per common share—basic	$3.59	$2.33	$2.42

Income from continuing operations per common share—diluted	$3.42	$2.23	$2.36

        The weighted average number of common shares outstanding for the years ended December 31, 2005, 2006 and 2007 was calculated using outstanding shares of the Company's Ordinary Common Stock and Multi-Vote Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2005, 2006 and 2007 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock purchased under the ESPP and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Income Taxes

        The provision for income taxes related to continuing operations for the years ended December 31, 2005, 2006 and 2007 consisted of the following (in thousands):

	2005	2006	2007
Income taxes currently payable:
Federal	$6,515	$5,305	$1,082
State	1,999	2,420	803

	8,514	7,725	1,885

Deferred income taxes:
Federal	67,381	50,961	52,614
State	6,510	4,009	4,170

	73,891	54,970	56,784

	$82,405	$62,695	$58,669

        A reconciliation of the Company's income tax provision for continuing operations to that computed by applying the statutory federal income tax rate for the years ended December 31, 2005, 2006 and 2007 is as follows (in thousands):

	2005	2006	2007
Income tax provision at federal statutory income tax rate	$74,009	$52,120	$53,616
State income taxes, net of federal income tax benefit	8,509	6,429	4,973
Other—net	(113)	4,146	80

Income tax provision	$82,405	$62,695	$58,669

        The Company estimates that it has reportable federal NOLs as of December 31, 2007 of approximately $236.1 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        Historically, the Company's lack of a sufficient history of profitable operations created uncertainty as to the Company's ability to realize its deferred tax assets, inclusive of NOLs. Accordingly, as of December 31, 2005, the Company's valuation allowances were $167.2 million and covered substantially all of its deferred tax assets, net of tax liabilities.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Income Taxes (Continued)

        As of December 31, 2006, based on an evaluation of all available evidence, both positive and negative, the Company determined that it was more likely than not that it would realize the benefit of the majority of its deferred tax assets. As a result, the Company reversed $94.8 million of its deferred tax asset valuation allowance, which resulted in a reduction to goodwill. As of December 31, 2006, the Company's valuation allowance was $18.6 million, which mostly related to certain state NOLs and other state deferred tax assets. Similarly, the Company reversed $8.4 million of its deferred tax asset valuation allowance during 2007, of which $5.8 million reduced state deferred tax assets and $1.5 million reduced goodwill. The remaining $1.1 million pertained to deferred tax assets created after the Company's reorganization in 2004 and thus was reversed against the current year tax expense. As of December 31, 2007, the Company's valuation allowance was $10.2 million, which primarily relates to certain state NOLs and other state deferred tax assets.

        The Company considered a number of factors in its decision to reverse these valuation allowances, including its anticipated level of profitability in the future and its historical profitability. The amount of the deferred tax asset considered realizable and the decision to reverse the valuation allowance required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2007 are as follows (in thousands):

	2006	2007
Deferred tax assets:
Goodwill and intangible assets	$46,271	$38,922
Operating loss carryforwards	124,657	85,846
Stock compensation	16,245	11,552
Risk-share accruals	—	10,258
Non-deductible book accruals	22,534	23,338
Refundable tax credits	11,156	13,335
FIN 48 indirect tax benefits	—	9,852
Other	2,495	4,848

Total deferred tax assets	223,358	197,951
Valuation allowance	(18,639)	(10,191)

Deferred tax assets after valuation allowance	204,719	187,760

Deferred tax liabilities:
Property and depreciation	(22,457)	(21,869)
Other	(35)	—

Total deferred tax liabilities	(22,492)	(21,869)

Net deferred tax assets	$182,227	$165,891

        The Company periodically performs a comprehensive review of its tax positions and accrues amounts for tax contingencies. Based upon these reviews, the status of ongoing tax audits, and the expiration of applicable statutes of limitations, accruals are adjusted as necessary. The resolution of tax

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Income Taxes (Continued)

audits is unpredictable and could result in tax liabilities that are significantly different than that which has been estimated and accrued by the Company. Such amounts are included in deferred credits and other long-term liabilities within the accompanying consolidated balance sheets.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $5.8 million in its liability for unrecognized tax benefits and a net decrease of $6.0 million to its deferred tax assets, which were recorded as a reduction to retained earnings of $12.3 million and a decrease to goodwill of $0.5 million.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

2007
Balance at January 1, 2007	$108,323
Additions based on tax positions related to the current year	18,630
Additions for tax positions of prior years	2,072
Reductions for tax positions of prior years	(2,126)
Reductions due to lapses of applicable statutes of limitations	(5,859)
Settlements	—

Balance at December 31, 2007	$121,040

        As of January 1, 2007 and December 31, 2007, $92.1 million and $118.7 million, respectively, of unrecognized tax benefits were included in deferred credits and other long-term liabilities, with the remainder reducing deferred tax assets. If these unrecognized tax benefits had been realized as of January 1, 2007 and December 31, 2007, $22.2 million and $22.7 million, respectively, would have impacted the effective tax rate.

        Included in the balance of unrecognized tax benefits recorded at December 31, 2007 is a $5.5 million liability for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but could result in the acceleration of cash payments and/or reduction to the NOL carryforwards with respect to the earlier period.

        With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years ended prior to December 31, 2004. As a result of state and local statutes which lapsed during 2007, the Company reduced its unrecognized tax benefits by $5.9 million in the current year. Because these closed tax years were for periods preceding the Company's reorganization, $4.2 million of such reversal was recorded as a reduction to goodwill and the remaining $1.7 million as a reduction to deferred tax assets. Further, the statute of limitations regarding the assessment of most state and local income taxes for the year ended December 31, 2004 will expire during 2008. The Company anticipates that up to $5.4 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2007 could be reversed during 2008 as a result of state statute expirations. All such reversals would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs. Additionally, because such lapsed statutes would be for years following the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Income Taxes (Continued)

Company's reorganization, such reversals (net of the related indirect tax benefits) would be recorded as reductions to income tax expense.

        The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2005, 2006 and 2007, the Company recognized approximately $0.3 million, $0.6 million and $1.2 million in interest and penalties, excluding $0.7 million recorded in 2007 as a reduction in retained earnings as a result of implementation of FIN 48.

        As of December 31, 2006 and 2007, the Company had accrued approximately $0.7 million and $2.7 million, respectively, for the potential payment of interest and penalties (net of indirect benefits).

9. Supplemental Cash Flow Information

        Supplemental cash flow information for the years ended December 31, 2005, 2006 and 2007 is as follows (in thousands):

	2005	2006	2007
Income taxes paid, net of refunds (received)	$6,779	$6,688	$4,973

Interest paid	$34,333	$5,462	$3,801

Assets acquired through capital leases	$315	$4,030	$89

10. Commitments and Contingencies

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

Change in Chief Executive Officer

        On February 19, 2008, Steven J. Shulman's employment with the Company as its Chief Executive Officer terminated. In relation thereto, Mr. Shulman became entitled to cash payments totaling approximately $4.7 million which will be expensed and paid in the first quarter of 2008. In addition, Mr. Shulman's unvested equity awards were deemed to be fully vested as of February 19, 2008, which will result in recording stock compensation expense in the 2008 first quarter of approximately $6.3 million.

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. Commitments and Contingencies (Continued)

unaffiliated insurers for a one-year period from June 17, 2007 to June 17, 2008. The general liability policies are written on an "occurrence" basis, subject to a $0.1 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.1 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policies have a one-year term for the period June 17, 2007 to June 17, 2008. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim un-aggregated self-insured retention.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Maricopa Contract business, which include coverage for the behavioral health direct care facilities. The Maricopa Contract insurance policies have a one-year term for the period August 31, 2007 to September 1, 2008. The general liability policies are written on an "occurrence" basis, subject to a $0.35 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.35 million per claim un-aggregated self-insured retention.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. Commitments and Contingencies (Continued)

Legal

        The management and administration of the delivery of specialty managed healthcare entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense. To date, claims and actions against the Company alleging professional negligence have not resulted in material liabilities and the Company does not believe that any such pending action against it will have a material adverse effect on the Company. However, there can be no assurance that pending or future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company.

        The Company is subject to or party to certain class actions, litigation and claims relating to its operations and business practices.

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

        At December 31, 2007, aggregate amounts of future minimum payments under operating leases were as follows: 2008—$21.3 million; 2009—$18.2 million; 2010—$14.3 million; 2011—$8.3 million; 2012—$5.0 million; 2013 and beyond—$1.4 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

        Rent expense is recognized on a straight-line basis over the terms of the leases. Rent expense was $20.5 million, $15.7 million and $19.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

11. Certain Relationships and Related Party Transactions

        Robert M. Le Blanc, a Director of the Company, is affiliated with Onex, which formerly owned 8.5 million shares of Multi-Vote Common Stock of the Company. Onex sold all of its holdings in the Company during 2005. Under the Company's plan of reorganization, certain of its creditors, including Onex, were given the option to receive shares of Ordinary Common Stock or in lieu of such shares $9.78 per share in cash. In order to fund these cash payments, under the Stock Purchase Agreement,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

11. Certain Relationships and Related Party Transactions (Continued)

Onex committed to purchase additional shares of Ordinary Common Stock at the same $9.78 per share price. The Company did not issue any shares to Onex under this commitment in 2007, although it may do so in the future.

        Allen Wise, a Director of the Company, serves as the non-executive chairman of the board of directors of Coventry. The Company has agreed with Coventry to jointly submit a bid to the State of Tennessee for the management of an integrated behavioral and physical medical care delivery plan for the TennCare program serving Medicaid members in the East Grand and West Grand Regions of Tennessee. Under the bid-for contract with TennCare, the Company would manage the behavioral healthcare benefits of the plan in those regions while Coventry would manage the physical healthcare for enrollees. The Company also has a behavioral health services agreement with a subsidiary of Coventry under which the Company derived revenues of approximately $2.3 million during 2007.

12. Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note 1—"General." The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, income taxes and minority interest ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

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

Identifiable assets by business segment(2)
Restricted cash	$1,319	$5,246	$142,579	$579	$149,723
Net accounts receivable	16,323	13,104	11,863	1,138	42,428
Investments	11,149	359	24,050	203,492	239,050
Investment in unconsolidated subsidiaries	15,339	—	—	—	15,339
Goodwill	290,192	—	—	—	290,192

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

12. Business Segment Information (Continued)

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2006
Net revenue	$656,022	$128,746	$808,657	$41,617	$55,228	$—	$1,690,270
Cost of care	(363,121)	(28,945)	(689,014)	—	—	—	(1,081,080)
Cost of goods sold	—	—	—	—	(41,809)	—	(41,809)
Direct service costs	(105,981)	(67,723)	(36,321)	(40,136)	(7,437)	—	(257,598)
Other operating expenses	—	—	—	—	—	(127,880)	(127,880)
Equity in earnings of							—
unconsolidated subsidiaries	390	—	—	—	—	—	390
Stock compensation expense(1)	1,313	282	647	3,739	3,577	24,433	33,991

Segment profit (loss)	$188,623	$32,360	$83,969	$5,220	$9,559	$(103,447)	$216,284

Identifiable assets by business segment(2)
Restricted cash	$28,521	$1,200	$108,555	$—	$—	$2,756	$141,032
Net accounts receivable	10,784	17,256	16,396	494	25,348	162	70,440
Investments	4,909	309	21,757	—	—	28,550	55,525
Goodwill	127,242	—	—	104,863	142,276	—	374,381

	Health Plan	Employer	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2007
Net revenue	$658,384	$126,149	$1,020,839	$170,240	$180,341	$—	$2,155,953
Cost of care	(365,144)	(27,181)	(902,594)	(114,184)	—	—	(1,409,103)
Cost of goods sold	—	—	—	—	(149,585)	—	(149,585)
Direct service costs	(99,516)	(64,284)	(51,922)	(48,841)	(21,529)	—	(286,092)
Other operating expenses	—	—	—	—	—	(117,911)	(117,911)
Stock compensation expense(1)	1,837	440	1,172	1,708	8,769	16,068	29,994

Segment profit (loss)	$195,561	$35,124	$67,495	$8,923	$17,996	$(101,843)	$223,256

Identifiable assets by business segment(2)
Restricted cash	$33,456	$2,382	$213,400	$—	$—	$3,525	$252,763
Net accounts receivable	9,621	9,958	19,384	3,927	22,888	578	66,356
Investments	5,000	309	7,506	—	—	43,760	56,575
Goodwill	121,032	—	—	104,549	142,291	—	367,872

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

(2)
Identifiable assets by business segment are those assets that are used in the operations of each segment. The remainder of the Company's assets cannot be specifically identified by segment.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

12. Business Segment Information (Continued)

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Segment Profit	$245,968	$216,284	$223,256
Stock compensation expense	(15,807)	(33,991)	(29,994)
Depreciation and amortization	(49,088)	(48,862)	(57,524)
Interest expense	(44,005)	(7,292)	(6,386)
Interest income	17,464	17,628	23,836
Gain on sale of assets	56,367	5,148	—
Special benefits	556	—	—

Income from continuing operations before income taxes and minority interest	$211,455	$148,915	$153,188

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2007:

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Fiscal Year Ended December 31, 2006
Net revenue	$400,596	$398,933	$429,487	$461,254

Cost and expenses:
Cost of care	269,835	262,706	271,905	276,634
Cost of goods sold			15,212	26,597
Direct service costs and other operating expenses(1)	87,468	92,698	96,661	108,651
Equity in earnings of unconsolidated subsidiaries	(390)	—	—	—
Depreciation and amortization	10,657	11,333	13,096	13,776
Interest expense	1,969	1,721	1,807	1,795
Interest income	(4,217)	(4,921)	(4,280)	(4,210)
Gain on sale of assets	(4,745)	(403)	—	—

	360,577	363,134	394,401	423,243

Income from continuing operations before income taxes and minority interest	40,019	35,799	35,086	38,011
Provision for income taxes	17,704	15,575	13,890	15,526

Income from continuing operations before minority interest	22,315	20,224	21,196	22,485
Minority interest, net	—	—	(40)	(2)

Net income	$22,315	$20,224	$21,236	$22,487

Weighted average number of common shares outstanding—basic	36,704	36,999	37,096	37,144

Weighted average number of common shares outstanding—diluted	38,101	38,599	39,023	38,762

Net income per common share—basic:	$0.61	$0.55	$0.57	$0.61

Net income per common share—diluted:	$0.59	$0.52	$0.54	$0.58

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. Selected Quarterly Financial Data (Unaudited) (Continued)

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Fiscal Year Ended December 31, 2007
Net revenue	$487,004	$452,868	$558,076	$658,005

Cost and expenses:
Cost of care	308,819	279,218	369,008	452,058
Cost of goods sold	34,117	36,594	37,341	41,533
Direct service costs and other operating expenses(2)	97,875	98,139	102,468	105,521
Depreciation and amortization	13,652	13,505	14,393	15,974
Interest expense	1,852	1,604	1,571	1,359
Interest income	(5,187)	(5,519)	(6,434)	(6,696)

	451,128	423,541	518,347	609,749

Income from continuing operations before income taxes and minority interest	35,876	29,327	39,729	48,256
Provision for income taxes	14,907	12,311	14,712	16,739

Income from continuing operations before minority interest	20,969	17,016	25,017	31,517
Minority interest, net	—	192	(47)	216

Net income	$20,969	$16,824	$25,064	$31,301

Weighted average number of common shares outstanding—basic	38,231	38,842	39,193	39,485

Weighted average number of common shares outstanding—diluted	39,264	39,838	39,849	40,380

Net income per common share—basic:	$0.55	$0.43	$0.64	$0.79

Net income per common share—diluted:	$0.53	$0.42	$0.63	$0.78

(1)
Includes stock compensation expense of $5,500, $6,594, $8,939 and $12,958 for the quarters ended March 31, June 30, September 30, and December 31, 2006, respectively.

(2)
Includes stock compensation expense of $6,787, $7,703, $8,172 and $7,332 for the quarters ended March 31, June 30, September 30, and December 31, 2007, respectively.

MAGELLAN HEALTH SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition		Deduction		Balance at End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts	$2,107	$660	(3)	$(230)	(1)	$—		$(95)	(2)	$2,442
Year ended December 31, 2006:
Allowance for doubtful accounts	2,442	296	(3)	(1,043)	(1)	—		(193)	(2)	1,502
Year Ended December 31, 2007
Allowance for doubtful accounts	1,502	217	(3)	(588	)(1)	261	(4)	(75	)(2)	1,317

(1)
Recoveries of accounts receivable previously written off.

(2)
Accounts written off.

(3)
Bad debt expense.

(4)
To establish a reserve on pre-acquisition balances of ICORE Healthcare LLC.

S-1

QuickLinks

MAGELLAN HEALTH SERVICES, INC. REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2007 Table of Contents
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES (In thousands, except per share amounts)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting The Board of Directors and Stockholders of Magellan Health Services, Inc.
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits, Financial Statement Schedule and Additional Information
SIGNATURES
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
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
MAGELLAN HEALTH SERVICES, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)