Form 10-Q
period 2008-03-31
MAGELLAN HEALTH SERVICES INC
filed 2008-05-02
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MarkOne)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares of the registrant's Ordinary Common Stock outstanding as of March 31, 2008 was 40,487,590.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2007	March 31, 2008
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$312,372	$332,779
Restricted cash	252,763	263,197
Accounts receivable, less allowance for doubtful accounts of $1,317 and $1,673 at December 31, 2007 and March 31, 2008, respectively	66,356	81,419
Short-term investments (restricted investments of $12,962 and $24,309 at December 31, 2007 and March 31, 2008, respectively)	54,145	36,778
Deferred income taxes	75,273	75,273
Other current assets (restricted deposits of $19,388 and $17,672 at December 31, 2007 and March 31, 2008, respectively)	42,183	37,239

Total Current Assets	803,092	826,685
Property and equipment, net	105,735	101,389
Long-term investments—restricted	2,430	1,999
Deferred income taxes	90,618	81,805
Other long-term assets	6,197	5,799
Goodwill	367,872	367,872
Other intangible assets, net	59,179	57,038

Total Assets	$1,435,123	$1,442,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,952	$21,620
Accrued liabilities	79,699	67,976
Medical claims payable	162,666	160,525
Other medical liabilities	93,573	90,036
Current maturities of long-term debt and capital lease obligations	13,969	9,678

Total Current Liabilities	375,859	349,835
Long-term debt and capital lease obligations	—	43
Deferred credits and other long-term liabilities	150,433	152,087
Minority interest	599	600

Total Liabilities	526,891	502,565

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2007 and March 31, 2008—Issued and outstanding—40,157 shares and 40,488 shares at December 31, 2007 and March 31, 2008, respectively	402	405
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	539,374	553,931
Retained earnings	363,047	380,291
Warrants outstanding	5,384	5,384
Accumulated other comprehensive income	25	11

Total Stockholders' Equity	908,232	940,022

Total Liabilities and Stockholders' Equity	$1,435,123	$1,442,587

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands, except per share amounts)

	2007	2008
Net revenue	$487,004	$650,290

Cost and expenses:
Cost of care	308,819	454,074
Cost of goods sold	34,117	46,824
Direct service costs and other operating expenses (1)	97,875	109,748
Depreciation and amortization	13,652	14,374
Interest expense	1,852	1,215
Interest income	(5,187)	(5,493)

	451,128	620,742

Income from continuing operations before income taxes and minority interest	35,876	29,548
Provision for income taxes	14,907	12,303

Income from continuing operations before minority interest	20,969	17,245
Minority interest, net	—	1

Net income	20,969	17,244
Other comprehensive income (loss)	5	(14)

Comprehensive income	$20,974	$17,230

Weighted average number of common shares outstanding—basic (See Note B)	38,231	39,736

Weighted average number of common shares outstanding—diluted (See Note B)	39,264	40,340

Net income per common share—basic:	$0.55	$0.43

Net income per common share—diluted:	$0.53	$0.43

(1)
Includes stock compensation expense of $6,787 and $12,018 for the three months ended March 31, 2007 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2007	2008
Cash flows from operating activities:
Net income	$20,969	$17,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,652	14,374
Non-cash interest expense	347	573
Non-cash stock compensation expense	6,787	12,018
Non-cash income tax expense	13,973	10,586
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(15,488)	(10,435)
Accounts receivable, net	(4,944)	(15,063)
Other assets	(100)	4,997
Accounts payable and accrued liabilities	(10,767)	(15,778)
Medical claims payable and other medical liabilities	21,799	(5,532)
Other	(107)	(537)

Net cash provided by operating activities	46,121	12,447

Cash flows from investing activities:
Capital expenditures	(5,416)	(7,979)
Acquisitions and investments in businesses, net of cash acquired	(5,271)	(425)
Purchase of investments	(33,278)	(35,013)
Maturity of investments	35,580	53,130

Net cash (used in) provided by investing activities	(8,385)	9,713

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(7,801)	(4,307)
Proceeds from exercise of stock options and warrants	15,615	4,010
Other	(333)	(1,456)

Net cash provided by (used in) financing activities	7,481	(1,753)

Net increase in cash and cash equivalents	45,217	20,407
Cash and cash equivalents at beginning of period	163,737	312,372

Cash and cash equivalents at end of period	$208,954	$332,779

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2007 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2008.

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. The Company provides services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company's business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

        Managed Behavioral Healthcare.    The Company's managed behavioral healthcare business is composed of two of the Company's segments, each as described further below. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

itself of these facilities over a two year period pursuant to a schedule as set forth in the Maricopa Contract.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

          Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass either risk-based or ASO arrangements or both. This segment contains the operating segments previously defined as the Managed Behavioral Healthcare Health Plan Segment ("Health Plan") and the Managed Behavioral Healthcare Employer segment ("Employer"). Prior period balances have been reclassified to reflect this change. The Company now considers Commercial as one segment and it is managed as such.

          Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements.

        Radiology Benefits Management.    The Company's Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. The Company also offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007.

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

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 ("SFAS 157"), which provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to elect to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of the Company's existing financial instruments on January 1, 2008 and has not determined whether or not the Company will elect this option for any eligible financial instruments the Company acquires in the future.

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

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $444.9 million and $593.3 million for the three months ended March 31, 2007 and 2008, respectively.

Cost-Plus Contracts

        The Company has certain cost-plus contracts with customers in which the Company recognizes revenue as costs are incurred and as services are performed. Revenues from cost-plus contracts approximated $7.7 million and $7.2 million for the three months ended March 31, 2007 and 2008, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $30.6 million for the three months ended March 31, 2008.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

Distribution Revenue

        The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete: the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may not return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $37.9 million and $50.0 million for the three months ended March 31, 2007 and 2008, respectively.

Performance-based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $2.1 million and $3.9 million for the three months ended March 31, 2007 and 2008, respectively.

Significant Customers

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and with subsidiaries of WellPoint, Inc. ("WellPoint") each generated revenues that exceeded, in the aggregate, ten percent of revenues for the consolidated Company for the three months ended March 31, 2007. The Company's Maricopa Contract and contracts with TennCare each generated revenues that exceeded, in the aggregate, ten percent of revenues for the consolidated Company for the three months ended March 31, 2008. Revenues from the Company's contracts with TennCare and WellPoint each exceeded ten percent of managed behavioral healthcare net revenues for the three months ended March 31, 2007 and revenues from the Company's Maricopa Contract and contracts with TennCare each exceeded ten percent of managed behavioral healthcare net revenues for the three months ended March 31, 2008. The Company's contracts with subsidiaries of WellPoint generated revenues that exceeded, in the aggregate, ten percent of radiology benefits management net revenues for the three months ended March 31, 2007 and 2008.

        The Maricopa Contract, which began September 1, 2007, generated revenue of $149.5 million for the three months ended March 31, 2008.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

        As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals ("RFPs") for the management of the integrated delivery of behavioral and physical medical care to the region. The Company continues to manage behavioral healthcare services for approximately 19,000 children in the Middle Grand Region enrolled in TennCare's Select, DCS Custody and SSI Children categories on substantially the same terms previously applicable to the entire region. Additionally, the Company continues to manage behavioral healthcare services for approximately 10,000 adults in the Middle Grand Region on substantially the same basis, continuing only until TennCare disenrolls them as a result of eligibility changes that were enacted in late 2005.

        In January 2008 TennCare issued an RFP for the management by managed care organizations of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the East Grand and West Grand Regions. TennCare had indicated that it intended to award contracts to at least two managed care organizations in each of the East Grand and West Grand Regions. The Company bid with Coventry Health Care, Inc. ("Coventry") on the RFP through a subcontract agreement under which the Company would manage the behavioral healthcare benefits for any contract awarded to Coventry pursuant to the RFP. On April 22, 2008, the State announced the winning bidders to the RFP process, which did not include the bid prepared by Coventry and the Company. Accordingly, the Company will not be providing services in the East Grand and West Grand regions after the implementation dates for the new TennCare contracts, which the State has announced are November 1, 2008 for the West Grand Region and January 1, 2009 for the East Grand Region. While it is possible that the Company will continue to manage TennCare's Select, DCS Custody and SSI Children in the East Grand and West Grand regions as well as in the Middle Grand Region, there can be no assurance that TennCare will continue to contract with the Company for management of benefits for such recipients. The Company recorded revenue of $103.5 million and $70.8 million during the three months ended March 31, 2007 and 2008, respectively, from its TennCare contracts. Total revenue derived under the Company's current contracts from TennCare enrollees residing in the East Grand and West Grand regions amounted to approximately $31.8 million and $27.6 million, respectively, and $35.1 million and $24.7 million, respectively, for the three months ended March 31, 2007 and 2008, respectively, excluding revenues associated with the programs for children referred to above.

        Total revenue from the Company's contracts with WellPoint was $53.6 million and $51.6 million during the three months ended March 31, 2007 and 2008, respectively, including radiology benefits management revenue of $3.8 million and $42.0 million, during the three months ended March 31, 2007 and 2008, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated revenue of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated revenue of $21.2 million during the three months ended March 31, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract originally had a three-year term through June 30, 2010, and cannot be terminated early, except for

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

cause, as defined in the agreement. The term of this risk contract has been extended through December 31, 2010. The Company's other radiology benefits management contracts with WellPoint generated $4.6 million of revenue for the three months ended March 31, 2008. Substantially all of this amount relates to contracts that have terms through various dates in 2008.

        The Company derives a significant portion of its managed behavioral healthcare revenue from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $64.1 million and $71.3 million for the three months ended March 31, 2007 and 2008, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues in the Company's radiology benefits management business for the three months ended March 31, 2007. Such customer generated $1.4 million of net revenues for the three months ended March 31, 2007.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues in the Company's radiology benefits management business for the three months ended March 31, 2008. Such customer generated $24.9 million of net revenues for the three months ended March 31, 2008.

        Included in the Company's specialty pharmaceutical management business are four customers that each exceeded ten percent of the net revenues for this line of business for the three months ended March 31, 2007. The four customers generated $15.4 million, $8.6 million, $6.3 million and $5.9 million of net revenues in 2007.

        Included in the Company's specialty pharmaceutical management business are five customers that each exceeded ten percent of the net revenues for this line of business for the three months ended March 31, 2008. The five customers generated $17.1 million, $13.6 million, $7.5 million, $7.2 million and $7.1 million of net revenues in 2008.

Fair Value Measurements

        The Company adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under generally accepted accounting practices, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.

        The Company has various financial instruments that must be measured under the new fair value standard including investments, which consist primarily of U.S. Government securities, obligations of government-sponsored enterprises, corporate debt securities and certificates of deposit. The Company currently does not have non-financial assets and non-financial liabilities that are required to be

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

measured at fair value on a recurring basis. Pursuant to SFAS 157, financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

        Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

        Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

        Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company's data.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of March 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents (1)	$—	$264,554	$—	$264,554
Restricted Cash (2)	—	180,804	—	180,804
Investments:
U.S. Government securities	5,767	—	—	5,767
Obligations of government-sponsored enterprises (3)	—	17,000	—	17,000
Corporate debt securities	—	15,790	—	15,790
Certificates of deposit	—	220	—	220

	$5,767	$478,368	$—	$484,135

(1)
Excludes $68.2 million of cash held in bank accounts by the Company.

(2)
Excludes $82.4 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

Income Taxes

        The Company's effective income tax rate was 41.6 percent for the three months ended March 31, 2007 and 2008. This rate differs from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The Company is no longer subject to additional U.S. federal taxes for years ended prior to December 31, 2004, although the Company's federal net operating loss carryovers ("NOLs") from such prior years remain subject to examination by the Internal Revenue Service ("IRS"). With few exceptions, the Company is also no longer subject to additional state or local income taxes for years ended prior to December 31, 2004.

Stock Compensation

        The Company measures stock compensation under SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). At December 31, 2007 and March 31, 2008, the Company had equity-based employee incentive plans, which are described more fully in Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Under SFAS 123R, the Company recorded stock compensation expense of $6.8 million and $12.0 million for the three months ended March 31, 2007 and 2008, respectively. Stock compensation expense recognized in the condensed consolidated statements of income for the three months ended March 31, 2007 and 2008 has been reduced for estimated forfeitures, estimated at two percent.

        The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2008 was $11.58 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 28.4 percent based on the historical volatility of the Company's stock price.

        SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In the three months ended March 31, 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of NOLs, and thus there were no such financing cash flows reported. In the three months ended March 31, 2008, approximately $0.1 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. Significantly all of this amount was reflected as an increase to additional paid in capital, with the remainder recorded as an increase to tax contingencies.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the three months ended March 31, 2008 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,059,096	$36.68
Granted	167,529	43.59
Cancelled	(54,646)	40.47
Exercised	(251,362)	15.95

Outstanding, end of period	3,920,617	38.26

Vested and expected to vest at end of period	3,864,257	38.22

Exercisable, end of period	2,095,156	$36.38

        All of the Company's options granted during the three months ended March 31, 2008 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	601,384	$43.25
Awarded	606	46.52
Vested	(28,877)	34.54
Forfeited	(620)	34.57

Outstanding, ending of period	572,493	$43.70

        Summarized information related to the Company's nonvested restricted stock units for the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	219,736	$40.57
Awarded	1,500	41.98
Vested	(115,244)	40.45
Forfeited	(1,702)	40.45

Outstanding, ending of period	104,290	$40.72

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

        Restricted stock awards and restricted stock units granted during the three months ended March 31, 2008 vest ratably on each anniversary date over the three years subsequent to grant.

        During the three months ended March 31, 2008, three outstanding warrants were exercised.

        On February 27, 2008 the board of directors of the Company approved the 2008 Management Incentive Plan ("2008 MIP") and recommended it be submitted for approval by the Company's shareholders at the 2008 Annual Meeting of shareholders. The 2008 MIP is similar to the 2006 Management Incentive Plan ("2006 MIP") and the 2003 Management Incentive Plan ("2003 MIP"). The board of directors also authorized a total of up to 4.5 million shares of the Company's Common Stock, or such lesser number of shares as shall be determined by the compensation committee of the board, to be available for issuance pursuant to the 2008 MIP. Each restricted stock unit or share of restricted stock issued under the 2008 MIP shall be counted as 1.9 option shares for the purpose of calculating shares awarded and shares remaining available for grant pursuant to the 2008 MIP. The 2008 MIP also provides that no further awards are to be made under the 2006 MIP, the 2003 MIP or the Director Plan, and any equity awards remaining available for issuance under such plans, including any forfeitures or other recapture of equity awards previously made under such plans, will be available for grant under the 2008 MIP. The 2008 MIP, unlike the 2006 MIP and the 2003 MIP, also permits the grant of performance based cash bonus awards to eligible employees and the grant of equity to directors of the Company.

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

        The Compensation Committee also intends to grant to the lead director and to each independent member of the board on May 20, 2008 (the date of the 2008 Annual Meeting of Shareholders), that number of shares of restricted stock of the Company determined by dividing $125,000 by the closing price of a share of the Company's Common Stock on NASDAQ on May 20, 2008. In addition, the Compensation Committee intends to grant to the chairman of the board on May 20, 2008, that number of shares of restricted stock of the Company determined by dividing $500,000 by the closing price of a share of the Company's Common Stock on NASDAQ on May 20, 2008. Such shares of restricted stock to be granted to independent members of the board will vest on May 20, 2009.

        The options and restricted stock units to be awarded to members of management and the directors as described above are subject to and conditioned upon shareholder approval of the 2008 MIP at the 2008 Annual Meeting of Shareholders of the Company. As such, these awards are not effectively granted nor has any stock compensation expense been recorded until such shareholders approve the 2008 MIP.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE A—General (Continued)

Long Term Debt and Capital Lease Obligations

        The Company's credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the "Credit Agreement") provides for a Term Loan Facility, a Revolving Loan Facility and a Credit-Linked facility. At March 31, 2008, the annual interest rate on borrowings under the Term Loan Facility due through 2008 was 4.57 percent and the annual interest rate on the Company's capital lease obligations due through 2008 was 4.36 percent to 7.17 percent. The Term Loan Facility was repaid in full on April 1, 2008.

        On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provides for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "New Credit Facility"). On April 30, 2008, the Credit Agreement was terminated. Borrowings under the New Credit Facility will mature on April 29, 2009. The New Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the New Credit Facility, the annual interest rate on Revolving Loan borrowings bear interest at a rate equal to the sum of (i) a borrowing margin of 1.00 percent plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 1.125 percent. The commitment commission on the New Credit Facility will be 0.375 percent of the unused Revolving Loan Commitment.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2008
Numerator:
Net income	$20,969	$17,244

Denominator:
Weighted average number of common shares outstanding—basic	38,231	39,736
Common stock equivalents—stock options	839	394
Common stock equivalents—warrants	156	167
Common stock equivalents—restricted stock	16	7
Common stock equivalents—restricted stock units	22	36
Common stock equivalents—employee stock purchase plan	—	—

Weighted average number of common shares outstanding—diluted	39,264	40,340

Net income per common share—basic	$0.55	$0.43

Net income per common share—diluted	$0.53	$0.43

        The weighted average number of common shares outstanding for the three months ended March 31, 2007 and 2008 was calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2007 and 2008 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended March 31, 2007	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$209,813	$224,374	$10,731	$42,086	$—	$487,004
Cost of care	(112,599)	(196,220)	—	—	—	(308,819)
Cost of goods sold	—	—	—	(34,117)	—	(34,117)
Direct service costs	(42,134)	(9,959)	(10,961)	(4,619)	—	(67,673)
Other operating expenses	—	—	—	—	(30,202)	(30,202)
Stock compensation expense (1)	508	211	462	2,052	3,554	6,787

Segment profit (loss)	$55,588	$18,406	$232	$5,402	$(26,648)	$52,980

Three Months Ended March 31, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$159,603	$358,238	$75,499	$56,950	$—	$650,290
Cost of care	(81,573)	(323,174)	(49,327)	—	—	(454,074)
Cost of goods sold	—	—	—	(46,824)	—	(46,824)
Direct service costs	(37,425)	(16,623)	(13,100)	(5,920)	—	(73,068)
Other operating expenses	—	—	—	—	(36,680)	(36,680)
Stock compensation expense (1)	423	174	505	2,104	8,812	12,018

Segment profit (loss)	$41,028	$18,615	$13,577	$6,310	$(27,868)	$51,662

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,
	2007	2008
Segment profit	$52,980	$51,662
Stock compensation expense	(6,787)	(12,018)
Depreciation and amortization	(13,652)	(14,374)
Interest expense	(1,852)	(1,215)
Interest income	5,187	5,493

Income from continuing operations before income taxes and minority interest	$35,876	$29,548

NOTE D—Commitments and Contingencies

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. ("Magellan"), and its majority-owned subsidiaries and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company") should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission ("SEC") on February 29, 2008.

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

  •
  the Company's ability to accurately predict and control healthcare costs, and to properly price the Company's services;

  •
  the Company's dependence on government spending for managed healthcare, including changes in federal, state and local healthcare policies;

  •
  restrictive covenants in the Company's debt instruments;

  •
  present or future state regulations and contractual requirements that the Company provide financial assurance of its ability to meet its obligations;

  •
  the impact of the competitive environment in the managed healthcare services industry which may limit the Company's ability to maintain or obtain contracts, as well as to its ability to maintain or increase its rates;

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

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2007. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. The Company provides services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company's business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

        Managed Behavioral Healthcare.    The Company's managed behavioral healthcare business is composed of two of the Company's segments, each as described further below. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period pursuant to a schedule as set forth in the Maricopa Contract.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

          Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass either risk-based or ASO arrangements or both. This segment contains the operating segments previously defined as the Managed Behavioral Healthcare Health Plan Segment ("Health Plan") and the Managed Behavioral Healthcare Employer segment ("Employer"). Prior period balances have been reclassified to reflect this change. The Company now considers Commercial as one segment and it is managed as such. As of March 31, 2008, Commercial's covered lives were 4.3 million, 14.4 million and 20.6 million for risk-based, EAP and ASO products, respectively. For the three months ended March 31, 2008, Commercial's revenue was $102.2 million, $25.7 million and $31.7 million for risk-based, EAP and ASO products, respectively.

          Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of March 31, 2008, Public Sector's covered lives were 2.1 million and 0.2 million for risk-based and ASO products, respectively. For the three months ended March 31, 2008, Public Sector's revenue was $357.2 million and $1.0 million for risk-based and ASO products, respectively.

        Radiology Benefits Management.    The Company's Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. The Company has bid and may bid in the future on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company won one Medicaid contract last year; however, its implementation has been postponed by the agency. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007. As of March 31, 2008, covered lives for Radiology Benefits Management were 2.3 million and 18.4 million for risk-based and ASO products, respectively. For the three months ended March 31, 2008, revenue for Radiology Benefits Management was $59.7 million and $15.8 million for risk-based and ASO products, respectively.

        Specialty Pharmaceutical Management.    The Company's Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) distributing specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. The Company's Specialty Pharmaceutical Management segment had contracts with 30 health plans as of March 31, 2008.

        Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and with subsidiaries of WellPoint, Inc. ("WellPoint") each generated revenues that exceeded, in the aggregate, ten percent of revenues for the consolidated Company for the three months ended March 31, 2007. The Company's Maricopa Contract and contracts with TennCare each generated revenues that exceeded, in the aggregate, ten percent of revenues for the consolidated Company for the three months ended March 31, 2008. Revenues from the Company's contracts with TennCare and WellPoint each exceeded ten percent of managed behavioral healthcare net revenues for the three months ended March 31, 2007 and revenues from the Company's Maricopa Contract and contracts with TennCare each exceeded ten percent of managed behavioral healthcare net revenues for the three months ended March 31, 2008. The Company's contracts with subsidiaries of WellPoint generated revenues that exceeded, in the aggregate, ten percent of radiology benefits management net revenues for the three months ended March 31, 2007 and 2008.

        The Maricopa Contract, which began September 1, 2007, generated revenue of $149.5 million for the three months ended March 31, 2008.

        The Company provides managed behavioral healthcare services for TennCare through contracts that extend through June 30, 2008. The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions.

        As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals ("RFPs") for the management of the integrated delivery of behavioral and physical medical care to the region. The Company continues to manage behavioral healthcare services for approximately 19,000 children in the Middle Grand Region enrolled in TennCare's Select, DCS Custody and SSI Children categories on substantially the same terms previously applicable to the entire region. Additionally, the Company continues to manage behavioral healthcare services for approximately 10,000 adults in the Middle Grand Region on substantially the same basis, continuing only until TennCare disenrolls them as a result of eligibility changes that were enacted in late 2005.

        In January 2008 TennCare issued an RFP for the management by managed care organizations of the integrated delivery of behavioral and physical medical care to TennCare enrollees in the East Grand and West Grand Regions. TennCare had indicated that it intended to award contracts to at least two managed care organizations in each of the East Grand and West Grand Regions. The Company bid with Coventry Health Care, Inc. ("Coventry") on the RFP through a subcontract agreement under which the Company would manage the behavioral healthcare benefits for any contract awarded to Coventry pursuant to the RFP. On April 22, 2008, the State announced the winning bidders to the RFP process, which did not include the bid prepared by Coventry and the Company. Accordingly, the Company will not be providing services in the East Grand and West Grand regions after the implementation dates for the new TennCare contracts, which the State has announced are November 1, 2008 for the West Grand Region and January 1, 2009 for the East Grand Region. While it is possible that the Company will continue to manage TennCare's Select, DCS Custody and SSI Children in the

East Grand and West Grand regions as well as in the Middle Grand Region, there can be no assurance that TennCare will continue to contract with the Company for management of benefits for such recipients. The Company recorded revenue of $103.5 million and $70.8 million during the three months ended March 31, 2007 and 2008, respectively, from its TennCare contracts. Total revenue derived under the Company's current contracts from TennCare enrollees residing in the East Grand and West Grand regions amounted to approximately $31.8 million and $27.6 million, respectively, and $35.1 million and $24.7 million, respectively, for the three months ended March 31, 2007 and 2008, respectively, excluding revenues associated with the programs for children referred to above.

        Total revenue from the Company's contracts with WellPoint was $53.6 million and $51.6 million during the three months ended March 31, 2007 and 2008, respectively, including radiology benefits management revenue of $3.8 million and $42.0 million, during the three months ended March 31, 2007 and 2008, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated revenue of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated revenue of $21.2 million during the three months ended March 31, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract originally had a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The term of this risk contract has been extended through December 31, 2010. The Company's other radiology benefits management contracts with WellPoint generated $4.6 million of revenue for the three months ended March 31, 2008. Substantially all of this amount relates to contracts that have terms through various dates in 2008.

        The Company derives a significant portion of its managed behavioral healthcare revenue from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties"). Although these are separate contracts with individual counties, they all pertain to the Pennsylvania Medicaid program. Revenues from the Pennsylvania Counties in the aggregate totaled $64.1 million and $71.3 million for the three months ended March 31, 2007 and 2008, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues in the Company's radiology benefits management business for the three months ended March 31, 2007. Such customer generated $1.4 million of net revenues for the three months ended March 31, 2007.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues in the Company's radiology benefits management business for the three months ended March 31, 2008. Such customer generated $24.9 million of net revenues for the three months ended March 31, 2008.

        Included in the Company's specialty pharmaceutical management business are four customers that each exceeded ten percent of the net revenues for this line of business for the three months ended March 31, 2007. The four customers generated $15.4 million, $8.6 million, $6.3 million and $5.9 million of net revenues in 2007.

        Included in the Company's specialty pharmaceutical management business are five customers that each exceeded ten percent of the net revenues for this line of business for the three months ended March 31, 2008. The five customers generated $17.1 million, $13.6 million, $7.5 million, $7.2 million and $7.1 million of net revenues in 2008.

Off-Balance Sheet Arrangements

        The Company does not maintain any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's finances that is material to investors.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Except as noted below, the Company's critical accounting policies are summarized in the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2008.

Income Taxes

        The Company's effective income tax rate was 41.6 percent for the three months ended March 31, 2007 and 2008. This rate differs from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The Company is no longer subject to additional U.S. federal taxes for years ended prior to December 31, 2004, although the Company's federal NOLs from such prior years remain subject to examination by the Internal Revenue Service ("IRS"). With few exceptions, the Company is also no longer subject to additional state or local income taxes for years ended prior to December 31, 2004.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended March 31, 2007	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$209,813	$224,374	$10,731	$42,086	$—	$487,004
Cost of care	(112,599)	(196,220)	—	—	—	(308,819)
Cost of goods sold	—	—	—	(34,117)	—	(34,117)
Direct service costs	(42,134)	(9,959)	(10,961)	(4,619)	—	(67,673)
Other operating expenses	—	—	—	—	(30,202)	(30,202)
Stock compensation expense (1)	508	211	462	2,052	3,554	6,787

Segment profit (loss)	$55,588	$18,406	$232	$5,402	$(26,648)	$52,980

Three Months Ended March 31, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$159,603	$358,238	$75,499	$56,950	$—	$650,290
Cost of care	(81,573)	(323,174)	(49,327)	—	—	(454,074)
Cost of goods sold	—	—	—	(46,824)	—	(46,824)
Direct service costs	(37,425)	(16,623)	(13,100)	(5,920)	—	(73,068)
Other operating expenses	—	—	—	—	(36,680)	(36,680)
Stock compensation expense (1)	423	174	505	2,104	8,812	12,018

Segment profit (loss)	$41,028	$18,615	$13,577	$6,310	$(27,868)	$51,662

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,
	2007	2008
Segment profit	$52,980	$51,662
Stock compensation expense	(6,787)	(12,018)
Depreciation and amortization	(13,652)	(14,374)
Interest expense	(1,852)	(1,215)
Interest income	5,187	5,493

Income from continuing operations before income taxes and minority interest	$35,876	$29,548

Quarter ended March 31, 2008 ("Current Year Quarter"), compared to the quarter ended March 31, 2007 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 23.9 percent or $50.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $64.5 million, which decrease was partially offset by increased membership from existing customers of $6.5 million, favorable retroactive membership and rate adjustments of $3.9 million recorded in the Current Year Quarter, favorable rate changes of $2.0 million, revenue from new contracts implemented after (or during) the Prior Year Quarter of $1.5 million, and other net favorable variances of $0.4 million.

Cost of Care

        Cost of care decreased by 27.6 percent or $31.0 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $42.0 million and favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $3.4 million, which decreases were partially offset by unfavorable prior period medical claims development recorded in the Current Year Quarter of $5.6 million, increased membership from existing customers of $2.8 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $1.7 million, and care trends and other net variances of $4.3 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 71.9 percent in the Prior Year Quarter to 73.8 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 11.2 percent or $4.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs increased as a percentage of revenue from 20.1 percent in the Prior Year Quarter to 23.4 percent in the Current Year Quarter. The increase in the percentage of direct service costs in relation to revenue is mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 59.7 percent or $133.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue from new customers implemented after (or during) the Prior Year Quarter of $155.7 million, net favorable rate changes of $9.5 million (including $3.6 million of retroactive rate changes recorded in the Current Year Quarter), and other net favorable variances of $0.9 million, which increases were partially offset by a net loss of membership in connection with the Middle Grand Region of TennCare of $32.2 million.

Cost of Care

        Cost of care increased by 64.7 percent or $127.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to care associated with new customers of $145.7 million, care associated with rate changes for contracts with minimum cost of care requirements of $9.6 million (including $3.1 million of care recorded in the Current Year Quarter associated with retroactive rate changes), favorable prior period medical claims development recorded in the Prior Year Quarter of $2.1 million, and unfavorable prior period medical claims development recorded in the

Current Year Quarter of $1.2 million, which increases were partially offset by the net loss of membership in connection with the Middle Grand Region of TennCare of $26.5 million and care trends and other net variances of $5.1 million. Cost of care increased as a percentage of risk revenue from 87.9 percent in the Prior Year Quarter to 90.5 percent in the Current Year Quarter mainly due to business mix and net unfavorable care development.

Direct Service Costs

        Direct service costs increased by 66.9 percent or $6.7 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is primarily due to costs associated with new business. Direct service costs increased as a percentage of revenue from 4.4 percent for the Prior Year Quarter to 4.6 percent in the Current Year Quarter mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 603.6 percent or $64.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to the conversion of an ASO contract to a risk contract of $36.8 million, revenue from new customers implemented after (or during) the Prior Year Quarter of $25.4 million, higher net favorable performance guarantee revenue of $2.1 million (including $1.7 million of retroactive performance guarantee revenue recorded in the Current Year Quarter), increased membership from existing customers of $1.0 million, and other net favorable variances of $0.5 million, which increases were partially offset by terminated contracts of $1.0 million.

Cost of Care

        Cost of care was $49.3 million for the Current Year Quarter. The Current Year Quarter includes favorable prior period medical claims development of $1.1 million. In the Prior Year Quarter, Radiology Benefits Management did not have any risk-based contracts. Cost of care as a percentage of risk revenue was 82.6 percent in the Current Year Quarter.

Direct Service Costs

        Direct service costs increased by 19.5 percent or $2.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to additional costs incurred to support the new risk contract which was implemented in the second quarter of the prior year. As a percentage of revenue, direct service costs decreased from 102.1 percent in the Prior Year Quarter to 17.4 percent in the Current Year Quarter, mainly due to the additional revenue provided by the risk-based contracts in the Current Year Quarter.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 35.3 percent or $14.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased distribution activity from new and existing customers of $12.7 million, increased consulting and rebate revenue of $1.9 million (including $0.6 million of retroactive rebate revenue recorded in the Current Year Quarter) and other net favorable variances of $0.3 million.

Cost of Goods Sold

        Cost of goods sold increased by 37.2 percent or $12.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased distribution activity from new and existing customers of $12.2 million and other net unfavorable variances of $0.5 million. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold increased from 90.1 percent in the Prior Year Quarter to 93.6 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 28.2 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 11.0 percent in the Prior Year Quarter to 10.4 percent in the Current Year Quarter.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 21.4 percent or $6.5 million from the Prior Year Quarter to the Current Year Quarter. The increase results primarily from current year expenses incurred pursuant to the former Chief Executive Officer's employment agreement in relation to his service to the Company ending of $10.1 million (including $5.4 million of stock compensation expense related to the acceleration of vesting for certain equity awards), which increase was partially offset by expenses in the Prior Year Quarter related to bid proposals of $1.5 million and other net favorable variances of $2.1 million. As a percentage of total net revenue, other operating expenses decreased from 6.2 percent for the Prior Year Quarter to 5.6 percent for the Current Year Quarter, primarily due to business mix and the increased revenue from the radiology risk contracts and the Maricopa Contract.

Depreciation and Amortization

        Depreciation and amortization expense increased by 5.3 percent or $0.7 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions since the Prior Year Quarter, inclusive of assets related to the Maricopa Contract, partially offset by a decrease in amortization expense due to an intangible asset which became fully amortized in the prior year.

Interest Expense

        Interest expense decreased by 34.4 percent or $0.6 million from the Prior Year Quarter to the Current Year Quarter, mainly due to reductions in outstanding debt balances as a result of scheduled payments and lower interest rates in the Current Year Quarter.

Interest Income

        Interest income increased by $0.3 million from the Prior Year Quarter to the Current Year Quarter, mainly due to an increase in average invested balances, partially offset by lower yields.

Income Taxes

        The Company's effective income tax rate was 41.6 percent in the Current Year Quarter, which is consistent with the Prior Year Quarter. This rate differs from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income.

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

        Care Trends.    The Company expects that the Commercial care trend factor for 2008 will be 5 to 7 percent, the Public Sector care trend factor for 2008 will be 3 to 5 percent and the Radiology Benefits Management care trend for 2008 will be 12 to 15 percent.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Agreement as of March 31, 2008, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $46.1 million and $12.4 million for the Prior Year Quarter and Current Year Quarter, respectively. The $33.7 million decrease in operating cash flows from the Prior Year Quarter to the Current Year Quarter is primarily due to the funding of restricted cash of $15.0 million during the Current Year Quarter for a risk radiology contract, the increase in restricted cash associated with the Company's regulated entities of $2.3 million, the run-out of net contract liabilities for terminated contracts of $10.2 million during the Current Year Quarter, the decrease in segment profit of $1.3 and other net unfavorable items of $4.9 million.

        Investing Activities.    The Company utilized $5.4 million and $8.0 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The majority of the increase in capital expenditures of $2.6 million is attributable to capital expenditures incurred during the Current Year Quarter of $1.5 million associated with the Maricopa Contract that commenced in September 2007. Most of the remainder of the capital expenditures for the Current Year Quarter and the majority of capital expenditures for the Prior Year Quarter related to management information systems and related equipment.

        During the Prior Year Quarter and Current Year Quarter, the Company received net cash of $2.3 million and $18.1 million, respectively, from the net maturity of "available-for-sale" investments. The Company's investments consist of U.S. government and agency securities, obligations of government-sponsored enterprises, corporate debt securities, money market funds and certificates of deposit.

        During the Prior Year Quarter and Current Year Quarter, the Company made working capital payments of $5.3 million and $0.4 million, respectively, related to the acquisition of ICORE Healthcare LLC ("ICORE"), with the payment made during the Current Year Quarter representing the final ICORE working capital payment.

        Financing Activities.    During the Prior Year Quarter, the Company repaid $6.3 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $1.5 million. In addition, the Company received $15.6 million from the exercise of stock options and warrants.

        During the Current Year Quarter, the Company repaid $4.2 million of indebtedness outstanding under the Credit Agreement and made payments on capital lease obligations of $0.1 million. In addition, the Company received $4.0 million from the exercise of stock options and warrants and had other net unfavorable items of $1.5 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During 2008, the Company expects to fund its capital expenditures with cash from operations. The Company estimates that it will spend approximately $22 million to $32 million of additional funds in 2008 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the revolving loan facility of the Credit Agreement for its operations, capital needs or debt service in 2008. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due.

        Off-Balance Sheet Arrangements.    As of March 31, 2008, the Company has no material off-balance sheet arrangements.

New Credit Facility

        On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provides for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "New Credit Facility"). On April 30, 2008, the Credit Agreement was terminated. Borrowings under the New Credit Facility will mature on April 29, 2009. The New Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the New Credit Facility, the annual interest rate on Revolving Loan borrowings bear interest at a rate equal to the sum of (i) a borrowing margin of 1.00 percent plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 1.125 percent. The commitment commission on the New Credit Facility will be 0.375 percent of the unused Revolving Loan Commitment.

        Restrictive Covenants in Debt Agreements.    The New Credit Facility contains covenants that limit management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        The New Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the New Credit Facility pursuant to its terms, would result in an event of default under the New Credit Facility. The New Credit Facility is guaranteed by most of the Company's subsidiaries and is secured by most of the Company's assets and the Company's subsidiaries' assets.

        Net Operating Loss Carryforwards.    The Company estimates that it had reportable federal NOLs as of December 31, 2007 of approximately $236.1 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        As of December 31, 2007, the Company's valuation allowances against deferred tax assets were $10.2 million, mostly for certain state NOLs and other state deferred tax assets. The amount of deferred tax assets considered realizable required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to elect to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of the Company's existing financial instruments on January 1, 2008 and has not determined whether or not the Company will elect this option for any eligible financial instruments the Company acquires in the future.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the Credit Agreement. Based on the Company's investment balances, and the borrowing levels under the Credit Agreement as of March 31, 2008, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of March 31, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

CFO Notifies Company of Intent to Resign

        The Company announced on May 2, 2008 that its Chief Financial Officer, Mark Demilio notified the Company that he plans to resign from the Company. Mr. Demilio has agreed to assist in the search for a new Chief Financial Officer and will remain employed as CFO until a replacement is identified and hired. He has also agreed to assist in the transition of the CFO role to the new CFO. Mr. Demilio and the Company have also agreed pursuant to a letter Agreement dated May 1, 2008 (the "Letter Agreement") that, in addition to the payments to him under his employment agreement dated January 5, 2004 in connection with a voluntary resignation, he will be paid a pro-rata bonus for his service in 2008 pursuant to the Company's 2008 Short Term Incentive Plan ("2008 STIP"), subject to the Company meeting required performance targets in the 2008 STIP. His bonus will be equal to the amount of funding of the Funding Pool attributable to the CFO as described in the 2008 STIP. Also, the vesting of Mr. Demilio's outstanding equity grants that would otherwise vest in the first quarter of 2009 will be accelerated and will vest upon his completion of service, provided that any equity awards subject to performance hurdles will not become exercisable unless and until such performance hurdles are met and provided further that if any such hurdle is not met by March 31, 2010 such equity awards will be forfeited. Other than as amended by the Letter Agreement, the terms of Mr. Demilio's Employment Agreement shall remain in force.

Company Enters Into New Credit Facility

        On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provides for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "New Credit Facility"). On April 30, 2008, the Credit Agreement was terminated. Borrowings under the New Credit Facility will mature on April 29, 2009. The New Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the New Credit Facility, the annual interest rate on Revolving Loan borrowings bear interest at a rate equal to the sum of (i) a borrowing margin of 1.00 percent plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 1.125 percent. The commitment commission on the New Credit Facility will be 0.375 percent of the unused Revolving Loan Commitment.

Item 6.    Exhibits

3.1	Bylaws of the Company as adopted on January 5, 2004, as amended through February 25, 2008.
4.1
$100,000,000 Senior Secured Letter of Credit/Revolving Credit Facilities Credit Agreement among Magellan Health Services, Inc., various lenders and Deutsche Bank AG, as administrative agent, dated as of April 30, 2008.
10.1	Amendment to the January 5, 2004 Employment Agreement, between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer of the Company, dated May 1, 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2008	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)
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
  Item 6. Exhibits
SIGNATURES