Form 10-Q
period 2008-06-30
MAGELLAN HEALTH SERVICES INC
filed 2008-07-31
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares of the registrant's Ordinary Common Stock outstanding as of June 30, 2008 was 40,630,451.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2007	June 30, 2008
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$312,372	$266,253
Restricted cash	252,763	215,264
Accounts receivable, less allowance for doubtful accounts of $1,317 and $1,642 at December 31, 2007 and June 30, 2008, respectively	66,356	82,574
Short-term investments (restricted investments of $12,962 and $71,516 at December 31, 2007 and June 30, 2008, respectively)	54,145	184,939
Deferred income taxes	75,273	75,273
Other current assets (restricted deposits of $19,388 and $19,264 at December 31, 2007 and June 30, 2008, respectively)	42,183	41,970

Total Current Assets	803,092	866,273
Property and equipment, net	105,735	97,705
Long-term investments—restricted	2,430	21,263
Deferred income taxes	90,618	75,000
Other long-term assets	6,197	5,048
Goodwill	367,872	367,826
Other intangible assets, net	59,179	54,897

Total Assets	$1,435,123	$1,488,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,952	$21,412
Accrued liabilities	79,699	83,826
Medical claims payable	162,666	164,363
Other medical liabilities	93,573	87,665
Current maturities of long-term debt and capital lease obligations	13,969	1,321

Total Current Liabilities	375,859	358,587
Long-term debt and capital lease obligations	—	39
Deferred credits and other long-term liabilities	150,433	156,863
Minority interest	599	698

Total Liabilities	526,891	516,187

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2007 and June 30, 2008—Issued and outstanding—40,157 shares and 40,630 shares at December 31, 2007 and June 30, 2008, respectively	402	406
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	539,374	564,107
Retained earnings	363,047	402,179
Warrants outstanding	5,384	5,384
Accumulated other comprehensive income (loss)	25	(251)

Total Stockholders' Equity	908,232	971,825

Total Liabilities and Stockholders' Equity	$1,435,123	$1,488,012

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net revenue	$452,868	$656,858	$939,872	$1,307,148

Cost and expenses:
Cost of care	279,218	458,090	588,037	912,164
Cost of goods sold	36,594	43,413	70,711	90,237
Direct service costs and other operating expenses(1)	98,139	106,483	196,014	216,231
Depreciation and amortization	13,505	14,523	27,157	28,897
Interest expense	1,604	1,017	3,456	2,232
Interest income	(5,519)	(3,716)	(10,706)	(9,209)

	423,541	619,810	874,669	1,240,552

Income from continuing operations before income taxes and minority interest	29,327	37,048	65,203	66,596
Provision for income taxes	12,311	15,101	27,218	27,404

Income from continuing operations before
minority interest	17,016	21,947	37,985	39,192
Minority interest, net	192	59	192	60

Net income	16,824	21,888	37,793	39,132
Other comprehensive loss	(13)	(262)	(8)	(276)

Comprehensive income	$16,811	$21,626	$37,785	$38,856

Weighted average number of common shares outstanding—basic (See Note B)	38,842	39,961	38,538	39,848

Weighted average number of common shares outstanding—diluted (See Note B)	39,838	40,307	39,553	40,323

Net income per common share—basic:	$0.43	$0.55	$0.98	$0.98

Net income per common share—diluted:	$0.42	$0.54	$0.96	$0.97

(1)
Includes stock compensation expense of $7,703 and $6,499 for the three months ended June 30, 2007 and 2008, respectively, and $14,490 and $18,517 for the six months ended June 30, 2007 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2007	2008
Cash flows from operating activities:
Net income	$37,793	$39,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,157	28,897
Non-cash interest expense	694	1,355
Non-cash stock compensation expense	14,490	18,517
Non-cash income tax expense	25,895	19,367
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(22,203)	37,500
Accounts receivable, net	3,233	(16,218)
Other assets	(3,206)	390
Accounts payable and accrued liabilities	(11,210)	11
Medical claims payable and other medical liabilities	17,404	(4,212)
Other	89	103

Net cash provided by operating activities	90,136	124,842

Cash flows from investing activities:
Capital expenditures	(12,675)	(16,687)
Acquisitions and investments in businesses, net of cash acquired	(5,277)	(425)
Purchase of investments	(45,665)	(203,745)
Maturity of investments	50,347	54,172

Net cash used in investing activities	(13,270)	(166,685)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(14,074)	(12,668)
Proceeds from exercise of stock options and warrants	23,762	5,603
Other	(333)	2,789

Net cash provided by (used in) financing activities	9,355	(4,276)

Net increase (decrease) in cash and cash equivalents	86,221	(46,119)
Cash and cash equivalents at beginning of period	163,737	312,372

Cash and cash equivalents at end of period	$249,958	$266,253

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE A—General (Continued)

        The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services, and (iii) employee assistance programs ("EAPs") where the Company provides short-term outpatient behavioral counseling services.

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

         Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's managed behavioral healthcare contracts encompass either risk-based or ASO arrangements or both. This segment contains the operating segments previously defined as the Managed Behavioral Healthcare Health Plan Segment ("Health Plan") and the Managed Behavioral Healthcare Employer segment ("Employer"). Prior period balances have been reclassified to reflect this change. The Company now considers Commercial as one segment and it is managed as such.

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

June 30, 2008

(Unaudited)

NOTE A—General (Continued)

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 ("SFAS 157"), which provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. The Company has not yet determined the impact on its consolidated financial statements, if any, from the adoption of SFAS 157, as it pertains to non-financial assets and non-financial liabilities.

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

June 30, 2008

(Unaudited)

NOTE A—General (Continued)

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $409.3 million and $854.2 million for the three and six months ended June 30, 2007, respectively, and $602.4 million and $1,195.8 million for the three and six months ended June 30, 2008, respectively.

Cost-Plus Contracts

        The Company has certain cost-plus contracts with customers in which the Company recognizes revenue as costs are incurred and as services are performed. Revenues from cost-plus contracts approximated $7.3 million and $15.0 million for the three and six months ended June 30, 2007, respectively, and $8.3 million and $15.5 million for the three and six months ended June 30, 2008, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE A—General (Continued)

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $30.6 million and $61.2 million for the three and six months ended June 30, 2008, respectively.

Distribution Revenue

        The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete: the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may not return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $38.7 million and $76.6 million for the three and six months ended June 30, 2007, respectively, and $46.9 million and $96.9 million for the three and six months ended June 30, 2008, respectively.

Performance-based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $1.1million and $3.2 million for the three and six months ended June 30, 2007, respectively, and $2.4 million and $6.3 million for the three and six months ended June 30, 2008, respectively.

Significant Customers

  Consolidated Company

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2007. In addition to TennCare, the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2008. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        The Maricopa Contract, which began September 1, 2007 and which extends through June 30, 2010, generated net revenues of $303.1 million for the six months ended June 30, 2008.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE A—General (Continued)

        The Company provides managed behavioral healthcare services for TennCare through contracts that extend through various dates. The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions will similarly be re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009. The Company continues to manage behavioral healthcare services for children enrolled in TennCare's Select, DCS Custody and SSI Children categories, as well as for certain out-of-state TennCare members pursuant to contracts that extend through June 30, 2009. The Company recorded net revenues of $174.8 million and $142.1 million for the six months ended June 30, 2007 and 2008, respectively, from its TennCare contracts. The portion of the total net revenues associated with the programs for children and out-of-state members referred to above was $23.1 million and $22.8 million for the six months ended June 30, 2007 and 2008, respectively.

        Total net revenues from the Company's contracts with WellPoint were $88.0 million and $100.6 million during the six months ended June 30, 2007 and 2008, respectively, including radiology benefits management revenue of $7.7 million and $84.1 million, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated net revenues of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated net revenues of $41.6 million during the six months ended June 30, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract originally had a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The term of this risk contract has been extended through December 31, 2010. The Company's other radiology benefits management contracts with WellPoint generated $7.9 million of net revenues for the six months ended June 30, 2008. Substantially all of this revenue relates to contracts that have terms through various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $131.1 million and $145.4 million for the six months ended June 30, 2007 and 2008, respectively.

  By Segment

        WellPoint generated greater than ten percent of net revenues for the Commercial segment for the six months ended June 30, 2007. Two other customers generated greater than ten percent of Commercial net revenues for the six months ended June 30, 2007 and 2008. The first customer has a contract that extends through December 31, 2010 and generated net revenues of $85.5 million and

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE A—General (Continued)

$104.5 million for the six months ended June 30, 2007 and 2008, respectively. The second customer has a contract that extends through June 30, 2009 and generated net revenues of $43.7 million and $44.4 million for the six months ended June 30, 2007 and 2008, respectively.

        In addition to TennCare for the six months ended June 30, 2007, one other customer generated greater than ten percent of the net revenues for the Public Sector segment for such period. This customer has a contract that extends through June 30, 2009 and generated net revenues of $61.2 million and $71.2 million for the six months ended June 30, 2007 and 2008, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the six months ended June 30, 2007 and 2008. This customer has a contract that extends through May 31, 2011 and generated net revenues of $7.2 million and $50.2 million for the six months ended June 30, 2007 and 2008, respectively.

        Included in the Company's Specialty Pharmaceutical Management segment are four customers that each exceeded ten percent of the net revenues for this segment for the six months ended June 30, 2007. The four customers generated $30.1 million, $16.1 million, $15.8 million and $12.1 million of net revenues during the six months ended June 30, 2007. For the six months ended June 30, 2008, five customers each exceeded ten percent of the net revenues for this segment. The five customers generated $33.8 million, $25.1 million, $15.4 million, $14.3 million and $13.4 million of net revenues during the six months ended June 30, 2008.

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

          Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

June 30, 2008

(Unaudited)

NOTE A—General (Continued)

          Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company's data.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$191,998	$—	$191,998
Restricted Cash(2)	—	147,487	—	147,487
Investments:
U.S. Government and agency securities	682	—	—	682
Obligations of government-sponsored enterprises(3)	—	64,779	—	64,779
Corporate debt securities	—	134,521	—	134,521
Certificates of deposit	—	6,220	—	6,220

	$682	$545,005	$—	$545,687

(1)
Excludes $74.3 million of cash held in bank accounts by the Company.

(2)
Excludes $67.8 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

Income Taxes

        The Company's effective income tax rate was 41.7 percent and 41.1 percent for the six months ended June 30, 2007 and 2008, respectively. This rate differs from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE A—General (Continued)

Stock Compensation

        The Company measures stock compensation under SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). At December 31, 2007 and June 30, 2008, the Company had equity-based employee incentive plans, which are described more fully in Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Under SFAS 123R, the Company recorded stock compensation expense of $7.7 million and $14.5 million for the three and six months ended June 30, 2007, respectively, and $6.5 million and $18.5 million for the three and six months ended June 30, 2008, respectively. Stock compensation expense recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2008 has been reduced for estimated forfeitures, estimated at two percent and four percent, respectively.

        The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2008 was $9.05 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 28.4 percent based on the historical volatility of the Company's stock price.

        SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In the three and six months ended June 30, 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of NOLs, and thus there were no such financing cash flows reported. In the six months ended June 30, 2008, approximately $4.4 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. Most of this amount was reflected as an increase to additional paid in capital, with the remainder recorded as an increase to tax contingencies.

        Summarized information related to the Company's stock options for the six months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,059,096	$36.68
Granted	1,410,915	41.49
Cancelled	(66,064)	40.72
Exercised	(354,000)	15.83

Outstanding, end of period	5,049,947	39.44

Vested and expected to vest at end of period	4,861,625	39.38

Exercisable, end of period	2,135,340	$37.78

        All of the Company's options granted during the six months ended June 30, 2008 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock awards and nonvested restricted stock units for the six months ended June 30, 2008 is as follows:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	601,384	$43.25	219,736	$40.57
Awarded	41,190	37.10	112,874	37.14
Vested	(34,983)	36.24	(115,541)	40.45
Forfeited	(757)	34.57	(2,198)	40.45

Outstanding, ending of period	606,834	$43.25	214,871	$38.83

        Restricted stock awards and restricted stock units granted during the six months ended June 30, 2008 vest ratably on each anniversary date over the three years subsequent to grant.

        On February 27, 2008 the board of directors of the Company approved the 2008 Management Incentive Plan ("2008 MIP") and recommended it be submitted for approval by the Company's shareholders at the 2008 Annual Meeting of shareholders. The 2008 MIP is similar to the 2006 Management Incentive Plan ("2006 MIP") and the 2003 Management Incentive Plan ("2003 MIP"). The board of directors also authorized a total of up to 4.5 million shares of the Company's Common Stock (which amount will be increased by the amount of any future forfeitures under the 2006 MIP, the 2003 MIP and the Director Plan) to be available for issuance pursuant to the 2008 MIP. Each restricted stock unit or share of restricted stock issued under the 2008 MIP shall be counted as 1.9 option shares for the purpose of calculating shares awarded and shares remaining available for grant pursuant to the 2008 MIP. The 2008 MIP also provides that no further awards are to be made under the 2006 MIP, the 2003 MIP or the Director Plan, and any equity awards remaining available for issuance under such plans are no longer available for issuance except for any forfeitures or other recapture of equity awards previously made under such plans, which will be available for grant under the 2008 MIP. The 2008 MIP, unlike the 2006 MIP and the 2003 MIP, also permits the grant of performance based cash bonus awards to eligible employees and the grant of equity to directors of the Company.

        On February 27, 2008, the Compensation Committee of the board of the Company authorized the grant of stock options and restricted stock units to members of management pursuant to the 2008 MIP with such options and restricted stock units to be issued on March 5, 2008 pursuant to the Company's equity award policy. The options granted to management have a ten year term and an exercise price equal to the closing price of a share of Common Stock of the Company on NASDAQ on March 5, 2008, the date of grant of annual equity awards under the Company's equity award policy. The options and restricted stock units granted to management vest ratably on each anniversary date over the three years subsequent to grant, except that the vesting of certain of the restricted stock units are subject to satisfaction of certain performance targets.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE A—General (Continued)

        The Compensation Committee also granted to each independent member of the board on May 20, 2008 (the date of the 2008 Annual Meeting of Shareholders), that number of shares of restricted stock of the Company determined by dividing $125,000 by the closing price of a share of the Company's Common Stock on NASDAQ on May 20, 2008. In addition, the Compensation Committee granted to the chairman of the board on May 20, 2008, that number of shares of restricted stock of the Company determined by dividing $500,000 by the closing price of a share of the Company's Common Stock on NASDAQ on May 20, 2008. Such shares of restricted stock granted to directors will vest on May 20, 2009.

        The options and restricted stock units awarded to members of management and the directors as described above were subject to and conditioned upon shareholder approval of the 2008 MIP which occurred at the 2008 Annual Meeting of Shareholders of the Company. As such, these awards were not effectively granted nor was any stock compensation expense recorded until May 20, 2008.

Long Term Debt and Capital Lease Obligations

        On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provides for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "New Credit Facility"). On April 30, 2008, the Company's credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the "Credit Agreement") was terminated. Borrowings under the New Credit Facility will mature on April 29, 2009. The New Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the New Credit Facility, the annual interest rate on Revolving Loan borrowings bear interest at a rate equal to the sum of (i) a borrowing margin of 1.00 percent plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 1.125 percent. The commitment commission on the New Credit Facility is 0.375 percent of the unused Revolving Loan Commitment.

        At June 30, 2008, the annual interest rates on the Company's capital lease obligations due through 2008 were 4.36 percent to 7.17 percent. There were no Revolving Loan borrowings at June 30, 2008.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Numerator:
Net income	$16,824	$21,888	$37,793	$39,132

Denominator:
Weighted average number of common shares outstanding—basic	38,842	39,961	38,538	39,848
Common stock equivalents—stock options	632	220	735	307
Common stock equivalents—warrants	178	122	167	144
Common stock equivalents—restricted stock	148	4	82	6
Common stock equivalents—restricted stock units	38	—	31	18
Common stock equivalents—employee stock purchase plan	—	—	—	—

Weighted average number of common shares outstanding—diluted	39,838	40,307	39,553	40,323

Net income per common share—basic	$0.43	$0.55	$0.98	$0.98

Net income per common share—diluted	$0.42	$0.54	$0.96	$0.97

        The weighted average number of common shares outstanding for the three and six months ended June 30, 2007 and 2008 was calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2007 and 2008 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended June 30, 2007	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$189,039	$201,819	$18,461	$43,549	$—	$452,868
Cost of care	(94,570)	(178,343)	(6,305)	—	—	(279,218)
Cost of goods sold	—	—	—	(36,594)	—	(36,594)
Direct service costs	(41,602)	(10,589)	(11,262)	(5,607)	—	(69,060)
Other operating expenses	—	—	—	—	(29,079)	(29,079)
Stock compensation expense(1)	653	246	546	2,101	4,157	7,703

Segment profit (loss)	$53,520	$13,133	$1,440	$3,449	$(24,922)	$46,620

Three Months Ended June 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$163,949	$362,772	$75,699	$54,438	$—	$656,858
Cost of care	(85,129)	(319,721)	(53,240)	—	—	(458,090)
Cost of goods sold	—	—	—	(43,413)	—	(43,413)
Direct service costs	(38,144)	(16,845)	(14,205)	(6,130)	—	(75,324)
Other operating expenses	—	—	—	—	(31,159)	(31,159)
Stock compensation expense(1)	249	194	140	2,015	3,901	6,499

Segment profit (loss)	$40,925	$26,400	$8,394	$6,910	$(27,258)	$55,371

Six Months Ended June 30, 2007	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$398,852	$426,193	$29,192	$85,635	$—	$939,872
Cost of care	(207,169)	(374,563)	(6,305)	—	—	(588,037)
Cost of goods sold	—	—	—	(70,711)	—	(70,711)
Direct service costs	(83,737)	(20,548)	(22,222)	(10,226)	—	(136,733)
Other operating expenses	—	—	—	—	(59,281)	(59,281)
Stock compensation expense(1)	1,161	457	1,008	4,153	7,711	14,490

Segment profit (loss)	$109,107	$31,539	$1,673	$8,851	$(51,570)	$99,600

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE C—Business Segment Information (Continued)

Six Months Ended June 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$323,552	$721,010	$151,198	$111,388	$—	$1,307,148
Cost of care	(166,702)	(642,895)	(102,567)	—	—	(912,164)
Cost of goods sold	—	—	—	(90,237)	—	(90,237)
Direct service costs	(75,569)	(33,468)	(27,305)	(12,050)	—	(148,392)
Other operating expenses	—	—	—	—	(67,839)	(67,839)
Stock compensation expense(1)	672	368	645	4,119	12,713	18,517

Segment profit (loss)	$81,953	$45,015	$21,971	$13,220	$(55,126)	$107,033

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Segment profit	$46,620	$55,371	$99,600	$107,033
Stock compensation expense	(7,703)	(6,499)	(14,490)	(18,517)
Depreciation and amortization	(13,505)	(14,523)	(27,157)	(28,897)
Interest expense	(1,604)	(1,017)	(3,456)	(2,232)
Interest income	5,519	3,716	10,706	9,209

Income from continuing operations before income taxes and minority interest	$29,327	$37,048	$65,203	$66,596

NOTE D—Commitments and Contingencies

Legal

        The management and administration of the delivery of specialty managed healthcare entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense. The Company is also subject to or party to certain class actions, litigation and claims relating to its

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance in this regard.

NOTE E—Subsequent Event

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice.

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

  •
  changes in business practices of the industry, including the possibility that certain of the Company's managed care customers could seek to provide managed healthcare services directly to their subscribers, instead of contracting with the Company for such services, particularly as a result of further consolidation in the managed care industry and especially regarding managed behavioral healthcare customers which have already done so with a portion of their membership, such as WellPoint, Inc. (which is discussed further below);

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

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period.

        The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services, and (iii) employee assistance programs ("EAPs") where the Company provides short-term outpatient behavioral counseling services.

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

         Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's managed behavioral healthcare contracts encompass either risk-based or ASO arrangements or both. This segment contains the operating segments previously defined as the Managed Behavioral Healthcare Health Plan Segment ("Health Plan") and the Managed Behavioral Healthcare Employer segment ("Employer"). Prior period balances have been reclassified to reflect this change. The Company now considers Commercial as one segment and it is managed as such. As of June 30, 2008, Commercial's covered lives were 4.3 million, 14.7 million and 20.4 million for risk-based, EAP and ASO products, respectively. For the six months ended June 30, 2008, Commercial's revenue was $207.9 million, $52.7 million and $63.0 million for risk-based, EAP and ASO products, respectively.

         Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of June 30, 2008, Public Sector's covered lives were 2.2 million and 0.2 million for risk-based and ASO products, respectively. For the six months ended June 30, 2008, Public Sector's revenue was $718.7 million and $2.3 million for risk-based and ASO products, respectively.

         Radiology Benefits Management.    The Company's Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. The Company has bid and may bid in the future on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company won one Medicaid contract last year; however, its implementation has been postponed by the agency. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007. As of June 30, 2008, covered lives for Radiology Benefits Management were 2.6 million and 18.5 million for risk-based and ASO products, respectively. For the six months ended June 30, 2008, revenue for Radiology Benefits Management was $121.3 million and $29.9 million for risk-based and ASO products, respectively.

         Specialty Pharmaceutical Management.    The Company's Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) distributing specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. The Company's Specialty Pharmaceutical Management segment had contracts with 31 health plans as of June 30, 2008.

         Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2007. In addition to TennCare, the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2008. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        The Maricopa Contract, which began September 1, 2007 and which extends through June 30, 2010, generated net revenues of $303.1 million for the six months ended June 30, 2008.

        The Company provides managed behavioral healthcare services for TennCare through contracts that extend through various dates. The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions will similarly be re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009. The Company continues to manage behavioral healthcare services for children enrolled in TennCare's Select, DCS Custody and SSI Children categories, as well as for certain out-of-state TennCare members pursuant to contracts that extend through June 30, 2009. The Company recorded net revenues of $174.8 million and $142.1 million for the six months ended June 30, 2007 and 2008, respectively, from its TennCare contracts. The portion of the total net revenues associated with the programs for children and out-of-state members referred to above was $23.1 million and $22.8 million for the six months ended June 30, 2007 and 2008, respectively.

        Total net revenues from the Company's contracts with WellPoint were $88.0 million and $100.6 million during the six months ended June 30, 2007 and 2008, respectively, including radiology benefits management revenue of $7.7 million and $84.1 million, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated net revenues of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated net revenues of $41.6 million during the six months ended June 30, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract originally had a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The term of this risk contract has been extended through December 31, 2010. The Company's other radiology benefits management contracts with WellPoint generated $7.9 million of net revenues for the six months ended June 30, 2008. Substantially all of this revenue relates to contracts that have terms through various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $131.1 million and $145.4 million for the six months ended June 30, 2007 and 2008, respectively.

  By Segment

        WellPoint generated greater than ten percent of net revenues for the Commercial segment for the six months ended June 30, 2007. Two other customers generated greater than ten percent of Commercial net revenues for the six months ended June 30, 2007 and 2008. The first customer has a contract that extends through December 31, 2010 and generated net revenues of $85.5 million and $104.5 million for the six months ended June 30, 2007 and 2008, respectively. The second customer has a contract that extends through June 30, 2009 and generated net revenues of $43.7 million and $44.4 million for the six months ended June 30, 2007 and 2008, respectively.

        In addition to TennCare for the six months ended June 30, 2007, one other customer generated greater than ten percent of the net revenues for the Public Sector segment for such period. This customer has a contract that extends through June 30, 2009 and generated net revenues of $61.2 million and $71.2 million for the six months ended June 30, 2007 and 2008, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the six months ended June 30, 2007 and 2008. This customer has a contract that extends through May 31, 2011 and generated net revenues of $7.2 million and $50.2 million for the six months ended June 30, 2007 and 2008, respectively.

        Included in the Company's Specialty Pharmaceutical Management segment are four customers that each exceeded ten percent of the net revenues for this segment for the six months ended June 30, 2007. The four customers generated $30.1 million, $16.1 million, $15.8 million and $12.1 million of net revenues during the six months ended June 30, 2007. For the six months ended June 30, 2008, five customers each exceeded ten percent of the net revenues for this segment. The five customers generated $33.8 million, $25.1 million, $15.4 million, $14.3 million and $13.4 million of net revenues during the six months ended June 30, 2008.

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

Income Taxes

        The Company's effective income tax rate was 41.7 percent and 41.1 percent for the six months ended June 30, 2007 and 2008, respectively. This rate differs from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended June 30, 2007	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$189,039	$201,819	$18,461	$43,549	$—	$452,868
Cost of care	(94,570)	(178,343)	(6,305)	—	—	(279,218)
Cost of goods sold	—	—	—	(36,594)	—	(36,594)
Direct service costs	(41,602)	(10,589)	(11,262)	(5,607)	—	(69,060)
Other operating expenses	—	—	—	—	(29,079)	(29,079)
Stock compensation expense(1)	653	246	546	2,101	4,157	7,703

Segment profit (loss)	$53,520	$13,133	$1,440	$3,449	$(24,922)	$46,620

Three Months Ended June 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$163,949	$362,772	$75,699	$54,438	$—	$656,858
Cost of care	(85,129)	(319,721)	(53,240)	—	—	(458,090)
Cost of goods sold	—	—	—	(43,413)	—	(43,413)
Direct service costs	(38,144)	(16,845)	(14,205)	(6,130)	—	(75,324)
Other operating expenses	—	—	—	—	(31,159)	(31,159)
Stock compensation expense(1)	249	194	140	2,015	3,901	6,499

Segment profit (loss)	$40,925	$26,400	$8,394	$6,910	$(27,258)	$55,371

Six Months Ended June 30, 2007	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$398,852	$426,193	$29,192	$85,635	$—	$939,872
Cost of care	(207,169)	(374,563)	(6,305)	—	—	(588,037)
Cost of goods sold	—	—	—	(70,711)	—	(70,711)
Direct service costs	(83,737)	(20,548)	(22,222)	(10,226)	—	(136,733)
Other operating expenses	—	—	—	—	(59,281)	(59,281)
Stock compensation expense(1)	1,161	457	1,008	4,153	7,711	14,490

Segment profit (loss)	$109,107	$31,539	$1,673	$8,851	$(51,570)	$99,600

Six Months Ended June 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$323,552	$721,010	$151,198	$111,388	$—	$1,307,148
Cost of care	(166,702)	(642,895)	(102,567)	—	—	(912,164)
Cost of goods sold	—	—	—	(90,237)	—	(90,237)
Direct service costs	(75,569)	(33,468)	(27,305)	(12,050)	—	(148,392)
Other operating expenses	—	—	—	—	(67,839)	(67,839)
Stock compensation expense(1)	672	368	645	4,119	12,713	18,517

Segment profit (loss)	$81,953	$45,015	$21,971	$13,220	$(55,126)	$107,033

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Segment profit	$46,620	$55,371	$99,600	$107,033
Stock compensation expense	(7,703)	(6,499)	(14,490)	(18,517)
Depreciation and amortization	(13,505)	(14,523)	(27,157)	(28,897)
Interest expense	(1,604)	(1,017)	(3,456)	(2,232)
Interest income	5,519	3,716	10,706	9,209

Income from continuing operations before income taxes and minority interest	$29,327	$37,048	$65,203	$66,596

Quarter ended June 30, 2008 ("Current Year Quarter"), compared to the quarter ended June 30, 2007 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 13.3 percent or $25.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $39.8 million and net favorable retroactive membership adjustments of $2.2 million recorded in the Prior Year Quarter, which decreases were partially offset by increased membership from existing customers of $7.7 million, favorable rate changes of $6.7 million, revenue from new contracts implemented after (or during) the Prior Year Quarter of $1.6 million, and other net favorable variances of $0.9 million.

Cost of Care

        Cost of care decreased by 10.0 percent or $9.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $25.9 million and favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $3.6 million, which decreases were partially offset by favorable prior period medical claims development recorded in the Prior Year Quarter of $6.2 million, increased membership from existing customers of $4.4 million, unfavorable prior period medical claims development recorded in the Current Year Quarter of $0.5 million, and care trends and other net variances of $9.0 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 69.7 percent in the Prior Year Quarter to 73.9 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 8.3 percent or $3.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs increased as a percentage of revenue from 22.0 percent in the Prior Year Quarter to 23.3 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 79.8 percent or $161.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue from the

Maricopa Contract which was implemented after the Prior Year Quarter of $153.5 million, net favorable rate changes of $8.6 million and other net favorable variances of $0.9 million, which increases were partially offset by profit share of $2.0 million recorded in Current Year Quarter for favorable prior period medical claims development.

Cost of Care

        Cost of care increased by 79.3 percent or $141.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to care associated with the Maricopa Contract of $139.1 million, care associated with rate changes for contracts with minimum cost of care requirements of $5.5 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $1.6 million, and care trends and other net variances of $1.9 million, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Quarter of $6.7 million. Cost of care decreased as a percentage of risk revenue from 88.9 percent in the Prior Year Quarter to 88.4 percent in the Current Year Quarter mainly due to favorable care development.

Direct Service Costs

        Direct service costs increased by 59.1 percent or $6.3 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is primarily due to costs associated with the Maricopa Contract. Direct service costs decreased as a percentage of revenue from 5.2 percent for the Prior Year Quarter to 4.6 percent in the Current Year Quarter mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 310.0 percent or $57.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to the conversion of an ASO contract to a risk contract of $38.2 million, revenue from new customers implemented after (or during) the Prior Year Quarter of $19.8 million, and net increased membership from existing customers of $1.6 million (which is net of a decrease in risk membership of $1.5 million), which increases were partially offset by terminated contracts of $1.0 million and other net unfavorable variances of $1.4 million.

Cost of Care

        Cost of care increased by $46.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to the conversion of an ASO contract to a risk contract of $32.1 million and care associated with new customers implemented after (or during) the Prior Year Quarter of $17.8 million, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Quarter of $1.5 million, decreased membership from existing risk customers of $1.4 million, and care trends and other net unfavorable variances of $0.1 million. Cost of care decreased as a percentage of risk revenue from 94.2 percent in the Prior Year Quarter to 86.5 percent in the Current Year Quarter mainly due to favorable care development and business mix.

Direct Service Costs

        Direct service costs increased by 26.1 percent or $2.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to additional costs incurred to support the new risk contract which was implemented in June 2007. As a percentage of revenue, direct service costs decreased from 61.0 percent in the Prior Year Quarter to 18.8 percent in the Current Year Quarter, mainly due to the additional revenue provided by the risk-based contracts in the Current Year Quarter.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 25.0 percent or $10.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased distribution activity from new and existing customers of $7.6 million, increased consulting and rebate revenue of $3.1 million (including $0.7 million of retroactive rebate revenue recorded in the Current Year Quarter) and other net favorable variances of $0.2 million.

Cost of Goods Sold

        Cost of goods sold increased by 18.6 percent or $6.8 million from the Prior Year Quarter to the Current Year Quarter, primarily due to increased distribution activity from new and existing customers. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold decreased from 94.4 percent in the Prior Year Quarter to 92.5 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 9.3 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 12.9 percent in the Prior Year Quarter to 11.3 percent in the Current Year Quarter, mainly due to the increased distribution revenue.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 7.2 percent or $2.1 million from the Prior Year Quarter to the Current Year Quarter. The increase results primarily from net one-time expenses incurred in the Current Year Quarter of $1.2 million and other net unfavorable variances of $0.9 million. As a percentage of total net revenue, other operating expenses decreased from 6.4 percent for the Prior Year Quarter to 4.7 percent for the Current Year Quarter, primarily due to business mix and the increased revenue from the radiology risk contracts and the Maricopa Contract.

Depreciation and Amortization

        Depreciation and amortization expense increased by 7.5 percent or $1.0 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions since the Prior Year Quarter, inclusive of assets related to the Maricopa Contract, partially offset by a decrease in amortization expense due to an intangible asset which became fully amortized in the prior year.

Interest Expense

        Interest expense decreased by 36.6 percent or $0.6 million from the Prior Year Quarter to the Current Year Quarter, mainly due to reductions in outstanding debt balances as a result of debt payments and lower interest rates.

Interest Income

        Interest income decreased by $1.8 million from the Prior Year Quarter to the Current Year Quarter mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 42.0 percent in the Prior Year Quarter and 40.8 percent in the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income.

Six months ended June 30, 2008 ("Current Year Period"), compared to the six months ended June 30, 2007 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 18.9 percent or $75.3 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $104.3 million and net favorable retroactive membership adjustments of $2.2 million recorded in the Prior Year Period, which decreases were partially offset by increased membership from existing customers of $14.2 million, favorable rate changes of $8.7 million, favorable retroactive membership and rate adjustments of $4.1 million recorded in the Current Year Period, revenue from new contracts implemented after (or during) the Prior Year Period of $3.1 million, and other net favorable variances of $1.1 million.

Cost of Care

        Cost of care decreased by 19.5 percent or $40.5 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $67.9 million and favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $2.7 million, which decreases were partially offset by increased membership from existing customers of $7.2 million, unfavorable prior period medical claims development recorded in the Current Year Period of $5.2 million, favorable prior period medical claims development recorded in the Prior Year Period of $3.6 million, and care trends and other net variances of $14.1 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 70.9 percent in the Prior Year Period to 73.9 percent in the Current Year Period, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 9.8 percent or $8.2 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs increased as a percentage of revenue from 21.0 percent in the Prior Year Period to 23.4 percent in the Current Year Period, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 69.2 percent or $294.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue from new customers implemented after (or during) the Prior Year Period of $309.2 million and net favorable rate changes of $18.1 million (including $3.6 million of retroactive rate changes recorded in the Current Year Period), which increases were partially offset by a net loss of membership in connection with the Middle Grand Region of TennCare of $32.2 million and other net unfavorable variances of $0.3 million.

Cost of Care

        Cost of care increased by 71.6 percent or $268.3 million from the Prior Year Period to the Current Year Period. This increase is primarily due to care associated with new customers of $284.8 million, care associated with rate changes for contracts with minimum cost of care requirements of $15.1 million (including $3.1 million of care recorded in the Current Year Period associated with retroactive rate changes), and favorable prior period medical claims development recorded in the Prior Year Period of $1.9 million, which increases were partially offset by the net loss of membership in connection with the Middle Grand Region of TennCare of $26.5 million, favorable prior period medical claims development recorded in the Current Year Period of $5.0 million, and care trends and other net favorable variances of $2.0 million. Cost of care increased as a percentage of risk revenue from 88.4 percent in the Prior Year Period to 89.4 percent in the Current Year Period mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 62.9 percent or $12.9 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is primarily due to costs associated with new business. Direct service costs decreased as a percentage of revenue from 4.8 percent for the Prior Year Period to 4.6 percent in the Current Year Period mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 417.9 percent or $122.0 million from the Prior Year Period to the Current Year Period. This increase is primarily due to the conversion of an ASO contract to a risk contract of $75.0 million, revenue from new customers implemented after (or during) the Prior Year Period of $45.2 million, net increased membership from existing customers of $2.6 million (which is net of a decrease in risk membership of $1.5 million), and other net favorable variances of $1.2 million, which increases were partially offset by terminated contracts of $2.0 million.

Cost of Care

        Cost of care increased by $96.3 million from the Prior Year Period to the Current Year Period. This increase is primarily due to the conversion of an ASO contract to a risk contract of $62.6 million and care associated with new customers implemented after (or during) the Prior Year Period of $36.7 million, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Period of $1.4 million, decreased membership from existing risk customers of $1.4 million, and care trends and other net unfavorable variances of $0.2 million. Cost of care decreased as a percentage of risk revenue from 94.2 percent in the Prior Year Period to 84.6 percent in the Current Year Period mainly due to favorable care development and business mix.

Direct Service Costs

        Direct service costs increased by 22.9 percent or $5.1 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to additional costs incurred to support the new risk contract which was implemented in June 2007. As a percentage of revenue, direct service costs decreased from 76.1 percent in the Prior Year Period to 18.1 percent in the Current Year Period, mainly due to the additional revenue provided by the risk-based contracts in the Current Year Period.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 30.1 percent or $25.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased distribution activity from new and existing customers of $20.3 million, increased consulting and rebate revenue of $5.0 million (including $0.5 million of retroactive rebate revenue recorded in the Current Year Period) and other net favorable variances of $0.5 million.

Cost of Goods Sold

        Cost of goods sold increased by 27.6 percent or $19.5 million from the Prior Year Period to the Current Year Period, primarily due to increased distribution activity from new and existing customers. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold increased from 92.3 percent in the Prior Year Period to 93.1 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 17.8 percent or $1.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 11.9 percent in the Prior Year Period to 10.8 percent in the Current Year Period, mainly due to increased distribution revenue.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 14.4 percent or $8.6 million from the Prior Year Period to the Current Year Period. The increase results primarily from current year expenses incurred pursuant to the former Chief Executive Officer's employment agreement in relation to his service to the Company ending of $10.1 million (includes $5.4 million of stock compensation expense related to the acceleration of vesting for certain equity awards) and net one-time expenses incurred in the Current Year Period of $1.5 million, which increases were partially offset by expenses in the Prior Year Period related to bid proposals of $2.0 million and other net favorable variances of $1.0 million. As a percentage of total net revenue, other operating expenses decreased from 6.3 percent for the Prior Year Period to 5.2 percent for the Current Year Period, primarily due to business mix and the increased revenue from the radiology risk contracts and the Maricopa Contract.

Depreciation and Amortization

        Depreciation and amortization expense increased by 6.4 percent or $1.7 million from the Prior Year Period to the Current Year Period, primarily due to asset additions since the Prior Year Period, inclusive of assets related to the Maricopa Contract, partially offset by a decrease in amortization expense due to an intangible asset which became fully amortized in the prior year.

Interest Expense

        Interest expense decreased by 35.4 percent or $1.2 million from the Prior Year Period to the Current Year Period, mainly due to reductions in outstanding debt balances as a result of debt payments and lower interest rates.

Interest Income

        Interest income decreased by $1.5 million from the Prior Year Period to the Current Year Period mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 41.7 percent in the Prior Year Period and 41.1 percent in the Current Year Period. The Prior Year Period and Current Year Period effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income.

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

         Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's credit agreement with Deutsche Bank AG and Citigroup Global Markets, Inc. dated April 30, 2008 (the "New Credit Facility"). Based on the amount of cash equivalents and investments and the borrowing levels under the New Credit Facility as of June 30, 2008, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

         Operating Activities.    The Company reported net cash provided by operating activities of $90.1 million and $124.8 million for the Prior Year Period and Current Year Period, respectively. The $34.7 million increase in operating cash flows is primarily due to the year-over-year increase of $69.8 million in the shift of restricted cash to restricted investments, with $7.6 million and $77.4 million of restricted cash being shifted to restricted investments in the Prior Year Period and Current Year Period, respectively, and the increase in segment profit between periods of $7.4 million. Partially offsetting these items is the funding of restricted cash of $14.9 million during the Current Year Period for a risk radiology contract, the increase between periods in the run-out of net contract liabilities for terminated contracts of $7.5 million, the net increase between periods in restricted cash associated with the Company's regulated entities of $2.5 million and other net unfavorable items of $17.6 million, mainly due to timing and additional working capital requirements to support the Company's growth.

         Investing Activities.    The Company utilized $12.7 million and $16.7 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of the increase in capital expenditures of $4.0 million is attributable to capital expenditures incurred during the Current Year Period of $3.2 million associated with the Maricopa Contract that commenced in September 2007. Most of the remainder of the capital expenditures for the Current Year Period and the majority of capital expenditures for the Prior Year Period related to management information systems and related equipment.

        The Company received net cash of $4.7 million in the Prior Year Period and used net cash of $149.6 million in the Current Year Period from the net maturity of "available-for-sale" investments.

The Company's investments consist of U.S. government and agency securities, obligations of government-sponsored enterprises, corporate debt securities, money market funds and certificates of deposit.

        During the Prior Year Period and Current Year Period, the Company made payments of $5.3 million and $0.4 million, respectively, for the working capital received in the acquisition of ICORE Healthcare LLC ("ICORE"), with the payment made during the Current Year Period representing the final ICORE working capital payment.

         Financing Activities.    During the Prior Year Period, the Company had debt and capital lease payments of $14.1 million. In addition, the Company received $23.8 million from the exercise of stock options and warrants and had other financing related cash outflows of $0.3 million.

        During the Current Year Period, the Company had debt and capital lease payments of $12.7 million. In addition, the Company received $5.6 million from the exercise of stock options and warrants and had other net favorable items of $2.8 million.

Outlook—Liquidity and Capital Resources

         Liquidity.    During 2008, the Company expects to fund its capital expenditures with cash from operations. The Company estimates that it will spend approximately $13 million to $23 million of additional funds in 2008 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan borrowing of the New Credit Facility (as defined below) for its operations, capital needs or debt service in 2008. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due.

         Stock Repurchase.    On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. The Company expects to fund the repurchase using cash on hand.

         Off-Balance Sheet Arrangements.    As of June 30, 2008, the Company has no material off-balance sheet arrangements.

         New Credit Facility.    On April 30, 2008, the Company's credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the "Credit Agreement") was terminated, and the Company entered into the New Credit Facility which provides for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans. Borrowings under the New Credit Facility will mature on April 29, 2009. The New Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In

February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. The Company has not yet determined the impact on its consolidated financial statements, if any, from the adoption of SFAS 157, as it pertains to non-financial assets and non-financial liabilities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the New Credit Facility. Based on the Company's investment balances, and the borrowing levels under the New Credit Facility as of June 30, 2008, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of June 30, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        The management and administration of the delivery of specialty managed healthcare entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense. The Company is also subject to or party to certain class actions, litigation and claims relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance in this regard.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The annual meeting of shareholders of the Company (the "Meeting") was held on May 20, 2008 in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. Four proposals were scheduled and noticed to be acted upon at the Meeting: (a) the election of four directors ("Proposal Number 1"); (b) approval of the 2008 Management Incentive Plan ("2008 MIP") ("Proposal Number 2"); (c) a shareholder proposal requesting that the board of directors take the necessary actions to declassify the board of directors and require annual elections of directors ("Proposal Number 3"); and (d) ratification of the appointment of Ernst & Young as the Company's independent registered public accounting firm for the fiscal year 2008 ("Proposal Number 4").

  (1)
  At the meeting, the three nominees of the Board of Directors (William J. McBride, Robert M. LeBlanc, and Allen F. Wise) were re-elected as directors, to serve for three year terms or until the election and qualification of their successors, and William D. Forrest, who served as a director by appointment of the board, was elected to a three year term until the election and qualification of his successor. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
William J. McBride	34,881,482	2,321,836
Robert M. LeBlanc	33,977,642	3,225,676
Allen F. Wise	33,307,521	3,895,797
William D. Forrest	33,046,688	4,156,630

        Other directors whose terms of office continued after the annual meeting are: Barry M. Smith, Rene Lerer, M.D., Nancy L. Johnson, Steven J. Shulman, Michael P. Ressner and Michael Diament.

        Proposal Number 2 was adopted with 29,948,428 votes cast for, and 3,890,131 votes cast against; in addition there were 7,518 abstentions on Proposal Number 2.

        Proposal Number 3 was not presented by the proponent or a qualified representative at the meeting, and accordingly, was not voted upon.

        Proposal Number 4 was adopted with 37,180,629 votes cast for, and 12,697 votes cast against; in addition there were 9,991 abstentions on Proposal Number 4.

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

Date: July 31, 2008	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ MARK S. DEMILIO Mark S. Demilio Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)
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