Form 10-Q
period 2008-09-30
MAGELLAN HEALTH SERVICES INC
filed 2008-10-31
CIK 19411

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1076937
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
55 Nod Road, Avon, Connecticut	06001
(Address of principal executive offices)	(Zip code)

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares of the registrant's Ordinary Common Stock outstanding as of September 30, 2008 was 40,453,168.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2007	September 30, 2008
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$312,372	$262,505
Restricted cash	252,763	149,159
Accounts receivable, less allowance for doubtful accounts of $1,317 and $1,724 at December 31, 2007 and September 30, 2008, respectively	66,356	91,316
Short-term investments (restricted investments of $12,962 and $139,494 at December 31, 2007 and September 30, 2008, respectively)	54,145	306,439
Deferred income taxes	75,273	75,273
Other current assets (restricted deposits of $19,388 and $20,905 at December 31, 2007 and September 30, 2008, respectively)	42,183	48,690

Total Current Assets	803,092	933,382
Property and equipment, net	105,735	90,168
Long-term investments—restricted	2,430	1,946
Deferred income taxes	90,618	61,572
Other long-term assets	6,197	4,512
Goodwill	367,872	367,423
Other intangible assets, net	59,179	52,755

Total Assets	$1,435,123	$1,511,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,952	$32,258
Accrued liabilities	79,699	107,216
Medical claims payable	162,666	162,659
Other medical liabilities	93,573	86,009
Current maturities of long-term debt and capital lease obligations	13,969	1,302

Total Current Liabilities	375,859	389,444
Long-term debt and capital lease obligations	—	27
Deferred credits and other long-term liabilities	150,433	128,533
Minority interest	599	599

Total Liabilities	526,891	518,603

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2007 and September 30, 2008—Issued and outstanding—40,157 shares at December 31, 2007 and 40,848 shares issued and 40,453 shares outstanding at September 30, 2008	402	408
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	539,374	580,214
Retained earnings	363,047	425,668
Warrants outstanding	5,384	5,382
Accumulated other comprehensive income (loss)	25	(1,841)
Ordinary common stock in treasury, at cost, 0 shares and 395 shares at December 31, 2007 and September 30, 2008, respectively	—	(16,676)

Total Stockholders' Equity	908,232	993,155

Total Liabilities and Stockholders' Equity	$1,435,123	$1,511,758

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net revenue	$558,076	$656,462	$1,497,948	$1,963,610

Cost and expenses:
Cost of care	369,008	456,584	957,045	1,368,748
Cost of goods sold	37,341	44,281	108,052	134,518
Direct service costs and other operating expenses(1)	102,468	105,879	298,482	322,110
Depreciation and amortization	14,393	16,086	41,550	44,983
Interest expense	1,571	592	5,027	2,824
Interest income	(6,434)	(4,127)	(17,140)	(13,336)

	518,347	619,295	1,393,016	1,859,847

Income from continuing operations before income taxes and minority interest	39,729	37,167	104,932	103,763
Provision for income taxes	14,712	13,738	41,930	41,142

Income from continuing operations before
minority interest	25,017	23,429	63,002	62,621
Minority interest, net	(47)	(60)	145	—

Net income	25,064	23,489	62,857	62,621
Other comprehensive income (loss)	48	(1,590)	40	(1,866)

Comprehensive income	$25,112	$21,899	$62,897	$60,755

Weighted average number of common shares outstanding—basic (See Note B)	39,193	40,272	38,759	39,991

Weighted average number of common shares outstanding—diluted (See Note B)	39,849	40,722	39,654	40,457

Net income per common share—basic:	$0.64	$0.58	$1.62	$1.57

Net income per common share—diluted:	$0.63	$0.58	$1.59	$1.55

(1)
Includes stock compensation expense of $8,172 and $7,832 for the three months ended September 30, 2007 and 2008, respectively, and $22,662 and $26,349 for the nine months ended September 30, 2007 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2007	2008
Cash flows from operating activities:
Net income	$62,857	$62,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,550	44,983
Non-cash interest expense	1,042	1,730
Non-cash stock compensation expense	22,662	26,349
Non-cash income tax expense	38,987	32,339
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(48,339)	103,604
Accounts receivable, net	(3,520)	(24,960)
Other assets	(9,747)	(6,012)
Accounts payable and accrued liabilities	(5,411)	3,752
Medical claims payable and other medical liabilities	51,925	(7,571)
Other	535	(68)

Net cash provided by operating activities	152,541	236,767

Cash flows from investing activities:
Capital expenditures	(31,806)	(23,955)
Acquisitions and investments in businesses, net of cash acquired	(5,277)	(425)
Purchase of investments	(100,883)	(345,702)
Maturity of investments	94,017	92,992

Net cash used in investing activities	(43,949)	(277,090)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(20,346)	(12,686)
Payments to acquire treasury stock	—	(13,523)
Proceeds from exercise of stock options and warrants	26,717	12,587
Other	(172)	4,078

Net cash provided by (used in) financing activities	6,199	(9,544)

Net increase (decrease) in cash and cash equivalents	114,791	(49,867)
Cash and cash equivalents at beginning of period	163,737	312,372

Cash and cash equivalents at end of period	$278,528	$262,505

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2007 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2008.

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. The Company provides services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company's business is divided into five segments, based on the services it provides and/or the customers that it serves, as described below.

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During August and October 2008, the Company entered into agreements with two separate Provider Network Organizations ("PNOs") which

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE A—General (Continued)

will result in the transition of thirteen of such behavioral health direct care facilities to the PNOs over various dates through February 2009.

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

         Radiology Benefits Management.    The Company's Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services are provided through contracts with managed care companies, health insurers and other health plans for commercial, Medicaid and Medicare members of the health plan. The Company also has a Medicaid contract with a state agency. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007.

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

September 30, 2008

(Unaudited)

NOTE A—General (Continued)

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

September 30, 2008

(Unaudited)

NOTE A—General (Continued)

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $513.0 million and $1,367.2 million for the three and nine months ended September 30, 2007, respectively, and $599.7 million and $1,795.5 million for the three and nine months ended September 30, 2008, respectively.

Cost-Plus Contracts

        The Company has certain cost-plus contracts from which the Company recognizes revenue as costs are incurred and as services are performed. Revenues from cost-plus contracts approximated $7.7 million and $22.7 million for the three and nine months ended September 30, 2007, respectively, and $8.2 million and $23.7 million for the three and nine months ended September 30, 2008, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE A—General (Continued)

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $10.2 million for both the three and nine months ended September 30, 2007, and $29.5 million and $90.7 million for the three and nine months ended September 30, 2008, respectively.

Distribution Revenue

        The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete: the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may not return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $40.0 million and $116.6 million for the three and nine months ended September 30, 2007, respectively, and $47.7 million and $144.6 million for the three and nine months ended September 30, 2008, respectively.

Performance-based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $2.6 million and $5.8 million for the three and nine months ended September 30, 2007, respectively, and $1.9 million and $8.2 million for the three and nine months ended September 30, 2008, respectively.

Significant Customers

  Consolidated Company

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2007. In addition to TennCare, the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2008. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE A—General (Continued)

        The Maricopa Contract, which began September 1, 2007 and which extends through June 30, 2010, generated net revenues of $48.1 million and $455.5 million for the nine months ended September 30, 2007 and 2008, respectively.

        The Company provides managed behavioral healthcare services for TennCare through contracts that extend through various dates. The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions will similarly be re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continues to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extend through June 30, 2009. The Company recorded net revenues of $245.2 million and $217.1 million for the nine months ended September 30, 2007 and 2008, respectively, from its TennCare contracts. The portion of the total net revenues associated with the programs for children and out-of-state members referred to above was $33.8 million and $34.2 million for the nine months ended September 30, 2007 and 2008, respectively.

        Total net revenues from the Company's contracts with WellPoint were $155.7 million and $145.7 million during the nine months ended September 30, 2007 and 2008, respectively, including radiology benefits management revenue of $44.7 million and $124.7 million, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated net revenues of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated net revenues of $63.9 million during the nine months ended September 30, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract originally had a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The term of this risk contract has been extended through December 31, 2010. The Company's other radiology benefits management contracts with WellPoint generated $10.8 million of net revenues for the nine months ended September 30, 2008. Substantially all of this revenue relates to contracts that have terms through various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $198.5 million and $216.7 million for the nine months ended September 30, 2007 and 2008, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE A—General (Continued)

  By Segment

        WellPoint generated greater than ten percent of net revenues for the Commercial segment for the nine months ended September 30, 2007. Two other customers generated greater than ten percent of Commercial net revenues for the nine months ended September 30, 2007 and 2008. The first customer has a contract that extends through December 31, 2010 and generated net revenues of $129.3 million and $159.4 million for the nine months ended September 30, 2007 and 2008, respectively. The second customer has a contract that extends through June 30, 2009 and generated net revenues of $66.8 million and $67.7 million for the nine months ended September 30, 2007 and 2008, respectively.

        Maricopa and TennCare were the only customers with revenues greater than ten percent of the net revenues for the Public Sector segment for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, one customer other than TennCare generated greater than ten percent of the net revenues for the Public Sector segment for such period. This customer has a contract that extends through June 30, 2009 and generated net revenues of $92.3 million and $106.0 million for the nine months ended September 30, 2007 and 2008, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the nine months ended September 30, 2007 and 2008. This customer has a contract that extends through May 31, 2011 and generated net revenues of $34.5 million and $73.4 million for the nine months ended September 30, 2007 and 2008, respectively.

        Included in the Company's Specialty Pharmaceutical Management segment are four customers that each exceeded ten percent of the net revenues for this segment for the nine months ended September 30, 2007. The four customers generated $44.4 million, $25.5 million, $23.7 million and $18.2 million of net revenues during the nine months ended September 30, 2007. For the nine months ended September 30, 2008, five customers each exceeded ten percent of the net revenues for this segment. Four of such customers generated $52.9 million, $36.3 million, $21.1 million, and $20.2 million of net revenues during the nine months ended September 30, 2008. The other contract generated net revenues of $21.1 million for the nine months ended September 30, 2008, and such customer has indicated that they do not intend to continue the contract in 2009.

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

September 30, 2008

(Unaudited)

NOTE A—General (Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of September 30, 2008 (in thousands):

	Fair Value Measurements at September 30, 2008
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$140,643	$—	$140,643
Restricted Cash(2)	—	93,637	—	93,637
Investments:
U.S. Government and agency securities	687	—	—	687
Obligations of government-sponsored enterprises(3)	—	58,930	—	58,930
Corporate debt securities	—	211,999	—	211,999
Taxable municipal bonds	—	9,999	—	9,999
Certificates of deposit	—	26,770	—	26,770

	$687	$541,978	$—	$542,665

    (1)
    Excludes $121.9 million of cash held in bank accounts by the Company.

    (2)
    Excludes $55.5 million of restricted cash held in bank accounts by the Company.

    (3)
    Reflects investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Home Loan Bank and the Federal Farm Credit Bank.

        The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE A—General (Continued)

to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer's future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, is due primarily to the recent volatility of securities markets, and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary.

        These assets are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of shareholders' equity, unless the decline in value is deemed to be other-than-temporary. If a decline in value is deemed to be other-than-temporary, the cost basis of the impaired security is written down to fair value and a charge is taken through operations. The Company has concluded that the unrealized losses are temporary and the Company has the intent and ability to hold the securities until they recover or mature. Therefore, the Company has not recorded any other than temporary impairments.

Income Taxes

        The Company's effective income tax rate was 40.0 percent and 39.6 percent for the nine months ended September 30, 2007 and 2008, respectively. This rate differs from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various state and local jurisdictions. The Company is no longer subject to additional federal income taxes for any tax year ended prior to 2005, although the Company's federal net operating loss carryovers ("NOLs") from such prior years remain subject to examination by the Internal Revenue Service ("IRS"). With few exceptions, the Company is also no longer subject to additional state or local income taxes for years prior to 2004 or, in a few jurisdictions, for the 2004 tax year as well.

        The statutes of limitation regarding substantially all of the remaining unrecognized state and local tax benefits for 2004 will expire during the fourth quarter of 2008. As a result, the Company anticipates that up to $4.0 million of gross unrecognized tax benefits (excluding interest costs) recorded as of September 30, 2008 could be reversed during the fourth quarter, substantially all of which would be recorded (net of the related indirect tax benefits) as a reduction to income tax expense.

Stock Compensation

        The Company measures stock compensation under SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). At December 31, 2007 and September 30, 2008, the Company had equity-based employee incentive plans, which are described more fully in Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Under SFAS 123R, the Company recorded stock compensation expense of $8.2 million and $22.7 million for the three and nine months

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE A—General (Continued)

ended September 30, 2007, respectively, and $7.8 million and $26.3 million for the three and nine months ended September 30, 2008, respectively. Stock compensation expense recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2008 has been reduced for estimated forfeitures, estimated at two percent and four percent, respectively.

        The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2008 was $9.14 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 28.4 percent based on the historical volatility of the Company's stock price.

        SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In the nine months ended September 30, 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of NOLs, and thus there were no such financing cash flows reported. In the nine months ended September 30, 2008, approximately $5.4 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. Most of this amount was reflected as an increase to additional paid in capital, with the remainder recorded as an increase to tax contingencies.

        Summarized information related to the Company's stock options for the nine months ended September 30, 2008 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,059,096	$36.68
Granted	1,478,079	41.48
Cancelled	(297,766)	39.94
Exercised	(571,109)	22.03

Outstanding, end of period	4,668,300	39.79

Vested and expected to vest at end of period	4,496,067	39.75

Exercisable, end of period	1,980,308	$38.65

        Substantially all of the Company's options granted during the nine months ended September 30, 2008 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock awards and nonvested restricted stock units for the nine months ended September 30, 2008 is as follows:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	601,384	$43.25	219,736	$40.57
Awarded	41,190	37.10	112,874	35.81
Vested	(306,924)	43.23	(116,508)	40.50
Forfeited	(7,532)	30.74	(17,945)	39.32

Outstanding, ending of period	328,118	$42.78	198,157	$38.01

        Substantially all restricted stock awards and all restricted stock units granted during the nine months ended September 30, 2008 vest ratably on each anniversary date over the three years subsequent to grant.

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

September 30, 2008

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

        At September 30, 2008, the annual interest rates on the Company's capital lease obligations due through 2011 were 6.87 percent to 7.17 percent. There were no Revolving Loan borrowings at September 30, 2008.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator:
Net income	$25,064	$23,489	$62,857	$62,621

Denominator:
Weighted average number of common shares outstanding—basic	39,193	40,272	38,759	39,991
Common stock equivalents—stock options	457	286	642	299
Common stock equivalents—warrants	159	144	165	144
Common stock equivalents—restricted stock	6	12	57	8
Common stock equivalents—restricted stock units	34	8	31	15
Common stock equivalents—employee stock purchase plan	—	—	—	—

Weighted average number of common shares outstanding—diluted	39,849	40,722	39,654	40,457

Net income per common share—basic	$0.64	$0.58	$1.62	$1.57

Net income per common share—diluted	$0.63	$0.58	$1.59	$1.55

        The weighted average number of common shares outstanding for the three and nine months ended September 30, 2007 and 2008 was calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2007 and 2008 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended September 30, 2007
Net revenue	$191,407	$249,510	$72,054	$45,105	$—	$558,076
Cost of care	(91,769)	(223,888)	(53,351)	—	—	(369,008)
Cost of goods sold	—	—	—	(37,341)	—	(37,341)
Direct service costs	(39,307)	(14,468)	(14,097)	(5,507)	—	(73,379)
Other operating expenses	—	—	—	—	(29,089)	(29,089)
Stock compensation expense(1)	534	313	662	2,330	4,333	8,172

Segment profit (loss)	$60,865	$11,467	$5,268	$4,587	$(24,756)	$57,431

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended September 30, 2008
Net revenue	$163,240	$363,798	$72,692	$56,732	$—	$656,462
Cost of care	(85,867)	(320,479)	(50,238)	—	—	(456,584)
Cost of goods sold	—	—	—	(44,281)	—	(44,281)
Direct service costs	(38,018)	(17,668)	(14,104)	(6,713)	—	(76,503)
Other operating expenses	—	—	—	—	(29,376)	(29,376)
Stock compensation expense(1)	424	231	452	2,325	4,400	7,832

Segment profit (loss)	$39,779	$25,882	$8,802	$8,063	$(24,976)	$57,550

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Nine Months Ended September 30, 2007
Net revenue	$590,260	$675,703	$101,245	$130,740	$—	$1,497,948
Cost of care	(298,938)	(598,451)	(59,656)	—	—	(957,045)
Cost of goods sold	—	—	—	(108,052)	—	(108,052)
Direct service costs	(123,044)	(35,015)	(36,320)	(15,733)	—	(210,112)
Other operating expenses	—	—	—	—	(88,370)	(88,370)
Stock compensation expense(1)	1,695	770	1,670	6,483	12,044	22,662

Segment profit (loss)	$169,973	$43,007	$6,939	$13,438	$(76,326)	$157,031

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Nine Months Ended September 30, 2008
Net revenue	$486,792	$1,084,808	$223,890	$168,120	$—	$1,963,610
Cost of care	(252,569)	(963,374)	(152,805)	—	—	(1,368,748)
Cost of goods sold	—	—	—	(134,518)	—	(134,518)
Direct service costs	(113,588)	(51,135)	(41,408)	(18,764)	—	(224,895)
Other operating expenses	—	—	—	—	(97,215)	(97,215)
Stock compensation expense(1)	1,097	598	1,096	6,445	17,113	26,349

Segment profit (loss)	$121,732	$70,897	$30,773	$21,283	$(80,102)	$164,583

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Segment profit	$57,431	$57,550	$157,031	$164,583
Stock compensation expense	(8,172)	(7,832)	(22,662)	(26,349)
Depreciation and amortization	(14,393)	(16,086)	(41,550)	(44,983)
Interest expense	(1,571)	(592)	(5,027)	(2,824)
Interest income	6,434	4,127	17,140	13,336

Income from continuing operations before income taxes and minority interest	$39,729	$37,167	$104,932	$103,763

NOTE D—Commitments and Contingencies

Legal

        The management and administration of the delivery of specialty managed healthcare entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense. The Company is also subject to or party to certain class actions, litigation and claims relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance in this regard.

Stock Repurchase

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 394,711 shares of the Company's common stock at an average share price of $42.22 per share for an aggregate cost of $16.7 million (excluding broker commissions) during the three months ended September 30, 2008. As of September 30, 2008, the Company has recorded a liability in the amount of $3.2 million for stock repurchases for which cash settled subsequent to such date.

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

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. The Company provides services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company's business is divided into five segments, based on the services it provides and/or the customers that it serves, as described below.

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During August and October 2008, the Company entered into agreements with two separate Provider Network Organizations ("PNOs") which will result in the transition of thirteen of such behavioral health direct care facilities to the PNOs over various dates through February 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

         Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's managed behavioral healthcare contracts encompass either risk-based or ASO arrangements or both. This segment contains the operating segments previously defined as the Managed Behavioral Healthcare Health Plan Segment ("Health Plan") and the Managed Behavioral Healthcare Employer segment ("Employer"). Prior period balances have been reclassified to reflect this change. The Company now considers Commercial as one segment and it is managed as such. As of September 30, 2008, Commercial's covered lives were 4.1 million, 14.7 million and 20.6 million for risk-based, EAP and ASO products, respectively. For the nine months ended September 30, 2008, Commercial's revenue was $311.9 million, $79.9 million and $95.0 million for risk-based, EAP and ASO products, respectively.

         Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of September 30, 2008, Public Sector's covered lives were 2.2 million and 0.2 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2008, Public Sector's revenue was $1.1 billion and $3.7 million for risk-based and ASO products, respectively.

         Radiology Benefits Management.    The Company's Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members of the health plan. The Company also has a Medicaid contract with a state agency. The Company has bid and may bid in the future on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company won one Medicaid contract last year, which was implemented in July 2008. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007. As of September 30, 2008, covered lives for Radiology Benefits Management were 2.6 million and 15.5 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2008, revenue for Radiology Benefits Management was $180.1 million and $43.8 million for risk-based and ASO products, respectively.

         Specialty Pharmaceutical Management.    The Company's Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies typically do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) distributing specialty pharmaceutical drugs on behalf of health plans, (ii) administering on behalf of health plans rebate agreements between health plans and pharmaceutical manufacturers, and (iii) providing consulting services to health plans and pharmaceutical manufacturers. The Company's Specialty Pharmaceutical Management segment had contracts with 31 health plans as of September 30, 2008.

         Corporate and Other.    This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2007. In addition to TennCare, the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2008. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        The Maricopa Contract, which began September 1, 2007 and which extends through June 30, 2010, generated net revenues of $48.1 million and $455.5 million for the nine months ended September 30, 2007 and 2008, respectively.

        The Company provides managed behavioral healthcare services for TennCare through contracts that extend through various dates. The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions will similarly be re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continues to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extend through June 30, 2009. The Company recorded net revenues of $245.2 million and $217.1 million for the nine months ended September 30, 2007 and 2008, respectively, from its TennCare contracts. The portion of the total net revenues associated with the programs for children and out-of-state members referred to above was $33.8 million and $34.2 million for the nine months ended September 30, 2007 and 2008, respectively.

        Total net revenues from the Company's contracts with WellPoint were $155.7 million and $145.7 million during the nine months ended September 30, 2007 and 2008, respectively, including radiology benefits management revenue of $44.7 million and $124.7 million, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated net revenues of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated net revenues of $63.9 million during the nine months ended September 30, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract originally had a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The term of this risk contract has been extended through December 31, 2010. The Company's other radiology benefits management contracts with WellPoint generated $10.8 million of net revenues for the nine months ended September 30, 2008. Substantially all of this revenue relates to contracts that have terms through various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $198.5 million and $216.7 million for the nine months ended September 30, 2007 and 2008, respectively.

  By Segment

        WellPoint generated greater than ten percent of net revenues for the Commercial segment for the nine months ended September 30, 2007. Two other customers generated greater than ten percent of Commercial net revenues for the nine months ended September 30, 2007 and 2008. The first customer has a contract that extends through December 31, 2010 and generated net revenues of $129.3 million and $159.4 million for the nine months ended September 30, 2007 and 2008, respectively. The second customer has a contract that extends through June 30, 2009 and generated net revenues of $66.8 million and $67.7 million for the nine months ended September 30, 2007 and 2008, respectively.

        Maricopa and TennCare were the only customers with revenues greater than ten percent of the net revenues for the Public Sector segment for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, one customer other then TennCare generated greater than ten percent of the net revenues for the Public Sector segment for such period. This customer has a contract that extends through June 30, 2009 and generated net revenues of $92.3 million and $106.0 million for the nine months ended September 30, 2007 and 2008, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the nine months ended September 30, 2007 and 2008. This customer has a contract that extends through May 31, 2011 and generated net revenues of $34.5 million and $73.4 million for the nine months ended September 30, 2007 and 2008, respectively.

        Included in the Company's Specialty Pharmaceutical Management segment are four customers that each exceeded ten percent of the net revenues for this segment for the nine months ended September 30, 2007. The four customers generated $44.4 million, $25.5 million, $23.7 million and $18.2 million of net revenues during the nine months ended September 30, 2007. For the nine months ended September 30, 2008, five customers each exceeded ten percent of the net revenues for this segment. Four of such customers generated $52.9 million, $36.3 million, $21.1 million, and $20.2 million of net revenues during the nine months ended September 30, 2008. The other contract generated net revenues of $21.1 million for the nine months ended September 30, 2008, and such customer has indicated that they do not intend to continue the contract in 2009.

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

Income Taxes

        The Company's effective income tax rate was 40.0 percent and 39.6 percent for the nine months ended September 30, 2007 and 2008, respectively. This rate differs from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various state and local jurisdictions. The Company is no longer subject to additional federal income taxes for any tax year ended prior to 2005, although the NOLs from such prior years remain subject to examination by the IRS. With few exceptions, the Company is also no longer subject to additional state or local income taxes for years prior to 2004 or, in a few jurisdictions, for the 2004 tax year as well.

        The statutes of limitation regarding substantially all of the remaining unrecognized state and local tax benefits for 2004 will expire during the fourth quarter of 2008. As a result, the Company anticipates that up to $4.0 million of gross unrecognized tax benefits (excluding interest costs) recorded as of September 30, 2008 could be reversed during the fourth quarter, substantially all of which would be recorded (net of the related indirect tax benefits) as a reduction to income tax expense.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended September 30, 2007
Net revenue	$191,407	$249,510	$72,054	$45,105	$—	$558,076
Cost of care	(91,769)	(223,888)	(53,351)	—	—	(369,008)
Cost of goods sold	—	—	—	(37,341)	—	(37,341)
Direct service costs	(39,307)	(14,468)	(14,097)	(5,507)	—	(73,379)
Other operating expenses	—	—	—	—	(29,089)	(29,089)
Stock compensation expense(1)	534	313	662	2,330	4,333	8,172

Segment profit (loss)	$60,865	$11,467	$5,268	$4,587	$(24,756)	$57,431

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended September 30, 2008
Net revenue	$163,240	$363,798	$72,692	$56,732	$—	$656,462
Cost of care	(85,867)	(320,479)	(50,238)	—	—	(456,584)
Cost of goods sold	—	—	—	(44,281)	—	(44,281)
Direct service costs	(38,018)	(17,668)	(14,104)	(6,713)	—	(76,503)
Other operating expenses	—	—	—	—	(29,376)	(29,376)
Stock compensation expense(1)	424	231	452	2,325	4,400	7,832

Segment profit (loss)	$39,779	$25,882	$8,802	$8,063	$(24,976)	$57,550

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Nine Months Ended September 30, 2007
Net revenue	$590,260	$675,703	$101,245	$130,740	$—	$1,497,948
Cost of care	(298,938)	(598,451)	(59,656)	—	—	(957,045)
Cost of goods sold	—	—	—	(108,052)	—	(108,052)
Direct service costs	(123,044)	(35,015)	(36,320)	(15,733)	—	(210,112)
Other operating expenses	—	—	—	—	(88,370)	(88,370)
Stock compensation expense(1)	1,695	770	1,670	6,483	12,044	22,662

Segment profit (loss)	$169,973	$43,007	$6,939	$13,438	$(76,326)	$157,031

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Nine Months Ended September 30, 2008
Net revenue	$486,792	$1,084,808	$223,890	$168,120	$—	$1,963,610
Cost of care	(252,569)	(963,374)	(152,805)	—	—	(1,368,748)
Cost of goods sold	—	—	—	(134,518)	—	(134,518)
Direct service costs	(113,588)	(51,135)	(41,408)	(18,764)	—	(224,895)
Other operating expenses	—	—	—	—	(97,215)	(97,215)
Stock compensation expense(1)	1,097	598	1,096	6,445	17,113	26,349

Segment profit (loss)	$121,732	$70,897	$30,773	$21,283	$(80,102)	$164,583

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Segment profit	$57,431	$57,550	$157,031	$164,583
Stock compensation expense	(8,172)	(7,832)	(22,662)	(26,349)
Depreciation and amortization	(14,393)	(16,086)	(41,550)	(44,983)
Interest expense	(1,571)	(592)	(5,027)	(2,824)
Interest income	6,434	4,127	17,140	13,336

Income from continuing operations before income taxes and minority interest	$39,729	$37,167	$104,932	$103,763

Quarter ended September 30, 2008 ("Current Year Quarter"), compared to the quarter ended September 30, 2007 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 14.7 percent or $28.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $43.9 million, which decrease was partially offset by increased membership from existing customers of $8.5 million, favorable rate changes of $4.8 million, revenue from new contracts implemented after (or during) the Prior Year Quarter of $1.1 million, and other net favorable variances of $1.3 million.

Cost of Care

        Cost of care decreased by 6.4 percent or $5.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $24.7 million and favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $3.5 million, which decreases were partially offset by favorable prior period medical claims development recorded in the Prior Year Quarter of $6.0 million, increased membership from existing customers of $5.4 million, unfavorable prior period medical claims development recorded in the Current Year Quarter of $0.2 million, and care trends and other net variances of $10.7 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 66.4 percent in the Prior Year Quarter to 75.6 percent in the Current Year Quarter, mainly due to care trend in excess of rate changes, out of period care development and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 3.3 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs increased as a percentage of revenue from 20.5 percent in the Prior Year Quarter to 23.3 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 45.8 percent or $114.3 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to higher revenue from the Maricopa Contract which was implemented during the Prior Year Quarter of $104.2 million, net favorable rate changes of $8.3 million, and net increased membership from existing customers of $2.8 million, which increases were partially offset by other net unfavorable variances of $1.0 million.

Cost of Care

        Cost of care increased by 43.1 percent or $96.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to higher care associated with the Maricopa Contract, which was implemented during the Prior Year Quarter, of $95.3 million, care associated with rate changes for contracts with minimum cost of care requirements of $2.5 million, increased membership from existing customers of $2.0 million, and care trends and other net variances of $1.4 million, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Quarter of $3.4 million and unfavorable prior period medical claims development recorded in the Prior Year Quarter of $1.2 million. Cost of care decreased as a percentage of risk revenue from 90.1 percent in the Prior Year Quarter to 88.4 percent in the Current Year Quarter mainly due to rate changes in excess of care trend, out of period care development and changes in business mix.

Direct Service Costs

        Direct service costs increased by 22.1 percent or $3.2 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is primarily due to the Current Year Quarter including a full quarter of costs for the Maricopa Contract. Direct service costs decreased as a percentage of revenue from 5.8 percent for the Prior Year Quarter to 4.9 percent in the Current Year Quarter mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 0.9 percent or $0.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to favorable rate changes of $5.1 million and revenue from new customers implemented after (or during) the Prior Year Quarter of $2.7 million, which increases were partially offset by revenue reductions associated with favorable care development and care trends of $0.8 million, net decreased membership from existing customers of $1.4 million (including a net decrease in risk membership of $3.6 million), a net decrease in performance related revenue of $1.2 million, terminated contracts of $1.1 million, and other net unfavorable variances of $2.7 million.

Cost of Care

        Cost of care decreased by 5.8 percent or $3.1 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to the net decrease in membership from existing risk customers of $3.4 million and favorable prior period medical claims development recorded in the Current Year Quarter of $3.1 million, which decreases were partially offset by care associated with new customers implemented after (or during) the Prior Year Quarter of $1.6 million, unfavorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $0.8 million, and care trends and other net unfavorable variances of $1.0 million. Cost of care decreased as a percentage of risk revenue from 92.7 percent in the Prior Year Quarter to 85.4 percent in the Current Year Quarter mainly due to rate changes in excess of care trend, favorable care development and business mix.

Direct Service Costs

        Current Year Quarter direct service costs are consistent with the Prior Year Quarter. As a percentage of revenue, direct service costs decreased from 19.6 percent in the Prior Year Quarter to 19.4 percent in the Current Year Quarter, mainly due to business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 25.8 percent or $11.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased distribution activity from new and existing customers of $8.0 million and increased consulting and rebate revenue of $3.7 million (including $0.8 million of retroactive rebate revenue recorded in the Current Year Quarter), which increases were partially offset by net unfavorable variances of $0.1 million.

Cost of Goods Sold

        Cost of goods sold increased by 18.6 percent or $6.9 million from the Prior Year Quarter to the Current Year Quarter, primarily due to net increased distribution activity from new and existing customers. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold decreased from 93.4 percent in the Prior Year Quarter to 92.8 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 21.9 percent or $1.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 12.2 percent in the Prior Year Quarter to 11.8 percent in the Current Year Quarter, mainly due to the increased distribution revenue.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 1.0 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to the impact of cost inflation, partially offset by improved productivity. As a percentage of total net revenue, other operating expenses decreased from 5.2 percent for the Prior Year Quarter to 4.5 percent for the Current Year Quarter, primarily due to business mix and the increased revenue from the Maricopa Contract.

Depreciation and Amortization

        Depreciation and amortization expense increased by 11.8 percent or $1.7 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after (or during) the Prior Year Quarter, inclusive of assets related to the Maricopa Contract, partially offset by a decrease in amortization expense due to an intangible asset which became fully amortized in the prior year.

Interest Expense

        Interest expense decreased by 62.3 percent or $1.0 million from the Prior Year Quarter to the Current Year Quarter, mainly due to reductions in outstanding debt balances as a result of debt payments and lower interest rates.

Interest Income

        Interest income decreased by $2.3 million from the Prior Year Quarter to the Current Year Quarter mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 37.0 percent in the Prior Year Quarter, which is consistent with the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income.

Nine months ended September 30, 2008 ("Current Year Period"), compared to the nine months ended September 30, 2007 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 17.5 percent or $103.5 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $148.2 million and net favorable retroactive membership adjustments of $2.2 million recorded in the Prior Year Period, which decreases were partially offset by increased membership from existing customers of $22.7 million, favorable rate changes of $13.5 million, favorable retroactive membership and rate adjustments of $4.6 million recorded in the Current Year Period, revenue from new contracts implemented after (or during) the Prior Year Period of $4.2 million, and other net favorable variances of $1.9 million.

Cost of Care

        Cost of care decreased by 15.5 percent or $46.4 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $91.5 million and favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $1.1 million, which decreases were partially offset by increased membership from existing customers of $12.6 million, favorable prior period medical claims development recorded in the Prior Year Period of $6.9 million, unfavorable prior period medical claims development recorded in the Current Year Period of $4.4 million, and care trends and other net variances of $22.3 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 69.5 percent in the Prior Year Period to 74.4 percent in the Current Year Period, mainly due to unfavorable care trends and care development.

Direct Service Costs

        Direct service costs decreased by 7.7 percent or $9.5 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs increased as a percentage of revenue from 20.8 percent in the Prior Year Period to 23.3 percent in the Current Year Period, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 60.5 percent or $409.1 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue from new customers implemented during the Prior Year Period of $413.4 million, net favorable rate changes of $26.4 million (including $3.6 million of retroactive rate changes recorded in the Current Year Period), and increased membership from existing customers of $3.8 million, which increases were partially offset by a net loss of membership in connection with the Middle Grand Region of TennCare of $32.2 million and other net unfavorable variances of $2.3 million.

Cost of Care

        Cost of care increased by 61.0 percent or $364.9 million from the Prior Year Period to the Current Year Period. This increase is primarily due to care associated with new customers of $380.1 million, care associated with rate changes for contracts with minimum cost of care requirements of $17.6 million (including $3.1 million of care recorded in the Current Year Period associated with retroactive rate changes), increased membership from existing customers of $1.7 million, and favorable prior period medical claims development recorded in the Prior Year Period of $1.5 million, which increases were partially offset by the net loss of membership in connection with the Middle Grand Region of TennCare of $26.5 million, favorable prior period medical claims development recorded in the Current Year Period of $8.2 million, and care trends and other net favorable variances of $1.3 million. Cost of care increased as a percentage of risk revenue from 89.0 percent in the Prior Year Period to 89.1 percent in the Current Year Period mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 46.0 percent or $16.1 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is primarily due to costs associated with new business. Direct service costs decreased as a percentage of revenue from 5.2 percent for the Prior Year Period to 4.7 percent in the Current Year Period mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 121.1 percent or $122.6 million from the Prior Year Period to the Current Year Period. This increase is primarily due to the conversion of an ASO contract to a risk contract of $75.0 million, revenue from new customers implemented after (or during) the Prior Year Period of $47.9 million, net increased membership from existing customers of $1.2 million (inclusive of a net decrease in risk membership of $5.1 million), and other net favorable variances of $1.6 million, which increases were partially offset by terminated contracts of $3.1 million.

Cost of Care

        Cost of care increased by $93.1 million from the Prior Year Period to the Current Year Period. This increase is primarily due to the conversion of an ASO contract to a risk contract of $62.6 million, care associated with new customers implemented after (or during) the Prior Year Period of $38.3 million, and unfavorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $0.8 million, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Period of $1.9 million, decreased membership from existing risk customers of $4.8 million, and care trends and other net favorable variances of $1.9 million. Cost of care decreased as a percentage of risk revenue from 92.9 percent in the Prior Year Period to 84.9 percent in the Current Year Period mainly due to favorable care development and business mix.

Direct Service Costs

        Direct service costs increased by 14.0 percent or $5.1 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to additional costs incurred to support the new risk contract which was implemented in June 2007. As a percentage of revenue, direct service costs decreased from 35.9 percent in the Prior Year Period to 18.5 percent in the Current Year Period, mainly due to the additional revenue provided by the risk-based contracts in the Current Year Period.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 28.6 percent or $37.4 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased distribution activity from new and existing customers of $28.3 million, increased consulting and rebate revenue of $8.7 million (including $0.5 million of retroactive rebate revenue recorded in the Current Year Period), and other net favorable variances of $0.4 million.

Cost of Goods Sold

        Cost of goods sold increased by 24.5 percent or $26.5 million from the Prior Year Period to the Current Year Period, primarily due to net increased distribution activity from new and existing customers. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold increased from 92.7 percent in the Prior Year Period to 93.0 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 19.3 percent or $3.0 million from the Prior Year Period to the Current Year Period. This increase is primarily due to expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 12.0 percent in the Prior Year Period to 11.2 percent in the Current Year Period, mainly due to increased distribution revenue.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 10.0 percent or $8.8 million from the Prior Year Period to the Current Year Period. The increase results primarily from current year expenses incurred pursuant to the former Chief Executive Officer's employment agreement in relation to his service to the Company ending of $10.1 million (includes $5.4 million of stock compensation expense related to the acceleration of vesting for certain equity awards), and net one-time expenses incurred in the Current Year Period of $2.7 million, which increases were partially offset by expenses in the Prior Year Period related to bid proposals of $2.5 million and other net favorable variances of $1.5 million. As a percentage of total net revenue, other operating expenses decreased from 5.9 percent for the Prior Year Period to 5.0 percent for the Current Year Period, primarily due to business mix and the increased revenue from the radiology risk contracts and the Maricopa Contract.

Depreciation and Amortization

        Depreciation and amortization expense increased by 8.3 percent or $3.4 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after (or during) the Prior Year Period, inclusive of assets related to the Maricopa Contract, partially offset by a decrease in amortization expense due to an intangible asset which became fully amortized in the prior year.

Interest Expense

        Interest expense decreased by 43.8 percent or $2.2 million from the Prior Year Period to the Current Year Period, mainly due to reductions in outstanding debt balances as a result of debt payments and lower interest rates.

Interest Income

        Interest income decreased by $3.8 million from the Prior Year Period to the Current Year Period mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 40.0 percent in the Prior Year Period and 39.6 percent in the Current Year Period. The Prior Year Period and Current Year Period effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income.

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

         Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's credit agreement with Deutsche Bank AG and Citigroup Global Markets, Inc. dated April 30, 2008 (the "New Credit Facility"). Based on the amount of cash equivalents and investments and the borrowing levels under the New Credit Facility as of September 30, 2008, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

         Operating Activities.    The Company reported net cash provided by operating activities of $152.5 million and $236.8 million for the Prior Year Period and Current Year Period, respectively. The $84.3 million increase in operating cash flows is primarily due to the year-over-year increase of $114.6 million in the shift of restricted cash to restricted investments, with $11.4 million and $126.0 million of restricted cash being shifted to restricted investments in the Prior Year Period and Current Year Period, respectively, and the increase in segment profit between periods of $7.6 million. Partially offsetting these items is the funding of restricted cash of $15.2 million during the Current Year Period for a risk radiology contract, the increase between periods in the run-out of net contract liabilities for terminated contracts of $5.8 million, the net increase between periods in restricted cash associated with the Company's regulated entities of $6.9 million and other net unfavorable items of $10.0 million, mainly due to timing and additional working capital requirements to support the Company's growth.

         Investing Activities.    The Company utilized $31.8 million and $24.0 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. During the Prior Year Period, the Company incurred capital expenditures of $12.4 million related to the implementation and start-up of the Maricopa County contract, with $7.0 million of this total attributable to fixed assets related to clinics that were purchased from Value Options. During the current year period, capital expenditures associated with the Maricopa County contract totaled $4.9 million.

        The Company used net cash of $6.9 million and $252.7 million in the Prior Year Period and Current Year Period, respectively, for the net purchase of "available-for-sale" investments. The

Company's investments consist of U.S. government and agency securities, obligations of government-sponsored enterprises, corporate debt securities, money market funds and certificates of deposit.

        During the Prior Year Period and Current Year Period, the Company made payments of $5.3 million and $0.4 million, respectively, for the working capital received in the acquisition of ICORE Healthcare LLC ("ICORE"), with the payment made during the Current Year Period representing the final ICORE working capital payment.

         Financing Activities.    During the Prior Year Period, the Company had debt and capital lease payments of $20.3 million. In addition, the Company received $26.7 million from the exercise of stock options and warrants and had other net financing related cash outflows of $0.2 million.

        During the Current Year Period, the Company had debt and capital lease payments of $12.7 million. In addition, the Company received $12.6 million from the exercise of stock options and warrants, paid $13.5 million for the repurchase of treasury stock under the Company's share repurchase program and had other net financing related cash inflows of $4.1 million.

Outlook—Liquidity and Capital Resources

         Liquidity.    During 2008, the Company expects to fund its capital expenditures with cash from operations. The Company estimates that it will spend approximately $6 million to $16 million of additional funds in 2008 for capital expenditures. The Company does not anticipate that it will need to draw on amounts available under the Revolving Loan borrowing of the New Credit Facility for its operations, capital needs or debt service in 2008. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company maintains its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial and credit markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

         Stock Repurchase.    On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. The Company expects to fund the stock repurchases using cash on hand. From July 1, 2008 through September 30, 2008, the Company repurchased 394,711 shares through the stock repurchase plan at an average share price of $42.22 per share for an aggregate cost of $16.7 million (excluding broker commissions).

         Off-Balance Sheet Arrangements.    As of September 30, 2008, the Company has no material off-balance sheet arrangements.

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

         Net Operating Loss Carryforwards.    The Company estimates that it had reportable federal NOLs as of December 31, 2007 of approximately $238.9 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the New Credit Facility. Based on the Company's investment balances, and the borrowing levels under the New Credit Facility as of September 30, 2008, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors.

        The value of the Company's investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.

        The Company's available-for-sale investment securities were $542.7 million and represented 35.9 percent of the Company's total consolidated assets at September 30, 2008. These assets are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of shareholders' equity, unless the decline in value is deemed to be other-than-temporary. If a decline in value is deemed to be other-than-temporary, the cost basis of the impaired security is written down to fair value and a charge is taken through operations. The Company has concluded that the unrealized losses are temporary and the Company has the intent and ability to hold the securities until they recover or mature. Therefore, the Company has not recorded any other than temporary impairments.

        In accordance with applicable accounting standards, the Company reviews its investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. The Company conducts this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, trading activity and marketability of the security, recommendations of investment advisors and forecasts of economic, market or industry trends. This review process also entails an evaluation of the Company's ability and intent to hold individual securities until they mature or full cost can be recovered. The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. The Company believes it has adequately reviewed its investment securities for impairment and that its investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change the Company's judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is a risk that declines in fair value may occur and material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

General economic conditions

        The state of the national economy and adverse changes in economic conditions could adversely affect the Company's business and results of operations. The state of the economy has negatively affected state budgets and could adversely affect the Company's reimbursement from state Medicaid programs in its Public Sector segment. The state of the economy and adverse economic conditions could also adversely affect our customers in the Commercial, Radiology Benefits Management and Specialty Pharmaceutical Management segments and the membership in our customers' health plans could drop, potentially causing a drop in the membership served by the Company, and thereby adversely affecting the revenues to the Company from such customers.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 394,711 shares of the Company's common stock at an aggregate cost of $16.7 million (excluding broker commissions and transaction fees) during the three months ended September 30, 2008.

        Following is a summary of stock repurchases made during the three month period ended September 30, 2008:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
July 1 - 31, 2008	—	—	—	$200,000
August 1 - 30, 2008	49,026	$43.68	49,026	197,859
September 1 - 30, 2008	345,685	$42.01	345,685	183,336

	394,711	$42.22	394,711	183,336

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions and transaction fees.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        On October 29, 2008, Barry M. Smith, a director of the Company since 2004, resigned his position on the Board as a result of his acceptance of a non-paid position as an official of the Church of Jesus Christ of Latter Day Saints in Dallas. Smith serves as a Mission President for the church in north Texas and, due to the requirements of the position, will no longer be able to serve on public or private boards during his three-year term in that role. The Nominating and Corporate Governance Committee of the board has commenced a search for a new director to replace Mr. Smith.

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

Date: October 31, 2008	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

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
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)
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