Form 10-K
period 2008-12-31
MAGELLAN HEALTH SERVICES INC
filed 2009-02-27
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

        The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.5 billion.

        The number of shares of Magellan Health Services, Inc.'s Ordinary Common Stock outstanding as of February 25, 2009 was 36,617,025.

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

        Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference.

MAGELLAN HEALTH SERVICES, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

PART I

Forward-Looking and Cautionary Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company (as defined below) believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Risk Factors" in Item 1A and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate," "anticipate," "expect," "believe," "should" and similar expressions are intended to be forward- looking statements.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During August and October 2008, the Company entered into agreements with two separate Provider Network Organizations ("PNOs") which resulted in the transition of thirteen of such behavioral health direct care facilities to the PNOs over various dates through February 2009. During March 2009, the Company will begin the operation of two additional behavioral health direct care facilities and the Company expects to divest itself of these facilities before August 31, 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

          Commercial.     The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's managed behavioral healthcare contracts encompass risk-based, ASO and EAP arrangements. This segment contains the operating segments previously defined as the Managed Behavioral Healthcare Health Plan Segment ("Health Plan") and the Managed Behavioral Healthcare Employer segment ("Employer"). Prior period balances have been reclassified to reflect this change. The Company now considers Commercial as one segment and it is managed as such. As of December 31, 2008, Commercial's covered lives were 4.2 million, 14.5 million and 20.7 million for risk-based, EAP and ASO products, respectively. For the year ended December 31, 2008, Commercial's revenue was $416.4 million, $106.7 million and $126.5 million for risk-based, EAP and ASO products, respectively.

          Public Sector.     The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2008, Public Sector's covered lives were 1.8 million and 0.3 million for risk-based and ASO products, respectively. For the year ended December 31, 2008, Public Sector's revenue was $1.4 billion and $5.3 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. The Company has bid on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company has won one state Medicaid contract, which was implemented in July 2008. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007. As of December 31, 2008, covered lives for Radiology Benefits Management were 2.6 million and

13.9 million for risk-based and ASO products, respectively. For the year ended December 31, 2008, revenue for Radiology Benefits Management was $239.4 million and $55.9 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies often do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) distributing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology management services to health plans. The Company's Specialty Pharmaceutical Management segment had contracts with 40 health plans as of December 31, 2008.

Corporate and Other

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Acquisition of National Imaging Associates

        On January 31, 2006, the Company acquired all of the outstanding stock of National Imaging Associates, Inc. ("NIA"), a privately held radiology benefits management ("RBM") firm, for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly-owned subsidiary. The Company reports the results of operations of NIA in the Radiology Benefits Management segment. For further discussion, see Note 3—"Acquisitions and Joint Ventures" to the consolidated financial statements set forth elsewhere herein.

Acquisition of ICORE Healthcare, LLC

        On July 31, 2006, the Company acquired all of the outstanding units of membership interest of ICORE Healthcare, LLC ("ICORE"), a specialty pharmaceutical management company, and ICORE became a wholly-owned subsidiary. The Company reports the results of operations of ICORE in the Specialty Pharmaceutical Management segment. For further discussion, see Note 3—"Acquisitions and Joint Ventures" to the consolidated financial statements set forth elsewhere herein.

        The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE's management team, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment"), subject to any indemnity claims Magellan may have under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the "Working Capital Payments"), which was $18.2 million of which $17.8 million was paid during 2007 with the remainder paid in January 2008; and (v) a potential earn-out of up to $75 million (the "Earn-Out"), provided the unitholders do not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $18.2 million of Working Capital

Payments were recorded as purchase price. The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period. The $24 million in restricted stock paid at the closing was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing. The Deferred Payment was paid in December 2008. The Earn-Out included (i) up to $25 million based on earnings for the 18 month period ended December 31, 2007 and (ii) up to $50 million based on earnings in 2008. Neither Earn-Out provisions were met and as a result, the Company will not pay any additional purchase consideration.

Industry

        According to the Centers for Medicare and Medicaid Services ("CMS"), U.S. healthcare spending was projected to increase 6.1 percent to $2.4 trillion in 2008, representing more than 16 percent of the gross domestic product. With the uncertain economic environment, rising healthcare costs, and the recent shifting of payment responsibilities, healthcare spending will continue to be one of the greatest pressing issues for the American public and the government agencies. The rapidly evolving clinical and technological environment demands the expertise of specialized healthcare management services so to provide both high-quality and affordable care.

        The company began its operations in the managed care behavioral health industry. Since 2006, the Company has diversified into the areas of radiology benefits management and specialty pharmaceutical management. The Company has transformed itself into a specialty managed healthcare company by entering various healthcare cost and care management areas that represent a meaningful portion of the healthcare dollar and that are growing at a disproportionately higher rate than other areas of healthcare. The Company defines areas of healthcare that can be carved out for specialty healthcare management to be areas where:

  •
  The management and cost of care are separable from other areas of healthcare management;

  •
  The Company can provide value to its customers resulting from managing care beyond what such customers can achieve on their own;

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

        Expanding the radiology benefits management services business.    Since the Company's acquisition of NIA in 2006, the Company has continued its focus on delivering innovative and clinically appropriate diagnostic management programs that create value for its clients and improve the consumers' overall healthcare experience. NIA seeks to distinguish itself in the marketplace through a focus on clinical excellence, product and service innovation, and consumerism. Since the acquisition of NIA, the

Company has expanded NIA's original product offerings into risk-based products, and continues to expand its product portfolio with customer-focused solutions in cardiac management and non-advanced imaging. The Company intends to continue marketing both its risk-based products and recently developed products to current ASO customers, as well as new RBM customers, through cross-selling to its managed behavioral healthcare and specialty pharmaceutical management customer base.

        Expanding the specialty pharmaceutical management business.    Since the Company's acquisition of ICORE in 2006, the Company has continued to focus on the expansion of its unique service model of providing contracting and formulary optimization services, specialty pharmaceutical distribution services, and strategic solutions consulting. ICORE's growth strategy is to leverage Magellan's operational platform, software development, and claims processing expertise to develop specialty pharmaceutical management products that drive savings for its customers. The Company recently expanded its product portfolio to include an oncology management product. The Company continues to cross-sell ICORE's product portfolio to its current managed behavioral healthcare and radiology benefits management customer base.

        Expanding product penetration in new or growing markets.    The Company seeks to expand its existing products and services in new and/or growing markets. For example, in recent years, the Medicaid market has increased its use of specialty managed healthcare services. With Medicaid experience in managed behavioral healthcare, radiology benefits management and specialty pharmaceutical management, the Company believes it is positioned to grow its membership and revenues in the Medicaid market over the long term as a result of its proven expertise in managing these services.

        Continued selective diversification of business lines.    The Company actively evaluates opportunities to enter other significant, high trend specialty healthcare businesses that would leverage its expertise and core competencies and/or that could draw on its existing customer relationships.

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

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and with subsidiaries of WellPoint, Inc. ("WellPoint") each generated revenues that exceeded, in the aggregate, ten percent of revenues for the consolidated Company for the years ended 2006 and 2007. In addition to TennCare, the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2008. The Company also has a significant concentration of business from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. See further discussion related to these significant customers in "Risk Factors—Reliance on Customer Contracts." In addition, see "Risk Factors—Dependence on Government Spending" for discussion of risks to the Company related to government contracts.

Provider Network

        Except for certain services provided under the Maricopa Contract (see "Business—Business Overview"), the Company's managed behavioral healthcare services and EAP treatment services are provided by a contracted network of third-party providers, including psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company's managed behavioral healthcare network consists of approximately 73,000 behavioral healthcare providers, including facility locations, providing various levels of care nationwide. The Company's network providers are almost exclusively independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs.

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

        Historically, the Company's radiology benefits management services were provided by a network of third-party providers that were contracted by the customers of the Company to provide such services to the customers' members or enrollees. To support its offering of risk-based arrangements, the Company has developed and continues to expand a proprietary network of providers directly, through the use of its internal networking resources, and indirectly through a network contracting company. Network providers include diagnostic imaging centers, radiology departments of hospitals that provide advanced imaging services on an outpatient basis, and individual physicians or physician groups that own advanced imaging equipment and specialize in certain specific areas of care. The Company contracts with these providers on a fee-for-service basis.

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

Competition

        The Company's business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups, pharmacy benefit managers ("PBMs") and other specialty healthcare and managed care companies. Many of the Company's competitors, particularly certain insurance companies, HMOs and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter competition in the future from new market entrants. In addition, some of the Company's customers that are managed care companies may seek to provide specialty managed healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely to a significant degree on price increases to achieve revenue growth, and expects to continue experiencing pricing pressures.

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2008 to June 17, 2009. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policies have a one-year term for the period June 17, 2008 to June 17, 2009. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim un-aggregated self-insured retention.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Maricopa Contract business, which includes coverage for the behavioral health direct care facilities. The Maricopa Contract insurance policies have a one-year term for the period September 1, 2008 to September 1, 2009. The general liability policies are written on an

"occurrence" basis, subject to a $0.35 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.35 million per claim un-aggregated self-insured retention.

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

Regulation

        General.    The specialty managed healthcare industry is subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing the licensing of insurance companies, HMOs, PPOs, TPAs and companies engaged in utilization review and specialty pharmaceutical management. In addition, the Company is subject to regulations concerning the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over healthcare services through the direct employment of physicians, psychiatrists or, in certain states, psychologists and other healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care and specialty pharmacy businesses and the provision of healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role it assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's operations is described in this section.

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

        Numerous states require the licensing or certification of entities performing utilization review or TPA activities, however, certain federal courts have held that such licensing requirements are preempted by the Employment Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company's activities in many states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

        Licensing of Healthcare Professionals/Clinic Facilities.    The provision of healthcare treatment services by physicians, psychiatrists, psychologists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals who provide healthcare treatment on behalf of or under contracts with the Company, and the case managers and other personnel of the health services business, are in compliance with the applicable state licensing requirements and current interpretations thereof. However, there can be no assurance that changes in such state licensing requirements or interpretations thereof will not adversely affect the Company's existing operations or limit expansion. With respect to the Company's crisis intervention program, additional licensing of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual's residence. The Company believes that any such additional licenses could be obtained. The Company also maintains licenses in the State of Arizona relating to the direct provision of healthcare services that the Company provides through certain direct care clinics operated under the Maricopa Contract.

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

        HIPAA.    The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. Confidentiality and patient privacy requirements are particularly strict in the Company's behavioral managed care business. In connection with HIPAA, the Company initially commissioned a dedicated HIPAA project management office to achieve compliance within the required timeframes. Oversight responsibilities for HIPAA compliance is now being handled by the Company's Corporate Compliance Department. The Company believes it is currently in compliance with the provisions of HIPAA. The American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009, represents a significant expansion of the HIPAA privacy and security laws. Regulations interpreting this new law have yet to be promulgated. The Company believes, that it can comply with changes in these laws and regulations, however there can be no assurance that compliance with such laws and regulations would not have a material adverse effect on its operations.

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

        Federal Anti-Remuneration/Fraud and Abuse Laws.    The federal healthcare Anti-Kickback Statute (the "Anti-Kickback Statute") prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, TRICARE or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded health care programs. The Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the U.S. Department of Health & Human Services ("DHHS"), and other administrative bodies. It also is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties. There have been a series of substantial civil and criminal investigations and settlements, at the state and federal level, by pharmacy benefit managers over the last several years in connection with alleged kickback schemes. The Company believes that it is in compliance with the legal requirements imposed by such anti-remuneration laws and regulations, however, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on our business, results of operations, financial condition or cash flows.

        Federal Statutes Prohibiting False Claims.    The Federal Civil False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistle blower suits against providers under the Federal Civil False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. A few federal district courts recently have interpreted the Federal Civil False Claims Act as applying to claims for reimbursement that violate the Anti-Kickback Statute under certain circumstances. The Federal Civil False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors. Criminal provisions that are similar to the Federal Civil False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent. Even in situations where the Company does not directly provide services to beneficiaries of federally funded health programs and, accordingly, does not directly submit claims to the federal government, it is possible that the Company could nevertheless become involved in a situation where false claim issues are raised based on allegations that it caused or assisted a government contractor in making a false claim.

        The Company is subject to certain provisions of the Deficit Reduction Act of 2005 (the "Act"). The Act requires entities that receive $5 million or more in annual Medicaid payments establish written policies that provide detailed information about the Federal Civil False Claims Act and the remedies thereunder, as well as any state laws pertaining to civil or criminal penalties for false claims and statements, the "whistleblower" protections afforded under such laws, and the role of such laws in preventing and detecting fraud waste and abuse. The written policies are to be disseminated to all employees, contractors and agents which or who, on behalf of the entity, furnishes, or otherwise authorizes the furnishing of, Medicaid health care items or services; performs billing or coding functions, or is involved in the monitoring of health care provided by the entity. In addition, any such entity that has an employee handbook must include a specific discussion of the federal and state false claims laws, the rights of an employee to be protected as a whistle blower and the entity's policies and procedures for detecting and preventing fraud, waste and abuse. The Company does not believe that it is in violation of the Federal Civil False Claims Act (or its criminal counterparts) and the Company has a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.

        State Anti-Remuneration/False Claims Law.    Several states have laws and/or regulations similar to the federal anti-remuneration and Federal False Claims Act described above. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. The Company believes that it is in substantial compliance with the legal requirements imposed by such anti-remuneration laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

        Regulation of Customers.    Regulations imposed upon the Company's customers include, among other things, benefits mandated by statute, exclusions from coverage prohibited by statute, procedures governing the payment and processing of claims, record keeping and reporting requirements, requirements for and payment rates applicable to coverage of Medicaid and Medicare beneficiaries, provider contracting and enrollee rights and confidentiality requirements. Although the Company believes that such regulations do not, at present, materially impair its operations, there can be no assurance that such indirect regulation will not have a material adverse effect on the Company in the future. In October 2008, the United States Congress passed legislation establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g. limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This new law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. There is an exemption for small employers. No assurance can be given that such legislation will not have a material adverse effect on the Company. However, the Company's risk contracts do allow for repricing to occur effective the same date that any legislation becomes effective if that legislation is projected to have a material affect on cost of care.

        Medicare Prescription Drug, Improvement and Modernization Act of 2003.    The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") established a voluntary outpatient prescription drug benefit for Medicare enrollees on an insured basis through Prescription Drug Plans, ("PDPs"), and by Medicare Advantage Plans ("Part D Activities"), in various regions across the United States. Among other things, PDPs and Medicare Advantage Plans are subject to provisions of the MMA and its implementing regulations and guidance intended to deter fraud, waste and abuse and are monitored strictly by the federal Centers for Medicare and Medicaid Services ("CMS") and its contracted Medicare Drug Integrity Contractors ("MEDICs") to ensure that Part D program funds are not spent inappropriately.

        The Company is neither a PDP nor a Medicare Advantage Plan; however, the Company contracts with PDPs and Medicare Advantage Plans, collectively "Part D Plans," to provide various services. In our capacity as a subcontractor with certain Part D Plan clients, we are indirectly subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If CMS or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, CMS or the health plan customer may require Company to cease its Part D activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a Part D Plan will not terminate the Company's business relationships insofar as they pertain to Medicare Part D.

        CMS requires PDPs and Medicare Advantage Plans to report 100% of all price concessions received for PBM services. The applicable CMS guidance suggests that best practices would require PDPs and Medicare Advantage Plans to contractually require the right to audit their PBMs as well as require 100% transparency as to manufacturer rebates paid for drugs provided under the sponsor's plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM's services. Additionally, CMS regulations require Part D Plan sponsors to ensure through their contractual arrangements with first tier, downstream and related entities (which would include PBMs) that CMS has access to such entities' books and records pertaining to services performed in connection with Part D. The CMS regulations also suggests that Part D Plan sponsors should contractually require their first tier, downstream and related entities to comply with certain elements of the sponsor's compliance program. We have not experienced and we do not anticipate that such disclosure and auditing requirements, to the extent required by Medicare plan partners, will have a materially adverse effect on our specialty pharmacy business.

        On January 6, 2009, CMS issued a final regulation requiring Part D plan sponsors, beginning in 2010, calculate beneficiary cost sharing based upon the price ultimately received by the pharmacy or other dispensing provider, rather than upon the price paid by the plan. Such calculation could potentially result in lower pharmacy claims reimbursement by Part D plan sponsors. In addition, the regulation requires that any profit realized or loss incurred by a PBM through price negotiations with pharmacies or manufacturers be included as administrative costs to the plan rather than being factored into drug costs for reimbursement purposes.

        FDA Regulation.    The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional activities that are performed "by or on behalf of" a drug manufacturer. The Company's business includes the provision of educational seminars for prescribers and other of the Company's customers on behalf of manufacturer clients and thus may subject to the federal laws applicable to the promotion of prescription drugs. There can be no assurance that the FDA will not attempt to assert jurisdiction over certain aspects of our specialty pharmacy business in the future and, although we are not controlled directly or indirectly by any drug manufacturer, the impact of future FDA regulation could materially adversely affect our specialty pharmacy business, results of operations, financial condition or cash flows.

        State Comprehensive PBM Regulation.    States continue to introduce broad legislation to regulate pharmacy benefits management activities. Some of this legislation could encompass certain of the activities of the specialty pharmacy business of the Company. In particular, some legislation seeks to impose fiduciary duties or disclosure obligations on entities that provide certain types of pharmacy management services. Both Maine and the District of Columbia have enacted statutes designed to impose certain fiduciary obligations on entities providing PBM services. In 2008, Maryland implemented comprehensive PBM registration legislation. Other states, including Mississippi, Louisiana, Connecticut and Tennessee, have recently enacted laws regulating various pharmacy benefit management activities, and similar legislation is pending in several more states. Such laws generally require certain financial disclosures. Such state laws do not appear to be having a material adverse effect on the Company's specialty pharmacy business. However, the Company can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can the Company be certain that future regulations or interpretations of existing laws will not adversely affect its specialty pharmacy business.

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

        Legislation Affecting Drug Prices.    Specialty pharmaceutical manufacturers generally report various price metrics to the federal government, including "average sales price" ("ASP"), "average manufacturer price" ("AMP") and "best price" ("BP"). The Company does not calculate these price metrics, but we note that the ASP, AMP and BP methodologies may create incentives for some drug manufacturers to reduce the levels of discounts or rebates available to purchasers, including the Company, or their clients with respect to specialty drugs. Any changes in the guidance affecting pharmaceutical manufacturer price metric calculations could materially adversely affect the Company's business.

        Additionally, most of the Company's distribution contracts with its customers use "average wholesale price" ("AWP") as a benchmark for establishing pricing. As part of a proposed amended and restated settlement in the case of New England Carpenters Health Benefit Fund, et. al. v. First Data Bank, et. al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a case brought against First Data Bank, one of several companies that report data on prescription drug prices, First Data Bank has agreed to reduce the wholesale average cost ("WAC") to AWP mark up of certain pharmaceutical products, which will result in a reduction of the AWP. The proposed amended and restated settlement received preliminary but not final approval of the court, and the specific terms of the settlement continue to be litigated. As of the end of January 2009, the amended and restated settlement has not yet been finalized. The Company cannot predict whether or when the amended and restated settlement will be approved or the extent to which, if at all, any final settlement terms will affect the Company's operations.

        In the absence of any action on the part of the Company to renegotiate with its customers the pricing of those pharmaceutical distribution contracts that use AWP, a settlement that involves a reduction in First Data Bank's AWP could adversely affect the margins earned on those distribution contracts that use AWP, however it is not expected to have a material adverse affect on the Company's results of operations.

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

        Other Proposed Legislation.    In the last five years, legislation has periodically been introduced at the state and federal levels providing for new healthcare regulatory programs and materially revising existing healthcare regulatory programs (including, without limitation, legislation to carve out certain classes from generic substitution). Recently some states including Massachusetts, Maryland and California have enacted or considered legislation regarding various forms of mandatory or universal health insurance coverage. Such legislation could include both federal and state bills affecting Medicaid programs which may be pending in, or recently passed by, state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance or state-based mandatory universal health insurance coverage and other forms of federal and state regulation of health insurance and healthcare delivery.

        There is currently discussion about the potential for health care reform, both at state and national levels. The proposals for reform include the government assuming a larger role in the health care system or a restructuring of Medicare or Medicaid programs. One of the items discussed has been reducing payments to private health plans offering Medicare Advantage. Depending on the outcome of these potential reductions, there is the possibility that membership and earnings derived from these plans may decrease. The Company cannot speculate on the outcome of any such "reform", how it may impact our business, and when it may become effective. Therefore, at this time the Company is unable to predict whether there will be any effect, positive or adverse, on its business as a result of any such healthcare reform.

Employees of the Registrant

        At December 31, 2008, the Company had approximately 5,200 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

History

        In late 1997 and early 1998, the Company completed its acquisition of three large managed behavioral healthcare organizations. Due primarily to those debt-financed acquisitions, the Company had amassed over $1.0 billion in total debt as of September 30, 2002. The Company concluded that it could no longer support the existing capital structure and determined to restructure its debt to levels that were more in line with its operations. On March 11, 2003 (the "Commencement Date"), Magellan and 88 of its subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in order to accomplish such restructuring.

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

        All distributions were made as of the Effective Date except for distributions related to disputed claims for Other GUCs, for which distributions were made subsequent to the Effective Date periodically as such disputed claims were settled. As of December 31, 2008, the total amount of outstanding, disputed claims for Other GUCs is $0.7 million ("Disputed Claims"). The Company does not believe that it is probable that any liability for the Disputed Claims will be incurred, and thus no liability has been recorded for the Disputed Claims as of December 31, 2008. Nonetheless, the Company has withheld from distribution 89,798 shares of Ordinary Common Stock (the "Reserved Shares") which will be distributed in accordance with the terms of the Plan upon the final resolution of the Disputed Claims. If the Disputed Claims were to be resolved for the full amount of $0.7 million, then the amount of additional consideration, in addition to the Reserved Shares, that the Company would be required to issue to the individual claimants that filed the Disputed Claims is cash of $0.2 million. If the Disputed Claims are resolved for less than $0.7 million, some or all of the Reserved Shares will be distributed as an incremental distribution to Other GUCs whose claims have been allowed in the bankruptcy.

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

        Substantially all of the Company's net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for 65.9 percent and 73.0 percent of the Company's net revenue in the years ended December 31, 2007 and 2008, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company's net revenue and have a material adverse effect on the Company's liquidity, profitability and financial condition.

Significant Customers

        Consolidated Company

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and with subsidiaries of WellPoint each generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2007. In addition to TennCare, the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2008. The Company also has a significant concentration of business from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        The Maricopa Contract, which began September 1, 2007 and which extends through June 30, 2010, generated net revenues of $196.1 million and $621.6 million for the years ended December 31, 2007 and 2008, respectively.

        The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions was similarly re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continues to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extend through June 30, 2009. The Company recorded net revenues of $316.9 million and $282.4 million for the years ended December 31, 2007 and 2008, respectively, from its TennCare contracts. The portion of the total net revenues associated with the programs for children and out-of-state members referred to above was $47.0 million for the year ended December 31, 2008.

        Total net revenues from the Company's contracts with WellPoint were $218.9 million and $186.7 million during the years ended December 31, 2007 and 2008, respectively, including radiology benefits management revenue of $77.8 million and $162.5 million, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated net revenues of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated net revenues of $85.7 million during the year ended December 31, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract originally had a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The term of this risk contract has been extended through December 31, 2010. The Company's other radiology benefits management contracts with WellPoint generated $11.4 million of net revenues for the year ended December 31, 2008. Substantially all of this revenue relates to contracts that have terminated at various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $262.2 million and $288.1 million for the years ended December 31, 2007 and 2008, respectively.

        By Segment

        WellPoint generated greater than ten percent of net revenues for the Commercial segment for the year ended December 31, 2007. Two other customers generated greater than ten percent of Commercial net revenues for the years ended December 31, 2007 and 2008. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $175.4 million and $217.0 million for the years ended December 31, 2007 and 2008, respectively. The second customer has a contract that extends through June 30, 2009 and generated net revenues of $89.3 million and $90.8 million for the years ended December 31, 2007 and 2008, respectively.

        Maricopa and TennCare were the only customers with net revenues greater than ten percent of the net revenues for the Public Sector segment for the year ended December 31, 2008. In addition to Maricopa and TennCare, one customer generated revenues greater than ten percent of the net revenues for the Public Sector segment for the year ended December 31, 2007. This customer has a contract that extends through December 31, 2009 and generated net revenues of $124.7 and $140.5 million for the years ended December 31, 2007 and 2008, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the years ended December 31, 2007 and 2008. This customer has a contract that extends through May 31, 2011 and generated net revenues of $61.3 million and $96.4 million for the years ended December 31, 2007 and 2008, respectively.

        Included in the Company's Specialty Pharmaceutical Management segment are four customers that each exceeded ten percent of the net revenues for this segment for the year ended December 31, 2007. The four customers generated $60.0 million, $34.4 million, $33.6 million and $24.9 million of net revenues during the year ended December 31, 2007. For the year ended December 31, 2008, five customers each exceeded ten percent of the net revenues for this segment. Four of such customers generated $71.9 million, $49.5 million, $28.0 million, and $26.8 million of net revenues during the year ended December 31, 2008. The other contract generated net revenues of $27.1 million for the year ended December 31, 2008, and this contract terminated December 31, 2008.

Integration of Companies Acquired by Magellan—The Company's profitability could be adversely affected if the integration of companies acquired by Magellan, is not completed in a timely and effective manner.

        As previously discussed, one of the Company's growth strategies is to make strategic acquisitions which are complementary to its existing operations. NIA and ICORE were the first such acquisitions completed by the Company. After Magellan closes on an acquisition, it must integrate the acquired company into Magellan's policies, procedures and systems. Failure to effectively integrate an acquired business could result in excessive costs being incurred, a delay in obtaining targeted synergies, decreased customer performance (which could result in contract penalties and/or terminations), increased employee turnover, and lost sales opportunities.

Changes in the Medical Managed Care Carve-Out Industry—Certain changes in the business practices of this industry could negatively impact the Company's resources, profitability and results of operations.

        Substantially all of the Company's Commercial, Radiology Benefits Management and Specialty Pharmaceutical Management segments' net revenues are derived from customers in the medical managed care industry, including managed care companies, health insurers and other health plans. Some types of changes in this industry's business practices could negatively impact the Company. For example, if the Company's managed care customers seek to provide services directly to their subscribers, instead of contracting with the Company for such services, the Company could be adversely affected. In this regard, certain of the Company's major customers in the past have not renewed all or part of their contracts with the Company, and instead provided managed behavioral healthcare services directly to their subscribers. Other of the Company's customers that are managed care companies could also seek to provide services directly to their subscribers, rather than by contracting with the Company for such services. In addition, the Company has a significant number of contracts with Blue Cross Blue Shield plans and other regional health plans. Consolidation of the healthcare industry through acquisitions and mergers could potentially result in the loss of contracts for the Company. Any of these changes could reduce the Company's net revenue, and adversely affect the Company's profitability and financial condition.

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

        The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as "risk-based contracts" or "risk-based products," which includes EAP services. These arrangements provided 82.4 percent and 84.2 percent of the Company's net revenue in the years ended December 31, 2007 and 2008, respectively.

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

Dependence on Government Spending—The Company can be adversely affected by changes in federal, state and local healthcare policies, programs, funding, and enrollments.

        All of the Company's Public Sector segment net revenue and a portion of the Company's net revenue in the Company's other three operating segments are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company (See "Reliance on Customer Contracts"). In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company faces increased risks in this regard as state budgets have come under increasing pressure due to the recent economic downturn. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors generally seek to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

Restrictive Covenants in the Company's Debt Instruments—Restrictions imposed by the Company's debt agreements limit the Company's operating and financial flexibility. These restrictions may adversely affect the Company's ability to finance the Company's future operations or capital needs or engage in other business activities that may be in the Company's interest.

        On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citibank, N.A. that provides for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sub-limit of up to $30.0 million for revolving loans (the "New Credit Facility") which contains a number of covenants. These covenants limit Company management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        These restrictions could adversely affect the Company's ability to finance future operations or capital needs or engage in other business activities that may be in the Company's interest. The New Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the New Credit Facility, pursuant to its terms, would result in an event of default under the New Credit Facility. The New Credit Facility is guaranteed by most of the Company's subsidiaries and is secured by most of the Company's assets and the Company's subsidiaries' assets.

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

        The Company's business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including HMOs, PPOs, TPAs, IPAs, multi-disciplinary medical groups, PBMs, specialty pharmacy companies, radiology benefits management companies and other specialty healthcare and managed care companies. Many of the Company's competitors, particularly certain insurance companies, HMOs and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, which can create downward pressure on prices through economies of scale. The entrance or expansion of these larger companies in the specialty managed healthcare industry (including the Company's customers who have in-sourced or who may choose to in-source healthcare services) could increase the competitive pressures the Company faces and could limit the Company's ability to maintain or increase the Company's rates. If this happens, the Company's profitability could be adversely affected. In addition, if the Company does not adequately respond to these competitive pressures, it could cause the Company to not be able to maintain its current contracts or to not be able to obtain new contracts.

Possible Impact of Healthcare Reform—Potential healthcare reform can significantly reduce the Company's revenues or profitability.

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

        In October 2008, the United States Congress passed legislation establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g. limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for members. This new law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and SCHIP plans. There is an exemption for small employers. No assurance can be given that such legislation will not have a material adverse effect on the Company. However, the Company's risk contracts do allow for re-pricing to occur effective the same date that any legislation becomes effective if that legislation is projected to have a material affect on cost of care.

        There is currently discussion about the potential for health care reform, both at state and national levels. The proposals for reform include the government assuming a larger role in the health care system or a restructuring of Medicare or Medicaid programs. One of the items discussed has been reducing payments to private health plans offering Medicare Advantage. Depending on the outcome of these potential reductions, there is the possibility that membership and earnings derived from these plans may decrease. The Company cannot speculate on the outcome of any such "reform," how it may impact our business, and when it may become effective. Therefore, at this time the Company is unable to predict whether there will be any effect, positive or adverse, on its business as a result of any such healthcare reform.

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

        With the Company's acquisition of ICORE, additional federal and state regulations became applicable to the Company. Various aspects of the Company's Specialty Pharmaceutical Management segment are governed by federal and state laws and regulations not previously applicable to the Company or which may now be applicable in different ways. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of the Company's business. There are significant uncertainties involving the application of many of these legal requirements to the Company. Accordingly, the Company may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting its compliance practices, or modifying its business practices, in order to satisfy changing interpretations and regulatory policies. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which, if adopted, could adversely affect the Company's business. See"Regulation" above.

Risks Related To Realization of Goodwill and Intangible Assets—The Company's profitability could be adversely affected if the value of intangible assets is not fully realized.

        The Company's total assets at December 31, 2008 reflect goodwill of approximately $367.4 million, representing approximately 26.0 percent of total assets. The Company completed the Company's annual impairment analysis of goodwill as of October 1, 2008 noting that no impairment was identified.

        At December 31, 2008, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $50.6 million. Intangible assets are amortized over their estimated useful lives, which range from approximately three to sixteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

        The Company estimates that it has reportable federal NOLs as of December 31, 2008 of approximately $114.8 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382 ("Section 382"), which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

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

        The Company underwent such an ownership change upon consummation of its reorganization in January 2004. Subsequent changes in the Company's stock ownership, including sales of the Company's common stock by certain 5% shareholders, certain purchases that result in 5% or greater ownership of the Company's common stock, certain changes in the indirect beneficial ownership of the Company's common stock, and issuances or redemptions of common stock by the Company, could result in another ownership change that would trigger an additional Section 382 limitation. Such additional Section 382 limitation could reduce the amount of NOLs the Company could utilize in a year, and thereby have an adverse effect on the Company's anticipated future cash flow, if, for example, the fair market value of the Company's stock were to decline significantly prior to such ownership change.

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

        The Company maintains a program of insurance coverage against a broad range of risks in the Company's business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company's potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2008, the Company had approximately $55.4 million of such bonds outstanding. The Company's insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company's alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company's profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

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

Investment Portfolio—The value of the Company's investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.

        The Company's available-for-sale investment securities were $233.9 million and represented 16.5 percent of the Company's total consolidated assets at December 31, 2008. These assets are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of shareholders' equity, unless the decline in value is deemed to be other-than-temporary. If a decline in value is deemed to be other-than-temporary, the cost basis of the impaired security is written down to fair value and a charge is taken through operations. The Company has concluded that the unrealized losses are temporary and the Company has the intent and ability to hold the securities until they recover or mature. Therefore, the Company has not recorded any other than temporary impairments.

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

Adverse Economic Conditions—The state of the national economy and adverse changes in economic conditions could adversely affect the Company's business and results of operations.

        The state of the economy has negatively affected state budgets and could adversely affect the Company's reimbursement from state Medicaid programs in its Public Sector segment. The state of the economy and adverse economic conditions could also adversely affect our customers in the Commercial, Radiology Benefits Management and Specialty Pharmaceutical Management segments resulting in increased pressures on the Company's operating margins. In addition, the economic conditions may result in decreased membership in the Commercial, Radiology Benefits Management, and Specialty Pharmaceutical Management segments, thereby adversely affecting the revenues to the Company from such customers as well as our operating profitability.

        These economic conditions in the debt markets may affect the Company's ability to refinance, or the terms of, a new credit facility, upon the maturity of the Company's existing New Credit Facility on April 29, 2009.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company currently leases approximately 1.2 million square feet of office space comprising 68 offices in 21 states and the District of Columbia, with terms expiring between January 2009 and August 2015. The Company's principal executive offices are located in Avon, Connecticut, which lease expires in September 2012. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Since January 6, 2004, shares of the Company's Ordinary Common Stock, $0.01 par value per share ("Ordinary Common Stock") have traded on the NASDAQ Stock Market under the symbol "MGLN." For further information regarding the Company's Ordinary Common Stock, see Note 7—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. Warrants to purchase shares of the Company's Ordinary Common Stock have traded on the Over-the-Counter Bulletin Board ("OTCBB") under the ticker symbol MGLNW since February 2, 2004. The following tables set forth the high and low closing bid prices of the Company's Ordinary Common Stock as reported by the NASDAQ Stock Market for the years ended December 31, 2007 and 2008, as follows:

	Ordinary Common Stock Sales Prices
	High	Low
2007
First Quarter	$44.38	$40.14
Second Quarter	47.79	40.51
Third Quarter	47.11	38.29
Fourth Quarter	48.88	39.79
2008
First Quarter	47.93	37.80
Second Quarter	41.23	36.10
Third Quarter	44.41	35.18
Fourth Quarter	40.73	30.54

        As of December 31, 2008, there were approximately 370 stockholders of record of the Ordinary Common Stock. The stockholders of record data for the Ordinary Common Stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

  Comparison of Cumulative Total Returns

        The following graph compares the change in the cumulative total return on the Company's common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P Managed Health Care Index, assuming an investment of $100 made at the close of trading on January 6, 2004, the first full day on which the common stock was registered under Section 12(g) of the Exchange Act and the first full day of trading on NASDAQ, and comparing relative values on December 31, 2004, 2005, 2006, 2007 and 2008. The common stock was first issued under the Company's plan of reorganization in connection with its bankruptcy proceedings on the Effective Date. The Company did not pay any dividends during the period reflected in the graph. Note that the common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Total Return

	January 6, 2004	2004	2005	December 31, 2006	2007	2008
Magellan Health Services, Inc.	$100	$126.52	$116.48	$160.07	$172.70	$145.04
S&P 500 Stock Index	100	109.72	115.11	133.29	140.62	88.59
S&P Managed Health Care Index(1)	100	155.63	222.08	207.47	239.75	107.79

(1)
The S&P Managed Health Care Index consists of Aetna, Inc., CIGNA Corp., Coventry Health Care, Inc., Humana, Inc., UnitedHealth Group, Inc. and WellPoint, Inc.

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

Share Repurchase

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 3,471,794 shares of the Company's common stock at an aggregate cost of $119.4 million (excluding broker commissions and transaction fees) during the three months ended December 31, 2008.

        Following is a summary of stock repurchases made during the three months ended December 31, 2008:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
October 1 - 31, 2008	865,214	$37.86	865,214	$150,581
November 1 - 30, 2008	1,202,700	$33.73	1,202,700	110,010
December 1 - 31, 2008	1,403,880	$32.80	1,403,880	63,963

	3,471,794		3,471,794

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions and transaction fees.

        During the period from January 1, 2009 through February 25, 2009, the Company made additional open market purchases of 435,800 shares at an aggregate cost of $15.6 million, excluding broker commissions and transaction fees.

Dividends

        The Company did not declare any dividends during either of the years ended December 31, 2007 or 2008. The Company is prohibited from paying dividends on the Ordinary Common Stock under the terms of the New Credit Facility, except in limited circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources—Restrictive Covenants in Debt Agreements."

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2008 with respect to the Company's 2008 Management Incentive Plan ("2008 MIP"):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	4,441,464	(1)	$36.73	3,278,684	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,441,464	(1)	$36.73	3,278,684	(2)

(1)
Excludes shares of restricted stock and restricted stock units purchased by employees or awarded to employees and the Company's directors pursuant to the 2008 MIP. Additionally excludes 136,735 options issued to certain employees (mainly related to 100,000 options granted to employees that were previously employed by ICORE and 36,735 options granted to employees previously employed by NIA), and 90,291 options issued to certain of the Company's directors.

(2)
Consists of shares remaining available for issuance as of December 31, 2008 under the 2008 MIP (under which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options, warrants and rights and the shares of restricted stock issued as referred to in footnote (1) above. The 2008 MIP also permits the grant of performance based cash bonus awards to eligible employees and the grant of equity to directors of the Company.

        For further discussion, see Note 7—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein.

Item 6.    Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2004, 2005, 2006, 2007 and 2008.

        Selected consolidated financial information for the years ended December 31, 2006, 2007 and 2008 and as of December 31, 2007 and 2008 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2004 and 2005 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006	2007	2008
Statement of Operations Data:
Net revenue	$1,795,402	$1,808,003	$1,690,270	$2,155,953	$2,625,394
Cost of care	1,190,594	1,204,659	1,081,080	1,409,103	1,830,542
Cost of goods sold	—	—	41,809	149,585	181,356
Direct service costs and other operating expenses(1)	400,023	377,533	385,478	404,003	426,627
Equity in earnings of unconsolidated subsidiaries	(5,277)	(4,350)	(390)	—	—
Depreciation and amortization	42,489	49,088	48,862	57,524	60,810
Interest expense	37,124	44,005	7,292	6,386	2,846
Interest income	(6,127)	(17,464)	(17,628)	(23,836)	(17,030)
Gain on sale of assets	—	(56,367)	(5,148)	—	—
Special charges (benefits)	5,038	(556)	—	—	—

Income from continuing operations before income taxes and minority interest	131,538	211,455	148,915	153,188	140,243
Provision for income taxes	64,835	82,405	62,695	58,669	54,038

Income from continuing operations before minority interest	66,703	129,050	86,220	94,519	86,205
Minority interest, net	347	58	(42)	361	—

Income from continuing operations	66,356	128,992	86,262	94,158	86,205
Income (loss) from discontinued operations(2)	(2,041)	1,597	—	—	—

Net income	$64,315	$130,589	$86,262	$94,158	$86,205

Income (loss) per common share—basic:
Income from continuing operations	$1.88	$3.59	$2.33	$2.42	$2.18
Income (loss) from discontinued operations	(0.06)	0.04	—	—	—
Net income	$1.82	$3.63	$2.33	$2.42	$2.18
Income (loss) per common share—diluted:
Income from continuing operations	$1.83	$3.42	$2.23	$2.36	$2.16
Income (loss) from discontinued operations	(0.06)	0.04	—	—	—
Net income	$1.77	$3.46	$2.23	$2.36	$2.16

	December 31,
	2004	2005	2006	2007	2008
Balance Sheet Data:
Current assets	$540,945	$540,777	$535,574	$803,092	$822,420
Current liabilities	362,843	311,925	321,073	375,859	373,881
Property and equipment, net	120,604	102,898	100,255	105,735	88,436
Total assets	1,164,281	1,069,486	1,207,520	1,435,123	1,417,564
Total debt and capital lease obligations	379,478	63,084	41,913	13,969	28
Stockholders' equity	$472,996	$633,077	$763,567	$908,232	$908,073

(1)
Includes stock compensation expense of $23.2 million, $15.8 million, $34.0 million, $30.0 million and $32.8 million in 2004, 2005, 2006, 2007 and 2008, respectively.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During August and October 2008, the Company entered into agreements with two separate Provider Network Organizations ("PNOs") which resulted in the transition of thirteen of such behavioral health direct care facilities to the PNOs over various dates through February 2009. During March 2009, the Company will begin the operation of two additional behavioral health direct care facilities and the Company expects to divest itself of these facilities before August 31, 2009.

        The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) ASO products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services, and (iii) EAPs where the Company provides short-term outpatient behavioral counseling services.

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

          Commercial.     The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's managed behavioral healthcare contracts encompass risk-based, ASO and EAP arrangements. This segment contains the operating segments previously defined as the Managed Behavioral Healthcare Health Plan Segment ("Health Plan") and the Managed Behavioral Healthcare Employer segment ("Employer"). Prior period balances have been reclassified to reflect this change. The Company now considers Commercial as one segment and it is managed as such. As of December 31, 2008, Commercial's covered lives were 4.2 million, 14.5 million and 20.7 million for risk-based, EAP and ASO products, respectively. For the year ended December 31, 2008, Commercial's revenue was $416.4 million, $106.7 million and $126.5 million for risk-based, EAP and ASO products, respectively.

          Public Sector.     The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2008, Public Sector's covered lives were 1.8 million and 0.3 million for risk-based and ASO products, respectively. For the year ended December 31, 2008, Public Sector's revenue was $1.4 billion and $5.3 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. The Company has bid on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company has won one state Medicaid contract, which was implemented in July 2008. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007.

As of December 31, 2008, covered lives for Radiology Benefits Management were 2.6 million and 13.9 million for risk-based and ASO products, respectively. For the year ended December 31, 2008, revenue for Radiology Benefits Management was $239.4 million and $55.9 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies often do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) distributing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology management services to health plans. The Company's Specialty Pharmaceutical Management segment had contracts with 40 health plans as of December 31, 2008.

Corporate and Other

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

        The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE's management team, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment"), subject to any indemnity claims Magellan may have under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the "Working Capital Payments"), which was $18.2 million of which $17.8 million was paid during 2007 with the remainder paid in January 2008; and (v) a potential earn-out of up to $75 million (the "Earn-Out"), provided the unitholders do not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $18.2 million of Working Capital Payments were recorded as purchase price. The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period. The $24 million in restricted stock paid at the closing was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing. The Deferred Payment was paid in December 2008. The Earn-Out included (i) up to $25 million based on earnings for the 18 month period ended December 31, 2007 and (ii) up to $50 million based on earnings in 2008. Neither Earn-Out provisions were met and as a result, the Company will not pay any additional purchase consideration.

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

Stock Compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under this transition method, stock compensation expense for the years ended December 31, 2006, 2007 and 2008 includes compensation expense for all stock compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock compensation expense for all stock compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

        The Company estimates the fair value of substantially all stock options using the Black-Scholes-Merton option pricing model that employs certain factors including expected volatility of stock price, expected life of the option, risk-free interest rate and expected dividend yield. For the year ended December 31, 2006, management determined that volatility based on actively traded equities of companies that are similar to the Company was a better indicator of expected volatility and future stock price trends than historical Company volatility, due to the lack of sufficient history of the Company subsequent to the Company's emergence from bankruptcy. For the years ended December 31, 2007 and 2008, such volatility was based on the historical volatility of the Company's stock price.

        The expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

        SFAS 123R also requires the Company to recognize compensation expense for only the portion of options, restricted stock or restricted stock units that are expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company's estimated forfeiture rates for the years ended December 31, 2006, 2007 and 2008 are three percent, two percent and eight percent, respectively. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $1.6 billion, $1.9 billion and $2.2 billion for the years ended December 31, 2006, 2007 and 2008, respectively.

Cost-Plus Contracts

        The Company has certain cost-plus contracts with customers under which the Company recognizes revenue as costs are incurred and as services are performed. Revenues from cost-plus contracts approximated $32.3 million, $30.5 million and $31.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $40.6 million and $120.0 million for the years ended December 31, 2007 and 2008, respectively.

Distribution Revenue

        The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $46.3 million, $160.6 million and $195.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $16.4 million, $10.4 million and $13.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Cost of Care, Medical Claims Payable and Other Medical Liabilities

        Cost of care is recognized in the period in which members receive managed healthcare services. In addition to actual benefits paid, cost of care in a period also includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and IBNR related to the Company's managed healthcare businesses.

        Such liabilities are determined by employing actuarial methods that are commonly used by health insurance actuaries and that meet actuarial standards of practice.

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's income statement and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Claims payable and IBNR, beginning of period	$164,013	$156,079	$185,349
Cost of care:
Current year	1,087,053	1,416,700	1,836,425
Prior years	(5,973)	(7,597)	(5,883)

Total cost of care	1,081,080	1,409,103	1,830,542

Claim payments and transfers to other medical liabilities(1):
Current year	951,389	1,248,549	1,676,975
Prior years	137,625	131,284	154,494

Total claim payments and transfers to other medical liabilities	1,089,014	1,379,833	1,831,469

Claims payable and IBNR, end of period	156,079	185,349	184,422
Withhold receivables, end of period(2)	(20,319)	(22,683)	(28,562)

Medical claims payable, end of period	$135,760	$162,666	$155,860

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

        Care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company's December 31, 2008 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
(3)%	$(23,000)	(3)%	$(31,500)
(2)%	(14,500)	(2)%	(20,500)
(1)%	(7,000)	(1)%	(10,500)
1%	7,000	1%	10,500
2%	14,500	2%	20,500
3%	23,000	3%	31,500

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2008; however, actual claims payments may differ from established estimates.

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

Goodwill

        Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit that has been allocated goodwill based on various valuation techniques, with the primary technique being a discounted cash flow analysis, which requires the input of various assumptions with respect to revenues, operating margins, growth rates and discount rates. The estimated fair value for each reporting unit is compared to the carrying value of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "impaired fair value" of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

        The key assumptions used to determine the fair value of the Company's reporting units included: (a) cash flow projections through 2013; (b) terminal values based on terminal growth rates ranging from 3 percent to 4 percent; and (c) discount rates ranging from 13 percent to 18 percent, which were based on the Company's weighted average cost of capital adjusted for the risks associated with the operations for each of the reporting units. While estimating the fair value of Radiology Benefits Management and the Specialty Pharmaceutical Management, the Company assumed operating income in future years in excess of current year results based primarily on assumed revenue growth.

        As a result of the first step of the 2008 annual goodwill impairment analysis, the fair value of each reporting unit with allocated goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 53 percent decline in fair value of the Health Plan reporting unit, an 11 percent decline in fair value of Radiology Benefits Management, or a 25 percent decline in fair value of Specialty Pharmaceutical Management would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        The balance of goodwill has been allocated to the Company's segments as follows (in thousands):

	December 31,
	2007	2008
Commercial	$121,032	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291

Total	$367,872	$367,325

        The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are reflected in the table below (in thousands):

	2007	2008
Balance as of beginning of period	$374,381	$367,872
Adjustment due to changes in valuation allowances(1)	(1,518)	219
Adoption of FIN 48(2)	(518)	—
Adjustment for tax contingency reversals(3)	(4,174)	(766)
Acquisition of NIA	(314)	—
Acquisition of ICORE	15	—

Balance as of end of period	$367,872	$367,325

    (1)
    In accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), reversals of valuation allowances with respect to unrealizable deferred tax assets are recorded as decreases to goodwill to the extent those assets originated in years prior to the Company's reorganization.

    (2)
    The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded this decrease to goodwill.

    (3)
    During 2007 and 2008, the statute of limitations expired with respect to the assessment of state and local income taxes for certain tax years prior to the Company's reorganization, resulting in the reversal of tax contingencies recorded for these years. The tax benefits of these reversals (net of indirect tax benefits) have been reflected as reductions of goodwill in accordance with SOP 90-7.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various state and local jurisdictions.

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), as it applies to companies that have implemented the fresh start reporting provisions of SOP 90-7 with respect to reversals of valuation allowances on deferred tax assets established with fresh-start accounting. The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

        The Company estimates that it has reportable federal NOLs as of December 31, 2008 of approximately $114.8 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        The Company's valuation allowances against deferred tax assets were $10.2 million and $9.4 million as of December 31, 2007 and 2008, respectively, mostly relating to uncertainties regarding the eventual realization of certain state NOLs and other state deferred tax assets. Determination of the amount of deferred tax assets considered realizable required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

        The balance of unrecognized tax benefits as of December 31, 2007 and 2008 was $118.7 million and $129.2 million, respectively, most of which was included in deferred credits and other long-term liabilities, and the remainder reducing deferred tax assets. If these unrecognized tax benefits had been realized as of December 31, 2007 and 2008, $22.7 million and $22.8 million, respectively, would have impacted the effective tax rate.

        Included in the balance of unrecognized tax benefits recorded at December 31, 2007 and 2008 were liabilities of $5.5 million and $14.1 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the deferral of these deductions to later years would not affect the annual effective tax rate but could result in the acceleration of cash payments and/or reduction to the NOL carryforwards with respect to the earlier period.

        With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years ended prior to December 31, 2005. Further, the statute of limitations regarding the assessment of the federal and most state and local income taxes for the year ended December 31, 2005 will expire during 2009. The Company anticipates that up to $5.4 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2008 could be reversed during 2009 as a result of statute expirations. All such reversals (net of the related indirect tax benefits) would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs.

        Prior to 2009 and in accordance with SOP 90-7, reversals of both valuation allowances and unrecognized tax benefits with respect to years prior to the Company's reorganization were recorded to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. As a result of implementation of Statement of Financial Accounting Standards ("SFAS") No.141 (R) "Business Combinations" ("SFAS 141(R)") , beginning in 2009 all reversals of valuation allowances and unrecognized tax benefits will be reflected as reductions to income tax expense, even if related to years prior to the Company's reorganization.

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

        The table below summarizes, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2006
Net revenue	$784,768	$808,657	$41,617	$55,228	$—	$1,690,270
Cost of care	(392,066)	(689,014)	—	—	—	(1,081,080)
Cost of goods sold	—	—	—	(41,809)	—	(41,809)
Direct service costs	(173,704)	(36,321)	(40,136)	(7,437)	—	(257,598)
Other operating expenses	—	—	—	—	(127,880)	(127,880)
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	390
Stock compensation expense(1)	1,595	647	3,739	3,577	24,433	33,991

Segment profit (loss)	$220,983	$83,969	$5,220	$9,559	$(103,447)	$216,284

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2007
Net revenue	$784,533	$1,020,839	$170,240	$180,341	$—	$2,155,953
Cost of care	(392,325)	(902,594)	(114,184)	—	—	(1,409,103)
Cost of goods sold	—	—	—	(149,585)	—	(149,585)
Direct service costs	(163,800)	(51,922)	(48,841)	(21,529)	—	(286,092)
Other operating expenses	—	—	—	—	(117,911)	(117,911)
Stock compensation expense(1)	2,277	1,172	1,708	8,769	16,068	29,994

Segment profit (loss)	$230,685	$67,495	$8,923	$17,996	$(101,843)	$223,256

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2008
Net revenue	$649,636	$1,451,923	$295,336	$228,499	$—	$2,625,394
Cost of care	(344,761)	(1,278,316)	(207,465)	—	—	(1,830,542)
Cost of goods sold	—	—	—	(181,356)	—	(181,356)
Direct service costs	(154,894)	(68,914)	(54,482)	(25,623)	—	(303,913)
Other operating expenses	—	—	—	—	(122,714)	(122,714)
Stock compensation expense(1)	1,368	839	1,472	8,967	20,117	32,763

Segment profit (loss)	$151,349	$105,532	$34,861	$30,487	$(102,597)	$219,632

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit as calculated in the table above to consolidated income from continuing operations before income taxes and minority interest for the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
Segment Profit	$216,284	$223,256	$219,632
Stock compensation expense	(33,991)	(29,994)	(32,763)
Depreciation and amortization	(48,862)	(57,524)	(60,810)
Interest expense	(7,292)	(6,386)	(2,846)
Interest income	17,628	23,836	17,030
Gain on sale of assets	5,148	—	—

Income from continuing operations before income taxes and minority interest	$148,915	$153,188	$140,243

Year ended December 31, 2008 ("2008") compared to the year ended December 31, 2007 ("2007")

Commercial

Net Revenue

        Net revenue related to the Commercial segment decreased by 17.2 percent or $134.9 million from 2007 to 2008. The decrease in revenue is mainly due to terminated contracts of $193.8 million and net favorable retroactive membership adjustments of $2.5 million recorded in 2007, which decreases were partially offset by increased membership from existing customers of $31.5 million, favorable rate changes of $17.7 million, favorable retroactive membership and rate adjustments of $5.1 million recorded in 2008, revenue from new contracts implemented after (or during) 2007 of $5.2 million, and other net favorable variances of $1.9 million.

Cost of Care

        Cost of care decreased by 12.1 percent or $47.6 million from 2007 to 2008. The decrease in cost of care is primarily due to terminated contracts of $118.9 million, which decrease was partially offset by increased membership from existing customers of $17.0 million, favorable prior period medical claims development recorded in 2007 of $6.7 million, unfavorable prior period medical claims development for 2007 which was recorded in 2008 or $5.2 million, unfavorable prior period medical claims development recorded in 2008 of $5.1 million, and care trends and other net unfavorable variances of $37.3 million. Cost of care as a percentage of risk revenue (excluding EAP revenue) increased from 68.7 percent in 2007 to 76.2 percent in 2008, mainly due to unfavorable care trends and care development, and due to business mix.

Direct Service Costs

        Direct service costs decreased by 5.4 percent or $8.9 million from 2007 to 2008. The decrease in direct service costs is mainly attributable to terminated contracts, partially offset by a one-time charge in 2008 of $2.5 million associated with legal matters. Direct service costs increased as a percentage of revenue from 20.9 percent in 2007 to 23.8 percent in 2008, mainly due to business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 42.2 percent or $431.1 million from 2007 to 2008. This increase is primarily due to revenue from new contracts implemented after (or during) 2007 of $413.4 million, favorable rate changes of $42.4 million, and membership increases from existing customers of $23.0 million, which increases were partially offset by a net loss of membership in connection with the West and Middle Grand Regions of TennCare of $45.3 million, and other net unfavorable variances of $2.4 million.

Cost of Care

        Cost of care increased by 41.6 percent or $375.7 million from 2007 to 2008. This increase is primarily due to care associated with new contracts implemented after (or during) 2007 of $380.1 million, care associated with rate changes for contracts that have minimum cost of care requirements of $24.4 million, membership increases from existing customers of $15.6 million, favorable prior period medical claims development which was recorded in 2007 of $0.9 million, and care trends and other net variances of $9.5 million, which increases were partially offset by the net loss of membership in connection with the West and Middle Grand Regions of TennCare of $37.6 million, favorable prior period medical claims development recorded in 2008 of $8.6 million, and favorable medical claims development for 2007 which was recorded in 2008 of $8.6 million. Cost of care decreased as a percentage of risk revenue from 88.8 percent in 2007 to 88.4 percent in 2008, mainly due to favorable medical claims development and business mix.

Direct Service Costs

        Direct service costs increased by 32.7 percent or $17.0 million from 2007 to 2008. The increase in direct service costs is primarily due to costs associated with new business. As a percentage of revenue, direct service costs decreased from 5.1 percent in 2007 to 4.7 percent in 2008, mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to the Radiology Benefits Management segment increased by 73.5 percent or $125.1 million from 2007 to 2008. This increase is primarily due to the conversion of an ASO contract to a risk contract during 2007 of $75.0 million, revenue from new customers implemented after (or during) 2007 of $50.7 million, favorable rate adjustments of $6.9 million, and net increased membership from existing customers of $1.0 million (inclusive of a net decrease in risk membership of $4.7 million), which increases were partially offset by terminated contracts of $7.1 million and other net unfavorable variances of $1.4 million.

Cost of Care

        Cost of care increased by 81.7 percent or $93.3 million from 2007 to 2008. This increase is primarily due to the conversion of an ASO contract to a risk contract during 2007 of $62.6 million, care associated with new customers implemented after (or during) 2007 of $39.6 million, and other net increases of $0.3 million, which increases were partially offset by net decreased membership from existing risk customers of $5.0 million, favorable prior period claims development recorded in 2008 of $2.1 million, and favorable claims development for 2007 recorded in 2008 of $2.1 million. Cost of care decreased as a percentage of risk revenue from 96.6 percent in 2007 to 86.7 percent in 2008 mainly due to favorable rate adjustments, favorable care development and business mix.

Direct Service Costs

        Direct service costs increased 11.5 percent or $5.6 million from 2007 to 2008. This increase is primarily attributed to additional costs incurred to support the new risk contract which was implemented in June 2007. As a percentage of revenue, direct service costs decreased from 28.7 percent in 2007 to 18.4 percent in 2008, mainly due to the additional revenue provided by the risk-based contracts in 2008.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to the Specialty Pharmaceutical Management segment increased 26.7 percent or $48.2 million from 2007 to 2008. This increase is primarily due to net increased distribution activity from new and existing customers of $35.2 million, increased consulting and rebate revenue of $12.2 million (including $0.5 million of retrospective rebate revenue recorded in 2008), and other net favorable variances of $0.8 million.

Cost of Goods Sold

        Cost of goods sold increased 21.2 percent or $31.8 million from 2007 to 2008, primarily due to net increased distribution activity from new and existing customers. As a percentage of the portion of net revenue that relates to distribution revenue, cost of goods sold decreased from 92.9 percent in 2007 to 92.7 percent in 2008, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 19.0 percent or $4.1 million from 2007 to 2008. This increase is primarily due to the expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 11.9 percent in 2007 to 11.2 percent in 2008, mainly due to increased distribution revenue.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 4.1 percent or $4.8 million from 2007 to 2008. The increase results primarily from expenses incurred in 2008 pursuant to the provisions of the former Chief Executive Officer's employment agreement of $10.1 million (includes $5.4 million of stock compensation expense related to the accelerated vesting for certain equity awards), and net one-time expenses incurred in 2008 of $1.7 million, which increases were partially offset by expenses incurred in 2007 related to bid proposals of $2.5 million, and net other favorable variances of $4.5 million. As a percentage of total net revenue, other operating expenses decreased from 5.5 percent for 2007 to 4.7 percent for 2008, primarily due to business mix and the increased revenue from radiology risk contracts and the Maricopa Contract.

Depreciation and Amortization

        Depreciation and amortization expense increased by 5.7 percent or $3.3 million from 2007 to 2008, primarily due to asset additions after (or during) 2007, inclusive of assets related to the Maricopa County contract, partially offset by a decrease in amortization expense due to an intangible asset which became fully amortized in 2007.

Interest Expense

        Interest expense decreased by 55.4 percent or $3.5 million from 2007 to 2008, mainly due to reductions in outstanding debt balances as a result of repayment of debt in 2008 in connection with the New Credit Facility and lower interest rates.

Interest Income

        Interest income decreased by 28.6 percent or $6.8 million from 2007 to 2008, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 38.3 percent in 2007 and 38.5 percent in 2008. The 2007 and 2008 effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income.

2007 compared to the year ended December 31, 2006 ("2006")

Commercial

Net Revenue

        Net revenue related to the Commercial segment decreased by $0.2 million from 2006 to 2007. The decrease in revenue is mainly due to terminated contracts of $87.0 million and revenue in 2006 of $6.2 million related to one-time transitional activities associated with a terminated contract, which decreases were partially offset by revenue from new contracts implemented after (or during) 2006 of $49.8 million, favorable rate changes of $22.7 million, increased membership from existing customers of $19.4 million, and other net increases of $1.1 million.

Cost of Care

        Cost of care increased by 0.1 percent or $0.3 million from 2006 to 2007. The increase in cost of care is primarily due to care from new contracts implemented after (or during) 2006 of $32.1 million, favorable contractual settlements affecting cost of care in 2006 of $5.1 million, increased membership from existing customers of $8.6 million, favorable prior period medical claims development recorded in 2006 of $4.5 million, and care trends and other net unfavorable variances of $5.8 million, which increases were partially offset by terminated contracts of $44.7 million, favorable prior period medical claims development recorded in 2007 of $6.7 million, and favorable medical claims development for 2006 which was recorded in 2007 of $4.4 million. Cost of care as a percentage of risk revenue (excluding EAP business) decreased from 69.1 percent in 2006 to 68.7 percent in 2007, mainly due to the impact of rate changes exceeding care trends partially offset by the favorable contractual settlements in the prior year.

Direct Service Costs

        Direct service costs decreased by 5.7 percent or $9.9 million from 2006 to 2007 primarily due to terminated contracts. Direct service costs decreased as a percentage of revenue from 22.1 percent in 2006 to 20.9 percent in 2007, mainly due to favorable rate changes and business mix.

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

Cost of Care

        Cost of care increased by 31.0 percent or $213.6 million from 2006 to 2007. This increase is primarily due to care associated with new contracts implemented after (or during) 2006 of $268.7 million (including Maricopa Contract implementation costs of $4.1 million), membership increases from existing customers of $9.1 million, care associated with rate changes for contracts that have minimum cost of care requirements of $8.3 million, favorable prior period medical claims development which was recorded in 2006 of $1.5 million, and care trends and other net variances of $18.8 million, which increases were partially offset by the net loss of membership in connection with the Middle Grand Region of TennCare of $83.3 million, prior period membership adjustments recorded in 2006 of $7.6 million, favorable medical claims development for 2006 which was recorded in 2007 of $1.0 million and favorable prior period medical claims development recorded in 2007 of $0.9 million. Cost of care increased as a percentage of risk revenue from 85.8 percent in 2006 to 88.8 percent in 2007, mainly due to business mix.

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

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment decreased by 7.8 percent or $10.0 million from 2006 to 2007, primarily due to lower stock compensation expense for this segment. As a percentage of total net revenue, other operating expenses decreased from 7.6 percent for 2006 to 5.5 percent for 2007 primarily due to the leveraging of corporate functions in connection with the acquisitions of NIA and ICORE, lower stock compensation expense for this segment, and the impact of new contracts implemented after (or during) 2006.

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

Income Taxes

        The Company's effective income tax rate was 42.1 percent in 2006 and 38.3 percent in 2007. The 2006 and 2007 effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The effective income tax rate in 2007 is lower than 2006 mainly due to the inclusion in 2006 of tax provision for certain tax contingencies related to executive compensation expense, as well as the reversal in 2007 of a portion of such tax contingency reserves.

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

        In relation to the managed behavioral healthcare business, the Company is a market leader in a mature market with many viable competitors. The Company is continuing its attempts to grow its business in the managed behavioral healthcare industry through aggressive marketing and development of new products; however, due to the maturity of the market, the Company believes that the ability to grow its current business lines may be limited. In addition, as previously discussed, substantially all of the Company's Commercial segment revenues are derived from Blue Cross Blue Shield health plans and other managed care companies, health insurers and health plans. Certain of the managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and to instead manage the behavioral healthcare services directly for their subscribers.

        The Company believes that it will be able to expand its revenues from its Radiology Benefits Management and Specialty Pharmaceutical Management segments. The Company's first two risk-based Radiology Benefits Management contracts became effective June 1, 2007 and July 1, 2007.

        Care Trends.    The Company expects that the Commercial care trend factor for 2009 will be 7 to 9 percent, the Public Sector care trend factor for 2009 will be 3 to 5 percent and the Radiology Benefits Management care trend for 2009 will be 10 to 13 percent.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's New Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the New Credit Facility as of December 31, 2008, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2008 compared to 2007

        Operating Activities.    The Company's net cash provided by operating activities for 2007 and 2008 totaled $194.6 million and $268.3 million, respectively. The $73.7 million increase in operating cash flows from 2007 to 2008 is primarily attributable to the shift of restricted cash to restricted investments, which results in an operating cash flow source that is directly offset by an investing cash flow use. During 2008, $108.7 million of restricted cash was shifted to restricted investments as compared to 2007 in which $15.0 million of restricted investments were shifted to restricted cash. As such, the year over year impact results in a $123.7 million increase in operating cash flows. In addition, the funding of restricted cash associated with the Company's regulated entities in 2008 was $36.1 million lower than 2007, mainly due to the initial funding required for the Maricopa Contract in 2007.

        Partially offsetting these items is the build-up of receivables and inventory of $20.5 million associated with the growth experienced in the specialty pharmaceutical management business segment, the reduction from 2007 in the build-up of medical claims payable and other liabilities of $14.8 million associated with the risk-based radiology contracts and the funding of restricted cash in 2008 of $13.3 million associated with a risk-based radiology contract. In addition, the Company's operating cash flows were negatively impacted by the decrease in interest income and segment profit of $6.8 million and $3.7 million, respectively, from 2007 to 2008, higher current year payments associated with claims run-out for terminated contacts, with 2007 and 2008 run-out payments of $8.8 million and $13.9 million, respectively, and other net unfavorable variances of $21.9 million associated with working capital changes.

        During 2008, the Company's restricted cash decreased $60.4 million, with $108.7 million of this decrease attributable to the shift of a portion of the Company's restricted cash to restricted investments. Partially offsetting this item is the funding of restricted cash of $13.3 million associated with a risk-based radiology contract, the increase in restricted cash of $34.8 million associated with the Company's regulated entities and other net increases of $0.2 million. Of the increase in restricted cash associated with the Company's regulated entities, $30.3 million is offset by changes in other assets and liabilities, primarily medical claims payable and other medical liabilities, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $47.6 million and $36.3 million during 2007 and 2008, respectively, for capital expenditures. During 2007, the Company incurred capital expenditures of $15.0 million related to the implementation and start-up of the Maricopa County contract, with $7.0 million of this total attributable to fixed assets related to clinics that were purchased from Value Options. During 2008, capital expenditures associated with the Maricopa County contract totaled $6.5 million.

        During 2007, the Company received net cash of $0.7 million from the net maturity of "available-for-sale" investments, with the Company using net cash of $176.0 million during 2008 for the net purchase of "available-for-sale" investments. The net purchase of investments during 2008 is primarily attributable to a shift of restricted cash of $108.7 million to restricted investments, as noted above. In addition, the Company purchased short-term investments from the cash generated from its operations.

        During 2007 and 2008, the Company made working capital payments of $17.8 million and $0.4 million, respectively, related to the acquisition of ICORE, with the payment made during 2008 representing the final ICORE working capital payment. In addition, during 2008 the Company settled the $25.0 million deferred payment associated with the acquisition of ICORE with the previous unitholders of ICORE.

        Financing Activities.    During 2007, the Company received proceeds of $32.4 million from the exercise of stock options and warrants, obtained a tax benefit of $14.4 million from the exercise of stock options and had other financing related cash inflows of $0.3 million. In addition, the Company had $27.9 million of debt and capital lease payments and had a financing cash flow use of $0.5 million related to restricted stock units that were surrendered by certain employees in exchange for the payment of taxes associated with restricted stock unit awards that vested.

        During 2008, the Company made payments of $136.2 million, including broker commissions, on the repurchase of Company stock in accordance with its share buy-back program, had $14.0 million of debt and capital lease payments, and had a financing cash flow use of $1.8 million related to restricted stock units that were surrendered by certain employees in exchange for the payment of taxes associated with restricted stock unit awards that vested. In addition, the Company received proceeds of $12.9 million from the exercise of stock options and warrants, obtained a tax benefit of $7.5 million from the exercise of stock options and had other financing related cash inflows of $0.4 million.

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

        During 2007, the Company's restricted cash increased $111.7 million, with $54.5 million of this increase due to the funding associated with regulated entities as previously discussed. In addition, $42.2 million of the increase in restricted cash is offset by changes in other assets and liabilities, primarily medical claims payable and other medical liabilities, thus having no impact on operating cash flows. The increase in restricted cash was also impacted by the shift of $15.0 million of the Company's restricted investments to restricted cash, which resulted in an operating cash flow use that is directly offset by an investing cash flow source. As such, this shift of investments did not impact the Company's total cash and investments.

        Investing Activities.    The Company utilized $25.5 million and $47.6 million during 2006 and 2007, respectively, for capital expenditures. During 2007, the Company incurred capital expenditures of $7.5 million associated with enhancements to the RBM infrastructure largely related to the implementation of systems to support risk-based contracts, which is an increase of $5.3 million from 2006. In addition, during 2007 the Company incurred capital expenditures of $15.0 million associated with the start-up and implementation of the Maricopa Contract. The remainder of the capital expenditures for 2007 and the majority of capital expenditures for 2006 related to management information systems and related equipment.

        During 2006, the Company received proceeds of $22.2 million related to the sale of assets, with $20.5 million in proceeds attributable to the sale of its investment in Royal.

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

        Financing Activities.    During 2006, the Company had $25.2 million of debt and capital lease payments. In addition, the Company received proceeds of $9.6 million from the exercise of stock options and warrants.

        During 2007, the Company had $27.9 million of debt and capital lease payments. In addition, the Company received proceeds of $32.4 million from the exercise of stock options and warrants and obtained a tax benefit of $14.4 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

        Liquidity.    During 2009, the Company expects to fund its estimated capital expenditures of $25 to $35 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the New Credit Facility for its operations, capital needs or debt service in 2009. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company maintains its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial and credit markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        The following table sets forth the future financial commitments of the Company as of the December 31, 2008 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Interest on long-term debt(1)	$288	$287	$1	$—	$—
Capital lease obligations	28	8	20	—	—
Operating leases(2)	53,546	19,661	31,168	2,717	—
Purchase commitments(3)	2,398	2,398	—	—	—
FIN 48 liabilities(4)	129,156	—	—	—	—

	$185,416	$22,354	$31,189	$2,717	$—

(1)
Interest payments have been estimated based upon rates and commitment fees under the New Credit Facility.

(2)
Operating lease obligations include estimated future lease payments for both open and closed offices.

(3)
Purchase commitments includes open purchase orders as of December 31, 2008 relating to ongoing capital expenditure and operational activities.

(4)
The Company is unable to make a reasonably reliable estimate of the period of the cash settlement with the respective taxing authorities for the $129.2 million balance of its tax contingency reserves. See further discussion in Note 8—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

        In addition to the contractual obligations and commitments discussed above, the Company has a variety of other contractual agreements related to acquiring materials and services used in the Company's operations. However, the Company does not believe these other agreements contain material noncancelable commitments.

        Stock Repurchase.    On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. The Company expects to fund the stock repurchases using cash on hand. From August 1, 2008 through December 31, 2008, the Company repurchased 3,866,505 shares through the stock repurchase plan at an average share price of $35.18 per share for an aggregate cost of $136.0 million (excluding broker commissions).

        During the period from January 1, 2009 through February 25, 2009, the Company made additional open market purchases of 435,800 shares at an aggregate cost of $15.6 million, excluding broker commissions and transaction fees.

        Off-Balance Sheet Arrangements.    As of December 31, 2008, the Company has no material off-balance sheet arrangements.

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

        Net Operating Loss Carryforwards.    The Company estimates that it has reportable federal NOLs as of December 31, 2008 of approximately $114.8 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        As of December 31, 2008, the Company's valuation allowances against deferred tax assets were $9.4 million, mostly relating to uncertainties regarding the eventual realization of certain state NOLs and other state deferred tax assets. Determination of the amount of deferred tax assets considered realizable required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

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

        In December 2007, the FASB issued SFAS 141(R) and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141, some of which could have a material impact on how the Company accounts for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in the Company's year beginning January 1, 2009. Prior to 2009 and in accordance with SOP 90-7, reversals of both valuation allowances and unrecognized tax benefits with respect to years prior to the Company's reorganization were recorded to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. As a result of the implementation of SFAS 141(R), beginning in 2009 all reversals of valuation allowances and unrecognized tax benefits will be reflected as reductions to income tax expense, even if related to years prior to the Company's reorganization. The Company is currently evaluating the effects, if any, that SFAS 160 may have on the Company's consolidated financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the New Credit Facility. Based on the Company's investment balances, and the borrowing levels under the New Credit Facility as of December 31, 2008, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2008. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        In the fourth quarter ended December 31, 2008, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework."

        Based on this assessment, management has concluded that, as of December 31, 2008, internal control over financial reporting is effective based on these criteria.

        The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report dated February 25, 2009 appears on page 64 of this Form 10-K.

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited Magellan Health Services, Inc.'s ("the Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Health Services, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Magellan Health Services, Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 25, 2009

Item 9B.    Other Information

        At its meeting on February 25, 2009, the board of directors of the Company appointed Eran Broshy as a director to fill the unexpired term of Barry Smith, who resigned from the board on October 29, 2009 as a result of his acceptance of a non-paid position as mission President for the Church of Jesus Christ of Latter Day Saints in North Texas. Mr. Broshy currently serves as the Executive Chairman of the board of directors of inVentiv Health, Inc, a public company providing a broad range of outsourced services to global pharmaceutical and life sciences companies. In connection with his appointment, the board approved a grant of restricted stock of the Company to be made to Mr. Broshy on March 2, 2009, which represents a pro-rated grant of restricted stock for his service on the board from February 25, 2009 until the 2009 Annual Meeting of Shareholders of the Company. The number of shares of restricted stock to be granted to Mr. Broshy shall be determined by dividing $28,082.54 by the closing price of a share of Common Stock of the Company on NASDAQ on March 2, 2009. Such restricted stock will vest on May 20, 2009, the vesting date for annual restricted stock awards made on May, 20 2008 to other non-management directors of the Company for their service since the 2008 Annual Meeting of Shareholders of the Company. Mr. Broshy was also appointed to the Nominating and Corporate Governance Committee of the board.

        On February 24, 2009, Allen Wise resigned from the board of directors of the Company as a result of his appointment as Chief Executive Officer of Coventry Healthcare, Inc. The board decided not to fill the vacancy created by Mr. Wise's resignation and to reduce the size of the board from 10 members to 9 members as authorized by the Company's By-Laws. As a result, there remains one vacancy on the board, and the board is currently conducting a search for a new director to fill the unexpired term of Steven Shulman who, as previously reported, resigned from the board by notice to the Company on February 17, 2009, effective on February 25, 2009.

        The board also appointed Rene Lerer as Chairman of the Board.

PART III

        The information required by Items 10 through 14 is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2008.

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
3.4
Bylaws of the company, which were filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed on May 2, 2008, and is incorporated herein by reference.
4.1
Credit Agreement, dated January 5, 2004, among the Company, various lenders listed therein and Deutsche Bank AG, New York Branch, as administrative agent, which was filed as Exhibit 2.2 to the Company's current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
4.2	Indenture, dated as of January 5, 2004, between the Company and HSBC Bank USA, as trustee, relating to the 9 3/8% Series A Senior Notes due 2008 and the 9 3/8% Series B Senior Notes due 2008 of the Company, which was filed as Exhibit 2.3 to the Company's current report on Form 8-K, which was filed January 6, 2004 and is incorporated herein by reference.
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
4.7
Credit Agreement, dated April 30, 2008, among the Company, various lenders listed therein and Deutsche Bank AG, as administrative agent, which was filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed on May 2, 2008, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.6	Amendment to the January 5, 2004 Employment Agreement between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer of the Company, dated as of January 3, 2006, which was filed as Exhibit 10.7 to the Company's current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.18	First form of Notice of Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.5 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.25	Notice of Restricted Stock Award, relating to restricted shares granted under the Company's 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, which was filed as Exhibit 10.9 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.37	Amendment to Employment Agreement, dated July 28, 2006, between the Company and Eric Reimer, Chief Growth Officer of the Company, which was filed as Exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.
*10.38
Amendment to Employment Agreement, dated July 28, 2006, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary of the Company, which was filed as Exhibit 10.4 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.
*10.39
Employment Agreement, dated August 2, 2004, between the Company and R. Caskie Lewis-Clapper, Chief Human Resources Officer, which was filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.40
Amendment to Employment Agreement, dated July 28, 2006, between the Company and R. Caskie Lewis-Clapper, Chief Human Resources Officer, which was filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
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
*10.43
Employment Agreement, dated June 27, 2006 between the Company and Raju Mantena, which was filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.44
Employment Agreement, dated October 2, 2003, between the Company and Russell Petrella, which was filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.45
Amendment to Employment Agreement (Tier II), dated July 28, 2006 between the Company and Russell Petrella, which was filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.46
Employment Agreement, dated February 25, 2008, between the Company and Tina Blasi, which was filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.47
Amendment to Employment Agreement, dated February 25, 2008, between the Company and Tina Blasi, which was filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.48
Form of Stock Option Agreement, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.49	Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.
*10.50
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.
*10.51
Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.
*10.52
Employment Agreement, dated August 11, 2008 between the Company and Jonathan Rubin, Chief Financial Officer, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on August 13, 2008, and is incorporated herein by reference.
*10.53
Amendment to Employment Agreement, dated August 11, 2008 between the Company and Jonathan Rubin, Chief Financial Officer, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on August 13, 2008, and is incorporated herein by reference.
*10.54
Amendment to Employment Agreement, dated May 1, 2008 between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer, which was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed on May 2, 2008, and is incorporated herein by reference.
*10.55
Magellan Health Services, Inc.—2008 Management Incentive Plan, effective as of February 27, 2008, which was filed as Appendix A to the Company's Definitive Proxy Statement, which was filed on April 11, 2008, and is incorporated herein by reference.
#*10.56	Amendment to Employment Agreement, dated December 1, 2008, between the Company and Jeffrey West, Senior Vice President and Controller.
#*10.57	Amendment to Employment Agreement, dated December 1, 2008, between the Company and Tina Blasi, Chief Executive Officer of NIA.
#*10.58	Amendment to Employment Agreement, dated December 1, 2008, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary.
#*10.59	Amendment to Employment Agreement, dated December 1, 2008, between the Company and R. Caskie Lewis-Clapper, Chief Human Resources Officer.
#*10.60	Amendment to Employment Agreement, dated December 1, 2008, between the Company and Raju Mantena.
#*10.61	Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Caskie Lewis-Clapper, Chief Human Resources Officer.
#*10.62	Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Tina Blasi, Chief Executive Officer of NIA.

Exhibit No.	Description of Exhibit
#*10.63	Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Jeffrey West, Senior Vice President and Controller.
#*10.64	Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary.
#*10.65	Amendment to Employment Agreement, as amended and restated December 16, 2008, between the Company and Rene Lerer, M.D, Chief Executive Officer.
#*10.66	Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Rene Lerer, Chief Executive Officer.
#21	List of subsidiaries of the Company.
#23	Consent of Ernst & Young LLP.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

4.     Additional Information

        The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the "Codes of Ethics"). Any such requests should be made in writing to the Investor Relations Department, Magellan Health Services, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Company's website at www.magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: February 27, 2009	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 27, 2009	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ RENE LERER Rene Lerer	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2009
/s/ ERAN BROSHY Eran Broshy	Director	February 27, 2009
/s/ MICHAEL DIAMENT Michael Diament	Director	February 27, 2009
/s/ WILLIAM D. FORREST William D. Forrest	Director	February 27, 2009
/s/ NANCY L. JOHNSON Nancy L. Johnson	Director	February 27, 2009
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	February 27, 2009

Signature	Title	Date

/s/ WILLIAM J. MCBRIDE William J. McBride	Director	February 27, 2009
/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 27, 2009
/s/ JONATHAN N. RUBIN Jonathan N. Rubin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009
/s/ JEFFREY N. WEST Jeffrey N. West	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2009

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of the Company for the years ended December 31, 2006, 2007, and 2008 as listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 25, 2009

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$312,372	$211,825
Restricted cash	252,763	192,395
Accounts receivable, less allowance for doubtful accounts of $1,317 and $1,915 at December 31, 2007 and 2008, respectively	66,356	82,076
Short-term investments (restricted investments of $12,962 and $116,112 at December 31, 2007 and 2008, respectively)	54,145	225,372
Deferred income taxes	75,273	58,092
Other current assets (restricted deposits of $19,388 and $17,769 at December 31, 2007 and 2008, respectively)	42,183	52,660

Total Current Assets	803,092	822,420
Property and equipment, net	105,735	88,436
Long-term investments—restricted	2,430	8,527
Deferred income taxes	90,618	76,769
Other long-term assets	6,197	3,472
Goodwill	367,872	367,325
Other intangible assets, net	59,179	50,615

Total Assets	$1,435,123	$1,417,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,952	$21,527
Accrued liabilities	79,699	96,533
Medical claims payable	162,666	155,860
Other medical liabilities	93,573	99,953
Current maturities of long-term debt and capital lease obligations	13,969	8

Total Current Liabilities	375,859	373,881
Long-term debt and capital lease obligations	—	20
Deferred credits and other long-term liabilities	150,433	135,590
Minority interest	599	—

Total Liabilities	526,891	509,491

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2007 and 2008—Issued and outstanding—40,157 shares and 40,873 shares at December 31, 2007 and 2008, respectively	402	409
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	539,374	589,011
Retained earnings	363,047	449,252
Warrants outstanding	5,384	5,382
Accumulated other comprehensive income	25	172
Ordinary common stock in treasury, at cost, 0 shares and 3,867 shares at December 31, 2007 and 2008, respectively	—	(136,153)

Total Stockholders' Equity	908,232	908,073

Total Liabilities and Stockholders' Equity	$1,435,123	$1,417,564

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2006	2007	2008
Net revenue	$1,690,270	$2,155,953	$2,625,394

Cost and expenses:
Cost of care	1,081,080	1,409,103	1,830,542
Cost of goods sold	41,809	149,585	181,356
Direct service costs and other operating expenses(1)	385,478	404,003	426,627
Equity in earnings of unconsolidated subsidiaries	(390)	—	—
Depreciation and amortization	48,862	57,524	60,810
Interest expense	7,292	6,386	2,846
Interest income	(17,628)	(23,836)	(17,030)
Gain on sale of assets	(5,148)	—	—

	1,541,355	2,002,765	2,485,151

Income from continuing operations before income taxes and minority interest	148,915	153,188	140,243
Provision for income taxes	62,695	58,669	54,038

Income from continuing operations before minority interest	86,220	94,519	86,205
Minority interest, net	(42)	361	—

Net income	86,262	94,158	86,205
Other comprehensive income(2)	609	31	147

Comprehensive income	$86,871	$94,189	$86,352

Weighted average number of common shares outstanding—basic (See Note 7)	36,986	38,942	39,607

Weighted average number of common shares outstanding—diluted (See Note 7)	38,621	39,837	39,999

Net income per common share—basic:	$2.33	$2.42	$2.18

Net income per common share—diluted:	$2.23	$2.36	$2.16

(1)
Includes stock compensation expense of $33,991, $29,994 and $32,763 for the years ended December 31, 2006, 2007 and 2008, respectively.

(2)
Net of income tax provision (benefit) of $(4), $21 and $(94) for the years ended December 31, 2006, 2007 and 2008, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

			Common Stock In Treasury
	Common Stock							Accumulated Other Comprehensive (Loss) Income
					Additional Paid in Capital	Retained Earnings	Warrants Outstanding		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	36,584	$366	—	$—	$429,933	$194,904	$8,489	$(615)	$633,077
Stock compensation expense	—	—	—	—	33,991	—	—	—	33,991
Exercise of stock options	515	5	—	—	9,623	—	—	—	9,628
Exercise of stock warrants	151	1	—	—	3,104	—	(3,105)	—	—
Issuance of equity	542	6	—	—	(6)	—	—	—	—
Net income	—	—	—	—	—	86,262	—	—	86,262
Other comprehensive income—other	—	—	—	—	—	—	—	609	609

Balance at December 31, 2006	37,792	378	—	—	476,645	281,166	5,384	(6)	763,567
Stock compensation expense	—	—	—	—	29,994	—	—	—	29,994
Exercise of stock options	2,327	24	—	—	32,379	—	—	—	32,403
Tax benefit from exercise of stock options	—	—	—	—	570	—	—	—	570
Issuance of equity	38	—	—	—	(214)	—	—	—	(214)
Adoption of FIN 48	—	—	—	—	—	(12,277)	—	—	(12,277)
Net income	—	—	—	—	—	94,158	—	—	94,158
Other comprehensive income—other	—	—	—	—	—	—	—	31	31

Balance at December 31, 2007	40,157	402	—	—	539,374	363,047	5,384	25	908,232
Stock compensation expense	—	—			32,763	—	—	—	32,763
Exercise of stock options	591	7			12,883	—	—	—	12,890
Tax benefit from exercise of stock options	—	—			5,378	—	—	—	5,378
Exercise of stock warrants	—	—			8	—	(2)	—	6
Issuance of equity	125	—			(1,395)	—	—	—	(1,395)
Repurchase of stock			(3,867)	(136,153)					(136,153)
Net income	—	—			—	86,205	—	—	86,205
Other comprehensive income—other	—	—			—	—	—	147	147

Balance at December 31, 2008	40,873	$409	(3,867)	$(136,153)	$589,011	$449,252	$5,382	$172	$908,073

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2006	2007	2008
Cash flows from operating activities:
Net income	$86,262	$94,158	$86,205
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(5,148)	—	—
Depreciation and amortization	48,862	57,524	60,810
Equity in earnings of unconsolidated subsidiaries	(390)	—	—
Non-cash interest expense	1,389	2,681	1,423
Non-cash stock compensation expense	33,991	29,994	32,763
Non-cash income tax expense	57,487	38,677	42,241
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	8,941	(111,731)	60,368
Accounts receivable, net	128	2,707	(15,720)
Other assets	(4,365)	(5,233)	(9,290)
Accounts payable and accrued liabilities	(8,062)	15,056	11,519
Medical claims payable and other medical liabilities	(23,155)	69,824	(426)
Other	1,024	906	(1,589)

Net cash provided by operating activities	196,964	194,563	268,304

Cash flows from investing activities:
Capital expenditures	(25,477)	(47,553)	(36,314)
Acquisitions and investments in businesses, net of cash acquired	(283,005)	(17,790)	(25,425)
Proceeds from sale of assets	22,200	—	—
Purchase of investments	(69,807)	(133,643)	(404,420)
Maturity of investments	254,397	134,367	228,392
Proceeds from note receivable	3,000	—	—

Net cash used in investing activities	(98,692)	(64,619)	(237,767)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(25,202)	(27,855)	(13,981)
Payments to acquire treasury stock	—	—	(136,153)
Proceeds from exercise of stock options and warrants	9,628	32,403	12,896
Tax benefit from exercise of stock options	—	14,357	7,549
Other	—	(214)	(1,395)

Net cash (used in) provided by financing activities	(15,574)	18,691	(131,084)

Net increase (decrease) in cash and cash equivalents	82,698	148,635	(100,547)
Cash and cash equivalents at beginning of period	81,039	163,737	312,372

Cash and cash equivalents at end of period	$163,737	$312,372	$211,825

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During August and October 2008, the Company entered into agreements with two separate Provider Network Organizations ("PNOs") which resulted in the transition of thirteen of such behavioral health direct care facilities to the PNOs over various dates through February 2009. During March 2009, the Company will begin the operation of two additional behavioral health direct care facilities and the Company expects to divest itself of these facilities before August 31, 2009.

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

December 31, 2008

1. General (Continued)

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

          Commercial.     The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's managed behavioral healthcare contracts encompass risk-based, ASO and EAP arrangements. This segment contains the operating segments previously defined as the Managed Behavioral Healthcare Health Plan Segment ("Health Plan") and the Managed Behavioral Healthcare Employer segment ("Employer"). Prior period balances have been reclassified to reflect this change. The Company now considers Commercial as one segment and it is managed as such.

          Public Sector.     The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects managed behavioral healthcare services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. The Company has bid on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company has won one state Medicaid contract, which was implemented in July 2008. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. The Company's first two risk-based radiology benefits management contracts became effective June 1, 2007 and July 1, 2007.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies often do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) distributing specialty pharmaceutical

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

1. General (Continued)

drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology management services to health plans.

Corporate and Other

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

        In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)") and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141, some of which could have a material impact on how the Company accounts for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in the Company's year beginning January 1, 2009. Prior to 2009 and in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), reversals of both valuation allowances and unrecognized tax benefits with respect to years prior to the Company's reorganization were recorded to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. As a result of the implementation of SFAS 141(R), beginning in 2009 all reversals of valuation allowances and unrecognized tax benefits will be reflected as reductions to income tax expense, even if related to years prior to the Company's reorganization. The Company is currently evaluating the effects, if any, that SFAS 160 may have on the Company's consolidated financial position and results of operations.

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $1.6 billion, $1.9 billion and $2.2 billion for the years ended December 31, 2006, 2007 and 2008, respectively.

Cost-Plus Contracts

        The Company has certain cost-plus contracts with customers under which the Company recognizes revenue as costs are incurred and as services are performed. Revenues from cost-plus contracts approximated $32.3 million, $30.5 million and $31.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $40.6 million and $120.0 million for the years ended December 31, 2007 and 2008, respectively.

Distribution Revenue

        The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $46.3 million, $160.6 million and $195.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $16.4 million, $10.4 million and $13.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Significant Customers

        Consolidated Company

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and with subsidiaries of WellPoint, Inc. ("WellPoint") each generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2006 and 2007. In addition to TennCare, the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2008. The Company also has a significant concentration of business from contracts with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        The Maricopa Contract, which began September 1, 2007 and which extends through June 30, 2010, generated net revenues of $196.1 million and $621.6 million for the years ended December 31, 2007 and 2008, respectively.

        The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions was similarly re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continues to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extend through June 30, 2009. The Company recorded net revenues of $416.4 million, $316.9 million and $282.4 million for the years ended December 31, 2006, 2007 and 2008, respectively, from its TennCare contracts. The portion of the total net revenues associated with the programs for children and out-of-state members referred to above was $47.0 million for the year ended December 31, 2008.

        Total net revenues from the Company's contracts with WellPoint were $200.2 million, $218.9 million and $186.7 million during the years ended December 31, 2006, 2007 and 2008, respectively, including radiology benefits management revenue of $12.6 million, $77.8 million and $162.5 million, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated net revenues of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated net revenues of $85.7 million during the year ended December 31, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract originally had a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The term of this risk contract has been extended through December 31, 2010. The Company's other radiology benefits management contracts with WellPoint generated $11.4 million of net revenues for the year ended December 31, 2008. Substantially all of this revenue relates to contracts that have terminated at various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $248.2 million, $262.6 million and $288.1 million for the years ended December 31, 2006, 2007 and 2008, respectively.

        By Segment

        WellPoint generated greater than ten percent of net revenues for the Commercial segment for the years ended December 31, 2006 and 2007. Two other customers generated greater than ten percent of Commercial net revenues for the years ended December 31, 2006, 2007 and 2008. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $153.2 million, $175.4 million and $217.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. The second customer has a contract that extends through June 30, 2009 and generated net revenues of $82.9 million, $89.3 million and $90.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

        Maricopa and TennCare were the only customers with net revenues greater than ten percent of the net revenues for the Public Sector segment for the year ended December 31, 2008. In addition to TennCare in 2006, and Maricopa and TennCare in 2007, one customer generated revenues greater than ten percent of the net revenues for the Public Sector segment for such years. This customer has a contract that extends through December 31, 2009 and generated net revenues of $121.0 million, $124.7 million and $140.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

        In addition to WellPoint, two other customers generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the year ended December 31, 2006. The two customers generated $5.2 million and $4.8 million of net revenues during the year ended December 31, 2006. In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the years ended December 31, 2007 and 2008. This customer has a contract that extends through May 31, 2011 and generated net revenues of $61.3 million and $96.4 million for the years ended December 31, 2007 and 2008, respectively.

        Included in the Company's Specialty Pharmaceutical Management segment are three customers that each exceeded ten percent of the net revenues for this line of business for the year ended December 31, 2006. The three customers generated $24.8 million, $11.7 million and $9.6 million of net revenues in 2006. Included in the Company's Specialty Pharmaceutical Management segment are four customers that each exceeded ten percent of the net revenues for this segment for the year ended December 31, 2007. The four customers generated $60.0 million, $34.4 million, $33.6 million and $24.9 million of net revenues during the year ended December 31, 2007. For the year ended December 31, 2008, five customers each exceeded ten percent of the net revenues for this segment. Four of such customers generated $71.9 million, $49.5 million, $28.0 million, and $26.8 million of net revenues during the year ended December 31, 2008. The other contract generated net revenues of $27.1 million for the year ended December 31, 2008, and this contract terminated December 31, 2008.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various state and local jurisdictions.

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), as it applies to companies that have implemented the fresh start reporting provisions of SOP 90-7, with respect to reversals of valuation allowances on deferred tax assets established with fresh-start accounting. The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

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

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. The Company records as cash and cash equivalents, excess capital and undistributed earnings for its regulated subsidiaries, which as of December 31, 2008 was $45.8 million.

Restricted Assets

        The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries. Significant restricted assets of the Company as of December 31, 2007 and 2008 were as follows (in thousands):

	2007	2008
Restricted cash	$252,763	$192,395
Restricted short-term investments	12,962	116,112
Restricted deposits (included in other current assets)	19,388	17,769
Restricted long-term investments	2,430	8,527

Total	$287,543	$334,803

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

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

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

        The Company believes the declines in fair value of its investment securities were caused by changes in market interest rates and overall economic and market uncertainties and expects to receive all amounts due upon the investment maturing. The Company intends to hold these related investment securities to maturity and has the ability to do so. As of December 31, 2007 and 2008, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2006, 2007 or 2008. The following is a summary of short-term and long-term investments at December 31, 2007 and 2008 (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,303	$5	$—	$1,308
Obligations of government-sponsored enterprises(1)	8,318	31	—	8,349
Corporate debt securities	39,692	6	—	39,698
Certificates of deposit	7,220	—	—	7,220

Total investments at December 31, 2007	$56,533	$42	$—	$56,575

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$683	$6	$—	$689
Obligations of government-sponsored enterprises(1)	52,479	584	—	53,063
Corporate debt securities	173,184	—	(307)	172,877
Certificates of deposit	7,270	—	—	7,270

Total investments at December 31, 2008	$233,616	$590	$(307)	$233,899

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Home Loan Bank and the Federal Farm Credit Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

        The maturity dates of the Company's investments as of December 31, 2008 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2009	$225,147	$225,372
2010	8,469	8,527

Total investments at December 31, 2008	$233,616	$233,899

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

Property and Equipment

        Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with SOP 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Amortization of capital lease assets is included

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. Depreciation expense was $36.3 million, $41.3 million and $52.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.

        Property and equipment, net, consisted of the following at December 31, 2007 and 2008 (in thousands):

	2007	2008
Buildings and improvements	$6,969	$6,733
Equipment	109,043	112,277
Capital leases—equipment	4,905	4,883
Capitalized internal-use software	108,992	133,803

	229,909	257,696
Accumulated depreciation	(124,174)	(169,260)

Property and equipment, net	$105,735	$88,436

Goodwill

        Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Pursuant to SFAS 142, the Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit that has been allocated goodwill based on various valuation techniques, with the primary technique being a discounted cash flow analysis, which requires the input of various assumptions with respect to revenues, operating margins, growth rates and discount rates. The estimated fair value for each reporting unit is compared to the carrying value of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "impaired fair value" of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

        The key assumptions used to determine the fair value of the Company's reporting units included: (a) cash flow projections through 2013; (b) terminal values based on terminal growth rates ranging from 3 percent to 4 percent; and (c) discount rates ranging from 13 percent to 18 percent, which were based on the Company's weighted average cost of capital adjusted for the risks associated with the operations for each of the reporting units. While estimating the fair value of Radiology Benefits Management and the Specialty Pharmaceutical Management, the Company assumed operating income in future years in excess of current year results based primarily on assumed revenue growth.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

        As a result of the first step of the 2008 annual goodwill impairment analysis, the fair value of each reporting unit with allocated goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 53 percent decline in fair value of the Health Plan reporting unit, an 11 percent decline in fair value of Radiology Benefits Management, or a 25 percent decline in fair value of Specialty Pharmaceutical Management would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        The balance of goodwill has been allocated to the Company's segments (as defined in Note 1—"General") as follows (in thousands):

	December 31,
	2007	2008
Commercial	$121,032	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291

Total	$367,872	$367,325

        The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are reflected in the table below (in thousands):

	2007	2008
Balance as of beginning of period	$374,381	$367,872
Adjustment due to changes in valuation allowances(1)	(1,518)	219
Adoption of FIN 48(2)	(518)	—
Adjustment for tax contingency reversals(3)	(4,174)	(766)
Acquisition of National Imaging Associates, Inc. ("NIA")	(314)	—
Acquisition of ICORE Healthcare, LLC ("ICORE")	15	—

Balance as of end of period	$367,872	$367,325

    (1)
    In accordance with SOP 90-7, reversals of valuation allowances with respect to unrealizable deferred tax assets are recorded as decreases to goodwill to the extent those assets originated in years prior to the Company's reorganization.

    (2)
    The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded this decrease to goodwill.

    (3)
    During 2007 and 2008, the statute of limitations expired with respect to the assessment of state and local income taxes for certain tax years prior to the Company's reorganization, resulting in the reversal of tax contingencies recorded for these years. The tax benefits of these reversals (net of indirect tax benefits) have been reflected as reductions of goodwill in accordance with SOP 90-7.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

        See further discussion in Note 8—"Income Taxes."

Intangible Assets

        The following is a summary of intangible assets at December 31, 2007 and 2008, and the estimated useful lives for such assets (in thousands):

	December 31, 2007
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 10 years	$97,790	$(44,059)	$53,731
Provider networks	5 to 16 years	7,430	(1,982)	5,448

		$105,220	$(46,041)	$59,179

	December 31, 2008
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 10 years	$97,790	$(52,031)	$45,759
Provider networks and other	5 to 16 years	7,430	(2,574)	4,856

		$105,220	$(54,605)	$50,615

        Amortization expense was $12.6 million, $16.2 million and $8.6 million for the years ended December 31, 2006, 2007 and 2008, respectively. The Company estimates amortization expense will be $7.8 million, $6.8 million, $6.6 million, $6.6 million and $6.6 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

Cost of Care, Medical Claims Payable and Other Medical Liabilities

        Cost of care is recognized in the period in which members receive managed healthcare services. In addition to actual benefits paid, cost of care in a period also includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare businesses.

        Such liabilities are determined by employing actuarial methods that are commonly used by health insurance actuaries and that meet actuarial standards of practice.

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

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Claims payable and IBNR, beginning of period	$164,013	$156,079	$185,349
Cost of care:
Current year	1,087,053	1,416,700	1,836,425
Prior years	(5,973)	(7,597)	(5,883)

Total cost of care	1,081,080	1,409,103	1,830,542

Claim payments and transfers to other medical liabilities(1):
Current year	951,389	1,248,549	1,676,975
Prior years	137,625	131,284	154,494

Total claim payments and transfers to other medical liabilities	1,089,014	1,379,833	1,831,469

Claims payable and IBNR, end of period	156,079	185,349	184,422
Withhold receivables, end of period(2)	(20,319)	(22,683)	(28,562)

Medical claims payable, end of period	$135,760	$162,666	$155,860

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2008; however, actual claims payments may differ from established estimates.

        Other medical liabilities consist primarily of "reinvestment" payables under certain managed behavioral healthcare contracts with Medicaid customers and "profit share" payables under certain

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

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

Stock Compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under this transition method, stock compensation expense for the years ended December 31, 2006, 2007 and 2008 includes compensation expense for all stock compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock compensation expense for all stock compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term ranging from three to four years.

        The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees and recorded stock compensation expense of $34.0 million, $30.0 million and $32.8 million for the years ended December 31, 2006, 2007 and 2008, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2006, 2007 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures of two percent, two percent and eight percent, respectively, as required by SFAS 123R. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

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

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$150,791	$—	$150,791
Restricted Cash(2)	—	148,745	—	148,745
Investments:
U.S. Government and agency securities	689	—	—	689
Obligations of government-sponsored enterprises(3)	—	53,063	—	53,063
Corporate debt securities	—	172,877	—	172,877
Certificates of deposit	—	7,270	—	7,270

	$689	$532,746	$—	$533,435

(1)
Excludes $61.0 million of cash held in bank accounts by the Company.

(2)
Excludes $43.7 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Home Loan Bank and the Federal Farm Credit Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

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

        The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom are members of ICORE's management team, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders do not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment"), subject to any indemnity claims Magellan may have under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the "Working Capital Payments"), which was $18.2 million of which $17.8 million was paid during 2007 with the remainder paid in January 2008; and (v) a potential earn-out of up to $75 million (the "Earn-Out"), provided the unitholders do not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $18.2 million of Working Capital Payments were recorded as purchase price. The $24 million of restricted stock is being recognized as stock compensation expense over the three year vesting period. The $24 million in restricted stock paid at the closing was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing. The Deferred Payment was paid in December 2008. The Earn-Out included (i) up to $25 million based

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Acquisitions and Joint Ventures (Continued)

on earnings for the 18 month period ended December 31, 2007 and (ii) up to $50 million based on earnings in 2008. Neither Earn-Out provisions were met and as a result, the Company will not pay any additional purchase consideration.

4. Discontinued Operations

        The remaining assets and liabilities of the Company's discontinued operations segments at December 31, 2007 and 2008 included, among other things, (i) cash and cash equivalents of $0.5 million; (ii) restricted cash of $0.6 million; (iii) investment in provider joint ventures of $0.6 million; and (iv) accounts payable and accrued liabilities of $0.7 million.

5. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service ("IRS") deferral limitations, to the 401(k) Plan. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 6 percent of their annual compensation. Additionally, the Company can elect to make a discretionary contribution of up to 2 percent of each eligible employee's compensation. The Company recognized $3.7 million, $4.2 million and $5.1 million of expense for the years ended December 31, 2006, 2007 and 2008, respectively, for matching contributions to the 401(k) Plan.

6. Long-Term Debt and Capital Lease Obligations

New Credit Facility

        The Company's credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the "Credit Agreement") provided for a Term Loan Facility, a Revolving Loan Facility providing for loans of up to $50.0 million and a Credit-Linked Facility for the issuance of letters of credit for the account of the Company in an aggregate principal amount of $50.0 million. As of December 31, 2007, the Company had $12.5 million outstanding under the Term Loan Facility. As of December 31, 2007, the Company had issued letters of credit in the amount of $47.8 million, resulting in unutilized commitments under the Credit-Linked Facility of $2.2 million. The Credit Agreement was guaranteed by substantially all of the subsidiaries of the Company and was secured by substantially all of the assets of the Company and the subsidiary guarantors. On April 30, 2008, the Company's Credit Agreement was terminated.

        On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citibank N.A. that provides for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "New Credit Facility"). Borrowings under the New Credit Facility will mature on April 29, 2009. As of December 31, 2008, the Company had issued letters of credit in the amount of $47.7 million. The New Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

6. Long-Term Debt and Capital Lease Obligations (Continued)

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

        Although the New Credit Facility expires on April 29, 2009, the Company believes it will be able to obtain a new facility or, if not, to use cash on hand to fund letters of credit and other liquidity needs.

Capital Lease Obligations

        The Company's capital lease obligations represent amounts due under leases for certain software and computer equipment. The recorded gross cost of other capital leased assets was $4.9 million at December 31, 2007 and 2008.

        The Company's long-term debt and capital lease obligations at December 31, 2007 and 2008 consisted of the following (in thousands):

	2007	2008
Credit Agreement:
Revolving Loan Facility due through 2008	$—	$—
Term Loan Facility (6.74% at December 31, 2007) due through 2008	12,500	—
New Credit Facility:
Revolving Loan Commitment due through 2009	—	—
Capital Lease Obligations (6.87% at December 31, 2008) due through 2011	1,469	28

	13,969	28
Less current maturities of long-term debt and capital lease obligations	(13,969)	(8)

	$—	$20

7. Stockholders' Equity

Stock Compensation

        At December 31, 2007 and 2008, the Company had equity-based employee incentive plans, which are described below.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Stockholders' Equity (Continued)

Stock Option Awards

        On January 5, 2004, the Company established the 2003 Management Incentive Plan ("2003 MIP") which allowed for the issuance of up to 6,373,689 shares of common stock pursuant to stock options or stock grants. Other than the 2004 Options (defined below) and certain options granted under the 2006 MIP (defined below), options granted by the Company have exercise prices equal to the fair market value on the date of grant.

        On February 24, 2006, the board of directors of the Company approved three equity plans and recommended they be submitted for approval by the Company's shareholders at the 2006 Annual Meeting of Shareholders. The board approved the 2006 Management Incentive Plan ("2006 MIP"), the 2006 Director Equity Compensation Plan ("Director Plan") and the 2006 Employee Stock Purchase Plan ("ESPP"). All three of these plans were approved by the Company's shareholders at the 2006 Annual Meeting of Shareholders on May 16, 2006.

        The 2006 MIP, which is similar to the Company's 2003 MIP, authorized the issuance of equity awards covering a total of 2,750,000 shares of the Company's common stock, no more than 300,000 shares of which may be restricted stock or restricted stock units. A restricted stock unit is a notional account representing the right to receive a share of Ordinary Common Stock (or, at the Company's option, cash in lieu thereof) at some future date. The Director Plan covered 120,000 shares of the Company's common stock, no more than 15,000 of which may be restricted stock or restricted stock units, and provided for the issuance of options and restricted stock or restricted stock units to directors immediately following each annual meeting of shareholders in 2006 and 2007. The ESPP is a noncompensatory plan and covers 100,000 shares of the Company's common stock and permits employees of the Company to purchase Common Stock at a 5 percent discount.

        On February 27, 2008 the board of directors of the Company approved the 2008 Management Incentive Plan ("2008 MIP") and recommended it be submitted for approval by the Company's shareholders at the 2008 Annual Meeting of shareholders. The 2008 MIP is similar to the 2006 MIP and the 2003 MIP. The board of directors also authorized a total of up to 4.5 million shares of the Company's Common Stock (which amount will be increased by the amount of any future forfeitures under the 2006 MIP, the 2003 MIP and the Director Plan) to be available for issuance pursuant to the 2008 MIP. Each restricted stock unit or share of restricted stock issued under the 2008 MIP shall be counted as 1.9 option shares for the purpose of calculating shares awarded and shares remaining available for grant pursuant to the 2008 MIP. The 2008 MIP also provides that no further awards are to be made under the 2006 MIP, the 2003 MIP or the Director Plan, and any equity awards remaining available for issuance under such plans are no longer available for issuance except for any forfeitures or other recapture of equity awards previously made under such plans, which will be available for grant under the 2008 MIP. The 2008 MIP, unlike the 2006 MIP and the 2003 MIP, also permits the grant of performance based cash bonus awards to eligible employees and the grant of equity to directors of the Company. Currently, no such cash bonus awards have been issued under the 2008 MIP.

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

December 31, 2008

7. Stockholders' Equity (Continued)

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

        The weighted average grant date fair value of substantially all stock options granted during the years ended December 31, 2006, 2007 and 2008 was $14.27, $12.24 and $8.52, respectively, as estimated using the Black- Scholes-Merton option pricing model based on the following weighted average assumptions:

	2006	2007	2008
Risk-free interest rate	4.80%	4.50%	2.76%
Expected life	4 years	4 years	4 years
Expected volatility	29.90%	28.40%	28.40%
Expected dividend yield	0.00%	0.00%	0.00%

        For the year ended December 31, 2006, management determined that volatility based on actively traded equities of companies that are similar to the Company was a better indicator of expected volatility and future stock price trends than historical Company volatility. For the years ended December 31, 2007 and 2008, such volatility was based on the historical volatility of the Company's stock price. SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In the year ended December 31, 2006, the tax deductions related to stock compensation expense were not realized because of the availability of Net Operating Loss Carryforwards ("NOLs"), and thus there were no such financing cash flows reported. In the years ended December 31, 2007 and 2008, approximately $14.4 million and $7.5 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. Of these amounts, $0.6 million and $5.4 million, respectively, have been reflected as increases to additional paid in capital for the years ended December 31, 2007 and 2008, respectively. Tax contingencies were recorded for the remaining $13.8 million and $2.1 million, respectively, as of December 31, 2007 and 2008.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Stockholders' Equity (Continued)

        Summarized information related to the Company's stock options for the years ended December 31, 2006, 2007 and 2008 is as follows:

	2006		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,014,711	$18.50	4,990,507	$24.64
Granted	1,705,270	37.40	1,594,546	41.38
Cancelled	(214,306)	25.56	(199,019)	38.12
Exercised	(515,168)	18.68	(2,326,938)	13.93

Outstanding, end of period	4,990,507	$24.64	4,059,096	$36.68

	2008
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	4,059,096	$36.68
Granted	1,643,720	41.19
Cancelled	(443,310)	40.28
Exercised	(591,016)	21.81

Outstanding, end of period	4,668,490	$39.82	6.53	$4,363

Vested and expected to vest at end of period	4,502,148	$39.78	6.46	$4,291

Exercisable, end of period	2,099,273	$38.95	4.50	$2,862

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2008 of $39.16 and the exercise price) for all in-the-money options as of December 31, 2008. This amount changes based on the fair market value of the Company's stock.

        The total pre-tax intrinsic value of options exercised (based on the difference between the Company's closing stock price on the day the option was exercised and the exercise price) during the years ended December 31, 2006, 2007 and 2008 was $10.5 million, $63.4 million and $12.0 million, respectively.

        As of December 31, 2008, there was $16.6 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.64 years. The total fair value of options vested during the year ended December 31, 2008 was $25.7 million.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Stockholders' Equity (Continued)

        Substantially all of the Company's options granted during the year ended December 31, 2005 vest ratably on each anniversary date over the four years subsequent to grant, and substantially all have a ten year life. Substantially all of the Company's options granted during the years ended December 31, 2006, 2007 and 2008 vest ratably on each anniversary date over the three years subsequent to grant, and substantially all have a ten year life.

        At December 31, 2008, 3,278,684 shares of the Company's common stock remain available for future grant under the Company's 2008 MIP. Summarized information relative to the Company's stock options outstanding on December 31, 2008 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Price		Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$4.44	$34.42	83,825	5.82	$27.98	44,125	$32.09
$34.57	$34.57	525,781	4.18	$34.57	422,779	$34.57
$35.79	$38.21	267,410	7.21	$37.23	129,564	$37.33
$38.52	$38.52	776,766	4.44	$38.52	581,639	$38.52
$39.07	$40.59	312,069	8.62	$40.15	61,056	$40.12
$40.63	$40.63	996,901	5.70	$40.63	544,589	$40.63
$40.64	$41.34	301,717	8.78	$40.92	66,018	$41.02
$41.47	$41.47	842,888	8.53	$41.47	34,464	$41.47
$41.55	$46.94	541,032	7.51	$44.71	201,637	$45.34
$47.22	$48.63	20,101	7.65	$48.18	13,402	$48.18

		4,668,490	6.53	$39.82	2,099,273	$38.95

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

December 31, 2008

7. Stockholders' Equity (Continued)

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

        In connection with these amendments, the Company agreed to grant new options to option holders, other than the Senior Executives, upon exercise of their 2004 Options. The new options will be in an amount equal to the number of options exercised, will have exercise prices equal to the market price on the date of grant and will vest ratably on each anniversary date over the three years subsequent to grant. In the years ended December 31, 2006, 2007 and 2008, options to purchase 249,455, 233,892 and 345,956 shares, respectively, were granted pursuant to these amendments upon exercise of 2004 Options during these periods.

  Restricted Stock Awards

        During the year ended December 31, 2005, the Company granted shares of restricted stock which vest ratably on each anniversary date over the four years subsequent to grant. During the years ended December 31, 2006, 2007 and 2008, the Company granted shares of restricted stock which generally vest ratably on each anniversary date over the three years subsequent to grant.

        Summarized information related to the Company's nonvested restricted stock awards for the years ended December 31, 2006, 2007 and 2008 is as follows:

	2006		2007		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	115,257	$34.06	629,234	$42.80	601,384	$43.25
Awarded	550,629	44.06	5,250	44.49	41,190	37.10
Vested	(28,256)	34.05	(31,675)	35.03	(309,494)	43.16
Forfeited	(8,396)	34.57	(1,425)	33.13	(11,145)	32.71

Outstanding, ending of period	629,234	$42.80	601,384	$43.25	321,935	$42.92

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Stockholders' Equity (Continued)

        As of December 31, 2008, there was $6.1 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.54 years.

  Restricted Stock Units

        During the years ended December 31, 2006, 2007 and 2008, the Company granted restricted stock units which vest ratably on each anniversary date over the three years subsequent to grant.

        Summarized information related to the Company's nonvested restricted stock units for the years ended December 31, 2006, 2007 and 2008 is as follows:

	2006		2007		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	—	$—	121,032	$40.33	219,736	$40.57
Awarded	121,080	40.33	146,572	40.77	112,874	37.14
Vested	—	—	(38,754)	40.21	(125,371)	40.51
Forfeited	(48)	40.33	(9,114)	42.03	(31,127)	38.85

Outstanding, ending of period	121,032	$40.33	219,736	$40.57	176,112	$38.72

        As of December 31, 2008, there was $2.4 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.61 years.

  Common Stock Warrants

        On January 5, 2004, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011 ("2004 Warrants"). As of December 31, 2008, 570,183 of these 2004 Warrants remain outstanding. Also on January 5, 2004, the Company entered into a warrant agreement with Aetna whereby Aetna had the option to purchase, between January 1, 2006 and January 5, 2009, 230,000 shares of Ordinary Common Stock at a purchase price of $10.48 per share. On January 30, 2006, Aetna effected a cashless exercise for all of their warrants, which resulted in 150,815 shares being issued to Aetna.

        The following table summarizes the common stock warrants outstanding as of December 31, 2008:

Description	Shares	Exercise Price Per Share	Expiration Date	Approximate Fair Market Value Per Warrant
2004 Warrants	570,183	$30.46	January 5, 2011	$9.44

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Stockholders' Equity (Continued)

        The fair values of the common stock warrants were estimated on the date of their grant/acquisition using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

2004 Warrants
Risk-free interest rate	3.92%
Expected life	7 years
Expected volatility	39.5%
Expected dividend yield	0.0%

Income per Common Share

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of net income per share for the years ended December 31, 2006, 2007 and 2008 (in thousands, except per share amounts):

	2006	2007	2008
Numerator:
Net income	$86,262	$94,158	$86,205

Denominator:
Weighted average number of common shares outstanding—basic	36,986	38,942	39,607
Common stock equivalents—stock options	1,446	584	246
Common stock equivalents—warrants	148	168	128
Common stock equivalents—restricted stock	28	104	7
Common stock equivalents—restricted stock units	13	39	11

Weighted average number of common shares outstanding—diluted	38,621	39,837	39,999

Net income per common share—basic	$2.33	$2.42	$2.18

Net income per common share—diluted	$2.23	$2.36	$2.16

        The weighted average number of common shares outstanding for the years ended December 31, 2006, 2007 and 2008 was calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2006, 2007 and 2008 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock purchased under the ESPP and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Stockholders' Equity (Continued)

Stock Repurchase

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. The Company expects to fund the stock repurchases using cash on hand. From August 1, 2008 through December 31, 2008, the Company repurchased 3,866,505 shares through the stock repurchase plan at an average share price of $35.18 per share for an aggregate cost of $136.0 million (excluding broker commissions).

        During the period from January 1, 2009 through February 25, 2009, the Company made additional open market purchases of 435,800 shares at an aggregate cost of $15.6 million, excluding broker commissions and transaction fees.

8. Income Taxes

        The provision for income taxes related to continuing operations for the years ended December 31, 2006, 2007 and 2008 consisted of the following (in thousands):

	2006	2007	2008
Income taxes currently payable:
Federal	$5,305	$1,082	$2,365
State	2,420	803	1,853

	7,725	1,885	4,218

Deferred income taxes:
Federal	50,961	52,614	48,451
State	4,009	4,170	1,369

	54,970	56,784	49,820

	$62,695	$58,669	$54,038

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Income Taxes (Continued)

        A reconciliation of the Company's income tax provision for continuing operations to that computed by applying the statutory federal income tax rate for the years ended December 31, 2006, 2007 and 2008 is as follows (in thousands):

	2006	2007	2008
Income tax provision at federal statutory income tax rate	$52,120	$53,616	$49,085
State income taxes, net of federal income tax benefit	6,429	4,973	3,222
Other—net	4,146	80	1,731

Income tax provision	$62,695	$58,669	$54,038

        The Company estimates that it has reportable federal NOLs as of December 31, 2008 of approximately $114.8 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        The Company's valuation allowances against deferred tax assets were $10.2 million and $9.4 million as of December 31, 2007 and 2008, respectively, mostly relating to uncertainties regarding the eventual realization of certain state NOLs and other state deferred tax assets. Determination of the amount of deferred tax assets considered realizable required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2008 are as follows (in thousands):

	2007	2008
Deferred tax assets:
Goodwill and intangible assets	$38,922	$29,048
Operating loss carryforwards	85,846	47,891
Stock compensation	11,552	15,533
Risk-share accruals	10,258	18,070
Non-deductible book accruals	23,338	23,939
Refundable tax credits	13,335	15,753
Indirect tax benefits	9,852	11,112
Other	4,848	3,020

Total deferred tax assets	197,951	164,366
Valuation allowance	(10,191)	(9,408)

Deferred tax assets after valuation allowance	187,760	154,958

Deferred tax liabilities:
Property and depreciation	(21,869)	(20,097)

Total deferred tax liabilities	(21,869)	(20,097)

Net deferred tax assets	$165,891	$134,861

        The Company periodically performs a comprehensive review of its tax positions and accrues amounts for tax contingencies. Based upon these reviews, the status of ongoing tax audits, and the expiration of applicable statutes of limitations, accruals are adjusted as necessary. The resolution of tax audits is unpredictable and could result in tax liabilities that are significantly different than those which have been estimated and accrued by the Company. Such amounts are included in deferred credits and other long-term liabilities within the accompanying consolidated balance sheets.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2007	2008
Balance as of beginning of period	$108,323	$121,040
Additions based on tax positions related to the current year	18,630	10,765
Additions for tax positions of prior years	2,072	3,258
Reductions for tax positions of prior years	(2,126)	(214)
Reductions due to lapses of applicable statutes of limitations	(5,859)	(5,692)

Balance as of end of period	$121,040	$129,157

        As of December 31, 2007 and 2008, $118.7 million and $129.2 million, respectively, of unrecognized tax benefits were included in deferred credits and other long-term liabilities, with the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Income Taxes (Continued)

remainder reducing deferred tax assets. If these unrecognized tax benefits had been realized as of December 31, 2007 and 2008, $22.7 million and $22.8 million, respectively, would have impacted the effective tax rate.

        Included in the balance of unrecognized tax benefits recorded at December 31, 2007 and 2008 were liabilities of $5.5 million and $14.1 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the deferral of these deductions to later years would not affect the annual effective tax rate but could result in the acceleration of cash payments and/or reduction to the NOL carryforwards with respect to the earlier period.

        With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years ended prior to December 31, 2005. The statute of limitations regarding the assessment of the federal and most state and local income taxes for the year ended December 31, 2005 will expire during 2009. The Company anticipates that up to $5.4 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2008 could be reversed during 2009 as a result of statute expirations. All such reversals (net of the related indirect tax benefits) would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs.

        Prior to 2009 and in accordance with SOP 90-7, reversals of both valuation allowances and unrecognized tax benefits with respect to years prior to the Company's reorganization were recorded to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. As a result of the implementation of SFAS 141(R), beginning in 2009 all reversals of valuation allowances and unrecognized tax benefits will be reflected as reductions to income tax expense, even if related to years prior to the Company's reorganization.

        As of December 31, 2007 and 2008, the Company had accrued approximately $2.7 million and $4.2 million, respectively, for the potential payment of interest and penalties (net of indirect benefits). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2006, 2007 and 2008, the Company recognized approximately $0.6 million, $1.2 million and $1.6 million in interest and penalties, excluding $0.7 million recorded in 2007 as a reduction in retained earnings as a result of implementation of FIN 48.

9. Supplemental Cash Flow Information

        Supplemental cash flow information for the years ended December 31, 2006, 2007 and 2008 is as follows (in thousands):

	2006	2007	2008
Income taxes paid, net of refunds (received)	$6,688	$4,973	$6,003

Interest paid	$5,462	$3,801	$3,300

Assets acquired through capital leases	$4,030	$89	$58

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

10. Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2008 to June 17, 2009. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policies have a one-year term for the period June 17, 2008 to June 17, 2009. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim un-aggregated self-insured retention.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Maricopa Contract business, which include coverage for the behavioral health direct care facilities. The Maricopa Contract insurance policies have a one-year term for the period September 1, 2008 to September 1, 2009. The general liability policies are written on an "occurrence" basis, subject to a $0.35 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.35 million per claim un-aggregated self-insured retention.

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

December 31, 2008

10. Commitments and Contingencies (Continued)

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

Operating Leases

        The Company leases certain of its operating facilities and equipment. The leases, which expire at various dates through August 2015, generally require the Company to pay all maintenance, property tax and insurance costs.

        At December 31, 2008, aggregate amounts of future minimum payments under operating leases were as follows: 2009—$19.7 million; 2010—$15.4 million; 2011—$9.5 million; 2012—$6.1 million; 2013—$1.8 million; 2014 and beyond—$0.9 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

        At December 31, 2008, aggregate amounts of future minimum rentals to be received under operating subleases were as follows: 2009—$2.3 million; and 2010—$0.8 million. Operating sublease rentals to be received relate primarily to behavioral health direct care facilities transitioned to PNOs pursuant to the Maricopa Contract.

        Rent expense is recognized on a straight-line basis over the terms of the leases. Rent expense was $15.7 million, $19.3 million and $24.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

11. Certain Relationships and Related Party Transactions

        Allen Wise, a former Director of the Company, served as the Chairman of Coventry Healthcare, Inc. The Company has a behavioral health services agreement with a subsidiary of

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

11. Certain Relationships and Related Party Transactions (Continued)

Coventry under which the Company derived revenues of approximately $2.3 million and $2.4 million during the years ended December 31, 2007 and 2008, respectively. On February 25, 2009, Allen Wise resigned from the board of directors of the Company as a result of his appointment as Chief Executive Officer of Coventry Healthcare, Inc. William McBride, a Director of the Company serves as a member of the board of directors of AmeriGroup Corporation. The Company has a radiology benefits management agreement with a subsidiary of AmeriGroup under which the Company derived revenues of approximately $0.4 million in 2008.

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

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2006
Net revenue	$784,768	$808,657	$41,617	$55,228	$—	$1,690,270
Cost of care	(392,066)	(689,014)	—	—	—	(1,081,080)
Cost of goods sold	—	—	—	(41,809)	—	(41,809)
Direct service costs	(173,704)	(36,321)	(40,136)	(7,437)	—	(257,598)
Other operating expenses	—	—	—	—	(127,880)	(127,880)
Equity in earnings of unconsolidated subsidiaries	390	—	—	—	—	390
Stock compensation expense(1)	1,595	647	3,739	3,577	24,433	33,991

Segment profit (loss)	$220,983	$83,969	$5,220	$9,559	$(103,447)	$216,284

Identifiable assets by business segment(2)
Restricted cash	$29,721	$108,555	$—	$—	$2,756	$141,032
Net accounts receivable	28,040	16,396	494	25,348	162	70,440
Investments	5,218	21,757	—	—	28,550	55,525
Goodwill	127,242	—	104,863	142,276	—	374,381

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

12. Business Segment Information (Continued)

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2007
Net revenue	$784,533	$1,020,839	$170,240	$180,341	$—	$2,155,953
Cost of care	(392,325)	(902,594)	(114,184)	—	—	(1,409,103)
Cost of goods sold	—	—	—	(149,585)	—	(149,585)
Direct service costs	(163,800)	(51,922)	(48,841)	(21,529)	—	(286,092)
Other operating expenses	—	—	—	—	(117,911)	(117,911)
Stock compensation expense(1)	2,277	1,172	1,708	8,769	16,068	29,994

Segment profit (loss)	$230,685	$67,495	$8,923	$17,996	$(101,843)	$223,256

Identifiable assets by business segment(2)
Restricted cash	$35,838	$213,400	$—	$—	$3,525	$252,763
Net accounts receivable	19,579	19,384	3,927	22,888	578	66,356
Investments	5,309	7,506	—	—	43,760	56,575
Goodwill	121,032	—	104,459	142,291	—	367,782

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2008
Net revenue	$649,636	$1,451,923	$295,336	$228,499	$—	$2,625,394
Cost of care	(344,761)	(1,278,316)	(207,465)	—	—	(1,830,542)
Cost of goods sold	—	—	—	(181,356)	—	(181,356)
Direct service costs	(154,894)	(68,914)	(54,482)	(25,623)	—	(303,913)
Other operating expenses	—	—	—	—	(122,714)	(122,714)
Stock compensation expense(1)	1,368	839	1,472	8,967	20,117	32,763

Segment profit (loss)	$151,349	$105,532	$34,861	$30,487	$(102,597)	$219,632

Identifiable assets by business segment(2)
Restricted cash	$13,649	$171,513	$3,268	$—	$3,965	$192,395
Net accounts receivable	22,544	19,764	7,226	31,108	1,434	82,076
Investments	28,990	88,347	10,413	—	106,149	233,899
Goodwill	120,485		104,549	142,291	—	367,325

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

December 31, 2008

12. Business Segment Information (Continued)

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Segment Profit	$216,284	$223,256	$219,632
Stock compensation expense	(33,991)	(29,994)	(32,763)
Depreciation and amortization	(48,862)	(57,524)	(60,810)
Interest expense	(7,292)	(6,386)	(2,846)
Interest income	17,628	23,836	17,030
Gain on sale of assets	5,148	—	—

Income from continuing operations before income taxes and minority interest	$148,915	$153,188	$140,243

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

13. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2008 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Fiscal Year Ended December 31, 2007
Net revenue	$487,004	$452,868	$558,076	$658,005

Cost and expenses:
Cost of care	308,819	279,218	369,008	452,058
Cost of goods sold	34,117	36,594	37,341	41,533
Direct service costs and other operating expenses(1)	97,875	98,139	102,468	105,521
Depreciation and amortization	13,652	13,505	14,393	15,974
Interest expense	1,852	1,604	1,571	1,359
Interest income	(5,187)	(5,519)	(6,434)	(6,696)

	451,128	423,541	518,347	609,749

Income from continuing operations before income taxes and minority interest	35,876	29,327	39,729	48,256
Provision for income taxes	14,907	12,311	14,712	16,739

Income from continuing operations before minority interest	20,969	17,016	25,017	31,517
Minority interest, net	—	192	(47)	216

Net income	$20,969	$16,824	$25,064	$31,301

Weighted average number of common shares outstanding—basic	38,231	38,842	39,193	39,485

Weighted average number of common shares outstanding—diluted	39,264	39,838	39,849	40,380

Net income per common share—basic:	$0.55	$0.43	$0.64	$0.79

Net income per common share—diluted:	$0.53	$0.42	$0.63	$0.78

(1)
Includes stock compensation expense of $6,787, $7,703, $8,172 and $7,332 for the quarters ended March 31, June 30, September 30, and December 31, 2007, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

13. Selected Quarterly Financial Data (Unaudited) (Continued)

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Fiscal Year Ended December 31, 2008
Net revenue	$650,290	$656,858	$656,462	$661,784

Cost and expenses:
Cost of care	454,074	458,090	456,584	461,794
Cost of goods sold	46,824	43,413	44,281	46,838
Direct service costs and other operating expenses(2)	109,748	106,483	105,879	104,517
Depreciation and amortization	14,374	14,523	16,086	15,827
Interest expense	1,215	1,017	592	22
Interest income	(5,493)	(3,716)	(4,127)	(3,694)

	620,742	619,810	619,295	625,304

Income from continuing operations before income taxes and minority interest	29,548	37,048	37,167	36,480
Provision for income taxes	12,303	15,101	13,738	12,896

Income from continuing operations before minority interest	17,245	21,947	23,429	23,584
Minority interest, net	1	59	(60)	—

Net income	$17,244	$21,888	$23,489	$23,584

Weighted average number of common shares outstanding—basic	39,736	39,961	40,272	38,464

Weighted average number of common shares outstanding—diluted	40,340	40,307	40,722	38,631

Income per common share—basic:
Net income per common share—basic:	$0.43	$0.55	$0.58	$0.61

Net income per common share—diluted:	$0.43	$0.54	$0.58	$0.61

(1)
Includes stock compensation expense of $6,787, $7,703, $8,172 and $7,332 for the quarters ended March 31, June 30, September 30, and December 31, 2007, respectively.

(2)
Includes stock compensation expense of $12,018, $6,499, $7,832 and $6,414 for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

MAGELLAN HEALTH SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition		Deduction		Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$2,442	$296	(3)	$(1,043	)(1)	$—		$(193	)(2)	$1,502
Year Ended December 31, 2007
Allowance for doubtful accounts	1,502	217	(3)	(588	)(1)	261	(4)	(75	)(2)	1,317
Year Ended December 31, 2008
Allowance for doubtful accounts	1,317	891	(3)	(273	)(1)	—		(20	)(2)	1,915

(1)
Recoveries of accounts receivable previously written off.

(2)
Accounts written off.

(3)
Bad debt expense.

(4)
To establish a reserve on pre-acquisition balances of ICORE Healthcare, LLC.

S-1