Form 10-Q
period 2009-03-31
MAGELLAN HEALTH SERVICES INC
filed 2009-04-30
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares of the registrant's Ordinary Common Stock outstanding as of March 31, 2009 was 35,296,577.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2008	March 31, 2009
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$211,825	$178,282
Restricted cash	192,395	128,039
Accounts receivable, less allowance for doubtful accounts of $1,915 and $1,689 at December 31, 2008 and March 31, 2009, respectively	82,076	84,312
Short-term investments (restricted investments of $116,112 and $143,422 at December 31, 2008 and March 31, 2009, respectively)	225,372	243,126
Deferred income taxes	58,092	58,092
Other current assets (restricted deposits of $17,769 and $16,896 at December 31, 2008 and March 31, 2009, respectively)	52,660	43,994

Total Current Assets	822,420	735,845
Property and equipment, net	88,436	84,615
Long-term investments—restricted	8,527	18,747
Deferred income taxes	76,769	71,488
Other long-term assets	3,472	3,604
Goodwill	367,325	367,325
Other intangible assets, net	50,615	48,474

Total Assets	$1,417,564	$1,330,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,527	$24,651
Accrued liabilities	96,533	71,649
Medical claims payable	155,860	142,875
Other medical liabilities	99,953	88,504
Current maturities of long-term debt and capital lease obligations	8	7

Total Current Liabilities	373,881	327,686
Long-term debt and capital lease obligations	20	14
Deferred credits and other long-term liabilities	135,590	134,875

Total Liabilities	509,491	462,575

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2008 and March 31, 2009—Issued and outstanding—40,873 shares and 40,963 shares at December 31, 2008 and March 31, 2009, respectively	409	410
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	589,011	597,017
Retained earnings	449,252	462,812
Warrants outstanding	5,382	5,382
Accumulated other comprehensive income (loss)	172	(114)
Ordinary common stock in treasury, at cost, 3,867 shares and 5,666 shares at December 31, 2008 and March 31, 2009, respectively	(136,153)	(197,984)

Total Stockholders' Equity	908,073	867,523

Total Liabilities and Stockholders' Equity	$1,417,564	$1,330,098

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands, except per share amounts)

	2008	2009
Net revenue	$650,290	$619,515

Cost and expenses:
Cost of care	454,074	431,718
Cost of goods sold	46,824	52,072
Direct service costs and other operating expenses(1)	109,748	103,064
Depreciation and amortization	14,374	11,043
Interest expense	1,215	427
Interest income	(5,493)	(2,311)

	620,742	596,013

Income from continuing operations before income taxes	29,548	23,502
Provision for income taxes	12,304	9,942

Net income	17,244	13,560
Other comprehensive loss	(14)	(286)

Comprehensive income	$17,230	$13,274

Weighted average number of common shares outstanding—basic (See Note B)	39,736	36,208

Weighted average number of common shares outstanding—diluted (See Note B)	40,340	36,386

Net income per common share—basic:	$0.43	$0.37

Net income per common share—diluted:	$0.43	$0.37

(1)
Includes stock compensation expense of $12,018 and $6,432 for the three months ended March 31, 2008 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2008	2009
Cash flows from operating activities:
Net income	$17,244	$13,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,374	11,043
Non-cash interest expense	573	232
Non-cash stock compensation expense	12,018	6,432
Non-cash income tax expense	10,586	4,639
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(10,435)	64,356
Accounts receivable, net	(15,063)	(2,236)
Other assets	4,997	8,297
Accounts payable and accrued liabilities	(15,778)	(23,813)
Medical claims payable and other medical liabilities	(5,532)	(24,434)
Other	(537)	568

Net cash provided by operating activities	12,447	58,644

Cash flows from investing activities:
Capital expenditures	(7,979)	(5,310)
Acquisitions and investments in businesses, net of cash acquired	(425)	—
Purchase of investments	(35,013)	(77,730)
Maturity of investments	53,130	48,757

Net cash provided by (used in) investing activities	9,713	(34,283)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(4,307)	(2)
Payments to acquire treasury stock	—	(59,476)
Proceeds from exercise of stock options and warrants	4,010	912
Other	(1,456)	662

Net cash used in financing activities	(1,753)	(57,904)

Net increase (decrease) in cash and cash equivalents	20,407	(33,543)
Cash and cash equivalents at beginning of period	312,372	211,825

Cash and cash equivalents at end of period	$332,779	$178,282

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2008 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2009.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE A—General (Continued)

Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March 2009, the Company began the operation of two additional behavioral health direct care facilities. At various dates in 2008 and 2009, the Company entered into agreements with three separate Provider Network Organizations ("PNOs") to transition 20 of the 26 behavioral health direct care facilities to the PNOs over various dates. Fourteen of such direct care facilities have been transitioned through April 2009 and the Company expects to divest itself of the remainder of these facilities before August 31, 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE A—General (Continued)

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies often do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) distributing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology benefits management services to health plans.

Corporate and Other

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 ("SFAS 157"), which provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption did not have a material impact on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)") and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE A—General (Continued)

SFAS 141, some of which could have a material impact on how the Company accounts for future business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted SFAS 141(R) and SFAS 160 simultaneously in the Company's year beginning January 1, 2009. Prior to 2009 and in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), reversals of both valuation allowances and unrecognized tax benefits with respect to years prior to the Company's reorganization were recorded to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. As a result of the implementation of SFAS 141(R), beginning in 2009 all reversals of valuation allowances and unrecognized tax benefits are reflected as reductions to income tax expense, even if related to years prior to the Company's reorganization. The adoption of SFAS 160 did not have a material impact on the consolidated financial statements.

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $593.3 million and $554.2 million for the three months ended March 31, 2008 and 2009, respectively.

Cost-Plus Contracts

        The Company has certain cost-plus contracts with customers under which the Company recognizes revenue as costs are incurred and as services are performed. Revenues from cost-plus contracts approximated $7.2 million and $7.5 million for the three months ended March 31, 2008 and 2009, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE A—General (Continued)

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $30.6 million and $25.5 million for the three months ended March 31, 2008 and 2009, respectively.

Distribution Revenue

        The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $50.0 million and $56.6 million for the three months ended March 31, 2008 and 2009, respectively.

Performance-based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $3.9 million and $1.3 million for the three months ended March 31, 2008 and 2009, respectively.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the three months ended March 31, 2008 and 2009. In addition to the Maricopa Contract, the Company's contract with the State of Tennessee's TennCare program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the three months ended March 31, 2008. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        The Maricopa Contract, which began September 1, 2007 and which extends through June 30, 2010, generated net revenues of $149.5 million and $168.5 million for the three months ended March 31, 2008 and 2009, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE A—General (Continued)

        The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions was similarly re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continues to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extend through June 30, 2009. The Company recorded net revenues of $70.8 million and $12.8 million for the three months ended March 31, 2008 and 2009, respectively, from its TennCare contracts.

        Total net revenues from the Company's contracts with WellPoint were $51.6 million and $44.0 million during the three months ended March 31, 2008 and 2009, respectively, including radiology benefits management revenue of $42.0 million and $40.6 million, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company had several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract originally had a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The term of this risk contract has been extended through December 31, 2010. The Company's other radiology benefits management ASO contracts with WellPoint generated $4.6 million of net revenues for the three months ended March 31, 2008, and these ASO contracts terminated at various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $71.3 million and $74.8 million for the three months ended March 31, 2008 and 2009, respectively.

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the three months ended March 31, 2008 and 2009. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $49.6 million and $57.3 million for the three months ended March 31, 2008 and 2009, respectively. The second customer has a contract that extends through June 30, 2009 and generated net revenues of $22.1 million and $21.9 million for the three months ended March 31, 2008 and 2009, respectively. On April 30, 2009, the Company and this customer entered into a new contract with a term expiring June 30, 2014, terminable without cause upon 180 days' notice after the third anniversary of the contract.

        In addition to the Maricopa Contract and TennCare, one other customer generated net revenues greater than ten percent of the net revenues for the Public Sector segment for the three months ended March 31, 2008 and 2009. This customer has a contract that extends through December 31, 2009 and generated net revenues of $37.2 million and $36.0 million, respectively. Pursuant to an RFP process,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE A—General (Continued)

the customer notified the Company of its intent to award the contract to provide servicing beyond December 31, 2009. The award is subject to the negotiation and execution of a contract between the Company and the customer. The proposed new contract will have a term of 2.5 years beginning on January 1, 2010 with options for the customer to extend the term of the contract for three one year terms.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the three months ended March 31, 2008 and 2009. This customer has a contract that extends through May 31, 2011 and generated net revenues of $24.9 million and $22.6 million for the three months ended March 31, 2008 and 2009, respectively.

        Included in the Company's Specialty Pharmaceutical Management segment are five customers that each exceeded ten percent of the net revenues for this segment for the three months ended March 31, 2008. Four of such customers generated $17.1 million, $13.6 million, $7.5 million, and $7.1 million of net revenues during the three months ended March 31, 2008. The other contract generated net revenues of $7.2 million for the three months ended March 31, 2008, and this contract terminated as of December 31, 2008. For the three months ended March 31, 2009, four customers each exceeded ten percent of the net revenues for this segment. Four of such customers generated $20.2 million, $13.9 million, $9.3 million, and $7.3 million of net revenues during the three months ended March 31, 2009. The previously mentioned contract that terminated as of December 31, 2008 generated net revenues for run-off activity of $6.6 million for the three months ended March 31, 2009.

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

        The Company has various financial instruments that must be measured under the new fair value standard including investments, which consist primarily of U.S. Government securities, obligations of government-sponsored enterprises, corporate debt securities and certificates of deposit. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Pursuant to SFAS 157, financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

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

March 31, 2009

(Unaudited)

NOTE A—General (Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of March 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$116,409	$—	$116,409
Restricted Cash(2)	—	100,948	—	100,948
Investments:
U.S. Government and agency securities	685	—	—	685
Obligations of government-sponsored enterprises(3)	—	50,570	—	50,570
Corporate debt securities	—	184,349	—	184,349
Certificates of deposit	—	26,269	—	26,269

	$685	$478,545	$—	$479,230

(1)
Excludes $61.9 million of cash held in bank accounts by the Company.

(2)
Excludes $27.1 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

Income Taxes

        The Company's effective income tax rate was 41.6 percent and 42.3 percent for the three months ended March 31, 2008 and 2009, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Stock Compensation

        The Company measures stock compensation under SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). At December 31, 2008 and March 31, 2009, the Company had equity-based employee incentive plans, which are described more fully in Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Under SFAS 123R, the Company recorded stock compensation expense of $12.0 million and $6.4 million for the three months ended March 31, 2008

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE A—General (Continued)

and 2009, respectively. Stock compensation expense recognized in the condensed consolidated statements of income for the three months ended March 31, 2008 and 2009 has been reduced for estimated forfeitures, estimated at two percent and five percent, respectively.

        The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2009 was $8.69 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 30.2 percent based on the historical volatility of the Company's stock price.

        SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In the three months ended March 31, 2008 and 2009, approximately $0.1 million and $1.1 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows, respectively.

        Summarized information related to the Company's stock options for the three months ended March 31, 2009 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,668,490	$39.82
Granted	1,095,769	33.08
Cancelled	(167,007)	41.53
Exercised	(29,435)	30.99

Outstanding, end of period	5,567,817	38.49

Vested and expected to vest at end of period	5,386,817	38.53

Exercisable, end of period	2,916,350	$39.09

        All of the Company's options granted during the three months ended March 31, 2009 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	321,935	$42.92
Awarded	869	33.51
Vested	(25,717)	35.83
Forfeited	(481)	34.57

Outstanding, ending of period	296,606	$43.52

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	176,112	$38.72
Awarded	121,065	32.91
Vested	(76,471)	32.60
Forfeited	(13,871)	39.78

Outstanding, ending of period	206,835	$37.51

        Restricted stock awards and restricted stock units granted during the three months ended March 31, 2009 vest ratably on each anniversary date over the three years subsequent to grant.

Long Term Debt and Capital Lease Obligations

        On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provided for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2008 Credit Facility"). On April 30, 2008, the Company's credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the "Credit Agreement") was terminated. Borrowings under the 2008 Credit Facility, if any, matured on April 29, 2009. The 2008 Credit Facility was guaranteed by substantially all of the subsidiaries of the Company and was secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the 2008 Credit Facility, the annual interest rate on Revolving Loan borrowings bear interest at a rate equal to the sum of (i) a borrowing margin of 1.00 percent plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 1.125 percent. The commitment commission on the 2008 Credit Facility was 0.375 percent of the unused Revolving Loan Commitment.

        At March 31, 2009, the annual interest rate on the Company's capital lease obligation due through 2011 was 6.87 percent. There were no Revolving Loan borrowings at March 31, 2009.

        On April 29, 2009, the Company entered into an amendment to the 2008 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provides for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2009 Credit Facility"). Borrowings under the 2009 Credit Facility will mature on April 28, 2010. The 2009 Credit Facility is guaranteed by

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE A—General (Continued)

substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the 2009 Credit Facility, the annual interest rate on Revolving Loan borrowings bear interest at a rate equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 2.25 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 3.25 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 3.375 percent. The commitment commission on the 2009 Credit Facility is 0.625 percent of the unused Revolving Loan Commitment.

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2009
Numerator:
Net income	$17,244	$13,560

Denominator:
Weighted average number of common shares outstanding—basic	39,736	36,208
Common stock equivalents—stock options	394	86
Common stock equivalents—warrants	167	87
Common stock equivalents—restricted stock	7	5
Common stock equivalents—restricted stock units	36	—
Common stock equivalents—employee stock purchase plan	—	—

Weighted average number of common shares outstanding—diluted	40,340	36,386

Net income per common share—basic	$0.43	$0.37

Net income per common share—diluted	$0.43	$0.37

        The weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2009 was calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2008 and 2009 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE B—Net Income per Common Share (Continued)

        For the three months ended March 31, 2009, the Company had additional potential dilutive securities outstanding representing 4.3 million options, 0.3 million restricted stock awards and 0.3 million restricted stock units that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended March 31, 2008
Net revenue	$159,603	$358,238	$75,499	$56,950	$—	$650,290
Cost of care	(81,573)	(323,174)	(49,327)	—	—	(454,074)
Cost of goods sold	—	—	—	(46,824)	—	(46,824)
Direct service costs	(37,425)	(16,623)	(13,100)	(5,920)	—	(73,068)
Other operating expenses	—	—	—	—	(36,680)	(36,680)
Stock compensation expense(1)	423	174	505	2,104	8,812	12,018

Segment profit (loss)	$41,028	$18,615	$13,577	$6,310	$(27,868)	$51,662

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended March 31, 2009
Net revenue	$158,753	$321,860	$73,559	$65,343	$—	$619,515
Cost of care	(89,786)	(292,146)	(49,786)	—	—	(431,718)
Cost of goods sold	—	—	—	(52,072)	—	(52,072)
Direct service costs	(38,525)	(17,296)	(13,038)	(6,394)	—	(75,253)
Other operating expenses	—	—	—	—	(27,811)	(27,811)
Stock compensation expense(1)	332	235	370	2,082	3,413	6,432

Segment profit (loss)	$30,774	$12,653	$11,105	$8,959	$(24,398)	$39,093

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,
	2008	2009
Segment profit	$51,662	$39,093
Stock compensation expense	(12,018)	(6,432)
Depreciation and amortization	(14,374)	(11,043)
Interest expense	(1,215)	(427)
Interest income	5,493	2,311

Income from continuing operations before income taxes	$29,548	$23,502

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

Stock Repurchase

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,799,933 shares of the Company's common stock at an average share price of $34.32 per share for an aggregate cost of $61.8 million (excluding broker commissions) during the three months ended March 31, 2009. As of March 31, 2009, the amount of stock repurchases that remained under the program was $2.2 million and such remaining repurchases were made during the period subsequent to March 31, 2009, completing the repurchase program as of April 7, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. ("Magellan"), and its majority-owned subsidiaries and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company") should be read together with the Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission ("SEC") on February 27, 2009.

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

  •
  changes in business practices of the industry, including the possibility that certain of the Company's managed care customers could seek to provide managed healthcare services directly to their subscribers, instead of contracting with the Company for such services, particularly as a result of further consolidation in the managed care industry and especially regarding managed healthcare customers that have already done so with a portion of their membership;

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

  •
  future changes in the composition of the Company's stockholder population which could, in certain circumstances, limit the ability of the Company to utilize its net operating loss carryforwards ("NOLs");

  •
  pending or future actions or claims for professional liability;

  •
  claims brought against the Company that either exceed the scope of the Company's liability coverage or result in denial of coverage;

  •
  class action suits and other legal proceedings;

  •
  the impact of governmental investigations;

  •
  the impact of varying economic and market conditions on the Company's investment portfolio; and

  •
  the state of the national economy and adverse changes in economic conditions.

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2008. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March 2009, the Company began the operation of two additional behavioral health direct care facilities. At various dates in 2008 and 2009, the Company entered into agreements with three separate Provider

Network Organizations ("PNOs") to transition 20 of the 26 behavioral health direct care facilities to the PNOs over various dates. Fourteen of such direct care facilities have been transitioned through April 2009 and the Company expects to divest itself of the remainder of these facilities before August 31, 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of March 31, 2009, Commercial's covered lives were 4.0 million, 13.7 million and 20.8 million for risk-based, EAP and ASO products, respectively. For the three months ended March 31, 2009, Commercial's revenue was $100.9 million, $26.2 million and $31.7 million for risk-based, EAP and ASO products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of March 31, 2009, Public Sector's covered lives were 1.4 million and 0.3 million for risk-based and ASO products, respectively. For the three months ended March 31, 2009, Public Sector's revenue was $320.3 million and $1.6 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. The Company has bid on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company has won one state Medicaid contract, which was implemented in July 2008. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. As of March 31, 2009, covered lives for Radiology Benefits Management were 2.4 million and 14.9 million for risk-based and ASO products, respectively. For the three months ended March 31, 2009, revenue for Radiology Benefits Management was $60.0 million and $13.6 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies often do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) distributing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology benefits management services to health plans. The Company's Specialty Pharmaceutical Management segment had contracts with 40 health plans as of March 31, 2009.

Corporate and Other

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the three months ended March 31, 2008 and 2009. In addition to the Maricopa Contract, the Company's contract with the State of Tennessee's TennCare program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the three months ended March 31, 2008. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        The Maricopa Contract, which began September 1, 2007 and which extends through June 30, 2010, generated net revenues of $149.5 million and $168.5 million for the three months ended March 31, 2008 and 2009, respectively.

        The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions was similarly re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continues to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extend through June 30, 2009. The Company recorded net revenues of $70.8 million and $12.8 million for the three months ended March 31, 2008 and 2009, respectively, from its TennCare contracts.

        Total net revenues from the Company's contracts with WellPoint were $51.6 million and $44.0 million during the three months ended March 31, 2008 and 2009, respectively, including radiology benefits management revenue of $42.0 million and $40.6 million, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company had several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract originally had a three-year term through June 30, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The term of this risk contract has been extended through December 31, 2010. The Company's other radiology benefits management ASO contracts with WellPoint generated $4.6 million of net revenues for the three months ended March 31, 2008, and these ASO contracts terminated at various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $71.3 million and $74.8 million for the three months ended March 31, 2008 and 2009, respectively.

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the three months ended March 31, 2008 and 2009. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $49.6 million and $57.3 million for the three months ended March 31, 2008 and 2009, respectively. The second customer has a contract that extends through June 30, 2009 and generated net revenues of $22.1 million and $21.9 million for the three months ended March 31, 2008 and 2009, respectively. On April 30, 2009, the Company and this customer entered into a new contract with a term expiring June 30, 2014, terminable without cause upon 180 days' notice after the third anniversary of the contract.

        In addition to the Maricopa Contract and TennCare, one other customer generated net revenues greater than ten percent of the net revenues for the Public Sector segment for the three months ended March 31, 2008 and 2009. This customer has a contract that extends through December 31, 2009 and generated net revenues of $37.2 million and $36.0 million, respectively. Pursuant to an RFP process, the customer notified the Company of its intent to award the contract to provide servicing beyond December 31, 2009. The award is subject to the negotiation and execution of a contract between the Company and the customer. The proposed new contract will have a term of 2.5 years beginning on January 1, 2010 with options for the customer to extend the term of the contract for three one year terms.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the three months ended March 31, 2008 and 2009. This customer has a contract that extends through May 31, 2011 and generated net revenues of $24.9 million and $22.6 million for the three months ended March 31, 2008 and 2009, respectively.

        Included in the Company's Specialty Pharmaceutical Management segment are five customers that each exceeded ten percent of the net revenues for this segment for the three months ended March 31, 2008. Four of such customers generated $17.1 million, $13.6 million, $7.5 million, and $7.1 million of net revenues during the three months ended March 31, 2008. The other contract generated net revenues of $7.2 million for the three months ended March 31, 2008, and this contract terminated as of December 31, 2008. For the three months ended March 31, 2009, four customers each exceeded ten percent of the net revenues for this segment. Four of such customers generated $20.2 million, $13.9 million, $9.3 million, and $7.3 million of net revenues during the three months ended March 31, 2009. The previously mentioned contract that terminated as of December 31, 2008 generated net revenues for run-off activity of $6.6 million for the three months ended March 31, 2009.

Off-Balance Sheet Arrangements

        The Company does not maintain any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's finances that is material to investors.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Except as noted below, the Company's critical accounting policies are summarized in the Company's Annual Report on Form 10-K, filed with the SEC on February 27, 2009.

Income Taxes

        The Company's effective income tax rate was 41.6 percent and 42.3 percent for the three months ended March 31, 2008 and 2009, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years ended prior to December 31, 2005. The statute of limitations regarding the assessment of federal and most state and local income taxes for the year ended December 31, 2005 will expire during 2009.

        Prior to 2009 and in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), reversals of both valuation allowances and unrecognized tax benefits with respect to years prior to the Company's reorganization were recorded to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. As a result of implementation of SFAS 141(R), beginning in 2009 all reversals of valuation allowances and unrecognized tax benefits will be reflected as reductions to income tax expense, even if related to years prior to the Company's reorganization.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant. The Company's segments are defined above.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended March 31, 2008
Net revenue	$159,603	$358,238	$75,499	$56,950	$—	$650,290
Cost of care	(81,573)	(323,174)	(49,327)	—	—	(454,074)
Cost of goods sold	—	—	—	(46,824)	—	(46,824)
Direct service costs	(37,425)	(16,623)	(13,100)	(5,920)	—	(73,068)
Other operating expenses	—	—	—	—	(36,680)	(36,680)
Stock compensation expense(1)	423	174	505	2,104	8,812	12,018

Segment profit (loss)	$41,028	$18,615	$13,577	$6,310	$(27,868)	$51,662

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Three Months Ended March 31, 2009
Net revenue	$158,753	$321,860	$73,559	$65,343	$—	$619,515
Cost of care	(89,786)	(292,146)	(49,786)	—	—	(431,718)
Cost of goods sold	—	—	—	(52,072)	—	(52,072)
Direct service costs	(38,525)	(17,296)	(13,038)	(6,394)	—	(75,253)
Other operating expenses	—	—	—	—	(27,811)	(27,811)
Stock compensation expense(1)	332	235	370	2,082	3,413	6,432

Segment profit (loss)	$30,774	$12,653	$11,105	$8,959	$(24,398)	$39,093

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

	Three Months Ended March 31,
	2008	2009
Segment profit	$51,662	$39,093
Stock compensation expense	(12,018)	(6,432)
Depreciation and amortization	(14,374)	(11,043)
Interest expense	(1,215)	(427)
Interest income	5,493	2,311

Income from continuing operations before income taxes	$29,548	$23,502

Quarter ended March 31, 2009 ("Current Year Quarter"), compared to the quarter ended March 31, 2008 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 0.5 percent or $0.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $9.5 million and favorable retroactive rate and membership adjustments of $3.9 million recorded in the Prior Year Quarter, which decreases were partially offset by increased membership from existing customers of $7.3 million, favorable retroactive membership and rate adjustments of $0.8 million recorded in the Current Year Quarter, revenue from new contracts implemented after (or during) the Prior Year Quarter of $0.8 million, favorable rate changes of $0.6 million, and other net favorable variances of $3.0 million.

Cost of Care

        Cost of care increased by 10.1 percent or $8.2 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to increased membership from existing customers of $4.9 million, unfavorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.5 million, unfavorable prior period medical claims development recorded in the Current Year Quarter of $0.4 million, and care trends and other net variances of $13.2 million, which increases were partially offset by terminated contracts of $6.2 million and unfavorable prior period medical claims development recorded in the Prior Year Quarter of $5.6 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 73.8 percent in the Prior Year Quarter to 81.4 percent in the Current Year Quarter, mainly due to unfavorable care trends, out of period care development, and changes in business mix.

Direct Service Costs

        Direct service costs increased by 2.9 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is mainly attributable to cost incurred to claims processing costs. Direct service costs increased as a percentage of revenue from 23.4 percent in the Prior Year Quarter to 24.3 percent in the Current Year Quarter. The increase in the percentage of direct service costs in relation to revenue is mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 10.2 percent or $36.4 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to the net impact of terminated contracts offset by increased membership from existing customers of $39.2 million, favorable retroactive rate changes recorded in the Prior Year Quarter of $3.6 million, unfavorable retroactive rate and membership changes recorded in the Current Year Quarter of $2.1 million, and other net unfavorable variances of $0.2 million, which decreases was partially offset by net favorable rate and contract funding changes of $8.7 million.

Cost of Care

        Cost of care decreased by 9.6 percent or $31.0 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to care associated with terminated contracts offset by increased membership from existing customers of $32.4 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $5.5 million, care associated with retroactive rate changes for contracts with minimum care requirements recorded in the Prior Year Quarter of $3.1 million, and unfavorable prior period medical claims development recorded in the Prior Year Quarter of $1.2 million, which decreases were partially offset by unfavorable prior period medical claims development recorded in the Current Year Quarter of $3.1 million, care associated with rate changes for contracts with minimum cost of care requirements of $3.9 million, and care trends and other net unfavorable variances of $4.2 million. Cost of care increased as a percentage of risk revenue from 90.5 percent in the Prior Year Quarter to 91.2 percent in the Current Year Quarter mainly due to business mix and net unfavorable care development.

Direct Service Costs

        Direct service costs increased by 4.0 percent or $0.7 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is primarily due to increased costs associated with the Maricopa Contract. Direct service costs increased as a percentage of revenue from 4.6 percent for the Prior Year Quarter, partially offset by costs from terminated contracts to 5.4 percent in the Current Year Quarter mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 2.6 percent or $1.9 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to decreased membership from existing customers of $5.8 million, terminated contracts of $3.2 million, and other net decreases of $1.0 million, which decreases were partially offset by favorable rate changes of $8.1 million (including $1.4 million of retroactive rate changes recorded in the Current Year Quarter).

Cost of Care

        Cost of care increased by 0.9 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to favorable prior period medical claims development of $1.1 million recorded in the Prior Year Quarter and care trends and other net variances of $7.3 million, which increases were partially offset by decreased membership from existing customers of $4.9 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.0 million, and favorable prior period medical claims development recorded in the Current Year Quarter of $1.0 million. Cost of care increased as a percentage of risk revenue from 82.6 percent in the Prior Year Quarter to 83.0 percent in the Current Year Quarter mainly due to care trends.

Direct Service Costs

        Direct service costs decreased by 0.5 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, direct service costs increased from 17.4 percent in the Prior Year Quarter to 17.7 percent in the Current Year Quarter, mainly due to business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 14.7 percent or $8.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased distribution activity from new and existing customers of $9.4 million, and increased consulting and rebate revenue of $1.6 million which increases were partially offset by terminated distribution contracts of $2.6 million.

Cost of Goods Sold

        Cost of goods sold increased by 11.2 percent or $5.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased distribution activity from new and existing customers of $8.6 million, which increase was partially offset by terminated contracts of $2.4 million and other net favorable variances of $1.0 million. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold decreased from 93.6 percent in the Prior Year Quarter to 91.9 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 8.0 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 10.4 percent in the Prior Year Quarter to 9.8 percent in the Current Year Quarter.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 24.2 percent or $8.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease results primarily from prior year expenses incurred pursuant to the former Chief Executive Officer's employment agreement in relation to his service to the Company ending of $10.1 million (including $5.4 million of stock compensation expense related to the acceleration of vesting for certain equity awards), which decrease was partially offset by other net unfavorable variances of $1.2 million. As a percentage of total net revenue, other operating expenses decreased from 5.6 percent for the Prior Year Quarter to 4.5 percent for the Current Year Quarter, primarily due to prior year expenses incurred pursuant to the former Chief Executive Officer's employment agreement.

Depreciation and Amortization

        Depreciation and amortization expense decreased by 23.2 percent or $3.3 million from the Prior Year Quarter to the Current Year Quarter, primarily due to assets that became fully depreciated as of December 31, 2008.

Interest Expense

        Interest expense decreased by 64.9 percent or $0.8 million from the Prior Year Quarter to the Current Year Quarter, mainly due to reductions in outstanding debt balances as a result of scheduled payments and lower interest rates in the Current Year Quarter.

Interest Income

        Interest income decreased by $3.2 million from the Prior Year Quarter to the Current Year Quarter, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 41.6 percent in the Prior Year Quarter and 42.3 percent in the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income.

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

        Care Trends.    The Company expects that the care trend factors for 2009 for Commercial will be 7 to 9 percent, Public Sector will be 3 to 5 percent, and Radiology Benefits Management will be 10 to 13 percent.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. dated April 30, 2008 (the "2008 Credit Facility"). Based on the amount of cash equivalents and investments and the borrowing levels under the 2008 Credit Facility as of March 31, 2009, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $12.4 million and $58.6 million for the Prior Year Quarter and Current Year Quarter, respectively. The $46.2 million increase in operating cash flows from the Prior Year Quarter to the Current Year Quarter is primarily attributable to the shift of restricted cash to restricted investments, which results in an operating cash flow source that is directly offset by an investing cash flow use. During the Prior Year Quarter, $10.9 million of restricted cash was shifted to restricted investments as compared to the Current Year Quarter in which $37.5 million of restricted cash was shifted to restricted investments, which results in a net increase in operating cash flows of $26.6 million. The Prior Year Quarter included restricted cash funding of $15.0 million for a risk radiology contract, the run-out of net contract liabilities associated with terminated Commercial contracts of $11.4 million and the net funding of restricted cash of $10.6 million associated with the Company's regulated entities. Partially offsetting these items is the decrease in Segment Profit of $12.6 from the Prior Year Quarter and other net unfavorable variances of $4.8 million primarily associated with working capital changes.

        During the Current Year Quarter, the Company's restricted cash decreased $64.4 million. The change in restricted cash is attributable to the shift of $37.5 million in restricted cash to restricted investments, a reduction in restricted cash of $22.9 million associated with the Company's regulated entities and other net decreases of $4.0 million. In regards to the decrease in restricted cash associated with the Company's regulated entities, $24.0 million is offset by changes in other assets and liabilities, primarily medical claims payable and other medical liabilities, thus having no impact on operating cash flows. Partially offsetting these reductions is the net funding of $1.1 million in additional restricted cash associated with the Company's regulated entities.

        Investing Activities.    The Company utilized $8.0 million and $5.3 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The majority of the decrease in capital expenditures of $2.7 million is attributable to capital expenditures incurred during the Prior Year Quarter of $1.5 million associated with the Maricopa Contract. Most of the remainder of the capital expenditures for the Prior Year Quarter and the majority of capital expenditures for the Current Year Quarter related to management information systems and related equipment.

        During the Prior Year Quarter, the Company received net cash of $18.1 million from the net maturity of "available for sale" investments. During the Current Year Quarter, the Company used net cash of $29.0 million for the purchase of "available for sale" investments. The net purchase of "available for sale" investments during the Current Year Quarter is primarily attributable to the shift of restricted cash of $37.5 million to restricted investments, partially offset by matured unrestricted investments that were not reinvested.

        During the Prior Year Quarter, the Company made the final working capital payment of $0.4 million related to the acquisition of ICORE Healthcare LLC.

        Financing Activities.    During the Prior Year Quarter, the Company repaid $4.2 million of indebtedness outstanding under the Company's credit agreement with Deutsche Bank AG dated January 5, 2004, as amended (the "Credit Agreement") and made payments on capital lease obligations of $0.1 million. In addition, the Company received $4.0 million from the exercise of stock options and warrants and had other net unfavorable items of $1.5 million.

        During the Current Year Quarter, the Company paid $59.5 million for repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $0.9 million from the exercise of stock options and warrants and had other net favorable items of $0.7 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During 2009, the Company expects to fund its estimated capital expenditures of $20 to $30 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2009 Credit Facility (as defined below) for its operations, capital needs or debt service in 2009. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company maintains its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial and credit markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        Off-Balance Sheet Arrangements.    As of March 31, 2009, the Company has no material off-balance sheet arrangements.

        2008 Credit Facility.    On April 30, 2008, the Company's Credit Agreement was terminated, and the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provided for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2008 Credit Facility"). Borrowings under the 2008 Credit Facility, if any, matured on April 29, 2009. The 2008 Credit Facility was guaranteed by substantially all of the subsidiaries of the Company and was secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the 2008 Credit Facility, the annual interest rate on Revolving Loan borrowings bear interest at a rate equal to the sum of (i) a borrowing margin of 1.00 percent plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 1.125 percent. The commitment commission on the 2008 Credit Facility was 0.375 percent of the unused Revolving Loan Commitment.

        On April 29, 2009, the Company entered into an amendment to the 2008 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provides for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2009 Credit Facility"). Borrowings under the 2009 Credit Facility will mature on April 28, 2010. The 2009 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the 2009 Credit Facility, the annual interest rate on Revolving Loan borrowings bear interest at a rate equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 2.25 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 3.25 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 3.375 percent. The commitment commission on the 2009 Credit Facility is 0.625 percent of the unused Revolving Loan Commitment.

        Restrictive Covenants in Debt Agreements.    The 2009 Credit Facility contains covenants that limit management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        The 2009 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2009 Credit Facility pursuant to their terms, would result in an event of default under such credit facilities.

        Net Operating Loss Carryforwards.    The Company estimates that it had reportable federal NOLs as of December 31, 2008 of approximately $124.5 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 ("SFAS 157"), which provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption did not have a material impact on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)") and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141, some of which could have a material impact on how the Company accounts for future business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted SFAS 141(R) and SFAS 160 simultaneously in the Company's year beginning January 1, 2009. Prior to 2009 and in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), reversals of both valuation allowances and unrecognized tax benefits with respect to years prior to the Company's reorganization were recorded to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. As a result of the implementation of SFAS 141(R), beginning in 2009 all reversals of valuation allowances and unrecognized tax benefits are reflected as reductions to income tax expense, even if related to years prior to the Company's reorganization. The adoption of SFAS 160 did not have a material impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2008 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2008 Credit Facility as of March 31, 2009, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of March 31, 2009. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        The management and administration of the delivery of specialty managed healthcare entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense. The Company is also subject to or party to certain class actions, litigation and claims relating to its operations or business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance in this regard.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,799,933 shares of the Company's common stock at an average share price of $34.32 per share for an aggregate cost of $61.8 million (excluding broker commissions) during the three months ended March 31, 2009. As of March 31, 2009, the amount of stock repurchases that remained under the program was $2.2 million and such remaining repurchases were made during the period subsequent to March 31, 2009, completing the repurchase program as of April 7, 2009.

        Following is a summary of stock repurchases made from January 1, 2009 through the completion of the repurchase program on April 7, 2009:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plan(1)(2)
January 1-31, 2009	117,200	$37.36	117,200	$59,585
February 1-28, 2009	422,000	$34.72	422,000	44,932
March 1-31, 2009	1,260,733	$33.91	1,260,733	2,185
April 1-7, 2009	60,026	$36.42	60,026	—

	1,859,959		1,859,959	—

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

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        (i) 2009 Credit Facility:    On April 29, 2009, the Company entered into an amendment to the 2008 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provides for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2009 Credit Facility"). Borrowings under the 2009 Credit Facility will mature on April 28, 2010. The 2009 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the 2009 Credit Facility, the annual interest rate on Revolving Loan borrowings bear interest at a rate equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 2.25 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 3.25 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 3.375 percent. The commitment commission on the 2009 Credit Facility is 0.625 percent of the unused Revolving Loan Commitment.

        (ii) Managed Behavioral Health Contract:    As previously reported, the Company has a managed behavioral healthcare contract with a customer that extends through June 30, 2009 and generated net revenues of $90.8 million for the year ended December 31, 2008. On April 30, 2009, the Company and its customer entered into a new contract with a term expiring June 30, 2014, terminable without cause upon 180 days' notice after the third anniversary of the contract. The contract is expected to generate revenues in excess of $90 million during fiscal 2009.

Item 6.    Exhibits

4.1	Second Amendment to Credit Agreement, dated as of April 29, 2009, among Magellan Health Services, Inc., various lenders and Deutsche Bank AG New York Branch, as administrative agent.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2009	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)