Form 10-Q
period 2009-06-30
MAGELLAN HEALTH SERVICES INC
filed 2009-07-31
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares of the registrant's Ordinary Common Stock outstanding as of June 30, 2009 was 35,268,535.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2008	June 30, 2009
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$211,825	$196,200
Restricted cash	192,395	151,439
Accounts receivable, less allowance for doubtful accounts of $1,915 and $2,688 at December 31, 2008 and June 30, 2009, respectively	82,076	101,956
Short-term investments (restricted investments of $116,112 and $94,375 at December 31, 2008 and June 30, 2009, respectively)	225,372	184,233
Deferred income taxes	58,092	58,092
Other current assets (restricted deposits of $17,769 and $18,063 at December 31, 2008 and June 30, 2009, respectively)	52,660	70,655

Total Current Assets	822,420	762,575
Property and equipment, net	88,436	83,089
Long-term investments—restricted	8,527	30,935
Deferred income taxes	76,769	61,511
Other long-term assets	3,472	8,912
Goodwill	367,325	367,325
Other intangible assets, net	50,615	46,332

Total Assets	$1,417,564	$1,360,679

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,527	$19,944
Accrued liabilities	96,533	73,830
Medical claims payable	155,860	146,122
Other medical liabilities	99,953	95,432
Current maturities of long-term debt and capital lease obligations	8	5

Total Current Liabilities	373,881	335,333
Long-term debt and capital lease obligations	20	9
Deferred credits and other long-term liabilities	135,590	133,311

Total Liabilities	509,491	468,653

Preferred stock, par value $.01 per share Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share Authorized—100,000 shares at December 31, 2008 and June 30, 2009—Issued and outstanding—40,873 shares and 37,006 shares at December 31, 2008, respectively, and 40,995 shares and 35,269 shares at June 30, 2009 respectively	409	410
Multi-Vote common stock, par value $.01 per share Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	589,011	605,243
Retained earnings	449,252	481,211
Warrants outstanding	5,382	5,382
Accumulated other comprehensive income (loss)	172	(48)
Ordinary common stock in treasury, at cost, 3,867 shares and 5,726 shares at December 31, 2008 and June 30, 2009, respectively.	(136,153)	(200,172)

Total Stockholders' Equity	908,073	892,026

Total Liabilities and Stockholders' Equity	$1,417,564	$1,360,679

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net revenue	$656,858	$635,801	$1,307,148	$1,255,316

Cost and expenses:
Cost of care	458,090	443,048	912,164	874,766
Cost of goods sold	43,413	49,286	90,237	101,358
Direct service costs and other operating expenses(1)	106,483	102,934	216,231	205,998
Depreciation and amortization	14,523	10,516	28,897	21,559
Interest expense	1,017	657	2,232	1,084
Interest income	(3,716)	(1,734)	(9,209)	(4,045)

	619,810	604,707	1,240,552	1,200,720

Income from continuing operations before income taxes	37,048	31,094	66,596	54,596
Provision for income taxes	15,160	12,695	27,464	22,637

Net income	21,888	18,399	39,132	31,959
Other comprehensive (loss) income	(262)	66	(276)	(220)

Comprehensive income	$21,626	$18,465	$38,856	$31,739

Weighted average number of common shares outstanding—basic (See Note B)	39,961	34,955	39,848	35,578

Weighted average number of common shares outstanding—diluted (See Note B)	40,307	34,992	40,323	35,686

Net income per common share—basic:	$0.55	$0.53	$0.98	$0.90

Net income per common share—diluted:	$0.54	$0.53	$0.97	$0.90

(1)
Includes stock compensation expense of $6,499 and $6,168 for the three months ended June 30, 2008 and 2009, respectively, and $18,517 and $12,600 for the six months ended June 30, 2008 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2008	2009
Cash flows from operating activities:
Net income	$39,132	$31,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,897	21,559
Non-cash interest expense	1,355	456
Non-cash stock compensation expense	18,517	12,600
Non-cash income tax expense	19,367	13,343
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	37,500	40,956
Accounts receivable, net	(16,218)	(19,880)
Other assets	390	(23,604)
Accounts payable and accrued liabilities	11	(23,960)
Medical claims payable and other medical liabilities	(4,212)	(14,259)
Other	103	973

Net cash provided by operating activities	124,842	40,143

Cash flows from investing activities:
Capital expenditures	(16,687)	(12,457)
Acquisitions and investments in businesses, net of cash acquired	(425)	—
Purchase of investments	(203,745)	(144,370)
Maturity of investments	54,172	161,449

Net cash (used in) provided by investing activities	(166,685)	4,622

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(12,668)	(3)
Payments to acquire treasury stock	—	(64,019)
Proceeds from exercise of stock options and warrants	5,603	1,101
Other	2,789	2,531

Net cash used in financing activities	(4,276)	(60,390)

Net decrease in cash and cash equivalents	(46,119)	(15,625)
Cash and cash equivalents at beginning of period	312,372	211,825

Cash and cash equivalents at end of period	$266,253	$196,200

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company evaluated all events or transactions that occurred after June 30, 2009 and through July 31, 2009, the date we issued these financial statements. Other than as described in Note E—"Subsequent Events," the Company did not have any material recognizable subsequent events during this period.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March 2009, the Company began the operation of two additional behavioral health direct care facilities. At various dates in 2008 and 2009, the Company entered into agreements to transition all behavioral health direct care facilities over various dates. Twenty-three of the 26 direct care facilities have been transitioned through July 2009 and the Company expects to divest itself of the remaining facilities before August 31, 2009.

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

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 ("SFAS 157"), which provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption did not have a material impact on the consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

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

        In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which modify the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1" and "APB 28-1"). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures, in its interim reporting periods and in its financial statements for annual reporting periods, regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet. FSP FAS 107-1 and APB 28-1 also amend FASB APB Opinion No. 28, "Interim Financial Reporting," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). While the adoption of FSP FAS 107-1 and APB 28-1 impacts the Company's disclosures, it does not have an impact on the Company's results of operations or financial condition.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). The adoption of SFAS 165 did not have an impact on the Company's results of operations or financial condition.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46R" ("SFAS 167"). SFAS 167 amends FASB Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 on January 1, 2010. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ending September 30, 2009 for the Company) and will not have an impact on the Company's results of operations or financial condition.

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $602.4 million and $1,195.8 million for the three and six months ended June 30, 2008, respectively, and $573.9 million and $1,128.1 million for the three and six months ended June 30, 2009, respectively.

Cost-Plus Contracts

        The Company has certain cost-plus contracts with customers under which the Company recognizes revenue as costs are incurred and as services are performed. Revenues from cost-plus contracts approximated $8.3 million and $15.5 million for the three and six months ended June 30, 2008, respectively, and $7.8 million and 15.4 million for the three and six months ended June 30, 2009, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $30.6 million and $61.2 million for the three and six months ended June 30, 2008, respectively, and $29.3 million and $54.7 million for the three and six months ended June 30, 2009, respectively.

Distribution Revenue

        The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $46.9 million and $96.9 million for the three and six months ended June 30, 2008, respectively, and $53.6 million and $110.2 million for the three and six months ended June 30, 2009, respectively.

Performance-based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $2.4 million and $6.3 million for the three and six months ended June 30, 2008, respectively, and $2.0 million and $3.3 million for the three and six months ended June 30, 2009, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2008 and 2009. In addition to the Maricopa Contract, the Company's contract with the State of Tennessee's TennCare program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2008. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        The Maricopa Contract, which began September 1, 2007 and which extends through June 30, 2010, generated net revenues of $303.1 million and $351.9 million for the six months ended June 30, 2008 and 2009, respectively.

        The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions was similarly re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continues to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extend through August 31, 2009, at which time the contracts will terminate. The Company recorded net revenues of $142.1 million and $24.7 million for the six months ended June 30, 2008 and 2009, respectively, from its TennCare contracts.

        Total net revenues from the Company's contracts with WellPoint were $100.6 million and $88.5 million during the six months ended June 30, 2008 and 2009, respectively, including radiology benefits management revenue of $84.1 million and $81.6 million, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company had several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a term through December 31, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company's other radiology benefits management ASO contracts with WellPoint generated $7.9 million of net revenues for the six months ended June 30, 2008, and these ASO contracts terminated at various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $145.4 million and $153.7 million for the six months ended June 30, 2008 and 2009, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the six months ended June 30, 2008 and 2009. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $104.5 million and $116.8 million for the six months ended June 30, 2008 and 2009, respectively. The second customer has a contract that extends through June 30, 2014 and generated net revenues of $44.4 million and $42.2 million for the six months ended June 30, 2008 and 2009, respectively.

        Net revenues from the Maricopa Contract and TennCare were each greater than ten percent of the net revenues for the Public Sector segment for the six months ended June 30, 2008. In addition to the Maricopa Contract, one customer generated net revenues greater than ten percent of net revenues for the Public Sector segment for the six months ended June 30, 2009. This customer generated net revenues of $71.2 million and $72.4 million for the six months ended June 30, 2008 and 2009, respectively. This customer contract extends through June 30, 2012 with options for the customer to extend the term of the contract for three one year terms.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the six months ended June 30, 2008 and 2009. This customer has a contract that extends through May 31, 2011 and generated net revenues of $50.2 million and $42.5 million for the six months ended June 30, 2008 and 2009, respectively.

        For the six months ended June 30, 2008, five customers each exceeded ten percent of the net revenues for the Specialty Pharmaceutical Management segment. Four of such customers generated $33.8 million, $25.1 million, $14.3 million, and $13.4 million of net revenues during the six months ended June 30, 2008. The other contract generated net revenues of $15.4 million for the six months ended June 30, 2008, and this contract terminated as of December 31, 2008. For the six months ended June 30, 2009, four customers each exceeded ten percent of the net revenues for this segment. Such customers generated $42.4 million, $26.8 million, $19.3 million, and $15.2 million of net revenues during the six months ended June 30, 2009. The previously mentioned contract that terminated as of December 31, 2008 generated net revenues for run-off activity of $6.9 million for the six months ended June 30, 2009.

Fair Value Measurements

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

June 30, 2009

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$136,435	$—	$136,435
Restricted Cash(2)	—	133,327	—	133,327
Investments:
U.S. Government and agency securities	683	—	—	683
Obligations of government-sponsored enterprises(3)	—	23,470	—	23,470
Corporate debt securities	—	169,746	—	169,746
Certificates of deposit	—	21,269	—	21,269

	$683	$484,247	$—	$484,930

(1)
Excludes $59.8 million of cash held in bank accounts by the Company.

(2)
Excludes $18.1 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value, based on quoted market prices. The Company's policy is to classify all investments with contractual maturities within one year as current. Investment income is recognized when earned and reported net of investment expenses. Net unrealized holding gains or losses are excluded from earnings and are reported, net of tax, as "accumulated other comprehensive income (loss)" in the accompanying condensed consolidated balance sheets and condensed consolidated statements of income until realized, unless the losses are deemed to be other-than-temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the condensed consolidated statements of income.

        The recently adopted SFAS 115-2 and SFAS 124-2 apply to debt securities only and provide new guidance on the recognition and presentation of other-than-temporary impairments. In addition, additional disclosures are required related to other-than-temporary impairments. Under this revised guidance, if a debt security is in an unrealized loss position and the Company has the intent to sell the debt security, or it is more likely than not that the Company will have to sell the debt security before

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in the consolidated statements of income. For impaired debt securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in the consolidated statements of income and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.

        The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the best estimate of projected future cash flows at the effective interest rate implicit in the debt security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. Furthermore, unrealized losses entirely caused by non-credit related factors related to debt securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

        As of December 31, 2008 and June 30, 2009, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for either the six months ended June 30, 2008 or June 30, 2009. The following is a summary of short-term and long-term investments at December 31, 2008 and June 30, 2009 (in thousands):

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$682	$1	$—	$683
Obligations of government-sponsored enterprises(2)	23,288	182	—	23,470
Corporate debt securities	170,007	—	(261)	169,746
Certificates of deposit	21,269	—	—	21,269

Total investments at June 30, 2009	$215,246	$183	$(261)	$215,168

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Home Loan Bank and the Federal Farm Credit Bank.

(2)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of June 30, 2009 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2009	$137,611	$137,842
2010	76,446	76,146
2011	1,189	1,180

Total investments at June 30, 2009	$215,246	$215,168

        The carrying value for the Company's financial instruments classified as current assets (other than short-term investments) and current liabilities approximate their fair value due to their short maturities.

Income Taxes

        The Company's effective income tax rate was 41.2 percent and 41.5 percent for the six months ended June 30, 2008 and 2009, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Stock Compensation

        At December 31, 2008 and June 30, 2009, the Company had equity-based employee incentive plans, which are described more fully in Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The Company recorded stock compensation expense of $6.5 million and $18.5 million for the three and six months ended June 30, 2008, respectively, and $6.2 million and

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

$12.6 million for the three and six months ended June 30, 2009, respectively. Stock compensation expense recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2009 has been reduced for estimated forfeitures, estimated at four percent and five percent, respectively.

        The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2009 was $8.70 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 30.2 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the six months ended June 30, 2008 and 2009, approximately $4.4 million and $3.0 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows, respectively.

        Summarized information related to the Company's stock options for the six months ended June 30, 2009 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,668,490	$39.82
Granted	1,129,392	33.09
Cancelled	(395,052)	40.30
Exercised	(35,435)	31.08

Outstanding, end of period	5,367,395	38.42

Vested and expected to vest at end of period	5,199,527	38.47

Exercisable, end of period	2,872,859	$39.17

        All of the Company's options granted during the six months ended June 30, 2009 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	321,935	$42.92
Awarded	29,779	30.36
Vested	(46,878)	36.27
Forfeited	(3,863)	36.66

Outstanding, ending of period	300,973	$42.79

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	176,112	$38.72
Awarded	121,065	32.91
Vested	(77,101)	32.59
Forfeited	(18,878)	39.42

Outstanding, ending of period	201,198	$37.51

        Restricted stock awards and restricted stock units granted during the six months ended June 30, 2009 generally vest ratably on each anniversary date over the three years subsequent to grant.

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

        Under the 2008 Credit Facility, the annual interest rate on Revolving Loan borrowings bore interest at a rate equal to the sum of (i) a borrowing margin of 1.00 percent plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company had the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bore interest at the rate of 1.125 percent. The commitment commission on the 2008 Credit Facility was 0.375 percent of the unused Revolving Loan Commitment.

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

June 30, 2009

(Unaudited)

NOTE A—General (Continued)

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

        At June 30, 2009, the annual interest rate on the Company's capital lease obligation due through 2011 was 6.87 percent. There were no Revolving Loan borrowings at June 30, 2009.

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Net income	$21,888	$18,399	$39,132	$31,959

Denominator:
Weighted average number of common shares outstanding—basic	39,961	34,955	39,848	35,578
Common stock equivalents—stock options	220	11	307	49
Common stock equivalents—warrants	122	26	144	57
Common stock equivalents—restricted stock	4	—	6	2
Common stock equivalents—restricted stock units	—	—	18	—
Common stock equivalents—employee stock purchase plan	—	—	—	—

Weighted average number of common shares outstanding—diluted	40,307	34,992	40,323	35,686

Net income per common share—basic	$0.55	$0.53	$0.98	$0.90

Net income per common share—diluted	$0.54	$0.53	$0.97	$0.90

        The weighted average number of common shares outstanding for the three and six months ended June 30, 2008 and 2009 was calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2008 and 2009 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE B—Net Income per Common Share (Continued)

stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

        For the six months ended June 30, 2009, the Company had additional potential dilutive securities outstanding representing 5.4 million options, 0.3 million restricted stock awards and 0.2 million restricted stock units that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE C—Business Segment Information (Continued)

Three Months Ended June 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$160,190	$343,181	$70,565	$61,865	$—	$635,801
Cost of care	(88,851)	(309,770)	(44,427)	—	—	(443,048)
Cost of goods sold	—	—	—	(49,286)	—	(49,286)
Direct service costs	(38,008)	(16,910)	(12,469)	(6,870)	—	(74,257)
Other operating expenses	—	—	—	—	(28,677)	(28,677)
Stock compensation expense(1)	188	209	424	2,136	3,211	6,168

Segment profit (loss)	$33,519	$16,710	$14,093	$7,845	$(25,466)	$46,701

Six Months Ended June 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$323,552	$721,010	$151,198	$111,388	$—	$1,307,148
Cost of care	(166,702)	(642,895)	(102,567)	—	—	(912,164)
Cost of goods sold	—	—	—	(90,237)	—	(90,237)
Direct service costs	(75,569)	(33,468)	(27,305)	(12,050)	—	(148,392)
Other operating expenses	—	—	—	—	(67,839)	(67,839)
Stock compensation expense(1)	672	368	645	4,119	12,713	18,517

Segment profit (loss)	$81,953	$45,015	$21,971	$13,220	$(55,126)	$107,033

Six Months Ended June 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$318,943	$665,041	$144,124	$127,208	$—	$1,255,316
Cost of care	(178,637)	(601,916)	(94,213)	—	—	(874,766)
Cost of goods sold	—	—	—	(101,358)	—	(101,358)
Direct service costs	(76,533)	(34,206)	(25,507)	(13,264)	—	(149,510)
Other operating expenses	—	—	—	—	(56,488)	(56,488)
Stock compensation expense(1)	520	444	794	4,218	6,624	12,600

Segment profit (loss)	$64,293	$29,363	$25,198	$16,804	$(49,864)	$85,794

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Segment profit	$55,371	$46,701	$107,033	$85,794
Stock compensation expense	(6,499)	(6,168)	(18,517)	(12,600)
Depreciation and amortization	(14,523)	(10,516)	(28,897)	(21,559)
Interest expense	(1,017)	(657)	(2,232)	(1,084)
Interest income	3,716	1,734	9,209	4,045

Income from continuing operations before income taxes	$37,048	$31,094	$66,596	$54,596

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

Stock Repurchase

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,859,959 shares of the Company's common stock at an

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the six months ended June 30, 2009. The repurchase program was completed as of April 7, 2009, the $200 million authorization having been exhausted.

NOTE E—Subsequent Events

Acquisition of First Health Services Corporation

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry Health Care, Inc. ("Coventry"), on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health") and certain assets of Coventry which are related to the operation of the business conducted by First Health. First Health provides pharmacy benefits management and other services to Medicaid programs. As consideration for the Acquisition, the Company paid $110 million in cash, subject to working capital adjustments as provided in the Purchase Agreement. The Company funded the Acquisition with cash on hand.

        The Company and its wholly-owned subsidiary National Imaging Associates, Inc. ("NIA") also entered into a Master Services Agreement for Radiology Benefit Management Services, dated as of June 4, 2009, with Coventry (the "Master Radiology Services Agreement") pursuant to which they will manage on a risk basis, advanced diagnostic imaging services, including cardiac diagnostic testing, in five markets served by Coventry. Pursuant to the Master Radiology Services Agreement, the parties were obligated to enter into services agreements for radiology services for each of the five markets to be served by NIA (the "Individual Radiology Services Agreements"). On July 31, 2009, the Company and Coventry entered into such Individual Radiology Services Agreements. In addition, the Company and its wholly owned subsidiary ICORE Healthcare, LLC ("ICORE"), entered into a Management Services Agreement for Medical Pharmaceuticals, dated as of June 4, 2009, with Coventry (the "Oncology Services Agreement") pursuant to which they will provide oncology management programs and clinical care management services in five markets served by Coventry. The Master Radiology Services Agreement, the Individual Radiology Services Agreements and the Oncology Services Agreement (collectively the "Services Agreements") became effective as of the closing of the Acquisition and each has a minimum term of three years from the implementation of services in each market, subject to earlier termination in certain circumstances. In connection with the Purchase Agreement, the Company and Coventry also entered into a Transition Services Agreement, dated as of June 4, 2009 (the "Transition Services Agreement"), pursuant to which Coventry (or its affiliates) will continue for up to one year after the closing of the Acquisition to provide, or cause certain third party service providers to provide, certain information technology and other support services to First Health on a transitional basis. The Company also has the use of the names FHC, Inc. and First Health Services Corporation for one year, after which the Company is obligated to change such names.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

NOTE E—Subsequent Events (Continued)

Stock Repurchase

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March 2009, the Company began the operation of two additional behavioral health direct care facilities. At various dates in 2008 and 2009, the Company entered into agreements to transition all behavioral health direct care facilities over various dates. Twenty-three of the 26 direct care facilities have been transitioned through July 2009 and the Company expects to divest itself of the remaining facilities before August 31, 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of June 30, 2009, Commercial's covered lives were 4.1 million, 13.6 million and 20.6 million for risk-based, EAP and ASO products, respectively. For the six months ended June 30, 2009, Commercial's revenue was $203.1 million, $52.3 million and $63.5 million for risk-based, EAP and ASO products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of June 30, 2009, Public Sector's covered lives were 1.5 million and 0.3 million for risk-based and ASO products, respectively. For the six months ended June 30, 2009, Public Sector's revenue was $661.9 million and $3.1 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. The Company has bid on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company has won one state Medicaid contract, which was implemented in July 2008. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. As of June 30, 2009, covered lives for Radiology Benefits Management were 2.3 million and 14.7 million for risk-based and ASO products, respectively. For the six months ended June 30, 2009, revenue for Radiology Benefits Management was $118.0 million and $26.1 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies often do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) distributing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology benefits management services to health plans. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans as of June 30, 2009.

Corporate and Other

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2008 and 2009. In addition to the Maricopa Contract, the Company's contract with the State of Tennessee's TennCare program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2008. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        The Maricopa Contract, which began September 1, 2007 and which extends through June 30, 2010, generated net revenues of $303.1 million and $351.9 million for the six months ended June 30, 2008 and 2009, respectively.

        The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions was similarly re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continues to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extend through August 31, 2009, at which time the contracts will terminate. The Company recorded net revenues of $142.1 million and $24.7 million for the six months ended June 30, 2008 and 2009, respectively, from its TennCare contracts.

        Total net revenues from the Company's contracts with WellPoint were $100.6 million and $88.5 million during the six months ended June 30, 2008 and 2009, respectively, including radiology benefits management revenue of $84.1 million and $81.6 million, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company had several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a term through December 31, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company's other radiology benefits management ASO contracts with WellPoint generated $7.9 million of net revenues for the six months ended June 30, 2008, and these ASO contracts terminated at various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $145.4 million and $153.7 million for the six months ended June 30, 2008 and 2009, respectively.

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the six months ended June 30, 2008 and 2009. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $104.5 million and $116.8 million for the six months ended June 30, 2008 and 2009, respectively. The second customer has a contract that extends through June 30, 2014 and generated net revenues of $44.4 million and $42.2 million for the six months ended June 30, 2008 and 2009, respectively.

        Net revenues from the Maricopa Contract and TennCare were each greater than ten percent of the net revenues for the Public Sector segment for the six months ended June 30, 2008. In addition to the Maricopa Contract, one customer generated net revenues greater than ten percent of net revenues for the Public Sector segment for the six months ended June 30, 2009. This customer generated net revenues of $71.2 million and $72.4 million for the six months ended June 30, 2008 and 2009, respectively. This customer contract extends through June 30, 2012 with options for the customer to extend the term of the contract for three one year terms.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the six months ended June 30, 2008 and 2009. This customer has a contract that extends through May 31, 2011 and generated net revenues of $50.2 million and $42.5 million for the six months ended June 30, 2008 and 2009, respectively.

        For the six months ended June 30, 2008, five customers each exceeded ten percent of the net revenues for the Specialty Pharmaceutical Management segment. Four of such customers generated $33.8 million, $25.1 million, $14.3 million, and $13.4 million of net revenues during the six months ended June 30, 2008. The other contract generated net revenues of $15.4 million for the six months ended June 30, 2008, and this contract terminated as of December 31, 2008. For the six months ended June 30, 2009, four customers each exceeded ten percent of the net revenues for this segment. Such customers generated $42.4 million, $26.8 million, $19.3 million, and $15.2 million of net revenues during the six months ended June 30, 2009. The previously mentioned contract that terminated as of December 31, 2008 generated net revenues for run-off activity of $6.9 million for the six months ended June 30, 2009.

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

        Income Taxes.    The Company's effective income tax rate was 41.2 percent and 41.5 percent for the six months ended June 30, 2008 and 2009, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended June 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$163,949	$362,772	$75,699	$54,438	$—	$656,858
Cost of care	(85,129)	(319,721)	(53,240)	—	—	(458,090)
Cost of goods sold	—	—	—	(43,413)	—	(43,413)
Direct service costs	(38,144)	(16,845)	(14,205)	(6,130)	—	(75,324)
Other operating expenses	—	—	—	—	(31,159)	(31,159)
Stock compensation expense(1)	249	194	140	2,015	3,901	6,499

Segment profit (loss)	$40,925	$26,400	$8,394	$6,910	$(27,258)	$55,371

Three Months Ended June 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$160,190	$343,181	$70,565	$61,865	$—	$635,801
Cost of care	(88,851)	(309,770)	(44,427)	—	—	(443,048)
Cost of goods sold	—	—	—	(49,286)	—	(49,286)
Direct service costs	(38,008)	(16,910)	(12,469)	(6,870)	—	(74,257)
Other operating expenses	—	—	—	—	(28,677)	(28,677)
Stock compensation expense(1)	188	209	424	2,136	3,211	6,168

Segment profit (loss)	$33,519	$16,710	$14,093	$7,845	$(25,466)	$46,701

Six Months Ended June 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$323,552	$721,010	$151,198	$111,388	$—	$1,307,148
Cost of care	(166,702)	(642,895)	(102,567)	—	—	(912,164)
Cost of goods sold	—	—	—	(90,237)	—	(90,237)
Direct service costs	(75,569)	(33,468)	(27,305)	(12,050)	—	(148,392)
Other operating expenses	—	—	—	—	(67,839)	(67,839)
Stock compensation expense(1)	672	368	645	4,119	12,713	18,517

Segment profit (loss)	$81,953	$45,015	$21,971	$13,220	$(55,126)	$107,033

Six Months Ended June 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$318,943	$665,041	$144,124	$127,208	$—	$1,255,316
Cost of care	(178,637)	(601,916)	(94,213)	—	—	(874,766)
Cost of goods sold	—	—	—	(101,358)	—	(101,358)
Direct service costs	(76,533)	(34,206)	(25,507)	(13,264)	—	(149,510)
Other operating expenses	—	—	—	—	(56,488)	(56,488)
Stock compensation expense(1)	520	444	794	4,218	6,624	12,600

Segment profit (loss)	$64,293	$29,363	$25,198	$16,804	$(49,864)	$85,794

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Segment profit	$55,371	$46,701	$107,033	$85,794
Stock compensation expense	(6,499)	(6,168)	(18,517)	(12,600)
Depreciation and amortization	(14,523)	(10,516)	(28,897)	(21,559)
Interest expense	(1,017)	(657)	(2,232)	(1,084)
Interest income	3,716	1,734	9,209	4,045

Income from continuing operations before income taxes	$37,048	$31,094	$66,596	$54,596

Quarter ended June 30, 2009 ("Current Year Quarter"), compared to the quarter ended June 30, 2008 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 2.3 percent or $3.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $7.9 million and other net unfavorable variances of $0.9 million, which decreases were partially offset by favorable rate changes of $2.2 million, net favorable retroactive membership and rate adjustments of $1.0 million recorded in the Current Year Quarter, revenue from new contracts implemented after (or during) the Prior Year Quarter of $1.0 million, and increased membership from existing customers of $0.8 million.

Cost of Care

        Cost of care increased by 4.4 percent or $3.7 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to unfavorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $5.2 million, increased membership from existing customers of $0.3 million, and care trends and other net variances of $6.7 million, which increases were partially offset by terminated contracts of $4.8 million, the favorable impact of contractual settlements in the Current Year Quarter of $2.7 million, favorable prior period medical claims development recorded in the Current Year Quarter of $0.5 million, and unfavorable prior period medical claims development recorded in the Prior Year Quarter of $0.5 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 73.9 percent in the Prior Year Quarter to 79.4 percent in the Current Year Quarter, mainly due to unfavorable care trends and changes in business mix.

Direct Service Costs

        Direct service costs are relatively unchanged from the Prior Year Quarter. Direct service costs increased as a percentage of revenue from 23.3 percent in the Prior Year Quarter to 23.7 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 5.4 percent or $19.6 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to the net impact of terminated contracts offset by increased membership from existing customers of $29.7 million and other net decreases of $0.6 million, which decreases were partially offset by net favorable rate and contract funding changes of $4.7 million, and the recognition in the Current Year Quarter of $6.0 million of previously deferred revenue on the Maricopa Contract.

Cost of Care

        Cost of care decreased by 3.1 percent or $10.0 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to care associated with terminated contracts offset by increased membership from existing customers of $21.3 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.4 million, and favorable care trends and other net variances of $0.4 million, which decreases were partially offset by favorable prior period medical claims development recorded in the Prior Year Quarter of $6.7 million, unfavorable prior period medical claims development recorded in the Current Year Quarter of $3.5 million, and care associated with rate changes for contracts with minimum cost of care requirements of $2.9 million. Cost of care increased as a percentage of risk revenue from 88.4 percent in the Prior Year Quarter to 90.7 percent in the Current Year Quarter mainly due to care development and changes in business mix.

Direct Service Costs

        Direct service costs are relatively unchanged from the Prior Year Quarter. Direct service costs increased as a percentage of revenue from 4.6 percent for the Prior Year Quarter to 4.9 percent in the Current Year Quarter mainly due to changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 6.8 percent or $5.1 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to decreased membership from existing customers of $10.3 million, and terminated contracts of $3.1 million, which decreases were partially offset by favorable retroactive membership, rate and contractual adjustments recorded in the Current Year Quarter of $1.8 million, favorable rate changes of $4.3 million, revenue from new contracts implemented after (or during) the Prior Year Quarter of $0.7 million, and other net favorable variances of $1.5 million.

Cost of Care

        Cost of care decreased by 16.6 percent or $8.8 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to decreased membership from existing customers of $8.8 million, favorable contractual settlements in the Current Year Quarter of $5.2 million, and favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.0 million, which decreases were partially offset by favorable prior period medical claims development of $1.5 million recorded in the Prior Year Quarter and care trends and other net variances of $5.7 million. Cost of care decreased as a percentage of risk revenue from 86.5 percent in the Prior Year Quarter to 76.6 percent in the Current Year Quarter mainly due to favorable care development and favorable contractual settlements.

Direct Service Costs

        Direct service costs decreased by 12.2 percent or $1.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of revenue, direct service costs decreased from 18.8 percent in the Prior

Year Quarter to 17.7 percent in the Current Year Quarter, mainly due to favorable rate changes and contractual settlements.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 13.6 percent or $7.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased distribution activity from new and existing customers of $12.1 million and increased consulting and rebate revenue of $0.2 million, which increases were partially offset by terminated distribution contracts of $4.9 million.

Cost of Goods Sold

        Cost of goods sold increased by 13.5 percent or $5.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased distribution activity from new and existing customers of $10.8 million, which increase was partially offset by terminated contracts of $4.5 million and other net favorable variances of $0.4 million. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold decreased from 92.5 percent in the Prior Year Quarter to 92.0 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs increased by 12.1 percent or $0.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs were 11.1 percent for the Current Year Quarter, which is consistent with the Prior Year Quarter.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 8.0 percent or $2.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease results primarily from net one-time expenses incurred in the Prior Year Quarter of $1.2 million and other net favorable changes of $1.3 million. As a percentage of total net revenue, other operating expenses decreased from 4.7 percent for the Prior Year Quarter to 4.5 percent for the Current Year Quarter, primarily due to changes in business mix.

Depreciation and Amortization

        Depreciation and amortization expense decreased by 27.6 percent or $4.0 million from the Prior Year Quarter to the Current Year Quarter, primarily due to assets that became fully depreciated as of December 31, 2008.

Interest Expense

        Interest expense decreased by $0.4 million from the Prior Year Quarter to the Current Year Quarter, mainly due to reductions in outstanding debt balances as a result of scheduled debt payments.

Interest Income

        Interest income decreased by $2.0 million from the Prior Year Quarter to the Current Year Quarter mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 40.9 percent in the Prior Year Quarter and 40.8 percent in the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Six months ended June 30, 2009 ("Current Year Period"), compared to the six months ended June 30, 2008 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 1.4 percent or $4.6 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $17.4 million and net favorable retroactive membership adjustments of $4.1 million recorded in the Prior Year Period, which decreases were partially offset by increased membership from existing customers of $8.1 million, favorable rate changes of $2.8 million, revenue from new contracts implemented after (or during) the Prior Year Period of $1.8 million, and other net favorable variances of $4.2 million.

Cost of Care

        Cost of care increased by 7.2 percent or $11.9 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to increased membership from existing customers of $5.2 million, unfavorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $5.9 million, and care trends and other net variances of $20.2 million, which increases were partially offset by terminated contracts of $11.0 million, unfavorable prior period medical claims development recorded in the Prior Year Period of $5.2 million, the favorable impact of contractual settlements in the Current Year Period of $2.7 million, and favorable prior period medical claims development recorded in the Current Year Period of $0.5 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 73.9 percent in the Prior Year Period to 80.4 percent in the Current Year Period, mainly due to unfavorable care trends and changes in business mix.

Direct Service Costs

        Direct service costs increased by 1.3 percent or $1.0 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is mainly attributable to increased staffing to improve support for the Commercial book of business. Direct service costs increased as a percentage of revenue from 23.4 percent in the Prior Year Period to 24.0 percent in the Current Year Period, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 7.8 percent or $56.0 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to the net impact of terminated contracts offset by increased membership from existing customers of $68.9 million, favorable retroactive rate changes recorded in the Prior Year Period of $3.6 million, and other net decreases of $5.7 million, which decreases were partially offset by net favorable rate and contract funding changes of

$16.2 million, and the recognition in the Current Year Period of $6.0 million of previously deferred revenue on the Maricopa Contract.

Cost of Care

        Cost of care decreased by 6.4 percent or $41.0 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to care associated with terminated contracts offset by increased membership from existing customers of $53.7 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $3.7 million, and care associated with retroactive rate changes for contracts with minimum care requirements recorded in the Prior Year Period of $3.1 million, which decreases were partially offset by care associated with rate changes for contracts with minimum cost of care requirements of $6.8 million, favorable prior period medical claims development recorded in the Prior Year Period of $5.0 million, unfavorable prior period medical claims development recorded in the Current Year Period of $1.3 million, and care trends and other net variances of $6.4 million. Cost of care increased as a percentage of risk revenue from 89.4 percent in the Prior Year Period to 90.9 percent in the Current Year Period mainly due to changes in business mix.

Direct Service Costs

        Direct service costs increased by 2.2 percent or $0.7 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is primarily due to higher staffing required to support certain contracts. Direct service costs decreased as a percentage of revenue from 4.6 percent for the Prior Year Period to 5.1 percent in the Current Year Period mainly due to changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 4.7 percent or $7.1 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to decreased membership from existing customers of $16.1 million, and terminated contracts of $6.3 million, which decreases were partially offset by favorable rate changes of $10.5 million, favorable retroactive membership, rate and contractual adjustments recorded in the Current Year Period of $3.2 million, revenue from new contracts implemented after (or during) the Prior Year Period of $1.2 million, and other net favorable variances of $0.4 million.

Cost of Care

        Cost of care decreased by 8.1 percent or $8.4 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to decreased membership from existing customers of $13.7 million, favorable contractual settlements in the Current Year Period of $4.7 million, and favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $2.5 million, which decreases were partially offset by favorable prior period medical claims development of $1.4 million recorded in the Prior Year Period and care trends and other net variances of $11.1 million. Cost of care decreased as a percentage of risk revenue from 84.6 percent in the Prior Year Period to 79.9 percent in the Current Year Period mainly due to favorable care development and favorable contractual settlements.

Direct Service Costs

        Direct service costs decreased by 6.6 percent or $1.8 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly attributable to terminated contracts.

As a percentage of revenue, direct service costs decreased from 18.1 percent in the Prior Year Period to 17.7 percent in the Current Year Period, mainly due to favorable rate changes and contractual settlements.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 14.2 percent or $15.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased distribution activity from new and existing customers of $21.5 million, and net increased consulting and rebate revenue of $1.9 million, which increases were partially offset by terminated contracts of $7.5 million and other net unfavorable variances of $0.1 million.

Cost of Goods Sold

        Cost of goods sold increased by 12.3 percent or $11.1 million from the Prior Year Period to the Current Year Period. The increase is primarily due to increased distribution activity from new and existing customers of $19.4 million, which increase was partially offset by terminated contracts of $6.9 million and other net favorable variances of $1.4 million. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold decreased from 93.1 percent in the Prior Year Period to 92.0 percent in the Current Year Period, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs increased by 10.1 percent or $1.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 10.8 percent in the Prior Year Period to 10.4 percent in the Current Year Period, mainly due to increased distribution revenue.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 16.7 percent or $11.4 million from the Prior Year Period to the Current Year Period. The decrease results primarily from prior year expenses incurred pursuant to the former Chief Executive Officer's employment agreement in relation to his service to the Company ending of $10.1 million (including $5.4 million of stock compensation expense related to the acceleration of vesting for certain equity awards) and net one-time expenses incurred in the Prior Year Period of $1.5 million, which decreases were partially offset by other net unfavorable variances of $0.2 million. As a percentage of total net revenue, other operating expenses decreased from 5.2 percent for the Prior Year Period to 4.5 percent for the Current Year Period, primarily due to prior year expenses incurred pursuant to the former Chief Executive Officer's employment agreement.

Depreciation and Amortization

        Depreciation and amortization expense decreased by 25.4 percent or $7.3 million from the Prior Year Period to the Current Year Period, primarily due to assets that became fully depreciated as of December 31, 2008.

Interest Expense

        Interest expense decreased by $1.1 million from the Prior Year Period to the Current Year Period, mainly due to reductions in outstanding debt balances as a result of scheduled debt payments.

Interest Income

        Interest income decreased by $5.2 million from the Prior Year Period to the Current Year Period mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 41.2 percent in the Prior Year Period and 41.5 percent in the Current Year Period. The Prior Year Period and Current Year Period effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's credit facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. dated April 29, 2009 (the "2009 Credit Facility"). Based on the amount of cash equivalents and investments and the borrowing levels under the 2009 Credit Facility as of June 30, 2009, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $124.8 million and $40.1 million for the Prior Year Period and Current Year Period, respectively. The $84.7 million decrease in operating cash flows is primarily attributable to the shift of restricted cash to restricted investments, which results in an operating cash flow source that is directly offset by an investing cash flow use. During the Prior Year Period, $77.4 million of restricted cash was shifted to restricted investments as compared to the Current Year Period in which $0.7 million of restricted cash was shifted to restricted investments, resulting in a net decrease in operating cash flows between periods of $76.7 million. Also contributing to the decrease in operating cash flows is the decrease in segment profit and interest income of $21.2 million and $5.2 million, respectively, from the Prior Year Period, and other net unfavorable items of $3.7 million. Partially offsetting these items is the release of restricted cash in the Current Year Period of $7.1 million associated with a contract that terminated in fiscal year 2007 and the funding of restricted cash in the Prior Year Period of $15.0 million for a risk radiology contract.

        During the Current Year Period, the Company's restricted cash decreased $41.0 million. The change in restricted cash is attributable to a reduction in restricted cash of $32.9 million associated with the Company's regulated entities, the release of restricted cash of $7.1 million associated with a contract that terminated in fiscal year 2007, and other net decreases of $1.0 million. In regards to the decrease in restricted cash associated with the Company's regulated entities, $43.0 million is offset by changes in other assets and liabilities, primarily accounts receivable, medical claims payable and other medical liabilities, thus having no impact on operating cash flows. Partially offsetting these reductions is the net funding of $10.1 million in additional restricted cash associated with the Company's regulated entities.

        Investing Activities.    The Company utilized $16.7 million and $12.5 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of the decrease in capital expenditures of $4.2 million is attributable to capital expenditures incurred during the Prior Year Period of $3.2 million associated with the Maricopa Contract. Most of the remainder of the capital expenditures for the Prior Year Period and the majority of capital expenditures for the Current Year Period related to management information systems and related equipment.

        During the Prior Year Period, the Company used net cash of $149.6 million for the net purchase of "available for sale" investments. During the Current Year Period, the Company received net cash of $17.1 million from the net maturity of "available-for-sale" investments.

        During the Prior Year Period, the Company made the final working capital payment of $0.4 million related to the acquisition of ICORE Healthcare LLC.

        Financing Activities.    During the Prior Year Period, the Company repaid $12.5 million of indebtedness outstanding under the Company's 2008 Credit Facility (as defined below), made payments on capital lease obligations of $0.2 million and had a financing cash flow use of $1.8 million related to restricted stock units that were surrendered by certain employees in exchange for the payment of taxes associated with restricted stock unit awards that vested. In addition, the Company received $5.6 million from the exercise of stock options and warrants, obtained tax benefits of $4.4 million from the exercise of stock options and had other net favorable items of $0.2 million.

        During the Current Year Period, the Company paid $64.0 million for repurchase of treasury stock under the Company's share repurchase program and had a financing cash flow use of $0.7 million related to restricted stock units that were surrendered by certain employees in exchange for the payment of taxes associated with restricted stock unit awards that vested. In addition, the Company received $1.1 million from the exercise of stock options and warrants, obtained tax benefits of $3.0 million from the exercise of stock options and had other net favorable items of $0.2 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2009, the Company expects to fund its additional estimated capital expenditures of $12 to $22 million, inclusive of capital needs for First Health Services Corporation (as discussed below), with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2009 Credit Facility for its operations, capital needs or debt service in 2009. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company maintains its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial and credit markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future. As discussed in Item 1, Note E—"Subsequent Events", the Company acquired First Health Services Corporation on July 31, 2009. As consideration for the acquisition, the Company paid $110 million in cash, subject to working capital adjustments as provided in the Purchase Agreement. The Company funded the acquisition with cash on hand.

        Stock Repurchase.    On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. The Company expects to fund stock repurchase activity using cash on hand.

        Off-Balance Sheet Arrangements.    As of June 30, 2009, the Company has no material off-balance sheet arrangements.

        2009 Credit Facility.    On April 30, 2008, the Company's Credit Agreement was terminated, and the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provided for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2008 Credit Facility").

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 ("SFAS 157"), which provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption did not have a material impact on the consolidated financial statements.

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

        In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which modify the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1" and "APB 28-1"). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures, in its interim reporting periods and in its financial statements for annual reporting periods, regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet. FSP FAS 107-1 and APB 28-1 also amend FASB Accounting Principles Board "APB" Opinion No. 28, "Interim Financial Reporting," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). While the adoption of FSP FAS 107-1 and APB 28-1 impacts the Company's disclosures, it does not have an impact on the Company's results of operations or financial condition.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). The adoption of SFAS 165 did not have an impact on the Company's results of operations or financial condition.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46R" ("SFAS 167"). SFAS 167 amends FASB Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 on January 1, 2010. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ending September 30, 2009 for the Company) and will not have an impact on the Company's results of operations or financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2009 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2009 Credit Facility as of June 30, 2009, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of June 30, 2009. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors

        None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 60,026 shares of the Company's common stock for an aggregate cost of $2.2 million (excluding broker commissions) during the three months ended June 30, 2009. The repurchase program was completed as of April 7, 2009, the $200 million authorization having been exhausted.

        Following is a summary of stock repurchases made during the three months ended June 30, 2009 (dollars in thousands):

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
April 1 - 30, 2009	60,026	$36.42	60,026	—
May 1 - 31, 2009	—	—	—	—
June 1 - 30, 2009	—	—	—	—

	60,026		60,026	—

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions and transaction fees.

        See Item 5. "Other Information" below regarding the July 28, 2009 stock repurchase authorization.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The annual meeting of shareholders of the Company (the "Meeting") was held on May 19, 2009 in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the close of business March 31, 2009, the record date for the meeting, 35,296,577 shares of the Company's common stock were issued and outstanding. At the Meeting holders of 33,578,069 shares of the Company's common stock were represented in person or by proxy. Two proposals were scheduled and noticed to be acted upon at the Meeting: (a) the election of three directors ("Proposal Number 1"); and (b) ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year 2009 ("Proposal Number 2").

        (1)   At the meeting, the three nominees of the Board of Directors (René Lerer, M.D., Nancy L. Johnson and Eran Broshy) were re-elected as directors, to serve for three year terms or until the election and qualification of their successors. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
René Lerer, M.D.	30,265,632	3,312,437
Nancy L. Johnson	30,452,110	3,125,959
Eran Broshy	32,001,235	1,576,834

        Other directors whose terms of office continued after the annual meeting are: William J. McBride, Robert M. Le Blanc, Michael P. Ressner, Michael Diament and William D. Forrest.

        Proposal Number 2 was adopted with 33,559,196 votes cast for, and 16,467 votes cast against; in addition there were 2,406 abstentions on Proposal Number 2.

Item 5.    Other Information.

Appointment of President

        The Company announced on July 31, 2009 that Karen S. Rohan will become the President of the Company on August 1, 2009.

        Ms. Rohan has 18 years of corporate and business experience in managed health care. Most recently, since November 2005 she served as President, Group Insurance (disability, life and accident insurance), Dental and Vision for CIGNA Healthcare. From November 2004 through November 2005 she served as President CIGNA Specialty Businesses (dental/visions care, behavioral & pharmacy). Prior to 2004, she also served in various capacities with CIGNA beginning in 1991. Ms. Rohan is 46 years old.

        On July 28, 2009, the Company and Ms. Rohan entered into an employment agreement and related Amendment No. 1 (collectively, the "Agreement"), pursuant to which Ms. Rohan will be employed as President of the Company. The Agreement provides for an initial one year term beginning on August 1, 2009 which is automatically renewed for successive one year terms unless either party provides notice of non-renewal 90 days prior to the end of any then existing term. Pursuant to the Agreement, Ms. Rohan will receive a base salary of $530,000 per year, and be eligible for an annual target bonus opportunity of 75% of her base salary under the Company's Short Term Incentive Plan

("STIP"). For the year 2009, Ms. Rohan's target bonus opportunity will be 37.5% of base salary. Ms. Rohan will also receive a sign on grant of options pursuant to the Company's 2008 Management Incentive Plan to purchase that number of shares of the Company's Common Stock equal to $1,375,000 divided by the Black Scholes value of an option to purchase a share of Common Stock of the Company at an exercise price equal to the closing price of the Common Stock of the Company on the grant date, which will be September 1, 2009 pursuant to the Company's Equity Award Policy. Such options shall vest ratably over three years on an annual basis on each anniversary date of such option grant. Ms. Rohan will also be entitled to benefits and participation in other compensation plans on a basis at least as favorable as other similarly situated senior level executives of the Company.

        Ms. Rohan may resign her employment at any time upon 90 days' prior written notice, and the Company may terminate the Agreement at any time for cause as defined in the Agreement, provided that Ms. Rohan is provided with notice and an opportunity to cure any matter giving rise to the Company's right to terminate her for cause. In the event Ms. Rohan's resigns without good reason as defined below, or she is terminated by the Company with cause, she would receive all base salary accrued through the date of termination, accrued paid time off and the vested portion of any retirement, deferred compensation or other benefit plan, including vested stock options or restricted stock awards.

        The Company may terminate Ms. Rohan's employment at any time without cause. Upon termination of her employment by Company without cause, Ms. Rohan would receive all base salary and paid time off accrued through the date of termination, and any other payments payable under applicable benefit plans, the vested portion of any retirement, deferred compensation or other benefit plan, including vested stock options or restricted stock awards and the continued payment of her base pay for a period of twelve months after the date of termination. Also, the Company may in its discretion pay her a pro-rata portion of any bonus that she would have earned had she been employed for the full calendar year, conditioned on the satisfaction of financial targets established by the board in the STIP. The agreement is considered terminated without cause by the Company if, among other things, Ms. Rohan's position is relocated to a location more than 50 miles from Avon, CT or a material reduction in her base salary, or if the Company provides notice of non-renewal of a then existing term of the Agreement.

        If Ms. Rohan's employment terminates as a result of her death, or if the Company terminates Ms. Rohan's employment upon her disability, she (or her estate) would receive all base salary and accrued paid time off through the date of termination and the vested portion of any retirement, deferred compensation or other benefit plan, including vested stock options or restricted stock awards. In addition, the Company may in its discretion pay Ms. Rohan (or her estate) a pro rata portion of any bonus for any bonus plan in which she participates in the year of termination, subject to achievement of applicable performance objectives.

        If Ms. Rohan's employment is terminated without cause by the Company or with good reason by Ms. Rohan in connection with or within two years after a change in control, upon any such termination, Ms. Rohan would receive all base salary accrued through the date of termination, pro rata target bonus for the year in which termination occurs, severance equal to two times the sum of base salary and target bonus payable in a single cash installment immediately after termination, accelerated vesting of all stock options with restricted stock grants, COBRA benefits for eighteen months after termination, the vested portion of any retirement, deferred compensation or other benefit plan, and any other amounts accrued and unpaid as of the date of termination. Under the employment agreement, good reason for termination by Ms. Rohan for these purposes includes a material reduction in her base salary or her bonus opportunity, a material diminution in her duties or responsibilities, or a relocation of her place of work to a new location more than 50 miles from Avon, CT.

        In addition, if during a three year period beginning on August 1, 2009, any of the payments or benefits received by Ms. Rohan in connection with a change of control or termination of employment is subject to excise tax under Section 4999 of the Internal Revenue Code, then the Company is required to pay Ms. Rohan an additional gross-up amount such that the net amount retained by her after the payment of the excise tax and any income and excise tax due on such additional amount, will equal the amount to which she was entitled before the imposition of such income and excise tax on her.

        Following her termination under any circumstances, Ms. Rohan will be subject to a non-competition covenant and covenants prohibiting her from soliciting any Company customers or soliciting or hiring employees for a period of one year following her termination or any longer period for which she continues to receive base salary, or in respect of which base salary is paid in a lump sum.

Acquisition of First Health Services Corporation

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry Health Care, Inc. ("Coventry"), on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health") and certain assets of Coventry which are related to the operation of the business conducted by First Health. First Health provides pharmacy benefits management and other services to Medicaid programs. As consideration for the Acquisition, the Company paid $110 million in cash, subject to working capital adjustments as provided in the Purchase Agreement. The Company funded the Acquisition with cash on hand.

        The Company and its wholly-owned subsidiary National Imaging Associates, Inc. ("NIA") also entered into a Master Services Agreement for Radiology Benefit Management Services, dated as of June 4, 2009, with Coventry (the "Master Radiology Services Agreement") pursuant to which they will manage on a risk basis, advanced diagnostic imaging services, including cardiac diagnostic testing, in five markets served by Coventry. Pursuant to the Master Radiology Services Agreement, the parties were obligated to enter into services agreements for radiology services for each of the five markets to be served by NIA (the "Individual Radiology Services Agreements"). On July 31, 2009, the Company and Coventry entered into such Individual Radiology Services Agreements. In addition, the Company and its wholly owned subsidiary ICORE Healthcare, LLC ("ICORE"), entered into a Management Services Agreement for Medical Pharmaceuticals, dated as of June 4, 2009, with Coventry (the "Oncology Services Agreement") pursuant to which they will provide oncology management programs and clinical care management services in five markets served by Coventry. The Master Radiology Services Agreement, the Individual Radiology Services Agreements and the Oncology Services Agreement (collectively the "Services Agreements") became effective as of the closing of the Acquisition and each has a minimum term of three years from the implementation of services in each market, subject to earlier termination in certain circumstances. In connection with the Purchase Agreement, the Company and Coventry also entered into a Transition Services Agreement, dated as of June 4, 2009 (the "Transition Services Agreement"), pursuant to which Coventry (or its affiliates) will continue for up to one year after the closing of the Acquisition to provide, or cause certain third party service providers to provide, certain information technology and other support services to First Health on a transitional basis. The Company also has the use of the names FHC, Inc. and First Health Services Corporation for one year, after which the Company is obligated to change such names.

Stock Repurchase

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice.

Item 6.    Exhibits

Exhibit No.	Description
2.1	Purchase Agreement, dated June 4, 2009 by and among Coventry Health Care, Inc., Coventry Management Services, Inc., First Health Group Corp. and Magellan Health Services, Inc.
10.1	Employment Agreement, dated July 28, 2009 between Karen S. Rohan and Magellan Health Services, Inc.
10.2	Amendment to Employment Agreement, dated July 28, 2009 between Magellan Health Services, Inc. and Karen S. Rohan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2009	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)