Form 10-Q
period 2009-09-30
MAGELLAN HEALTH SERVICES INC
filed 2009-10-30
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of September 30, 2009 was 35,160,346.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2008	September 30, 2009
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$211,825	$142,205
Restricted cash	192,395	181,693
Accounts receivable, less allowance for doubtful accounts of $1,915 and $2,261 at December 31, 2008 and September 30, 2009, respectively	82,076	117,776
Short-term investments (restricted investments of $116,112 and $80,279 at December 31, 2008 and September 30, 2009, respectively)	225,372	152,986
Deferred income taxes	58,092	58,092
Other current assets (restricted deposits of $17,769 and $20,005 at December 31, 2008 and September 30, 2009, respectively)	52,660	73,385

Total Current Assets	822,420	726,137
Property and equipment, net	88,436	110,473
Long-term investments (restricted investments of $8,527 and $38,771 at December 31, 2008 and September 30, 2009, respectively)	8,527	43,939
Deferred income taxes	76,769	28,578
Other long-term assets	3,472	6,289
Goodwill	367,325	427,920
Other intangible assets, net	50,615	67,516

Total Assets	$1,417,564	$1,410,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,527	$29,593
Accrued liabilities	96,533	78,921
Medical claims payable	155,860	148,257
Other medical liabilities	99,953	100,887
Current maturities of capital lease obligations	8	—

Total Current Liabilities	373,881	357,658
Capital lease obligations	20	—
Deferred credits and other long-term liabilities	135,590	129,522

Total Liabilities	509,491	487,180

Preferred stock, par value $.01 per share Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share Authorized—100,000 shares at December 31, 2008 and September 30, 2009—Issued and outstanding—40,873 shares and 37,006 shares at December 31, 2008, respectively, and 41,002 shares and 35,160 shares at September 30, 2009, respectively	409	410
Multi-Vote common stock, par value $.01 per share Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	589,011	609,557
Retained earnings	449,252	512,198
Warrants outstanding	5,382	5,382
Accumulated other comprehensive income	172	4
Ordinary common stock in treasury, at cost, 3,867 shares and 5,842 shares at December 31, 2008 and September 30, 2009, respectively	(136,153)	(203,879)

Total Stockholders' Equity	908,073	923,672

Total Liabilities and Stockholders' Equity	$1,417,564	$1,410,852

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net revenue	$656,462	$667,589	$1,963,610	$1,922,905

Cost and expenses:
Cost of care	456,584	435,007	1,368,748	1,309,773
Cost of goods sold	44,281	50,139	134,518	151,497
Direct service costs and other operating expenses(1)	105,879	122,034	322,110	328,032
Depreciation and amortization	16,086	12,154	44,983	33,713
Interest expense	592	650	2,824	1,734
Interest income	(4,127)	(1,215)	(13,336)	(5,260)

	619,295	618,769	1,859,847	1,819,489

Income from continuing operations before income taxes	37,167	48,820	103,763	103,416
Provision for income taxes	13,678	17,833	41,142	40,470

Net income	23,489	30,987	62,621	62,946
Other comprehensive (loss) income	(1,590)	52	(1,866)	(168)

Comprehensive income	$21,899	$31,039	$60,755	$62,778

Weighted average number of common shares outstanding—basic (See Note B)	40,272	35,128	39,991	35,426

Weighted average number of common shares outstanding—diluted (See Note B)	40,722	35,331	40,457	35,566

Net income per common share—basic:	$0.58	$0.88	$1.57	$1.78

Net income per common share—diluted:	$0.58	$0.88	$1.55	$1.77

(1)
Includes stock compensation expense of $7,832 and $4,124 for the three months ended September 30, 2008 and 2009, respectively, and $26,349 and $16,724 for the nine months ended September 30, 2008 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2008	2009
Cash flows from operating activities:
Net income	$62,621	$62,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,983	33,713
Non-cash interest expense	1,730	675
Non-cash stock compensation expense	26,349	16,724
Non-cash income tax expense	32,339	28,696
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	103,604	10,702
Accounts receivable, net	(24,960)	(7,139)
Other assets	(6,012)	(22,945)
Accounts payable and accrued liabilities	3,752	(18,466)
Medical claims payable and other medical liabilities	(7,571)	(6,669)
Other	(68)	2,386

Net cash provided by operating activities	236,767	100,623

Cash flows from investing activities:
Capital expenditures	(23,955)	(25,808)
Acquisitions and investments in businesses, net of cash acquired	(425)	(115,438)
Purchase of investments	(345,702)	(213,377)
Maturity of investments	92,992	247,631

Net cash used in investing activities	(277,090)	(106,992)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(12,686)	(3)
Payments to acquire treasury stock	(13,523)	(67,070)
Proceeds from exercise of stock options and warrants	12,587	1,101
Tax benefit from exercise of stock options	5,443	2,980
Other	(1,365)	(259)

Net cash used in financing activities	(9,544)	(63,251)

Net decrease in cash and cash equivalents	(49,867)	(69,620)
Cash and cash equivalents at beginning of period	312,372	211,825

Cash and cash equivalents at end of period	$262,505	$142,205

See accompanying notes to condensed consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and the variable interest entity ("VIE") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company evaluated all events or transactions that occurred after September 30, 2009 and through October 30, 2009, the date we issued these financial statements. The Company did not have any material recognizable subsequent events during this period.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2008 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2009.

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. The Company recently expanded into Medicaid administration as a result of its July 31, 2009 acquisition of certain equity interests and assets from Coventry Health Care, Inc. ("Coventry") as discussed in Note E—"Acquisition of First Health." The Company provides services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March 2009, the Company began the operation of two additional behavioral health direct care facilities. In 2008 and 2009, the Company entered into agreements to transition all behavioral health direct care facilities over various dates. All of the direct care facilities have been transitioned as of September 30, 2009.

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

September 30, 2009

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

Medicaid Administration

        The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid, pharmacy, mental health and long-term care programs. The Company's Medicaid Administration services include the management of pharmacy benefits administration ("PBA"), medical management information services and fiscal agent services ("FAS"), and health care management services ("HCM"). The Company's Medicaid Administration management services are provided under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements.

Corporate and Other

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ending September 30, 2009 for the Company) and will not have an impact on the Company's results of operations or financial condition,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

but will change the referencing system for accounting standards. All public filings of the Company will now reference the ASC as the sole source of authoritative literature.

        In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)") and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141, some of which could have a material impact on how the Company accounts for future business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted SFAS 141(R) and SFAS 160 simultaneously in the Company's year beginning January 1, 2009. Prior to 2009 and in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), reversals of both valuation allowances and unrecognized tax benefits with respect to years prior to the Company's reorganization were recorded to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. As a result of the implementation of SFAS 141(R), beginning in 2009 all reversals of valuation allowances and unrecognized tax benefits are reflected as reductions to income tax expense, even if related to years prior to the Company's reorganization. The adoption of SFAS 160 did not have a material impact on the consolidated financial statements. These statements have been incorporated into ASC 810 "Consolidation."

        In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which modify the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the consolidated financial statements. These statements have been incorporated into ASC 320 "Investments."

        In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1" and "APB 28-1"). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures, in its interim reporting periods and in its financial statements for annual reporting periods, regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet. FSP FAS 107-1 and APB 28-1 also amend FASB APB Opinion No. 28, "Interim Financial Reporting," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). While the adoption of FSP FAS 107-1 and APB 28-1 impacts the Company's disclosures, it does not have an impact on the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

Company's results of operations or financial condition. These statements have been incorporated into ASC 825 "Financial Instruments."

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). The adoption of SFAS 165 did not have an impact on the Company's results of operations or financial condition. This statement has been incorporated into ASC 855 "Subsequent Events."

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46R" ("SFAS 167"). SFAS 167 amends FASB Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 on January 1, 2010. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements. This statement has not yet been reflected in the ASC.

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $557.7 million and $1,664.6 million for the three and nine months ended September 30, 2008, respectively, and $540.9 million and $1,590.3 million for the three and nine months ended September 30, 2009, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $8.2 million and $23.7 million for the three and nine months ended September 30, 2008, respectively, and $36.1 million and $55.3 million for the three and nine months ended September 30, 2009, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $29.5 million and $90.7 million for the three and nine months ended September 30, 2008, respectively, and $24.9 million and $79.7 million for the three and nine months ended September 30, 2009, respectively.

Distribution Revenue

        The Company recognizes distribution revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the distribution of specialty pharmaceutical drugs on behalf of health plans were $47.7 million and $144.6 million for the three and nine months ended September 30, 2008, respectively, and $54.7 million and $164.9 million for the three and nine months ended September 30, 2009, respectively.

Performance-based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $1.9 million and $8.2 million for the three and nine months ended September 30, 2008, respectively, and $1.6 million and $4.9 million for the three and nine months ended September 30, 2009, respectively.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2008 and 2009. In addition to the Maricopa Contract, the Company's contract with the State of Tennessee's TennCare

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2008. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 688,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XIX eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through August 31, 2011 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $455.5 million and $522.1 million for the nine months ended September 30, 2008 and 2009, respectively.

        The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions was similarly re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continued to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extended through August 31, 2009, at which time the contracts terminated. The Company recorded net revenues of $217.1 million and $36.6 million for the nine months ended September 30, 2008 and 2009, respectively, from its TennCare contracts.

        Total net revenues from the Company's contracts with WellPoint were $145.7 million and $129.9 million during the nine months ended September 30, 2008 and 2009, respectively, including radiology benefits management revenue of $124.7 million and $119.3 million, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company had several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a term through December 31, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company's other radiology benefits management ASO contracts with WellPoint generated $10.8 million of net revenues for the nine months ended September 30, 2008, and these ASO contracts terminated at various dates in 2008.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

        Net revenues from the Pennsylvania Counties in the aggregate totaled $216.7 million and $233.2 million for the nine months ended September 30, 2008 and 2009, respectively.

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the nine months ended September 30, 2008 and 2009. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $159.4 million and $175.8 million for the nine months ended September 30, 2008 and 2009, respectively. The second customer has a contract that extends through June 30, 2014 and generated net revenues of $67.7 million and $64.2 million for the nine months ended September 30, 2008 and 2009, respectively.

        Net revenues from the Maricopa Contract and TennCare were each greater than ten percent of the net revenues for the Public Sector segment for the nine months ended September 30, 2008. In addition to the Maricopa Contract, one customer generated net revenues greater than ten percent of net revenues for the Public Sector segment for the nine months ended September 30, 2009. This customer generated net revenues of $106.0 million and $109.8 million for the nine months ended September 30, 2008 and 2009, respectively. This customer contract extends through June 30, 2012 with options for the customer to extend the term of the contract for three one year terms.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the nine months ended September 30, 2008 and 2009. This customer has a contract that extends through May 31, 2011 and generated net revenues of $73.4 million and $62.0 million for the nine months ended September 30, 2008 and 2009, respectively.

        For the nine months ended September 30, 2008, five customers each exceeded ten percent of the net revenues for the Specialty Pharmaceutical Management segment. Four of such customers generated $52.9 million, $36.3 million, $21.1 million, and $20.2 million of net revenues during the nine months ended September 30, 2008. The other contract generated net revenues of $21.1 million for the nine months ended September 30, 2008, and this contract terminated as of December 31, 2008. For the nine months ended September 30, 2009, four customers each exceeded ten percent of the net revenues for this segment. Such customers generated $64.5 million, $38.3 million, $30.8 million, and $23.1 million of net revenues during the nine months ended September 30, 2009. The previously mentioned contract that terminated as of December 31, 2008 generated net revenues for run-off activity of $7.1 million for the nine months ended September 30, 2009.

        For the period from August 1, 2009 through September 30, 2009, four customers each exceeded ten percent of the net revenues for the Medicaid Administration segment. Three of such customers generated $4.6 million, $4.3 million, and $3.4 million of net revenues for this segment. The other customer generated revenue of $3.9 million during this period, and this contract is scheduled to terminate June 30, 2010, unless terminated earlier by the customer.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

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

        Level 3—Unobservable inputs that reflect the Company's assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company's data.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$100,611	$—	$100,611
Restricted Cash(2)	—	168,138	—	168,138
Investments:
U.S. Government and agency securities	381	—	—	381
Obligations of government-sponsored enterprises(3)	—	16,316	—	16,316
Corporate debt securities	—	168,958	—	168,958
Certificates of deposit	—	11,270	—	11,270

	$381	$465,293	$—	$465,674

(1)
Excludes $41.6 million of cash held in bank accounts by the Company.

(2)
Excludes $13.6 million of restricted cash held in bank accounts by the Company.

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

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

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

        ASC 320-10-65 applies to debt securities only and provides new guidance on the recognition and presentation of other-than-temporary impairments. In addition, additional disclosures are required related to other-than-temporary impairments. Under this revised guidance, if a debt security is in an unrealized loss position and the Company has the intent to sell the debt security, or it is more likely than not that the Company will have to sell the debt security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in the consolidated statements of income. For impaired debt securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in the consolidated statements of income and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.

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

        As of December 31, 2008 and September 30, 2009, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for either the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

nine months ended September 30, 2008 or September 30, 2009. The following is a summary of short-term and long-term investments at December 31, 2008 and September 30, 2009 (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency securities	$683	$6	$—	$689
Obligations of government-sponsored enterprises(1)	52,479	584	—	53,063
Corporate debt securities	173,184	—	(307)	172,877
Certificates of deposit	7,270	—	—	7,270

Total investments at December 31, 2008	$233,616	$590	$(307)	$233,899

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency securities	$380	$1	$—	$381
Obligations of government-sponsored enterprises(2)	16,237	79	—	16,316
Corporate debt securities	169,031	—	(73)	168,958
Certificates of deposit	11,270	—	—	11,270

Total investments at September 30, 2009	$196,918	$80	$(73)	$196,925

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Home Loan Bank and the Federal Farm Credit Bank.

(2)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of September 30, 2009 are summarized below (in thousands):

	Amortized Cost	Fair Value
2009	$50,901	$50,925
2010	139,714	139,713
2011	6,303	6,287

Total investments at September 30, 2009	$196,918	$196,925

        The carrying value for the Company's current assets (other than short-term investments) and current liabilities approximate their fair value due to their short maturities.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

Goodwill

        The balance of goodwill has been allocated to the Company's segments (as defined in Note A—"General") as follows (in thousands):

	December 31, 2008	September 30, 2009
Commercial	$120,485	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291
Medicaid Administration	—	60,595

Total	$367,325	$427,920

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are reflected in the table below (in thousands):

Balance as of beginning of period	$367,325
Acquisition of First Health	60,595

Balance as of end of period	$427,920

Income Taxes

        The Company's effective income tax rate was 39.6 percent and 39.1 percent for the nine months ended September 30, 2008 and 2009, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Stock Compensation

        At December 31, 2008 and September 30, 2009, the Company had equity-based employee incentive plans, which are described more fully in Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The Company recorded stock compensation expense of $7.8 million and $26.3 million for the three and nine months ended September 30, 2008, respectively, and $4.1 million and $16.7 million for the three and nine months ended September 30, 2009, respectively. Stock compensation expense recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2009 has been reduced for estimated forfeitures, estimated at four percent and five percent, respectively.

        The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2009 was $8.67 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 30.2 percent based on the historical volatility of the Company's stock price.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the nine months ended September 30, 2008 and 2009, approximately $5.4 million and $3.0 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows, respectively.

        Summarized information related to the Company's stock options for the nine months ended September 30, 2009 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,668,490	$39.82
Granted	1,291,694	32.93
Cancelled	(536,494)	40.40
Exercised	(35,435)	31.08

Outstanding, end of period	5,388,255	38.17

Exercisable, end of period	2,886,650	$39.29

        All of the Company's options granted during the nine months ended September 30, 2009 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	321,935	$42.92
Awarded	30,385	30.36
Vested	(319,422)	42.98
Forfeited	(3,863)	36.66

Outstanding, ending of period	29,035	$30.27

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	176,112	$38.72
Awarded	121,065	32.91
Vested	(77,183)	39.16
Forfeited	(22,119)	38.84

Outstanding, ending of period	197,875	$35.03

        Restricted stock awards and restricted stock units granted during the nine months ended September 30, 2009 generally vest ratably on each anniversary date over the three years subsequent to grant.

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

September 30, 2009

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

        There were no capital lease obligations or Revolving Loan borrowings at September 30, 2009.

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator:
Net income	$23,489	$30,987	$62,621	$62,946

Denominator:
Weighted average number of common shares outstanding—basic	40,272	35,128	39,991	35,426
Common stock equivalents—stock options	286	10	299	36
Common stock equivalents—warrants	144	29	144	48
Common stock equivalents—restricted stock	12	99	8	34
Common stock equivalents—restricted stock units	8	65	15	22
Common stock equivalents—employee stock purchase plan	—	—	—	—

Weighted average number of common shares outstanding—diluted	40,722	35,331	40,457	35,566

Net income per common share—basic	$0.58	$0.88	$1.57	$1.78

Net income per common share—diluted	$0.58	$0.88	$1.55	$1.77

        The weighted average number of common shares outstanding for the three and nine months ended September 30, 2008 and 2009 were calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2008 and 2009 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE B—Net Income per Common Share (Continued)

        For the three months and nine months ended September 30, 2009, the Company had additional potential dilutive securities outstanding representing 5.3 million and 5.2 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended September 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$163,240	$363,798	$72,692	$56,732	$—	$656,462
Cost of care	(85,867)	(320,479)	(50,238)	—	—	(456,584)
Cost of goods sold	—	—	—	(44,281)	—	(44,281)
Direct service costs	(38,018)	(17,668)	(14,104)	(6,713)	—	(76,503)
Other operating expenses	—	—	—	—	(29,376)	(29,376)
Stock compensation expense(1)	424	231	452	2,325	4,400	7,832

Segment profit (loss)	$39,779	$25,882	$8,802	$8,063	$(24,976)	$57,550

Three Months Ended September 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Net revenue	$162,060	$336,327	$78,279	$65,111	$25,812	$—	$667,589
Cost of care	(86,031)	(294,233)	(54,743)	—	—	—	(435,007)
Cost of goods sold	—	—	—	(50,139)	—	—	(50,139)
Direct service costs	(37,843)	(16,440)	(12,880)	(5,516)	(22,138)	—	(94,817)
Other operating expenses	—	—	—	—	—	(27,217)	(27,217)
Stock compensation expense(1)	211	112	152	429	358	2,862	4,124

Segment profit (loss)	$38,397	$25,766	$10,808	$9,885	$4,032	$(24,355)	$64,533

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE C—Business Segment Information (Continued)

Nine Months Ended September 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$486,792	$1,084,808	$223,890	$168,120	$—	$1,963,610
Cost of care	(252,569)	(963,374)	(152,805)	—	—	(1,368,748)
Cost of goods sold	—	—	—	(134,518)	—	(134,518)
Direct service costs	(113,588)	(51,135)	(41,408)	(18,764)	—	(224,895)
Other operating expenses	—	—	—	—	(97,215)	(97,215)
Stock compensation expense(1)	1,097	598	1,096	6,445	17,113	26,349

Segment profit (loss)	$121,732	$70,897	$30,773	$21,283	$(80,102)	$164,583

Nine Months Ended September 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Net revenue	$481,003	$1,001,368	$222,403	$192,319	$25,812	$—	$1,922,905
Cost of care	(264,668)	(896,149)	(148,956)	—	—	—	(1,309,773)
Cost of goods sold	—	—	—	(151,497)	—	—	(151,497)
Direct service costs	(114,376)	(50,646)	(38,387)	(18,780)	(22,138)	—	(244,327)
Other operating expenses	—	—	—	—	—	(83,705)	(83,705)
Stock compensation expense(1)	731	556	946	4,647	358	9,486	16,724

Segment profit (loss)	$102,690	$55,129	$36,006	$26,689	$4,032	$(74,219)	$150,327

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Segment profit	$57,550	$64,533	$164,583	$150,327
Stock compensation expense	(7,832)	(4,124)	(26,349)	(16,724)
Depreciation and amortization	(16,086)	(12,154)	(44,983)	(33,713)
Interest expense	(592)	(650)	(2,824)	(1,734)
Interest income	4,127	1,215	13,336	5,260

Income from continuing operations before income taxes	$37,167	$48,820	$103,763	$103,416

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

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

Stock Repurchases

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,859,959 shares of the Company's common stock at an average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the period January 1, 2009 through April 7, 2009, which was the date that the repurchase program was completed, the $200 million authorization having been exhausted.

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 115,275 shares of the Company's common stock at an average price of $32.12 per share for an aggregate cost of $3.7 million (excluding broker commissions) during the three months ended September 30, 2009. As of September 30, 2009, the Company has

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

recorded a liability in the amount of $0.6 million for stock repurchases for which cash settled subsequent to such date.

        During the period from October 1, 2009 through October 29, 2009, the Company made additional open market purchases of 315,265 shares at an aggregate cost of $9.4 million, excluding broker commissions and transaction fees.

NOTE E—Acquisition of First Health

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry, on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health") and certain assets of Coventry which are related to the operation of the business conducted by First Health. First Health provides pharmacy benefits management and other services to Medicaid programs. As consideration for the Acquisition, the Company paid $115.4 million in cash, excluding cash acquired and including a payment of $7.4 million for excess working capital with such amount being subject to final adjustments as provided in the Purchase Agreement. The Company funded the Acquisition with cash on hand.

        The Company and its wholly-owned subsidiary National Imaging Associates, Inc. ("NIA") also entered into a Master Services Agreement for Radiology Benefit Management Services, dated as of June 4, 2009, with Coventry (the "Master Radiology Services Agreement") pursuant to which the Company will manage on a risk basis, advanced diagnostic imaging services, including cardiac diagnostic testing, in five markets served by Coventry. Pursuant to the Master Radiology Services Agreement, the parties were obligated to enter into services agreements for radiology services for each of the five markets to be served by NIA (the "Individual Radiology Services Agreements"). On July 31, 2009, the Company and Coventry entered into such Individual Radiology Services Agreements. In addition, the Company and its wholly owned subsidiary ICORE Healthcare, LLC ("ICORE"), entered into a Management Services Agreement for Medical Pharmaceuticals, dated as of June 4, 2009, with Coventry (the "Oncology Services Agreement") pursuant to which the Company will provide oncology management programs and clinical care management services in five markets served by Coventry. The Master Radiology Services Agreement, the Individual Radiology Services Agreements and the Oncology Services Agreement (collectively the "Services Agreements") became effective as of the closing of the Acquisition and each has a minimum term of three years from the implementation of services in each market, subject to earlier termination in certain circumstances. In connection with the Purchase Agreement, the Company and Coventry also entered into a Transition Services Agreement, dated as of June 4, 2009 (the "Transition Services Agreement"), pursuant to which Coventry (or its affiliates) will continue for up to one year after the closing of the Acquisition to provide, or cause certain third party service providers to provide, certain information technology and other support services to First Health on a transitional basis. The Company also has the use of the names FHC, Inc. and First Health Services Corporation for one year, after which the Company is obligated to change such names.

        The Company reports the results of operations of First Health as a separate segment entitled ("Medicaid Administration"). See Note C—Business Segment Information.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE E—Acquisition of First Health (Continued)

        The Company made an initial allocation of the purchase price at the date of acquisition based upon the Company's understanding of the fair market value of the acquired assets and assumed liabilities. The Company obtained this information during the due diligence process and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, the Company will refine the estimates of fair market value and more accurately allocate the purchase price. The only items considered for subsequent adjustment are items identified as of the acquisition date, including, but not limited to, items such as long-lived assets, identifiable intangible assets, customer contracts, accounts receivable, and potential customer liabilities.

        The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $23.7 million, consisting of customer contracts which are being amortized over 2 1/2 to 8 years. The Company's tax provision will not be impacted by the tax deductible goodwill from the First Health transaction.

        The estimated fair values of First Health assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets	$29,760
Property and equipment, net	24,000
Other assets	79
Goodwill	60,595
Other identified intangible assets	23,700

Total assets acquired	138,134

Liabilities assumed:
Current liabilities	8,977
Deferred tax liabilities	12,718

Deferred credits and other long-term liabilities	1,001
Total liabilities assumed	22,696

Net assets acquired	$115,438

        To date, the Company has not identified material unrecorded pre-acquisition contingencies. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

        In connection with this acquisition, the Company incurred $1.6 million of acquisition related costs that were expensed during the nine month period ended September 30, 2009. These costs are included within direct service costs and other operating expenses in the accompanying condensed consolidated statement of income.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE E—Acquisition of First Health (Continued)

Pro Forma Financial Information

        The following unaudited supplemental pro forma information represents the Company's consolidated results of operations for the three and nine months ended September 30, 2008 and 2009 as if the acquisition of First Health had occurred on January 1, 2008 after giving effect to certain adjustments including interest income, depreciation and amortization, and stock compensation expense.

        Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of First Health occurred on January 1, 2008 (in thousands):

	Pro Forma (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net revenue	$705,676	$682,127	$2,098,078	$2,016,693
Net income	28,216	32,012	68,844	70,802
Income per common share—basic:	$0.70	$0.91	$1.72	$2.00
Income per common share—diluted:	$0.69	$0.91	$1.70	$1.99

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

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. The Company recently expanded into Medicaid administration as a result of its July 31, 2009 acquisition of certain equity interests and assets from Coventry Health Care, Inc. ("Coventry") as discussed in Note E—"Acquisition of First Health." The Company provides services to health plans, insurance companies, corporations, labor unions and various governmental agencies. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as relates to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March

2009, the Company began the operation of two additional behavioral health direct care facilities. In 2008 and 2009, the Company entered into agreements to transition all behavioral health direct care facilities over various dates. All of the direct care facilities have been transitioned as of September 30, 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of September 30, 2009, Commercial's covered lives were 4.1 million, 13.2 million and 20.4 million for risk-based, EAP and ASO products, respectively. For the nine months ended September 30, 2009, Commercial's revenue was $308.5 million, $77.8 million and $94.7 million for risk-based, EAP and ASO products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of September 30, 2009, Public Sector's covered lives were 1.5 million and 0.3 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2009, Public Sector's revenue was $996.7 million and $4.7 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicaid and Medicare members. The Company has bid on contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company has won one state Medicaid contract, which was implemented in July 2008. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. As of September 30, 2009, covered lives for Radiology Benefits Management were 2.9 million and 14.8 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2009, revenue for Radiology Benefits Management was $183.5 million and $38.9 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs which traditional retail pharmacies often do not supply due to their high cost, sensitive handling, and storage needs. The Company's specialty pharmaceutical management services are provided under contracts with managed care companies, health insurers and other health plans for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) distributing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology benefits management services to health plans. The Company's Specialty Pharmaceutical Management segment had contracts with 44 health plans as of September 30, 2009.

Medicaid Administration

        The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid, pharmacy, mental health and long-term care programs. The Company's Medicaid Administration services include the management of pharmacy benefits administration ("PBA"), medical management information services and fiscal agent services ("FAS"), and health care management services ("HCM"). The Company's Medicaid Administration management services are provided under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. The Company's Medicaid Administration segment had contracts with 25 states and the District of Columbia as of September 30, 2009.

Corporate and Other

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2008 and 2009. In addition to the Maricopa Contract, the Company's contract with the State of Tennessee's TennCare program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2008. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 688,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XIX eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through

August 31, 2011 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $455.5 million and $522.1 million for the nine months ended September 30, 2008 and 2009, respectively.

        The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions was similarly re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continued to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extended through August 31, 2009, at which time the contracts terminated. The Company recorded net revenues of $217.1 million and $36.6 million for the nine months ended September 30, 2008 and 2009, respectively, from its TennCare contracts.

        Total net revenues from the Company's contracts with WellPoint were $145.7 million and $129.9 million during the nine months ended September 30, 2008 and 2009, respectively, including radiology benefits management revenue of $124.7 million and $119.3 million, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company had several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a term through December 31, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company's other radiology benefits management ASO contracts with WellPoint generated $10.8 million of net revenues for the nine months ended September 30, 2008, and these ASO contracts terminated at various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $216.7 million and $233.2 million for the nine months ended September 30, 2008 and 2009, respectively.

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the nine months ended September 30, 2008 and 2009. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $159.4 million and $175.8 million for the nine months ended September 30, 2008 and 2009, respectively. The second customer has a contract that extends through June 30, 2014 and generated net revenues of $67.7 million and $64.2 million for the nine months ended September 30, 2008 and 2009, respectively.

        Net revenues from the Maricopa Contract and TennCare were each greater than ten percent of the net revenues for the Public Sector segment for the nine months ended September 30, 2008. In addition to the Maricopa Contract, one customer generated net revenues greater than ten percent of net revenues for the Public Sector segment for the nine months ended September 30, 2009. This customer generated net revenues of $106.0 million and $109.8 million for the nine months ended September 30, 2008 and 2009, respectively. This customer contract extends through June 30, 2012 with options for the customer to extend the term of the contract for three one year terms.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the nine months ended September 30,

2008 and 2009. This customer has a contract that extends through May 31, 2011 and generated net revenues of $73.4 million and $62.0 million for the nine months ended September 30, 2008 and 2009, respectively.

        For the nine months ended September 30, 2008, five customers each exceeded ten percent of the net revenues for the Specialty Pharmaceutical Management segment. Four of such customers generated $52.9 million, $36.3 million, $21.1 million, and $20.2 million of net revenues during the nine months ended September 30, 2008. The other contract generated net revenues of $21.1 million for the nine months ended September 30, 2008, and this contract terminated as of December 31, 2008. For the nine months ended September 30, 2009, four customers each exceeded ten percent of the net revenues for this segment. Such customers generated $64.5 million, $38.3 million, $30.8 million, and $23.1 million of net revenues during the nine months ended September 30, 2009. The previously mentioned contract that terminated as of December 31, 2008 generated net revenues for run-off activity of $7.1 million for the nine months ended September 30, 2009.

        For the period from August 1, 2009 through September 30, 2009, four customers each exceeded ten percent of the net revenues for the Medicaid Administration segment. Three of such customers generated $4.6 million, $4.3 million, and $3.4 million of net revenues for this segment. The other customer generated revenue of $3.9 million during this period, and this contract is scheduled to terminate June 30, 2010, unless terminated earlier by the customer.

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

        Income Taxes    The Company's effective income tax rate was 39.6 percent and 39.1 percent for the nine months ended September 30, 2008 and 2009, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The statute of limitations regarding the assessment of federal income taxes for the year ended December 31, 2005 expired during the current period. With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years ended prior to December 31, 2005.

        As a result of statute of limitations expirations, $0.9 million of previously unrecognized state tax benefits were recognized during the current period and the Company anticipates an additional $6.0 million will be recognized during the quarter ending December 31, 2009. The Company records these state tax benefits (net of the related indirect tax benefits) as discrete adjustments in the quarter in which the respective statute of limitations expiration occurs.

        Prior to 2009 and in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), reversals of both valuation allowances and unrecognized tax benefits with respect to years prior to the Company's reorganization were recorded to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. As a result of implementation of SFAS 141(R), beginning in 2009 all reversals of valuation allowances and unrecognized tax benefits will be reflected as reductions to income tax expense, even if related to years prior to the Company's reorganization. The Company's tax expense for the nine month period ended September 30, 2009 was reduced by $0.1 million due to the implementation of SFAS 141(R).

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended September 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$163,240	$363,798	$72,692	$56,732	$—	$656,462
Cost of care	(85,867)	(320,479)	(50,238)	—	—	(456,584)
Cost of goods sold	—	—	—	(44,281)	—	(44,281)
Direct service costs	(38,018)	(17,668)	(14,104)	(6,713)	—	(76,503)
Other operating expenses	—	—	—	—	(29,376)	(29,376)
Stock compensation expense(1)	424	231	452	2,325	4,400	7,832

Segment profit (loss)	$39,779	$25,882	$8,802	$8,063	$(24,976)	$57,550

Three Months Ended September 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Net revenue	$162,060	$336,327	$78,279	$65,111	$25,812	$—	$667,589
Cost of care	(86,031)	(294,233)	(54,743)	—	—	—	(435,007)
Cost of goods sold	—	—	—	(50,139)	—	—	(50,139)
Direct service costs	(37,843)	(16,440)	(12,880)	(5,516)	(22,138)	—	(94,817)
Other operating expenses	—	—	—	—	—	(27,217)	(27,217)
Stock compensation expense(1)	211	112	152	429	358	2,862	4,124

Segment profit (loss)	$38,397	$25,766	$10,808	$9,885	$4,032	$(24,355)	$64,533

Nine Months Ended September 30, 2008	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$486,792	$1,084,808	$223,890	$168,120	$—	$1,963,610
Cost of care	(252,569)	(963,374)	(152,805)	—	—	(1,368,748)
Cost of goods sold	—	—	—	(134,518)	—	(134,518)
Direct service costs	(113,588)	(51,135)	(41,408)	(18,764)	—	(224,895)
Other operating expenses	—	—	—	—	(97,215)	(97,215)
Stock compensation expense(1)	1,097	598	1,096	6,445	17,113	26,349

Segment profit (loss)	$121,732	$70,897	$30,773	$21,283	$(80,102)	$164,583

Nine Months Ended September 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Net revenue	$481,003	$1,001,368	$222,403	$192,319	$25,812	$—	$1,922,905
Cost of care	(264,668)	(896,149)	(148,956)	—	—	—	(1,309,773)
Cost of goods sold	—	—	—	(151,497)	—	—	(151,497)
Direct service costs	(114,376)	(50,646)	(38,387)	(18,780)	(22,138)	—	(244,327)
Other operating expenses	—	—	—	—	—	(83,705)	(83,705)
Stock compensation expense(1)	731	556	946	4,647	358	9,486	16,724

Segment profit (loss)	$102,690	$55,129	$36,006	$26,689	$4,032	$(74,219)	$150,327

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Segment profit	$57,550	$64,533	$164,583	$150,327
Stock compensation expense	(7,832)	(4,124)	(26,349)	(16,724)
Depreciation and amortization	(16,086)	(12,154)	(44,983)	(33,713)
Interest expense	(592)	(650)	(2,824)	(1,734)
Interest income	4,127	1,215	13,336	5,260

Income from continuing operations before income taxes	$37,167	$48,820	$103,763	$103,416

Quarter ended September 30, 2009 ("Current Year Quarter"), compared to the quarter ended September 30, 2008 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 0.7 percent or $1.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $5.0 million and net favorable retroactive membership and rate adjustments of $0.5 million recorded in the Prior Year Quarter, and other net unfavorable variances of $2.6 million, which decreases were partially offset by favorable rate changes of $3.8 million, increased membership from existing customers of $2.1 million, and revenue from new contracts implemented after (or during) the Prior Year Quarter of $1.0 million.

Cost of Care

        Cost of care increased by 0.2 percent or $0.2 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to increased membership from existing customers of $1.8 million, unfavorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $0.8 million, and care trends and other net variances of $4.7 million, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Quarter of $4.3 million, and terminated contracts of $2.8 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 75.6 percent in the Prior Year Quarter to 74.4 percent in the Current Year Quarter, mainly due to favorable medical claims development in the Current Year Quarter and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 0.5 percent or $0.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to a decrease in stock compensation expense. As a percentage of revenue, direct service costs for the Current Year Quarter were 23.4 percent, which is consistent with the rate for the Prior Year Quarter.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 7.6 percent or $27.5 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to the net impact of terminated contracts offset by increased membership from existing customers of $15.3 million, and the impact of contracts with minimum medical loss ratio requirements which resulted in a $15.4 million reduction to Current Year Quarter revenue, which decreases were partially offset by net favorable rate and contract funding changes of $2.0 million and other net increases of $1.2 million.

Cost of Care

        Cost of care decreased by 8.2 percent or $26.2 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to care associated with terminated contracts offset by increased membership from existing customers of $10.5 million, favorable prior period medical claims development recorded in the Current Year Quarter of $9.6 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.2 million, and favorable care trends and other net variances of $8.1 million, which decreases were partially offset by favorable prior period medical claims development recorded in the Prior Year Quarter of $3.4 million and care associated with rate changes for contracts with minimum cost of care requirements of $0.8 million. Cost of care decreased as a percentage of risk revenue from 88.4 percent in the Prior Year Quarter to 87.9 percent in the Current Year Quarter mainly due to favorable care development, favorable care trends, and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 7.0 percent or $1.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs as a percentage of revenue were 4.9 percent for the Current Year Quarter, which is consistent with the Prior Year Quarter.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 7.7 percent or $5.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to favorable rate changes of $4.5 million and other net favorable variances of $4.0 million, which increases were partially offset by terminated contracts of $2.6 million and the net impact of decreased membership from existing customers offset by new contracts implemented after (or during) the Prior Year Quarter of $0.3 million.

Cost of Care

        Cost of care increased by 9.0 percent or $4.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to favorable prior period medical claims development of $3.1 million recorded in the Prior Year Quarter and care trends and other net variances of $4.4 million, which increases were partially offset by favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.5 million, favorable prior period medical claims development recorded in the Current Year Quarter of $1.1 million, and the net impact of decreased membership from existing customers offset by new customers implemented after the Prior Year Quarter of $0.4 million. Cost of care decreased as a percentage of risk revenue from 85.4 percent in the Prior Year Quarter to 83.5 percent in the Current Year Quarter mainly due to favorable care development and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 8.7 percent or $1.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of revenue, direct service costs decreased from 19.4 percent in the Prior Year Quarter to 16.5 percent in the Current Year Quarter, mainly due to favorable rate changes and changes in business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 14.8 percent or $8.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased distribution activity from new and existing customers of $10.1 million and increased consulting and rebate revenue of $1.4 million, which increases were partially offset by terminated distribution contracts of $3.1 million.

Cost of Goods Sold

        Cost of goods sold increased by 13.2 percent or $5.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased distribution activity from new and existing customers of $9.0 million, which increase was partially offset by terminated contracts of $2.6 million and other net favorable variances of $0.5 million. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold decreased from 92.8 percent in the Prior Year Quarter to 91.6 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 17.8 percent or $1.2 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to a reduction in stock compensation expense, partially offset by an increase in expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 11.8 percent in the Prior Year Quarter to 8.5 percent in the Current Year Quarter, mainly due to a decrease in stock compensation expense.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration was $25.8 million for the period from August 1, 2009 through September 30, 2009. As discussed above, the acquisition of First Health closed on July 31, 2009 and thus the Prior Year Quarter does not include any operating results for this segment of the Company.

Direct Service Costs

        Direct service costs were $22.1 million for the period from August 1, 2009 through September 30, 2009. As a percentage of revenue, direct service costs were 85.8 percent in such period.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 7.3 percent or $2.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease results primarily from a reduction in stock compensation expense of $1.5 million and other net favorable changes of $0.7 million. As a percentage of total net revenue, other operating expenses decreased from 4.5 percent for the Prior Year Quarter to 4.1 percent for the Current Year Quarter, primarily due to lower stock compensation expense and changes in business mix.

Depreciation and Amortization

        Depreciation and amortization expense decreased by 24.4 percent or $3.9 million from the Prior Year Quarter to the Current Year Quarter, primarily due to assets that became fully depreciated as of December 31, 2008, partially offset by asset additions since the Prior Year Quarter (inclusive of assets related to the acquisition of First Health).

Interest Expense

        Interest expense for the Current Year Quarter is consistent with the Prior Year Quarter.

Interest Income

        Interest income decreased by $2.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease is mainly due to lower invested balances and lower yields.

Income Taxes

        The Company's effective income tax rate was 36.8 percent in the Prior Year Quarter, which is comparable to the Current Year Quarter rate of 36.5 percent. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Nine months ended September 30, 2009 ("Current Year Period"), compared to the nine months ended September 30, 2008 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 1.2 percent or $5.8 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $22.4 million and net favorable retroactive membership and rate adjustments of $4.6 million recorded in the Prior Year Period, which decreases were partially offset by increased membership from existing customers of $10.3 million, favorable rate changes of $6.6 million, revenue from new contracts implemented after (or during) the Prior Year Period of $2.8 million, and other net favorable variances of $1.5 million.

Cost of Care

        Cost of care increased by 4.8 percent or $12.1 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to increased membership from existing customers of $7.3 million, unfavorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $5.5 million, and care trends and other net variances of $22.1 million, which increases were partially offset by terminated contracts of $13.8 million, unfavorable prior period medical claims development recorded in the Prior Year Period of $4.4 million, the favorable impact of contractual settlements in the Current Year Period of $2.7 million, and favorable prior period medical claims development recorded in the Current Year Period of $1.9 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 74.4 percent in the Prior Year Period to 78.4 percent in the Current Year Period, mainly due to care trend in excess of rate changes and changes in business mix.

Direct Service Costs

        Direct service costs increased by 0.7 percent or $0.8 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is mainly attributable to increased staffing to improve support for the Commercial book of business. Direct service costs increased as a percentage of revenue from 23.3 percent in the Prior Year Period to 23.8 percent in the Current Year Period, mainly due to increased staffing.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 7.7 percent or $83.4 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to the net impact of terminated contracts offset by increased membership from existing customers of $84.2 million, favorable retroactive rate changes recorded in the Prior Year Period of $3.6 million, the impact of contracts with minimum medical loss ratio requirements which resulted in a $16.1 million reduction to Current Year Period revenue, and other net decreases of $3.7 million, which decreases were partially offset by net favorable rate and contract funding changes of $18.2 million, and the recognition in the Current Year Period of $6.0 million of previously deferred revenue on the Maricopa Contract.

Cost of Care

        Cost of care decreased by 7.0 percent or $67.2 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to care associated with terminated contracts offset by increased membership from existing customers of $64.2 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $5.0 million, care associated with retroactive rate changes for contracts with minimum care requirements recorded in the Prior Year Period of $3.1 million, favorable prior period medical claims development recorded in the Current Year Period of $0.9 million, and care trends and other net variances of $9.8 million, which decreases were partially offset by care associated with rate changes for contracts with minimum cost of care requirements of $7.6 million, and favorable prior period medical claims development recorded in the Prior Year Period of $8.2 million. Cost of care increased as a percentage of risk revenue from 89.1 percent in the Prior Year Period to 89.9 percent in the Current Year Period mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 1.0 percent or $0.5 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is primarily due to terminated contracts, partially offset by higher staffing required to support certain contracts. Direct service costs increased as a percentage of revenue from 4.7 percent for the Prior Year Period to 5.1 percent in the Current Year Period mainly due to changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 0.7 percent or $1.5 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to the net impact of decreased membership from existing customers offset by new contracts implemented after (or during) the Prior Year Period of $15.2 million, and terminated contracts of $8.9 million, which decreases were partially offset by favorable rate changes of $15.0 million, favorable retroactive membership, rate and contractual adjustments recorded in the Current Year Period of $2.9 million, and other net favorable variances of $4.7 million.

Cost of Care

        Cost of care decreased by 2.5 percent or $3.8 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to net impact of decreased membership from existing customers offset by new contracts implemented after the Prior Year Period of $14.1 million, favorable contractual settlements in the Current Year Period of $4.7 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $1.6 million, and favorable prior period medical claims development in the Current Year Period of $0.9 million, which decreases were partially offset by favorable prior period medical claims development of $1.9 million recorded in the Prior Year Period and care trends and other net variances of $15.6 million. Cost of care decreased as a percentage of risk revenue from 84.9 percent in the Prior Year Period to 81.2 percent in the Current Year Period mainly due to favorable care development and contractual settlements.

Direct Service Costs

        Direct service costs decreased by 7.3 percent or $3.0 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of revenue, direct service costs decreased from 18.5 percent in the Prior Year Period to 17.3 percent in the Current Year Period, mainly due to favorable rate changes and favorable contractual settlements.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 14.4 percent or $24.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased distribution activity from new and existing customers of $31.5 million and net increased consulting and rebate revenue of $3.3 million, which increases were partially offset by terminated contracts of $10.6 million.

Cost of Goods Sold

        Cost of goods sold increased by 12.6 percent or $17.0 million from the Prior Year Period to the Current Year Period. The increase is primarily due to increased distribution activity from new and existing customers of $28.8 million, which increase was partially offset by terminated contracts of $9.5 million and other net favorable variances of $2.3 million. As a percentage of the portion of net revenue that relates to distribution activity, cost of goods sold decreased from 93.0 percent in the Prior Year Period to 91.9 percent in the Current Year Period, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs are relatively unchanged from the Prior Year Period, due to a decrease in stock compensation expense being offset by higher administrative costs required to support the aforementioned increases in revenue. As a percentage of revenue, direct service costs decreased from 11.2 percent in the Prior Year Period to 9.8 percent in the Current Year Period, mainly due to increased distribution revenue.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration was $25.8 million for the period from August 1, 2009 through September 30, 2009. As discussed above, the acquisition of First Health closed on July 31, 2009 and thus the Prior Year Period does not include any operating results for this segment of the Company.

Direct Service Costs

        Direct service costs were $22.1 million for the period from August 1, 2009 through September 30, 2009. As a percentage of revenue, direct service costs were 85.8 percent in such period.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 13.9 percent or $13.5 million from the Prior Year Period to the Current Year Period. The decrease results primarily from prior year expenses incurred pursuant to the former Chief Executive Officer's employment agreement in relation to his service to the Company ending of $10.1 million (including $5.4 million of stock compensation expense related to the acceleration of vesting for certain equity awards), net one-time expenses incurred in the Prior Year Period of $2.7 million, and other net favorable variances of $0.7 million. As a percentage of total net revenue, other operating expenses decreased from 5.0 percent for the Prior Year Period to 4.4 percent for the Current Year Period, primarily due to prior year expenses incurred pursuant to the former Chief Executive Officer's employment agreement.

Depreciation and Amortization

        Depreciation and amortization expense decreased by 25.0 percent or $11.3 million from the Prior Year Period to the Current Year Period, primarily due to assets that became fully depreciated as of December 31, 2008, partially offset by asset additions since the Prior Year Period (inclusive of assets related to the acquisition of First Health).

Interest Expense

        Interest expense decreased by $1.1 million from the Prior Year Period to the Current Year Period, mainly due to reductions in outstanding debt balances as a result of scheduled debt payments.

Interest Income

        Interest income decreased by $8.1 million from the Prior Year Period to the Current Year Period. The decrease is mainly due to lower invested balances and lower yields.

Income Taxes

        The Company's effective income tax rate was 39.6 percent in the Prior Year Period, which is comparable to the Current Year Period rate of 39.1 percent. The Prior Year Period and Current Year Period effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        Care Trends.    The Company continues to expect that the care trend factors for 2009 for Commercial will be 7 to 9 percent. The Company now expects 2009 Public Sector care trend factors to be slightly below the previous estimate of 3 to 5 percent. The Company's previous estimate for 2009 care trend factors for Radiology Benefits Management was 10 to 13 percent, and the Company now expects such factors to be in the high single digits.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's credit facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. dated April 29, 2009 (the "2009 Credit Facility"). Based on the amount of cash equivalents and investments and the borrowing levels under the 2009 Credit Facility as of September 30, 2009, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $236.8 million and $100.6 million for the Prior Year Period and Current Year Period, respectively. The $136.2 million decrease in operating cash flows from the Prior Year Period to the Current Year Period is primarily attributable to the shift of restricted funds between cash and investments, which results in an operating cash flow change that is directly offset by an investing cash flow change. During the Prior Year Period, $126.0 million of restricted cash was shifted to restricted investments as compared to the Current Year Period, in which $5.6 million of restricted investments was shifted to restricted cash, resulting in a net decrease in operating cash flows between periods of $131.6 million. Also contributing to the decrease in operating cash flows is the decrease in segment profit and interest income of $14.3 million and $8.0 million, respectively, from the Prior Year Period, and other net unfavorable items of $4.4 million. Partially offsetting these items is the funding of restricted cash in the Prior Year Period of $15.0 million for a risk radiology contract and the release of restricted cash in the Current Year Period of $7.1 million associated with a contract that terminated in fiscal year 2007.

        During the Current Year Period, the Company's restricted cash decreased $10.7 million. The change in restricted cash is attributable to a reduction in restricted cash of $10.0 million associated with the Company's regulated entities and the release of restricted cash of $7.1 million associated with a contract that terminated in fiscal year 2007, partially offset by the shift of restricted investments of $5.6 million to restricted cash and other net increases of $0.8 million. In regards to the decrease in restricted cash associated with the Company's regulated entities, $21.0 million is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows. Partially offsetting these reductions is the net funding of $11.0 million in additional restricted cash associated with the Company's regulated entities.

        Investing Activities.    The Company utilized $24.0 million and $25.8 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of the increase in capital expenditures of $1.8 million is attributable to management information systems and related equipment.

        During the Prior Year Period, the Company used net cash of $252.7 million for the net purchase of "available for sale" investments. During the Current Year Period, the Company received net cash of $34.3 million from the net maturity of "available-for-sale" investments.

        During the Prior Year Period, the Company made the final working capital payment of $0.4 million related to the acquisition of ICORE Healthcare LLC. During the Current Year Period, the Company paid $115.4 million for the acquisition of First Health, excluding cash acquired of $2.0 million but including payment of $7.4 million for excess working capital.

        Financing Activities.    During the Prior Year Period, the Company repaid $12.5 million of indebtedness outstanding under the Company's 2008 Credit Facility (as defined below), made payments on capital lease obligations of $0.2 million, paid $13.5 million for repurchase of treasury stock under the Company's share repurchase program and had other net unfavorable items of $1.4 million. In addition, the Company received $12.6 million from the exercise of stock options and warrants and obtained tax benefits of $5.4 million from the exercise of stock options.

        During the Current Year Period, the Company paid $67.1 million for repurchase of treasury stock under the Company's share repurchase program and had other net unfavorable items of $0.3 million. In addition, the Company received $1.1 million from the exercise of stock options and warrants and obtained tax benefits of $3.0 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2009, the Company expects to fund its additional estimated capital expenditures of $8 to $12 million, inclusive of capital needs for First Health (as discussed below), with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2009 Credit Facility for its operations, capital needs or debt service in 2009. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company maintains its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial and credit markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future. As discussed in Item 1, Note E—"Acquisition of First Health", the Company acquired certain equity interests and assets from Coventry Health Care, Inc. ("Coventry") on July 31, 2009. As consideration for the acquisition, the Company paid $115.4 million in cash, excluding cash acquired and including a payment of $7.4 million for excess working capital with such amount being subject to final adjustments as provided in the Purchase Agreement. The Company funded the acquisition with cash on hand.

        Stock Repurchases.    On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. The Company expects to fund stock repurchase activity using cash on hand. Pursuant to this program, the Company made open market purchases of 115,275 shares of the Company's common stock at an average price of $32.12 per share for an aggregate cost of $3.7 million (excluding broker commissions) during the three months ended September 30, 2009. As of September 30, 2009, the Company has recorded a liability in the amount of $0.6 million for stock repurchases for which cash settled subsequent to such date.

        During the period from October 1, 2009 through October 29, 2009, the Company made additional open market purchases of 315,265 shares at an aggregate cost of $9.4 million, excluding broker commissions and transaction fees.

        Off-Balance Sheet Arrangements.    As of September 30, 2009, the Company has no material off-balance sheet arrangements.

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

        Net Operating Loss Carryforwards.    As of December 31, 2008, the Company had federal NOLs of $127.3 million available to reduce future federal taxable income. These NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

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

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ending September 30, 2009 for the Company) and will not have an impact on the Company's results of operations or financial condition, but will change the referencing system for accounting standards. All public filings of the Company will now reference the ASC as the sole source of authoritative literature.

        In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)") and SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141, some of which could have a material impact on how the Company accounts for future business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted SFAS 141(R) and SFAS 160 simultaneously in the Company's year beginning January 1, 2009. Prior to 2009 and in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in

Reorganization Under the Bankruptcy Code" ("SOP 90-7"), reversals of both valuation allowances and unrecognized tax benefits with respect to years prior to the Company's reorganization were recorded to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. As a result of the implementation of SFAS 141(R), beginning in 2009 all reversals of valuation allowances and unrecognized tax benefits are reflected as reductions to income tax expense, even if related to years prior to the Company's reorganization. The adoption of SFAS 160 did not have a material impact on the consolidated financial statements. These statements have been incorporated into ASC 810 "Consolidation."

        In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which modify the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the consolidated financial statements. These statements have been incorporated into ASC 320 "Investments."

        In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1" and "APB 28-1"). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures, in its interim reporting periods and in its financial statements for annual reporting periods, regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet. FSP FAS 107-1 and APB 28-1 also amend FASB APB Opinion No. 28, "Interim Financial Reporting," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). While the adoption of FSP FAS 107-1 and APB 28-1 impacts the Company's disclosures, it does not have an impact on the Company's results of operations or financial condition. These statements have been incorporated into ASC 825 "Financial Instruments."

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). The adoption of SFAS 165 did not have an impact on the Company's results of operations or financial condition. This statement has been incorporated into ASC 855 "Subsequent Events."

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46R" ("SFAS 167"). SFAS 167 amends FASB Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 on January 1, 2010. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements. This statement has not yet been reflected in the ASC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2009 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2009 Credit Facility as of September 30, 2009, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2009. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors.

        The risk factors described under the heading "Risk Factors" pertaining to the Company's Public Sector Segment and pertaining generally to the Company's business as a whole as described under the heading "Risk Factors" in Item 1A of Magellan's Form 10-K for the year ended December 31, 2008 are also applicable to the business of the Company conducted in the Company's new Medicaid Administration Segment created as a result of the acquisition of First Health on July 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 115,275 shares of the Company's common stock at an average price of $32.12 per share for an aggregate cost of $3.7 million (excluding broker commissions) during the three months ended September 30, 2009. As of September 30, 2009, the Company has recorded a liability in the amount of $0.6 million for stock repurchases for which cash settled subsequent to such date.

        Following is a summary of stock repurchases made during the three months ended September 30, 2009 (dollars in thousands):

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
July 1 - 31, 2009				$100,000
August 1 - 30, 2009	25,375	$32.65	25,375	99,172
September 1 - 30, 2009	89,900	$31.98	89,900	96,297

	115,275		115,275	$96,297

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions and transaction fees.

        During the period from October 1, 2009 through October 29, 2009, the Company made additional open market purchases of 315,265 shares at an aggregate cost of $9.4 million, excluding broker commissions and transaction fees.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

WellCare Contract

        On October 29, 2009, the Company entered into a binding Letter of Agreement with WellCare Health Plans, Inc. ("WellCare") for the Company to provide managed behavioral healthcare services for all of WellCare's Medicare benefit plans in 10 states and for all of WellCare's Medicaid benefit plans in 5 states. The Letter of Agreement covers approximately 900,000 WellCare beneficiaries. Services will commence on a staggered basis commencing January 1, 2010 through April 1, 2010, subject to applicable regulatory approvals. The term of the contract between the Company and WellCare is three years commencing upon the earlier of implementation of services for all beneficiaries in Florida, Illinois, and New York or 51% of the membership in all markets. The Letter of Agreement contemplates that the Company and WellCare will enter into separate definitive agreements for services in these markets. Such individual definitive agreements are subject to applicable regulatory approvals in each market. Also, the parties have agreed that the Letter of Agreement and the implementation of the individual definitive agreements in each market are contingent upon the approval of the definitive agreement for the Florida Medicaid program by the Florida Agency for Health Care Administration on or before May 1, 2010. While the parties do not anticipate any difficulties obtaining such regulatory approvals, there can be no assurance that such required regulatory approvals will be obtained. The Company anticipates that revenues related to its total business with WellCare will be approximately $100 million per year, including revenue of approximately $40 million from an existing agreement with WellCare for the provision of risk managed behavioral healthcare services in Georgia with a term expiring on June 30, 2012. After implementation of each of the markets contemplated by the Letter of Agreement, approximately 95% of the Company's services to WellCare, based on anticipated revenues, will be provided on a risk basis and 5% will be provided on an ASO basis.

Item 6.    Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2009	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)