Form 10-K
period 2009-12-31
MAGELLAN HEALTH SERVICES INC
filed 2010-02-26
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.2 billion.

        The number of shares of Magellan Health Services, Inc.'s Ordinary Common Stock outstanding as of February 23, 2010 was 34,543,409.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

MAGELLAN HEALTH SERVICES, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. The Company recently expanded into Medicaid administration as a result of its July 31, 2009 acquisition of certain equity interests and assets from Coventry Health Care, Inc. ("Coventry") as discussed below in—"Acquisition of First Health Services." The Company provides services to health plans, insurance companies, employers, labor unions and various governmental agencies. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as related to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March 2009, the Company began the operation of two additional behavioral health direct care facilities. In

2008 and 2009, the Company entered into agreements to transition all behavioral health direct care facilities over various dates. All of the direct care facilities have been transitioned as of December 31, 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2009, Commercial's covered lives were 4.1 million, 13.6 million and 20.3 million for risk-based, EAP and ASO products, respectively. For the year ended December 31, 2009, Commercial's revenue was $421.0 million, $103.1 million and $126.0 million for risk-based, EAP and ASO products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2009, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the year ended December 31, 2009, Public Sector's revenue was $1.4 billion and $6.2 million for risk- based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. As of December 31, 2009, covered lives for Radiology Benefits Management were 3.4 million and 14.1 million for risk-based and ASO products, respectively. For the year ended December 31, 2009, revenue for Radiology Benefits Management was $254.6 million and $50.7 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs often with sensitive handling or storage needs. Patients receiving these drugs require greater amounts of clinical and financial support than those taking more traditional agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) dispensing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology management services to health plans and state Medicaid programs. The Company's Specialty Pharmaceutical Management segment had contracts with 40 health plans, and several pharmaceutical manufacturers and state Medicaid programs as of December 31, 2009.

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

        The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom were members of ICORE's management team, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders did not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment"), subject to any indemnity claims Magellan may have had under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the "Working Capital Payments"), which was $18.2 million of which $17.8 million was paid during 2007 with the remainder paid in January 2008; and (v) a potential earn-out of up to $75 million (the "Earn-Out"), provided the unitholders did not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $18.2 million of Working Capital Payments were recorded as purchase price. The $24 million of restricted stock was recognized as stock compensation expense over the three year vesting period. The $24 million in restricted stock was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing. The Deferred Payment was paid in December 2008. The Earn-Out included (i) up to $25 million based on earnings for the 18 month period ended December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The Earn-Out provisions were not met and, as a result, the Company did not pay any additional purchase consideration.

Acquisition of First Health Services

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry, on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health Services") and certain assets of Coventry which are related to the operation of the business conducted by First Health Services. First Health Services provides pharmacy benefits management and other services to Medicaid programs. As consideration for the Acquisition, the Company paid $115.4 million in cash, excluding cash acquired and including a payment of $7.4 million for excess working capital with such amount being subject to final adjustments as provided in the Purchase Agreement. The Company funded the Acquisition with cash on hand.

        The Company reports the results of operations of First Health Services as a separate segment entitled "Medicaid Administration."

        For further discussion, see Note 3—"Acquisitions" to the consolidated financial statements set forth elsewhere herein.

Industry

        According to the Centers for Medicare and Medicaid Services ("CMS"), U.S. healthcare spending was projected to have increased 5.7 percent to $2.5 trillion in 2009, representing more than 17 percent of the gross domestic product. With the uncertain economic environment, rising healthcare costs, increased fiscal pressures on federal and state governments, and discussions on potential healthcare reform, healthcare spending will continue to be one of the greatest pressing issues for the American public and the government agencies. The rapidly evolving clinical and technological environment demands the expertise of specialized healthcare management services to provide both high-quality and affordable care.

        Through 2005, the Company predominantly operated in the managed behavioral healthcare industry. Since 2005, the Company has diversified into the areas of radiology benefits management, specialty pharmaceutical management, and Medicaid administration. The Company has transformed itself into a diversified specialty managed healthcare company by entering various healthcare cost and care management areas that represent a meaningful portion of the healthcare dollar and that are growing at a disproportionately higher rate than other areas of healthcare. The Company defines areas of healthcare that can be carved out for specialty healthcare management to be areas where:

  •
  The management and cost of care are separable from other areas of healthcare management;

  •
  The Company can provide value to its customers resulting from managing care beyond what such customers can achieve on their own;

  •
  The value that the Company provides to its customers is measurable.

Business Strategy

        The Company is engaged in the specialty managed healthcare business. It currently provides managed behavioral healthcare services, radiology benefit management services, specialty pharmaceutical management services, and Medicaid administration. The Company's strategy is to expand its participation in the healthcare management services market through the expansion of its existing businesses and diversification into new specialties and services. The Company believes that its clients would prefer to consolidate outsourced vendors and that as a vendor offering multiple outsourced products, it will have a competitive advantage in the market. The Company seeks to grow its specialty managed healthcare business through the following initiatives:

        Expanding the managed behavioral healthcare business.    The Company has operated in both the commercial and public sectors of managed behavioral healthcare by ensuring the delivery of quality outcomes and appropriate care through its unique behavioral healthcare expertise in managing clinical care, provider networks, claims, and customer service. The Company focuses on continually developing and providing innovative and cost effective solutions to its customers. Through its commercial behavioral segment, the Company seeks to provide a superior outsourced alternative to its health plan and employer customers. The Company has expanded its product offerings in response to legislative changes affecting mental health parity and autism. Through its public sector segment, the Company seeks to help state and local governments deal with their fiscal pressures resulting from increasing Medicaid enrollment and rising healthcare costs. The Company intends to continue marketing both its risk-based and ASO products, as well as new products, to its existing customer base and new customers, and to cross-sell its behavioral product portfolio to its other specialty segments' customer base.

        Expanding the radiology benefits management services business.    Since the Company's acquisition of NIA in 2006, the Company has continued its focus on delivering innovative and clinically appropriate radiology management programs that create value for its clients through the reduction in the number of inappropriate radiology services and by ensuring the delivery of appropriate services through quality providers. NIA seeks to distinguish itself in the marketplace through a focus on clinical excellence, provider partnerships, product and service innovation, and consumerism. Since the acquisition of NIA, the Company has expanded NIA's original product offerings into risk-based products, and continues to expand its product portfolio with customer-focused solutions in cardiac management, radiation oncology therapy management and non-advanced imaging management. The Company intends to continue marketing both its risk-based products and recently developed products to current ASO customers, as well as new RBM customers, through cross-selling to its other specialty segments' customer base and broadening its focus to new market segments.

        Expanding the specialty pharmaceutical management business.    Since the Company's acquisition of ICORE in 2006, the Company has continued to focus on the expansion of its unique service model of providing contracting and formulary optimization services, specialty pharmaceutical dispensing services, and strategic solutions consulting. ICORE's growth strategy is to leverage Magellan's operational platform, software development, and claims processing expertise to develop specialty pharmaceutical management products that drive savings for its customers. The Company recently expanded its product portfolio to include an oncology management product. The Company continues to cross-sell ICORE's product portfolio to its other specialty segments' customer base.

        Expanding the Medicaid administration business.    As previously discussed, the Company entered the Medicaid administration business through its acquisition of First Health Services on July 31, 2009. The Company believes it can leverage its operational platform and expertise to expand and enhance First

Health Services product offering. The Company intends to cross-sell First Health Services products to its current managed behavioral healthcare, radiology benefits management, and specialty pharmaceutical management customer base.

        Expanding product penetration in new or growing markets.    The Company seeks to expand its existing products and services in new and/or growing markets. For example, in recent years, the Medicaid market has increased its use of specialty managed healthcare services. With Medicaid experience in managed behavioral healthcare, radiology benefits management, specialty pharmaceutical management, and Medicaid administration, the Company believes it is positioned to grow its membership and revenues in the Medicaid market over the long term as a result of its proven expertise in managing these services.

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

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2008. The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2009. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. See further discussion related to these significant customers in "Risk Factors—Reliance on Customer Contracts." In addition, see "Risk Factors—Dependence on Government Spending" for discussion of risks to the Company related to government contracts.

Provider Network

        Except for certain services which were provided under the Maricopa Contract (see "Business—Business Overview"), the Company's managed behavioral healthcare services and EAP treatment services are provided by a contracted network of third-party providers, including psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company's managed behavioral healthcare network consists of approximately 72,000 behavioral healthcare providers, including facility locations, providing various levels of care nationwide. The Company's network providers are almost exclusively independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs.

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

Competition

        The Company's business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups, pharmacy benefit managers ("PBMs"), healthcare information technology solutions, and other specialty healthcare and managed care companies. Many of the Company's competitors, particularly certain insurance companies, HMOs, technology companies, and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company may also encounter competition in the future from new market entrants. In addition, some of the Company's customers that are managed care companies may seek to provide specialty managed healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely to a significant degree on price increases to achieve revenue growth, and expects to continue experiencing pricing pressures.

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2009 to June 17, 2010. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policies have a one-year term for the period June 17, 2009 to June 17, 2010. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim un-aggregated self-insured retention.

        The Company maintains separate professional liability insurance policies with unaffiliated insurers for its Maricopa Contract business relating to the behavioral health direct care facilities. The Maricopa Contract professional liability insurance policies effective dates are from September 1, 2008 to September 1, 2009. The Company purchased a five-year extended reporting period for the professional liability policies effective September 1, 2009 for the period September 1, 2009 to September 1, 2014, subject to a $0.5 million per claim un-aggregated self-insured retention. The professional liability policies are written on a "claims-made" basis.

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

Regulation

        General.    The specialty managed healthcare industry is subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing the licensing of insurance companies, HMOs, PPOs, TPAs, pharmacies and companies engaged in utilization review and specialty pharmaceutical management. In addition, the Company is subject to regulations concerning the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over healthcare services through the direct employment of physicians, psychiatrists or, in certain states, psychologists and other healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care and specialty pharmacy businesses and the provision of healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role it assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's operations is described in this section.

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

        Licenses.    Certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, transfer or assignment of licenses and certain intra-corporate transactions. One or multiple agencies may require as a condition of such license or approval that the Company cease or modify certain of its operations or modify the way it operates in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain a license or approval varies from state to state, and difficulties in obtaining a necessary license or approval may result in delays in the Company's plans to expand operations in a particular state and, in some cases, lost business opportunities. In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensing for its managed behavioral healthcare and radiology benefits management business as a single service HMO, TPA or utilization review agent in one or more jurisdictions. The Company has also sought and obtained utilization review licenses in some states for its pharmaceutical management business. Compliance activities, mandated changes in the Company's operations, delays in the expansion of the Company's business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company. As discussed below in the section entitled "Regulations Affecting the Company's Pharmacies," the Company is subject to certain state licensure requirements in relation to its specialty pharmaceutical management business.

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

        Numerous states require the licensing or certification of entities performing utilization review or TPA activities, however, certain federal courts have held that such licensing requirements are preempted by the Employment Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company's activities in some states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

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

        The Health Information Technology for Economic and Clinical Health Act ("HITECH Act") passed as part of the American Recovery and Reinvestment Act of 2009 represents a significant expansion of the HIPAA privacy and security laws. The HITECH Act provisions contain multiple effective dates. The Company believes it is currently in compliance with those provisions of the HITECH Act and associated regulations that are currently in effect and will be in compliance with those portions of the law and regulations that become effective in the future. Regulations interpreting this new law have yet to be promulgated. The Company believes that it can comply with changes in these laws and regulations, however there can be no assurance that compliance with such laws and regulations would not have a material adverse effect on its operations.

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

        Federal Anti-Remuneration/Fraud and Abuse Laws.    The federal healthcare Anti-Kickback Statute (the "Anti-Kickback Statute") prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, TRICARE or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded health care programs. The Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the U.S. Department of Health & Human Services ("DHHS"), and other administrative bodies. It also is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties. There have been a series of substantial civil and criminal investigations and settlements, at the state and federal level, by pharmacy benefit managers over the last several years in connection with alleged kickback schemes. The Company believes that it is in compliance with the legal requirements imposed by such anti-remuneration laws and regulations, however, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

        The Company is subject to certain provisions of the Deficit Reduction Act of 2005 (the "Act"). The Act requires entities that receive $5 million or more in annual Medicaid payments to establish written policies that provide detailed information about the Federal Civil False Claims Act and the remedies thereunder, as well as any state laws pertaining to civil or criminal penalties for false claims and statements, the "whistleblower" protections afforded under such laws, and the role of such laws in preventing and detecting fraud waste and abuse. The written policies are to be disseminated to all employees, contractors and agents which or who, on behalf of the entity, furnishes, or otherwise authorizes the furnishing of, Medicaid health care items or services; performs billing or coding functions, or is involved in the monitoring of health care provided by the entity. In addition, any such entity that has an employee handbook must include a specific discussion of the federal and state false claims laws, the rights of an employee to be protected as a whistle blower and the entity's policies and procedures for detecting and preventing fraud, waste and abuse. The Company does not believe that it is in violation of the Federal Civil False Claims Act (or its criminal counterparts) and the Company has a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.

        State Anti-Remuneration/False Claims Law.    Several states have laws and/or regulations similar to the federal anti-remuneration and Federal False Claims Act described above. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. The Company believes that it is in substantial compliance with the legal requirements imposed by such anti-remuneration laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

        ERISA.    Certain of the Company's services are subject to the provisions of ERISA. ERISA governs certain aspects of the relationship between employer-sponsored healthcare benefit plans and certain providers of services to such plans through a series of complex laws and regulations that are subject to periodic interpretation by the Internal Revenue Service ("IRS") and the U.S. Department of Labor. In some circumstances, and under certain customer contracts, the Company may be expressly named as a "fiduciary" under ERISA, or be deemed to have assumed duties that make it an ERISA fiduciary, and thus be required to carry out its operations in a manner that complies with ERISA in all material respects. The Company believes that it is in material compliance with ERISA and that such compliance does not currently have a material adverse effect on its operations, however there can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA will not have a material adverse effect on the Company.

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

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Dominici Mental Health Parity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g. limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This new law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. There is an exemption for small employers. On February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Interim Final Rules interpreting the MHPAEA. No assurance can be given that such legislation will not have a material adverse effect on the Company. However, the Company's risk contracts do allow for repricing to occur effective the same date that any legislation becomes effective if that legislation is projected to have a material affect on cost of care.

        Medicare Part D Laws and Regulations.    The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") established a voluntary outpatient prescription drug benefit for Medicare enrollees on an insured basis through Prescription Drug Plans, ("PDPs"), and by Medicare Advantage Plans ("Part D Activities"), in various regions across the United States. The MMA has been amended subsequently by several statutes, most notably the Medicare Improvements for Patients and Providers Act of 2008 (or "MIPPA"), and the federal Centers for Medicare and Medicaid Services ("CMS") have issued significant interpretive regulations and guidance regarding the Medicare Part D drug benefit program. Among other things, PDPs and Medicare Advantage Plans are subject to requirements intended to deter fraud, waste and abuse and are monitored strictly by the federal CMS and its contracted Medicare Drug Integrity Contractors ("MEDICs") to ensure that Part D program funds are not spent inappropriately.

        The Company is neither a PDP nor a Medicare Advantage Plan; however, the Company contracts with PDPs and Medicare Advantage Plans, ("Part D Plans") to provide various services. In the Company's capacity as a subcontractor with certain Part D Plan clients, the Company is indirectly subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If CMS or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, CMS or the health plan customer may require the Company to cease its Part D activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a Part D Plan will not terminate the Company's business relationships insofar as they pertain to Medicare Part D.

        CMS requires PDPs and Medicare Advantage Plans to report 100% of all price concessions received for PBM services. The applicable CMS guidance suggests that best practices would require PDPs and Medicare Advantage Plans to contractually require the right to audit their PBMs as well as require 100% transparency as to manufacturer rebates paid for drugs provided under the sponsor's plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM's services. Additionally, CMS requires Part D Plan sponsors to ensure through their contractual arrangements with first tier, downstream and related entities (which would include PBMs) that CMS has access to such entities' books and records pertaining to services performed in connection with Part D. The CMS regulations also suggests that Part D Plan sponsors should contractually require their first tier, downstream and related entities to comply with certain elements of the sponsor's compliance program. The Company has not experienced and does not anticipate that such disclosure and auditing requirements, to the extent required by Medicare plan partners, will have a materially adverse effect on the Company's specialty pharmacy business.

        CMS also requires that Part D plan sponsors, beginning in 2010, calculate beneficiary cost sharing based upon the price ultimately received by the pharmacy or other dispensing provider, rather than upon the price paid by the plan. Such calculation could potentially result in lower pharmacy claims reimbursement by Part D plan sponsors. In addition, CMS requires that any profit realized or loss incurred by a PBM through price negotiations with pharmacies or manufacturers be included as administrative costs to the plan rather than being factored into drug costs for reimbursement purposes.

        FDA Regulation.    The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional activities that are performed "by or on behalf of" a drug manufacturer. The Company's business includes the provision of educational seminars for prescribers and other of the Company's customers on behalf of manufacturer clients and thus may be subject to the federal laws applicable to the promotion of prescription drugs. There can be no assurance that the FDA will not attempt to assert jurisdiction over certain aspects of the Company's specialty pharmacy business in the future and, although the Company is not controlled directly or indirectly by any drug manufacturer, the impact of future FDA regulation could materially adversely affect the Company's specialty pharmacy business, results of operations, financial condition or cash flows.

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

        State Legislation Affecting Plan or Benefit Design.    Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive formulary and network design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to pharmacy benefits. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to the Company directly, but may apply to certain clients of the Company, such as HMOs and health insurers.

        Legislation Affecting Drug Prices.    Specialty pharmaceutical manufacturers generally report various price metrics to the federal government, including "average sales price" ("ASP"), "average manufacturer price" ("AMP") and "best price" ("BP"). The Company does not calculate these price metrics, but the Company notes that the ASP, AMP and BP methodologies may create incentives for some drug manufacturers to reduce the levels of discounts or rebates available to purchasers, including the Company, or their clients with respect to specialty drugs. Any changes in the guidance affecting pharmaceutical manufacturer price metric calculations could materially adversely affect the Company's business.

        Additionally, most of the Company's dispensing contracts with its customers use "average wholesale price" ("AWP") as a benchmark for establishing pricing. As part of settlements in the consolidated cases of New England Carpenters Health Benefit Fund, et. al. v. First Data Bank, et. al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.) and District Council 37 Health and Security Plan, et al. v. Medi-Span, a division of Wolters Kluwer Health, Inc., Civil Action No. 07-10988-PBS (D. Mass.), First Data Bank and Medi-Span, two of several companies that report data on prescription drug prices, have agreed to reduce the wholesale average cost ("WAC") to AWP mark up of certain pharmaceutical products. The reduction in WAC to AWP mark up has the effect of reducing the AWP. This settlement has not had a material adverse affect on the Company's results of operations.

        Regulations Affecting the Company's Pharmacies.    The Company owns two pharmacies that provide services to certain of the Company's health plan customers. The activities undertaken by the Company's pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the licensure and operation of mail order and non-resident pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. The Company's pharmacy facilities are located in Florida and New York and are duly licensed to conduct business in those states. Many states, however, require out-of-state mail order pharmacies to register with or be licensed by the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state, and some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. The Company holds mail order and non-resident pharmacy licenses where required.

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

        Federal Regulations affecting Procurement.    The Company also provides services to various state Medicaid programs. Services procurement is governed in part by federal regulations because the federal government provides a substantial amount of funding for the services. The Company's state customers risk loss of federal funding if the Company is not in compliance with federal regulations. The Company's non-compliance may also lead to unanticipated, negative financial consequences including corrective action plans or contract default risks. The Company believes the Company is in substantial compliance with various federal regulations and in compliance with contract provisions relating to the services provided by a commercial organization.

        Other Proposed Legislation.    In the last five years, legislation has periodically been introduced at the state and federal levels providing for new healthcare regulatory programs and materially revising existing healthcare regulatory programs (including, without limitation, legislation to carve out certain classes from generic substitution). Recently some states including Massachusetts, Connecticut and California have enacted or considered legislation regarding various forms of mandatory or universal health insurance coverage. Such legislation could include both federal and state bills affecting Medicaid programs which may be pending in, or recently passed by, state legislatures and which are not yet available for review and analysis. Such legislation could also include proposals for national health insurance or state-based mandatory universal health insurance coverage and other forms of federal and state regulation of health insurance and healthcare delivery. In states in which such new state legislation has been enacted, there has been no material adverse impact on the Company. However, the Company at this time is unable to predict whether there may be any effect, positive or negative on its business as a result of any such future legislation.

        Health Care Reform.    There is currently discussion about the potential for health care reform, both at state and national levels. The proposals for reform include the government assuming a larger role in the health care system or a restructuring of Medicare or Medicaid programs. One of the items discussed has been reducing payments to private health plans offering Medicare Advantage. Depending on the outcome of these potential reductions, there is the possibility that membership and earnings derived from these plans may decrease. The Company cannot speculate on the outcome of any such "reform", how it may impact the Company's business, and when it may become effective. Therefore, at this time the Company is unable to predict whether there will be any effect, positive or adverse, on its business as a result of any such healthcare reform.

Employees of the Registrant

        At December 31, 2009, the Company had approximately 5,200 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

History

        Magellan was incorporated in 1969 under the laws of the State of Delaware. The Company is engaged in the specialty managed healthcare business. As previously discussed, through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management through the Company's acquisition of NIA and into specialty pharmaceutical management as a result of the Company's acquisition of ICORE. The

Company recently expanded into Medicaid administration as a result of its July 31, 2009 acquisition of First Health Services.

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

        Substantially all of the Company's net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for 73.0 percent and 68.7 percent of the Company's net revenue in the years ended December 31, 2008 and 2009, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company's net revenue and have a material adverse effect on the Company's liquidity, profitability and financial condition.

Significant Customers

        Consolidated Company

        The Company's contracts with TennCare and the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2008. The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2009. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint and with the Pennsylvania Counties.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 714,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XIX eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through August 31, 2011 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $621.6 million and $725.0 million for the years ended December 31, 2008 and 2009, respectively.

        The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions was similarly re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continued to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extended through August 31, 2009, at which time the contracts terminated. The Company recorded net revenues of $282.4 million and $36.8 million for the years ended December 31, 2008 and 2009, respectively, from its TennCare contracts.

        Total net revenues from the Company's contracts with WellPoint were $186.7 million and $170.4 million during the years ended December 31, 2008 and 2009, respectively, including radiology benefits management revenue of $162.5 million and $155.9 million, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company had several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a term through December 31, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company's other radiology benefits management ASO contracts with WellPoint had $11.4 million of net revenues for the year ended December 31, 2008 and these ASO contracts terminated at various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $288.1 million and $315.5 million for the years ended December 31, 2008 and 2009, respectively.

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the years ended December 31, 2008 and 2009. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $217.0 million and $235.0 million for the years ended December 31, 2008 and 2009, respectively. The second customer has a contract that extends through June 30, 2014 and generated net revenues of $90.8 million and $85.8 million for the years ended December 31, 2008 and 2009, respectively.

        Net revenues from the Maricopa Contract and TennCare were each greater than ten percent of the net revenues for the Public Sector segment for the year ended December 31, 2008. In addition to the Maricopa Contract, one customer generated net revenues greater than ten percent of net revenues for the Public Sector segment for the year ended December 31, 2009. This customer generated net revenues of $140.5 million and $147.7 million for the years ended December 31, 2008 and 2009, respectively. This customer contract extends through June 30, 2012 with options for the customer to extend the term of the contract for three one year terms.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the years ended December 31, 2008 and 2009. This customer has a contract that extends through May 31, 2011 and generated net revenues of $96.4 million and $80.4 million for the years ended December 31, 2008 and 2009, respectively.

        Included in the Company's Specialty Pharmaceutical Management segment are five customers that each exceeded ten percent of the net revenues for this segment during the year ended December 31, 2008. Four of such customers generated $71.9 million, $49.5 million, $28.0 million, and $26.8 million of net revenues during the year ended December 31, 2008. The other contract generated net revenues of $27.1 million for the year ended December 31, 2008, and this contract terminated December 31, 2008. For the year ended December 31, 2009, four customers each exceeded ten percent of the net revenues for this segment. Such customers generated $85.7 million, $49.7 million, $43.9 million, and $30.9 million of net revenues during the year ended December 31, 2009. The previously mentioned contract that terminated as of December 31, 2008 generated net revenues for run-off activity of $7.4 million for the year ended December 31, 2009.

        For the period from August 1, 2009 through December 31, 2009, four customers each exceeded ten percent of the net revenues for the Medicaid Administration segment. Three of such customers generated $11.4 million, $10.5 million, and $9.0 million of net revenues for this segment. The other customer generated revenue of $8.8 million during this period, and this contract is scheduled to terminate June 30, 2010, unless terminated earlier by the customer.

Integration of Companies Acquired by Magellan—The Company's profitability could be adversely affected if the integration of companies acquired by Magellan is not completed in a timely and effective manner.

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

        The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as "risk-based contracts" or "risk-based products," which include EAP services. These arrangements provided 84.2 percent and 80.8 percent of the Company's net revenue in the years ended December 31, 2008 and 2009, respectively.

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

        All of the Company's Public Sector and Medicaid Administration segment net revenue and a portion of the Company's net revenue in the Company's other three operating segments are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company (See "Reliance on Customer Contracts"). In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company faces increased risks in this regard as state budgets have come under increasing pressure due to the recent economic downturn. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation to be negotiated by the parties in good faith. Government and other third-party payors generally seek to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

Restrictive Covenants in the Company's Debt Instruments—Restrictions imposed by the Company's debt agreements limit the Company's operating and financial flexibility. These restrictions may adversely affect the Company's ability to finance the Company's future operations or capital needs or engage in other business activities that may be in the Company's interest.

        On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provided for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2008 Credit Facility"). On April 29, 2009, the Company entered into an amendment to the 2008 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provides for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2009 Credit Facility"), which contains a number of covenants. These covenants limit Company management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        These restrictions could adversely affect the Company's ability to finance future operations or capital needs or engage in other business activities that may be in the Company's interest. The 2009 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2009 Credit Facility, pursuant to its terms, would result in an event of default under the 2009 Credit Facility. The 2009 Credit Facility is guaranteed by most of the Company's subsidiaries and is secured by most of the Company's assets and the Company's subsidiaries' assets.

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

        In October 2008, the United States Congress passed legislation establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g. limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for members. This new law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and SCHIP plans. There is an exemption for small employers. Interim final regulations were issued on February 2, 2010. No assurance can be given that such legislation will not have a material adverse effect on the Company. However, the Company's commercial risk behavioral contracts generally allow for re-pricing to occur in the event that any legislation becomes effective if that legislation or regulation results in a material affect on cost of care.

        There is currently discussion about the potential for health care reform, both at state and national levels. The proposals for reform include the government assuming a larger role in the health care system or a restructuring of Medicare or Medicaid programs. One of the items discussed has been reducing payments to private health plans offering Medicare Advantage. Depending on the outcome of these potential reductions, there is the possibility that membership and earnings derived from these plans may decrease. The Company cannot speculate on the outcome of any such "reform," how it may impact the Company's business, and when it may become effective. Therefore, at this time the Company is unable to predict whether there will be any effect, positive or adverse, on its business as a result of any such healthcare reform.

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

        With the Company's acquisition of ICORE, additional federal and state regulations became applicable to the Company. Various aspects of the Company's Specialty Pharmaceutical Management segment are governed by federal and state laws and regulations not previously applicable to the Company or which may now be applicable in different ways. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of the Company's business. There are significant uncertainties involving the application of many of these legal requirements to the Company. Accordingly, the Company may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting its compliance practices, or modifying its business practices, in order to satisfy changing interpretations and regulatory policies. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which, if adopted, could adversely affect the Company's business. See "Regulation" above.

Risks Related To Realization of Goodwill and Intangible Assets—The Company's profitability could be adversely affected if the value of intangible assets is not fully realized.

        The Company's total assets at December 31, 2009 reflect goodwill of approximately $426.5 million, representing approximately 30.0 percent of total assets. The Company completed the Company's annual impairment analysis of goodwill as of October 1, 2009 noting that no impairment was identified.

        At December 31, 2009, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $64.8 million. Intangible assets are amortized over their estimated useful lives, which range from approximately three to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

        Any event or change in circumstances leading to a future determination requiring write-off of a significant portion of unamortized intangible assets or goodwill would adversely affect the Company's profitability.

Claims for Professional Liability—Pending or future actions or claims for professional liability (including any associated judgments, settlements, legal fees and other costs) could require the Company to make significant cash expenditures and consume significant management time and resources, which could have a material adverse effect on the Company's profitability and financial condition.

        Management and administration of the delivery of specialty managed healthcare, the operation of specialty pharmacies and specialty pharmacy drug dispensing, and the direct provision of healthcare treatment services such as the services that the Company provided through the direct care clinics operated under the Maricopa Contract, entail significant risks of liability. In recent years, participants in the healthcare industry generally, as well as the specialty managed healthcare industry, have become subject to an increasing number of lawsuits. From time to time, the Company is subject to various actions and claims of professional liability alleging negligence in performing utilization review and other specialty managed healthcare activities, as well as for the acts or omissions of the Company's employees, including employed physicians and other clinicians, network providers, pharmacists, or others. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company, the Company's employees, or the Company's network providers. The Company is also subject to actions and claims for the costs of services for which payment was denied. Many of these actions and claims seek substantial damages and require the Company to incur significant fees and costs related to the Company's defense and consume significant management time and resources. While the Company maintains professional liability insurance, there can be no assurance that future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company's profitability and financial condition.

Professional Liability and Other Insurance—Claims brought against the Company that exceed the scope of the Company's liability coverage or denial of coverage could materially and adversely affect the Company's profitability and financial condition.

        The Company maintains a program of insurance coverage against a broad range of risks in the Company's business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company's potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2009, the Company had approximately $103.5 million of such bonds outstanding. The Company's insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company's alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company's profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

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

        The Company's available-for-sale investment securities were $230.4 million and represented 16.0 percent of the Company's total consolidated assets at December 31, 2009. These assets are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of shareholders' equity, unless a decline in value is deemed to be other-than-temporary. If a decline in value is deemed to be other-than-temporary, the cost basis of the impaired security is written down to fair value and a charge is taken through operations. The Company has concluded that all of the Company's unrealized losses are temporary and the Company has the intent and ability to hold the securities until they recover or mature. Therefore, the Company has not recorded any other than temporary impairments.

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

        The state of the economy has negatively affected state budgets and could adversely affect the Company's reimbursement from state Medicaid programs in its Medicaid Administration and Public Sector segments. The state of the economy and adverse economic conditions could also adversely affect the Company's customers in the Commercial, Radiology Benefits Management and Specialty Pharmaceutical Management segments resulting in increased pressures on the Company's operating margins. In addition, the economic conditions may result in decreased membership in the Commercial, Radiology Benefits Management, and Specialty Pharmaceutical Management segments, thereby adversely affecting the revenues to the Company from such customers as well as the Company's operating profitability.

        Adverse economic conditions in the debt markets may affect the Company's ability to refinance, or the terms of, a new credit facility, upon the maturity of the Company's existing 2009 Credit Facility on April 28, 2010.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company currently leases approximately 1.3 million square feet of office space comprising 77 offices in 26 states, the District of Columbia and Ontario, Canada with terms expiring between February 2010 and August 2015. The Company's principal executive offices are located in Avon, Connecticut, which lease expires in September 2012. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since January 6, 2004, shares of the Company's Ordinary Common Stock, $0.01 par value per share ("Ordinary Common Stock") have traded on the NASDAQ Stock Market under the symbol "MGLN." For further information regarding the Company's Ordinary Common Stock, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. Warrants to purchase shares of the Company's Ordinary Common Stock have traded on the Over-the-Counter Bulletin Board ("OTCBB") under the ticker symbol MGLNW since February 2, 2004. The following tables set forth the high and low closing bid prices of the Company's Ordinary Common Stock as reported by the NASDAQ Stock Market for the years ended December 31, 2008 and 2009, as follows:

	Ordinary Common Stock Sales Prices
	High	Low
2008
First Quarter	47.93	37.80
Second Quarter	41.23	36.10
Third Quarter	44.41	35.18
Fourth Quarter	40.73	30.54
2009
First Quarter	39.19	31.66
Second Quarter	36.98	29.22
Third Quarter	33.18	30.44
Fourth Quarter	41.83	29.63

        As of December 31, 2009, there were approximately 299 stockholders of record of the Ordinary Common Stock. The stockholders of record data for the Ordinary Common Stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

  Comparison of Cumulative Total Returns

        The following graph compares the change in the cumulative total return on the Company's common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31,2004, and comparing relative values on December 31, 2005, 2006, 2007, 2008 and 2009. The Company did not pay any dividends during the period reflected in the graph. Note that the common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Total Return

	December 31,
	2004	2005	2006	2007	2008	2009
Magellan Health Services, Inc.	$100.00	$92.07	$126.52	$136.50	$114.64	$119.23
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P 500 Managed Health Care Index	100.00	142.70	133.31	154.06	69.26	88.44

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

Stock Repurchase

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 3,866,505 shares of the Company's common stock at an aggregate cost of $136.0 million (excluding broker commissions) during the year ended December 31, 2008 and made open market purchases of 1,859,959 shares of the Company's common stock at an average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the period January 1, 2009 through April 7, 2009, which was the date that the repurchase program was completed, the $200 million authorization having been exhausted.

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009.

        Following is a summary of stock repurchases made during the three months ended December 31, 2009:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
October 1–31, 2009	315,265	$29.80	315,265	$86,900
November 1–30, 2009	199,258	$34.93	199,258	79,940
December 1–31, 2009	152,602	$36.47	152,602	74,376

	667,125		667,125	$74,376

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from January 1, 2010 through February 25, 2010, the Company made additional open market purchases of 16,200 shares at an aggregate cost of $0.6 million, excluding broker commissions.

Dividends

        The Company did not declare any dividends during either of the years ended December 31, 2008 or 2009. The Company is prohibited from paying dividends on the Ordinary Common Stock under the terms of the 2009 Credit Facility, except in limited circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Liquidity and Capital Resources—Restrictive Covenants in Debt Agreements."

Item 6.    Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2005, 2006, 2007, 2008 and 2009.

        Selected consolidated financial information for the years ended December 31, 2007, 2008 and 2009 and as of December 31, 2008 and 2009 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2005 and 2006 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007	2008	2009
Statement of Operations Data:
Net revenue	$1,808,003	$1,690,270	$2,155,953	$2,625,394	$2,641,814
Cost of care	1,204,659	1,081,080	1,409,103	1,830,542	1,765,313
Cost of goods sold	—	41,809	149,585	181,356	203,336
Direct service costs and other operating expenses(1)	377,533	385,478	404,003	426,627	465,710
Equity in earnings of unconsolidated subsidiaries	(4,350)	(390)	—	—	—
Depreciation and amortization	49,088	48,862	57,524	60,810	47,268
Interest expense	44,005	7,292	6,386	2,846	2,424
Interest income	(17,464)	(17,628)	(23,836)	(17,030)	(6,245)
Gain on sale of assets	(56,367)	(5,148)	—	—	—
Special benefits	(556)	—	—	—	—

Income from continuing operations before income taxes	211,455	148,915	153,188	140,243	164,008
Provision for income taxes	82,463	62,653	59,030	54,038	57,337

Income from continuing operations	128,992	86,262	94,158	86,205	106,671
Income from discontinued operations(2)	1,597	—	—	—	—

Net income	$130,589	$86,262	$94,158	$86,205	$106,671

Income per common share—basic:
Income from continuing operations	$3.59	$2.33	$2.42	$2.18	$3.03
Income from discontinued operations	0.04	—	—	—	—
Net income	$3.63	$2.33	$2.42	$2.18	$3.03
Income per common share—diluted:
Income from continuing operations	$3.42	$2.23	$2.36	$2.16	$3.01
Income from discontinued operations	0.04	—	—	—	—
Net income	$3.46	$2.23	$2.36	$2.16	$3.01

	December 31,
	2005	2006	2007	2008	2009
Balance Sheet Data:
Current assets	$540,777	$535,574	$803,092	$822,420	$753,588
Current liabilities	311,925	321,073	375,859	373,881	369,164
Property and equipment, net	102,898	100,255	105,735	88,436	108,219
Total assets	1,069,486	1,207,520	1,435,123	1,417,564	1,441,041
Total debt and capital lease obligations	63,084	41,913	13,969	28	—
Stockholders' equity	$633,077	$763,567	$908,232	$908,073	$950,492

(1)
Includes stock compensation expense of $15.8 million, $34.0 million, $30.0 million, $32.8 million and $19.8 million in 2005, 2006, 2007, 2008 and 2009, respectively.

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

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. The Company recently expanded into Medicaid administration as a result of its July 31, 2009 acquisition of certain equity interests and assets from Coventry as discussed in "Acquisition of First Health Services" below. The Company provides services to health plans, insurance companies, employers, labor unions and various governmental agencies. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as related to the Company's contract to provide managed behavioral healthcare services to

Medicaid recipients and other beneficiaries under the Maricopa Contract. Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March 2009, the Company began the operation of two additional behavioral health direct care facilities. In 2008 and 2009, the Company entered into agreements to transition all behavioral health direct care facilities over various dates. All of the direct care facilities have been transitioned as of December 31, 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Commercial segment generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2009, Commercial's covered lives were 4.1 million, 13.6 million and 20.3 million for risk-based, EAP and ASO products, respectively. For the year ended December 31, 2009, Commercial's revenue was $421.0 million, $103.1 million and $126.0 million for risk-based, EAP and ASO products, respectively.

        Public Sector.    The Public Sector segment generally reflects services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2009, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the year ended December 31, 2009, Public Sector's revenue was $1.4 billion and $6.2 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. As of December 31, 2009, covered lives for Radiology Benefits Management were 3.4 million and 14.1 million for risk-based and ASO products, respectively. For the year ended December 31, 2009, revenue for Radiology Benefits Management was $254.6 million and $50.7 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs often with sensitive handling or storage needs. Patients receiving these drugs require greater amounts of clinical and financial support than those taking more traditional agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) dispensing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology management services to health plans and state Medicaid programs. The Company's Specialty Pharmaceutical Management segment had contracts with 40 health plans, and several pharmaceutical manufacturers and state Medicaid programs as of December 31, 2009.

Medicaid Administration

        The Medicaid Administration segment generally reflects integrated clinical management services provided to the public sector to manage Medicaid, pharmacy, mental health and long-term care programs. The Company's Medicaid Administration services include the management of pharmacy benefits administration, medical management information services and fiscal agent services, and health care management services. Medicaid Administration management services are provided under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass FFS arrangements.

Corporate and Other

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Acquisition of National Imaging Associates

        On January 31, 2006, the Company acquired all of the outstanding stock of NIA for approximately $121 million in cash, after giving effect to cash acquired in the transaction, and NIA became a wholly-owned subsidiary. The Company reports the results of operations of NIA in the Radiology Benefits Management segment.

Acquisition of ICORE Healthcare, LLC

        On July 31, 2006, the Company acquired all of the outstanding units of membership interest of ICORE and ICORE became a wholly-owned subsidiary. The Company reports the results of operations of ICORE in the Specialty Pharmaceutical Management segment.

        The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom were members of ICORE's management team, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders did not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment"), subject to any indemnity claims Magellan may have had under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the "Working Capital Payments"), which was $18.2 million of which $17.8 million was paid during 2007 with the remainder paid in January 2008; and (v) a potential earn-out of up to $75 million (the "Earn-Out"), provided the unitholders did not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $18.2 million of Working Capital

Payments were recorded as purchase price. The $24 million of restricted stock was recognized as stock compensation expense over the three year vesting period. The $24 million in restricted stock was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing. The Deferred Payment was paid in December 2008. The Earn-Out included (i) up to $25 million based on earnings for the 18 month period ended December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The Earn-Out provisions were not met and, as a result, the Company did not pay any additional purchase consideration.

Acquisition of First Health Services

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry, on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health Services") and certain assets of Coventry which are related to the operation of the business conducted by First Health Services. First Health Services provides pharmacy benefits management and other services to Medicaid programs. As consideration for the Acquisition, the Company paid $115.4 million in cash, excluding cash acquired and including a payment of $7.4 million for excess working capital with such amount being subject to final adjustments as provided in the Purchase Agreement. The Company funded the Acquisition with cash on hand. The Company reports the results of operations of First Health Services as a separate segment entitled "Medicaid Administration."

Stock Compensation

        At December 31, 2008 and 2009, the Company had equity-based employee incentive plans, which are described more fully in Note 6—"Stockholder's Equity" to the consolidated financial statements set forth elsewhere herein. The Company recorded stock compensation expense of $32.8 million and $19.8 million for the years ended December 31, 2008 and 2009. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term of three years.

        The Company estimates the fair value of substantially all stock options using the Black-Scholes-Merton option pricing model that employs certain factors including expected volatility of stock price, expected life of the option, risk-free interest rate and expected dividend yield. For the years ended December 31, 2008 and 2009, such volatility was based on the historical volatility of the Company's stock price.

        The expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

        The Company recognizes compensation expense for only the portion of options, restricted stock or restricted stock units that are expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company's estimated forfeiture rates for the years ended December 31, 2007, 2008 and 2009 are two percent, eight percent, and five percent, respectively. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $1.9 billion, $2.2 billion and $2.2 billion for the years ended December 31, 2007, 2008 and 2009, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $33.3 million, $36.1 million and $104.4 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $40.6 million, $120.0 million and $106.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $160.6 million, $195.6 million and $221.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $10.4 million, $13.4 million and $7.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's income statement and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	2007	2008	2009
Claims payable and IBNR, beginning of period	$156,079	$185,349	$184,422
Cost of care:
Current year	1,416,700	1,836,425	1,771,213
Prior years	(7,597)	(5,883)	(5,900)

Total cost of care	1,409,103	1,830,542	1,765,313

Claim payments and transfers to other medical liabilities(1):
Current year	1,248,549	1,676,975	1,624,626
Prior years	131,284	154,494	156,258

Total claim payments and transfers to other medical liabilities	1,379,833	1,831,469	1,780,884

Claims payable and IBNR, end of period	185,349	184,422	168,851
Withhold receivables, end of period(2)	(22,683)	(28,562)	(25,182)

Medical claims payable, end of period	$162,666	$155,860	$143,669

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

2009 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
-3%	$(20,000)	-3%	$(31,000)
-2%	(13,000)	-2%	(20,500)
-1%	(6,000)	-1%	(10,000)
1%	6,000	1%	10,000
2%	13,000	2%	20,500
3%	20,000	3%	31,000

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2009; however, actual claims payments may differ from established estimates.

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

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Accounting Standards Codification ("ASC") 360-10-20. Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

Goodwill

        The Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit that has been allocated goodwill based on various valuation techniques, with the primary technique being a discounted cash flow analysis, which requires the input of various assumptions with respect to revenues, operating margins, growth rates and discount rates. The estimated fair value for each reporting unit is compared to the carrying value of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

        The fair value of the Health Plan reporting unit (a component of the Commercial segment) was determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        The fair value of the Radiology Benefits Management reporting unit was determined using discounted cash flow, merger and acquisition, and public company methods. Key assumptions for the discounted cash flow method are consistent with those described above. Key assumptions for the merger and acquisition method include actual operating results and appropriate revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples. Key assumptions for the public company method include actual operating results, projected operating results, and appropriate EBITDA, earnings before interest and taxes ("EBIT"), and debt free net income multiples. The weighting applied to the fair values determined using the discounted cash flow, merger and acquisition, and public company methods to determine an overall fair value for Radiology Benefits Management was 60 percent, 20 percent and 20 percent, respectively.

        The fair value of the Specialty Pharmaceutical Management reporting unit was determined using discounted cash flow, merger and acquisition, and public company methods. Key assumptions for all of these methods are consistent with those described above. Equal weighting was applied to the fair values determined using the discounted cash flow, merger and acquisition, and public company methods to determine an overall fair value for Specialty Pharmaceutical Management.

        The fair value of the Medicaid Administration reporting unit was determined using a discounted cash flow method as of the Company's acquisition of First Health Services using assumptions consistent with those described above. Given that the acquisition of First Health Services occurred two months prior to the date of the annual impairment test, and since there have been no significant changes in the business assumptions for First Health Services, the Company did not obtain an additional valuation for purposes of the goodwill impairment test.

        As a result of the first step of the 2009 annual goodwill impairment analysis, the fair value of each reporting unit with allocated goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 65 percent decline in fair value of the Health Plan reporting unit, a 19 percent decline in fair value of Radiology Benefits Management, or a 34 percent decline in fair value of Specialty Pharmaceutical Management would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        The balance of goodwill has been allocated to the Company's reporting units as follows (in thousands):

	December 31,
	2008	2009
Health Plan	$120,485	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291
Medicaid Administration	—	59,146

Total	$367,325	$426,471

        The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 are reflected in the table below (in thousands):

	2008	2009
Balance as of beginning of period	$367,872	$367,325
Adjustment due to changes in valuation allowances(1)	219	—
Adjustment for tax contingency reversals(1)	(766)	—
Acquisition of First Health Services	—	59,146

Balance as of end of period	$367,325	$426,471

(1)
Prior to 2009, reversals of both valuation allowances and unrecognized tax benefits were, in most instances, recorded as adjustments to goodwill. Subsequent to January 1, 2009, all such reversals will be recorded as reductions to income tax expense and only those changes occurring during the measurement period subsequent to an acquisition will be recorded to goodwill.

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

        The Company estimates that it has federal net operating loss carryforwards ("NOLs") as of December 31, 2009 of $54.9 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382 ("Section 382") which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        The Company's valuation allowances against deferred tax assets were $9.4 million and $7.3 million as of December 31, 2008 and 2009, respectively, mostly relating to uncertainties regarding the eventual realization of certain state NOLs and other state deferred tax assets. Determination of the amount of deferred tax assets considered realizable required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

        Prior to 2009, in certain instances, reversals of both valuation allowances and unrecognized tax benefits were recorded as adjustments to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. Beginning in 2009 only those changes occurring during the measurement period subsequent to an acquisition will be recorded as adjustments to goodwill. All other reversals of valuation allowances and unrecognized tax benefits will be reflected as reductions to income tax expense. The Company's income tax expense for 2009 was reduced by $2.0 million as a result of this change.

        The balance of unrecognized tax benefits as of December 31, 2008 and 2009 was $129.2 million and $113.1 million, respectively, most of which was included in deferred credits and other long-term liabilities, and the remainder reducing deferred tax assets. If these unrecognized tax benefits had been realized as of December 31, 2008 and 2009, and had Accounting Standards Codification ("ASC") 805 "Business Combinations" been effective in 2008, $90.4 million and $88.3 million, respectively, would have impacted the effective tax rate.

        Included in the balance of unrecognized tax benefits recorded at December 31, 2008 and 2009 were liabilities of $14.1 million and $1.1 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the deferral of these deductions to later years would not affect the annual effective tax rate but could result in the acceleration of cash payments and/or reduction to the NOL carryforwards with respect to the earlier period.

        With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to December 31, 2006. Further, the statute of limitations regarding the assessment of the federal and most state and local income taxes for the year ended December 31, 2006 will expire during 2010. The Company anticipates that up to $3.3 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2009 could be reversed during 2010 as a result of statute expirations. All such reversals (net of the related indirect tax benefits) would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are not significant. See Note 11—"Business Segment Information" to the consolidated financial statements set forth elsewhere herein. The Company's segments are defined above.

        The table below summarizes, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2007
Net revenue	$784,533	$1,020,839	$170,240	$180,341	$—	$2,155,953
Cost of care	(392,325)	(902,594)	(114,184)	—	—	(1,409,103)
Cost of goods sold	—	—	—	(149,585)	—	(149,585)
Direct service costs	(163,800)	(51,922)	(48,841)	(21,529)	—	(286,092)
Other operating expenses	—	—	—	—	(117,911)	(117,911)
Stock compensation expense(1)	2,277	1,172	1,708	8,769	16,068	29,994

Segment profit (loss)	$230,685	$67,495	$8,923	$17,996	$(101,843)	$223,256

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2008
Net revenue	$649,636	$1,451,923	$295,336	$228,499	$—	$2,625,394
Cost of care	(344,761)	(1,278,316)	(207,465)	—	—	(1,830,542)
Cost of goods sold	—	—	—	(181,356)	—	(181,356)
Direct service costs	(154,894)	(68,914)	(54,482)	(25,623)	—	(303,913)
Other operating expenses	—	—	—	—	(122,714)	(122,714)
Stock compensation expense(1)	1,368	839	1,472	8,967	20,117	32,763

Segment profit (loss)	$151,349	$105,532	$34,861	$30,487	$(102,597)	$219,632

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Year Ended December 31, 2009
Net revenue	$650,139	$1,362,420	$305,251	$259,745	$64,259	$—	$2,641,814
Cost of care	(351,270)	(1,208,451)	(205,592)	—	—	—	(1,765,313)
Cost of goods sold	—	—	—	(203,336)	—	—	(203,336)
Direct service costs	(152,280)	(67,835)	(51,732)	(24,901)	(54,874)	—	(351,622)
Other operating expenses	—	—	—	—	—	(114,088)	(114,088)
Stock compensation expense(1)	953	690	1,260	5,383	27	11,469	19,782

Segment profit (loss)	$147,542	$86,824	$49,187	$36,891	$9,412	$(102,619)	$227,237

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit as calculated in the table above to consolidated income from continuing operations before income taxes for the years ended December 31, 2007, 2008 and 2009:

	2007	2008	2009
Segment Profit	$223,256	$219,632	$227,237
Stock compensation expense	(29,994)	(32,763)	(19,782)
Depreciation and amortization	(57,524)	(60,810)	(47,268)
Interest expense	(6,386)	(2,846)	(2,424)
Interest income	23,836	17,030	6,245

Income from continuing operations before income taxes	$153,188	$140,243	$164,008

Year ended December 31, 2009 ("2009") compared to the year ended December 31, 2008 ("2008")

Commercial

Net Revenue

        Net revenue related to the Commercial segment increased by 0.1 percent or $0.5 million from 2008 to 2009. The increase in revenue is mainly due to favorable rate changes of $11.7 million, increased membership from existing customers of $8.2 million, the favorable impact of contractual settlements in 2009 of $5.7 million, revenue from new contracts implemented after (or during) 2008 of $4.3 million, and other net favorable variances of $1.8 million, which increases were partially offset by terminated contracts of $26.1 million and net favorable retroactive membership adjustments of $5.1 million recorded in 2008.

Cost of Care

        Cost of care increased by 1.9 percent or $6.5 million from 2008 to 2009. The increase in cost of care is primarily due to increased membership from existing customers of $6.8 million and care trends and other net variances of $29.1 million, which increases were partially offset by terminated contracts of $17.1 million, unfavorable prior period medical claims development recorded in 2008 of $5.1 million, the favorable impact of contractual settlements in 2009 of $2.7 million, favorable prior period medical claims development recorded in 2009 of $2.5 million, and favorable prior period medical claims development for 2008 which was recorded in 2009 of $2.0 million. Cost of care as a percentage of risk revenue (excluding EAP revenue) increased from 76.2 percent in 2008 to 76.4 percent in 2009, mainly due to unfavorable care trends and business mix.

Direct Service Costs

        Direct service costs decreased by 1.7 percent or $2.6 million from 2008 to 2009. The decrease in direct service costs is mainly attributable to a one-time charge in 2008 of $2.5 million associated with legal matters. Direct service costs decreased as a percentage of revenue from 23.8 percent in 2008 to 23.4 percent in 2009, mainly due to business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 6.2 percent or $89.5 million from 2008 to 2009. This decrease is primarily due to the net impact of terminated contracts offset by increased membership from existing customers of $127.6 million, which decrease was partially offset by higher performance revenue in 2009 for the Maricopa Contract of $16.3 million and net favorable rate and contract funding changes of $21.8 million.

Cost of Care

        Cost of care decreased by 5.5 percent or $69.9 million from 2008 to 2009. This decrease is primarily due to care associated with terminated contracts offset by increased membership from existing customers of $96.1 million and favorable prior period medical claims development recorded in 2009 of $2.6 million, which decreases were partially offset by care associated with rate changes for contracts with minimum cost of care requirements of $9.4 million, favorable prior period medical claims development recorded in 2008 of $8.6 million, unfavorable medical claims development for 2008 which was recorded in 2009 of $2.4 million and care trends and other net variances of $8.4 million. Cost of care increased as a percentage of risk revenue from 88.4 percent in 2008 to 89.1 percent in 2009, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 1.6 percent or $1.1 million from 2008 to 2009. The decrease in direct service costs is primarily due to terminated contracts, partially offset by staffing required to support certain contracts. As a percentage of revenue, direct service costs increased from 4.7 percent in 2008 to 5.0 percent in 2009 mainly due to changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to the Radiology Benefits Management segment increased by 3.4 percent or $9.9 million from 2008 to 2009. This increase is primarily due to new contracts implemented after (or during) 2008 of $32.4 million, favorable rate changes of $19.5 million, favorable retroactive membership, rate, and contractual settlements recorded in 2009 of $2.4 million, net unfavorable retroactive membership and rate adjustments recorded in 2008 of $1.6 million and other net favorable variances of $2.9 million, which increases were partially offset by net decreased membership from existing customers of $39.4 million and terminated contracts of $9.5 million.

Cost of Care

        Cost of care decreased by 0.9 percent or $1.9 million from 2008 to 2009. This decrease is primarily due to decreased membership from existing customers of $31.9 million, favorable contractual settlements in 2009 of $4.7 million, favorable prior period medical claims development for 2008 which was recorded in 2009 of $1.0 million, and favorable prior period claims development recorded in 2009 of $0.8 million, which decreases were partially offset by new contracts implemented after 2008 of $22.6 million, favorable prior period medical claims development recorded in 2008 of $2.1 million, and unfavorable care trends and other net variances of $11.8 million. Cost of care decreased as a percentage of risk revenue from 86.7 percent in 2008 to 80.8 percent in 2009 mainly due to favorable rate changes, favorable contractual settlements, favorable care development and business mix.

Direct Service Costs

        Direct service costs decreased 5.0 percent or $2.8 million from 2008 to 2009. This decrease is primarily attributed to terminated contracts. As a percentage of revenue, direct service costs decreased from 18.4 percent in 2008 to 16.9 percent in 2009, mainly due to favorable rate changes and favorable contractual settlements.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to the Specialty Pharmaceutical Management segment increased 13.7 percent or $31.2 million from 2008 to 2009. This increase is primarily due to net increased dispensing activity from new and existing customers of $26.1 million, and increased contracting and formulary optimization revenue from new and existing customers of $5.1 million (including $0.7 million of retroactive formulary optimization revenue recorded in 2009).

Cost of Goods Sold

        Cost of goods sold increased 12.1 percent or $22.0 million from 2008 to 2009, primarily due to net increased dispensing activity from new and existing customers. As a percentage of the portion of net revenue that relates to dispensing revenue, cost of goods sold decreased from 92.7 percent in 2008 to 91.8 percent in 2009, mainly due to business mix.

Direct Service Costs

        Direct service costs decreased by 2.8 percent or $0.7 million from 2008 to 2009. This decrease is primarily due to the decrease in stock compensation expense, partially offset by expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 11.2 percent in 2008 to 9.6 percent in 2009, mainly due to decreased stock compensation expense and increased dispensing revenue.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration was $64.3 million for the period from August 1, 2009 through December 31, 2009. As discussed above, the acquisition of First Health Services closed on July 31, 2009 and thus 2008 does not include any operating results for this segment of the Company.

Direct Service Costs

        Direct service costs were $54.9 million for the period from August 1, 2009 thru December 31, 2009. As a percentage of revenue, direct service costs were 85.4 percent in such period.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment decreased by 7.0 percent or $8.6 million from 2008 to 2009. The decrease results primarily from expenses incurred in 2008 pursuant to the provisions of the former Chief Executive Officer's employment agreement of $10.1 million (including $5.4 million of stock compensation expense related to the accelerated vesting for certain equity awards), and net one-time expenses incurred in 2008 of $1.7 million, which increases were partially offset by one-time acquisition-related expenses incurred in 2009 of $1.4 million, and net other unfavorable variances of $1.8 million. As a percentage of total net revenue, other operating expenses decreased from 4.7 percent for 2008 to 4.3 percent for 2009, primarily due to prior year expenses incurred pursuant to the former Chief Executive Officer's employment agreement.

Depreciation and Amortization

        Depreciation and amortization expense decreased by 22.3 percent or $13.5 million from 2008 to 2009, primarily due to assets that became fully depreciated as of December 31, 2008, partially offset by asset additions after 2008 (inclusive of assets related to the acquisition of First Health Services).

Interest Expense

        Interest expense decreased by 14.8 percent or $0.4 million from 2008 to 2009, mainly due to reductions in outstanding debt balances as a result scheduled debt payments.

Interest Income

        Interest income decreased by 63.3 percent or $10.8 million from 2008 to 2009, mainly due to lower invested balances and lower yields.

Income Taxes

        The Company's effective income tax rate was 38.5 percent in 2008 and 35.0 percent in 2009. The 2008 and 2009 effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate in 2009 is lower than 2008 mainly due to more significant reversals in 2009 of valuation allowances on deferred state taxes and tax contingencies due to closure of statutes of limitation.

2008 compared to the year ended December 31, 2007 ("2007")

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

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to the Specialty Pharmaceutical Management segment increased 26.7 percent or $48.2 million from 2007 to 2008. This increase is primarily due to net increased dispensing activity from new and existing customers of $35.2 million, increased contract and formulary optimization revenue of $12.2 million (including $0.5 million of retrospective formulary optimization revenue recorded in 2008), and other net favorable variances of $0.8 million.

Cost of Goods Sold

        Cost of goods sold increased 21.2 percent or $31.8 million from 2007 to 2008, primarily due to net increased dispensing activity from new and existing customers. As a percentage of the portion of net revenue that relates to dispensing revenue, cost of goods sold decreased from 92.9 percent in 2007 to 92.7 percent in 2008, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 19.0 percent or $4.1 million from 2007 to 2008. This increase is primarily due to the expenses required to support the aforementioned increases to revenue. As a percentage of revenue, direct service costs decreased from 11.9 percent in 2007 to 11.2 percent in 2008, mainly due to increased dispensing revenue.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 4.1 percent or $4.8 million from 2007 to 2008. The increase results primarily from expenses incurred in 2008 pursuant to the provisions of the former Chief Executive Officer's employment agreement of $10.1 million (which includes $5.4 million of stock compensation expense related to the accelerated vesting for certain equity awards), and net one-time expenses incurred in 2008 of $1.7 million, which increases were partially offset by expenses incurred in 2007 related to bid proposals of $2.5 million, and net other favorable variances of $4.5 million. As a percentage of total net revenue, other operating expenses decreased from 5.5 percent for 2007 to 4.7 percent for 2008, primarily due to business mix and the increased revenue from radiology risk contracts and the Maricopa Contract.

Depreciation and Amortization

        Depreciation and amortization expense increased by 5.7 percent or $3.3 million from 2007 to 2008, primarily due to asset additions after (or during) 2007, inclusive of assets related to the Maricopa County contract, partially offset by a decrease in amortization expense due to an intangible asset which became fully amortized in 2007.

Interest Expense

        Interest expense decreased by 55.4 percent or $3.5 million from 2007 to 2008, mainly due to reductions in outstanding debt balances as a result of repayment of debt in 2008 and lower interest rates.

Interest Income

        Interest income decreased by 28.6 percent or $6.8 million from 2007 to 2008, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 38.3 percent in 2007 and 38.5 percent in 2008. The 2007 and 2008 effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest related to unrecognized tax benefits in its provision for income taxes.

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

        Care Trends.    The Company expects that the Commercial care trend factor for 2010 will be 7 to 9 percent, the Public Sector care trend factor for 2010 will be 1 to 3 percent and the Radiology Benefits Management care trend for 2010 will be 8 to 10 percent.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2009 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2009 Credit Facility as of December 31, 2009, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2009 compared to 2008

        Operating Activities.    The Company reported net cash provided by operating activities of $268.3 million and $218.6 million for 2008 and 2009, respectively. The $49.7 million decrease in operating cash flows from 2008 to 2009 is primarily attributable to the shift of restricted funds between cash and investments, which results in an operating cash flow change that is directly offset by an investing cash flow change. During 2008, $109.2 million of restricted cash was shifted to restricted investments as compared to 2009, in which $38.5 million of restricted cash was shifted to restricted investments, resulting in a net decrease in operating cash flows between periods of $70.7 million. Also contributing to the decrease in operating cash flows is the decrease in interest income of $10.8 million from 2008 to 2009. Partially offsetting these items is the year over year reduction in the funding of restricted cash for a risk radiology contract of $11.7 million, the increase in segment profit of $7.6 million from 2008, the release of restricted cash in 2009 of $7.1 million associated with a contract that terminated in 2007 and other net favorable items of $5.4 million.

        During 2009, the Company's restricted cash decreased $32.7 million. The change in restricted cash is attributable to the shift of restricted cash of $38.5 million to restricted investments and the reduction in restricted cash of $7.1 million associated with a contract that terminated in 2007, partially offset by an increase in restricted cash of $9.5 million associated with the Company's regulated entities and other net increases of $3.4 million. The majority of the increase in restricted cash for the Company's regulated entities is related to funding to satisfy increased equity requirements.

        Investing Activities.    The Company utilized $36.3 million and $33.2 million during 2008 and 2009, respectively, for capital expenditures. The majority of the capital expenditures for 2008 and 2009 are related to management information systems and related equipment. The Company used net cash of $176.0 million and $0.8 million for the net purchase of "available for sale" investments during the 2008 and 2009, respectively.

        During 2008, the Company made the final working capital payment of $0.4 million related to the acquisition of ICORE and settled the $25.0 million deferred payment associated with the acquisition of ICORE. During 2009, the Company acquired First Health Services for $115.4 million (which is net of cash acquired as of the close date of $2.0 million).

        Financing Activities.    During 2008, the Company had $14.0 million of debt and capital lease payments, paid $136.2 million for the repurchase of Company stock in accordance with its share buy-back program and had other net financing cash flow uses of $1.3 million. In addition, the Company received $12.9 million from the exercise of stock options and warrants, and obtained tax benefits of $7.5 million from the exercise of stock options and vesting of stock awards.

        During 2009, the Company paid $89.7 million on the repurchase of common stock in accordance with its share buy-back program and had other net financing cash flow uses of $0.2 million. In addition, the Company received $2.6 million from the exercise of stock options and warrants, and obtained tax benefits of $2.9 million from the exercise of stock options and vesting of stock awards.

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

        Financing Activities.    During 2007, the Company received proceeds of $32.4 million from the exercise of stock options and warrants, and obtained a tax benefit of $14.4 million from the exercise of stock options. In addition, the Company had $27.9 million of debt and capital lease payments and had other net financing cash flow uses of $0.2 million.

        During 2008, the Company made payments of $136.2 million, including broker commissions, for the repurchase of Company stock in accordance with its share buy-back program, had $14.0 million of debt and capital lease payments, and had other net financing cash flow uses of $1.3 million In addition, the Company received proceeds of $12.9 million from the exercise of stock options and warrants, and obtained tax benefits of $7.5 million from the exercise of stock options and vesting of stock awards.

Outlook—Liquidity and Capital Resources

        Liquidity.    During 2010, the Company expects to fund its estimated capital expenditures of $38 to $48 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2009 Credit Facility for its operations, capital needs or debt service in 2010. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company maintains its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial and credit markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        The following table sets forth the future financial commitments of the Company as of the December 31, 2009 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating leases(1)	$51,281	$21,397	$28,770	$1,114	$—
Purchase commitments(2)	515	515	—	—	—
FIN 48 liabilities(3)	113,100	—	—	—	—

	$164,896	$21,912	$28,770	$1,114	$—

(1)
Operating lease obligations include estimated future lease payments for both open and closed offices.

(2)
Purchase commitments include open purchase orders as of December 31, 2009 relating to ongoing capital expenditure and operational activities.

(3)
The Company is unable to make a reasonably reliable estimate of the period of the cash settlement with the respective taxing authorities for the $113.1 million balance of its tax contingency reserves. See further discussion in Note 7—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

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

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009.

        During the period from January 1, 2010 through February 25, 2010, the Company made additional open market purchases of 16,200 shares at an aggregate cost of $0.6 million, excluding broker commissions.

        Off-Balance Sheet Arrangements.    As of December 31, 2009, the Company has no material off-balance sheet arrangements.

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

        The 2009 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2009 Credit Facility pursuant to its terms, would result in an event of default under the 2009 Credit Facility.

        Although the 2009 Credit Facility expires on April 28, 2010, the Company believes it will be able to obtain a new facility or, if not, to use cash on hand to fund letters of credit and other liquidity needs.

        Net Operating Loss Carryforwards.    The Company estimates that it has reportable federal NOLs as of December 31, 2009 of approximately $54.9 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        As of December 31, 2009, the Company's valuation allowances against deferred tax assets were $7.3 million, mostly relating to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). This statement has been incorporated into ASC 105. This guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. Such guidance is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ending September 30, 2009 for the Company) and will not have an impact on the Company's results of operations or financial condition, but will change the referencing system for accounting standards. All public filings of the Company will now reference the ASC as the sole source of authoritative literature.

        In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations." This statement has been incorporated into ASC 805 "Business Combinations" ("ASC 805"). This guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition date fair values and changes other practices, some of which could have a material impact on how the Company accounts for future business combinations. This guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. The Company adopted this guidance in the Company's year beginning January 1, 2009. Prior to 2009, reversals of both valuation allowances and unrecognized tax benefits were, in most instances, recorded as adjustments to goodwill. As a result of the adoption, all such reversals, except as discussed below, will now be recorded as reductions to income tax expense. Accordingly, the Company's income tax expense for 2009 was reduced by $2.0 million related to those reversals occurring within the current year. Also as a result of such adoption, beginning in 2009 only those changes occurring during the measurement period subsequent to an acquisition will be recorded to goodwill. The adoption of this guidance did not have a material impact on the year ended December 31, 2009 related to the acquisition of First Health Services.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement has been incorporated into ASC 810 "Consolidation" ("ASC 810"). This guidance requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted this guidance in the Company's year beginning January 1, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." These statements have been incorporated into ASC 320 "Investments" ("ASC 320"). This guidance modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities, including the credit and non-credit components of impaired debt securities expected to be sold. Such guidance is effective for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). The adoption of this guidance did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This guidance amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." These statements have been incorporated into ASC 825 "Financial Instruments" ("ASC 825"). This guidance requires disclosures, in interim reporting periods and in financial statements for annual reporting periods, regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the balance sheet and also amends prior guidance on interim financial reporting, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. Such guidance is effective for interim reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). While the adoption of this guidance impacted the Company's disclosures, it did not have an impact on the Company's results of operations or financial condition.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". This statement has been incorporated into ASC 855 "Subsequent Events" ("ASC 855"). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). Accordingly, the Company evaluated subsequent events for recognition and disclosure through the filing date of this Form 10-K. The adoption of this guidance did not have an impact on the Company's results of operations or financial condition.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2009 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2009 Credit Facility as of December 31, 2009, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2009. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009. Management's assessments of the effectiveness of the Company's disclosure controls and procedures excludes the evaluation of the Company's internal controls over reporting of First Health Services, which was acquired by the Company on July 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        In the fourth quarter ended December 31, 2009, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework."

        Based on this assessment, management has concluded that, as of December 31, 2009, internal control over financial reporting is effective based on these criteria.

        Management's assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over reporting of First Health Services, which was acquired by the Company on July 31, 2009. These operations represent 9 percent and 12 percent of total and net assets of the Company, respectively, as of December 31, 2009 and 2 percent and 4 percent of revenues and Segment Profit, respectively, of the Company for the year then ended.

        The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report dated February 26, 2010 appears on page 63 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited Magellan Health Services, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of First Health Services Corporation, FHC, Inc. and Provider Synergies, LLC (collectively "First Health Services") which are included in the 2009 consolidated financial statements of the Company and collectively constituted 9 percent and 12 percent of total and net assets, respectively, as of December 31, 2009 and 2 percent and 4 percent of revenues and segment profit, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company did not include an evaluation of the internal control over financial reporting of First Health Services.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Health Services, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of Magellan Health Services, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 26, 2010

Item 9B.    Other Information

        None.

PART III

        The information required by Items 10 through 14 is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009, except for the following information required by Item 12 of this Part III.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2009 with respect to the Company's compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	5,065,967	(1)	$38.08	2,514,255	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,065,967	(1)	$38.08	2,514,255	(2)

(1)
Excludes shares of restricted stock held by employees or awarded to employees and the Company's directors. Additionally excludes 119,124 options issued to certain employees (mainly related to 100,000 options granted to employees that were previously employed by ICORE and 19,124 options granted to employees previously employed by NIA).

(2)
Consists of shares remaining available for issuance as of December 31, 2009 under the Company's equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options, warrants and rights and the shares of restricted stock issued as referred to in footnote (1) above.

        For further discussion, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Additional Information

        (a)   Documents furnished as part of the Report:

1.     Financial Statements

        Information with respect to this item is contained on Pages F-1 to F-44 of this Report on Form 10-K.

2.     Financial Statement Schedule

        Information with respect to this item is contained on page S-1 of this Report on Form 10-K.

3.     Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated June 27, 2006, among Magellan Health Services, Inc., Green Spring Health Services Inc., Magellan Sub Co. II, Inc., and Icore Healthcare LLC, which was filed as Exhibit 2.1 to the Company's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.
2.2	Purchase Agreement, dated June 4, 2009 by and among Coventry Health Care, Inc., Coventry Management Services, Inc., First Health Group Corp. and Magellan Health Services, Inc., which was filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which was filed on July 31, 2009 and is incorporated herein by reference.
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
4.8
Second Amendment to Credit Agreement, dated as of April 29, 2009, among Magellan Health Services, Inc., various lenders and Deutsche Bank AG New York Branch, as administrative agent, which was filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was filed on April 30, 2009 and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.9	Amendment to Employment Agreement, dated December 17, 2003, between the Company and Eric Reimer, Chief Growth Officer, which was filed as Exhibit 99.2 to the Company's current report on Form 8-K, which was filed on June 30, 2005, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.20	Second form of Notice of Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.6 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
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
*10.24
Form of Notice of Restricted Stock Award, relating to restricted shares granted under the Company's 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.8 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.30	Form of Notice of Restricted Stock Unit Award, pursuant to the 2006 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.42	Transition Agreement dated February 19, 2008 between the Company and Steven J. Shulman, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on February 25, 2008 and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.54	Amendment to Employment Agreement, dated May 1, 2008 between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer, which was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed on May 2, 2008, and is incorporated herein by reference.
*10.55
Magellan Health Services, Inc.—2008 Management Incentive Plan, effective as of February 27, 2008, which was filed as Appendix A to the Company's Definitive Proxy Statement, which was filed on April 11, 2008, and is incorporated herein by reference.
*10.56
Amendment to Employment Agreement, dated December 1, 2008, between the Company and Jeffrey West, Senior Vice President and Controller which was filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.57
Amendment to Employment Agreement, dated December 1, 2008, between the Company and Tina Blasi, Chief Executive Officer of NIA which was filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.58
Amendment to Employment Agreement, dated December 1, 2008, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary which was filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.59
Amendment to Employment Agreement, dated December 1, 2008, between the Company and R. Caskie Lewis-Clapper, Chief Human Resources Officer which was filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.60
Amendment to Employment Agreement, dated December 1, 2008, between the Company and Raju Mantena which was filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.61
Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Caskie Lewis-Clapper, Chief Human Resources Officer which was filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.62
Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Tina Blasi, Chief Executive Officer of NIA which was filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.63
Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Jeffrey West, Senior Vice President and Controller which was filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.64
Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary which was filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.65
Amendment to Employment Agreement, as amended and restated December 16, 2008, between the Company and Rene Lerer, M.D, Chief Executive Officer which was filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.66	Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Rene Lerer, Chief Executive Officer which was filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.67
Form of Stock Option Agreement, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on May 4, 2009 and is incorporated herein by reference.
*10.68
Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on May 4, 2009 and is incorporated herein by reference.
*10.69
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on May 4, 2009 and is incorporated herein by reference.
*10.70
Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on May 4, 2009 and is incorporated herein by reference.
*10.71
Employment Agreement, dated July 28, 2009 between Karen S. Rohan and Magellan Health Services, Inc., which was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which was filed on July 31, 2009 and is incorporated herein by reference.
*10.72
Amendment to Employment Agreement, dated July 28, 2009 between Magellan Health Services, Inc. and Karen S. Rohan, which was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which was filed on July 31, 2009 and is incorporated herein by reference.
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

4.     Additional Information

        The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the "Codes of Ethics"). Any such requests should be made in writing to the Investor Relations Department, Magellan Health Services, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Company's website at www.magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: February 26, 2010	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 26, 2010	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ RENE LERER Rene Lerer	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2010
/s/ ERAN BROSHY Eran Broshy	Director	February 26, 2010
/s/ MICHAEL DIAMENT Michael Diament	Director	February 26, 2010
/s/ WILLIAM D. FORREST William D. Forrest	Director	February 26, 2010
/s/ NANCY L. JOHNSON Nancy L. Johnson	Director	February 26, 2010
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	February 26, 2010

Signature	Title	Date

/s/ WILLIAM J. MCBRIDE William J. McBride	Director	February 26, 2010
/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 26, 2010
/s/ JONATHAN N. RUBIN Jonathan N. Rubin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010
/s/ JEFFREY N. WEST Jeffrey N. West	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2010

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

        The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 15(a)1:

Page(s)
Magellan Health Services, Inc.
Audited Consolidated Financial Statements
Report of independent registered public accounting firm	F-2
Consolidated balance sheets as of December 31, 2008 and 2009	F-3
Consolidated statements of income for the years ended December 31, 2007, 2008 and 2009	F-4
Consolidated statements of changes in stockholders' equity for the years ended December 31, 2007, 2008 and 2009	F-5
Consolidated statements of cash flows for the years ended December 31, 2007, 2008 and 2009	F-6
Notes to consolidated financial statements	F-7

        The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 15(a)2:

Schedule II—Valuation and qualifying accounts	S-1

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of the Company for the years ended December 31, 2007, 2008, and 2009 as listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, in 2009 the Company adopted ASC 805—Business Combinations, previously referred to as Statement of Financial Accounting Standard No. 141(R), Business Combinations.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Baltimore, Maryland February 26, 2010

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$211,825	$196,507
Restricted cash	192,395	159,659
Accounts receivable, less allowance for doubtful accounts of $1,915 and $1,358 at December 31, 2008 and 2009, respectively	82,076	114,434
Short-term investments (restricted investments of $116,112 and $102,922 at December 31, 2008 and 2009, respectively)	225,372	162,922
Deferred income taxes	58,092	57,329
Other current assets (restricted deposits of $17,769 and $15,467 at December 31, 2008 and 2009, respectively)	52,660	62,737

Total Current Assets	822,420	753,588
Property and equipment, net	88,436	108,219
Long-term investments (restricted investments of $8,527 and $60,230 at December 31, 2008 and 2009, respectively)	8,527	67,523
Deferred income taxes	76,769	17,725
Other long-term assets	3,472	2,703
Goodwill	367,325	426,471
Other intangible assets, net	50,615	64,812

Total Assets	$1,417,564	$1,441,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,527	$27,086
Accrued liabilities	96,541	93,760
Medical claims payable	155,860	143,669
Other medical liabilities	99,953	104,649

Total Current Liabilities	373,881	369,164
Tax contingencies	132,588	118,859
Deferred credits and other long-term liabilities	3,022	2,526

Total Liabilities	509,491	490,549

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2008 and 2009—Issued and outstanding—40,873 shares and 37,006 shares at December 31, 2008, respectively, and 41,044 shares and 34,535 shares at December 31, 2009, respectively	409	410
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	589,011	614,483
Retained earnings	449,252	555,923
Warrants outstanding	5,382	5,382
Accumulated other comprehensive income	172	114
Ordinary common stock in treasury, at cost, 3,867 shares and 6,509 shares at December 31, 2008 and 2009, respectively	(136,153)	(225,820)

Total Stockholders' Equity	908,073	950,492

Total Liabilities and Stockholders' Equity	$1,417,564	$1,441,041

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2007	2008	2009
Net revenue	$2,155,953	$2,625,394	$2,641,814

Cost and expenses:
Cost of care	1,409,103	1,830,542	1,765,313
Cost of goods sold	149,585	181,356	203,336
Direct service costs and other operating expenses(1)	404,003	426,627	465,710
Depreciation and amortization	57,524	60,810	47,268
Interest expense	6,386	2,846	2,424
Interest income	(23,836)	(17,030)	(6,245)

	2,002,765	2,485,151	2,477,806

Income from continuing operations before income taxes	153,188	140,243	164,008
Provision for income taxes	59,030	54,038	57,337

Net income	94,158	86,205	106,671
Other comprehensive income (loss)(2)	31	147	(58)

Comprehensive income	$94,189	$86,352	$106,613

Weighted average number of common shares outstanding—basic (See Note 6)	38,942	39,607	35,248

Weighted average number of common shares outstanding—diluted (See Note 6)	39,837	39,999	35,416

Net income per common share—basic:	$2.42	$2.18	$3.03

Net income per common share—diluted:	$2.36	$2.16	$3.01

(1)
Includes stock compensation expense of $29,994, $32,763 and $19,782 for the years ended December 31, 2007, 2008 and 2009, respectively.

(2)
Net of income tax provision (benefit) of $21, $94 and $(37) for the years ended December 31, 2007, 2008 and 2009, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

			Common Stock In Treasury
	Common Stock							Accumulated Other Comprehensive (Loss) Income
					Additional Paid in Capital	Retained Earnings	Warrants Outstanding		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	37,792	$378	—	$—	$476,645	$281,166	$5,384	$(6)	$763,567
Stock compensation expense	—	—	—	—	29,994	—	—	—	29,994
Exercise of stock options	2,327	24	—	—	32,379	—	—	—	32,403
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	570	—	—	—	570
Issuance of equity	38	—	—	—	(214)	—	—	—	(214)
Adoption of FIN 48	—	—	—	—	—	(12,277)	—	—	(12,277)
Net income	—	—	—	—	—	94,158	—	—	94,158
Other comprehensive income—other	—	—	—	—	—	—	—	31	31

Balance at December 31, 2007	40,157	402	—	—	539,374	363,047	5,384	25	908,232
Stock compensation expense	—	—	—	—	32,763	—	—	—	32,763
Exercise of stock options	591	7	—	—	12,883	—	—	—	12,890
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	5,378	—	—	—	5,378
Exercise of stock warrants	—	—	—	—	8	—	(2)	—	6
Issuance of equity	125	—	—	—	(1,395)	—	—	—	(1,395)
Repurchase of stock	—	—	(3,867)	(136,153)	—	—	—	—	(136,153)
Net income	—	—	—	—	—	86,205	—	—	86,205
Other comprehensive income—other	—	—	—	—	—	—	—	147	147

Balance at December 31, 2008	40,873	409	(3,867)	(136,153)	589,011	449,252	5,382	172	908,073
Stock compensation expense	—	—	—	—	19,782	—	—	—	19,782
Exercise of stock options	77	1	—	—	2,578	—	—	—	2,579
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	2,917	—	—	—	2,917
Exercise of stock warrants	—	—	—	—	1	—	—	—	1
Issuance of equity	94	—	—	—	194	—	—	—	194
Repurchase of stock	—	—	(2,642)	(89,667)	—	—	—	—	(89,667)
Net income	—	—	—	—	—	106,671	—	—	106,671
Other comprehensive loss—other	—	—	—	—	—	—	—	(58)	(58)

Balance at December 31, 2009	41,044	$410	(6,509)	$(225,820)	$614,483	$555,923	$5,382	$114	$950,492

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2007	2008	2009
Cash flows from operating activities:
Net income	$94,158	$86,205	$106,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,524	60,810	47,268
Non-cash interest expense	2,681	1,423	899
Non-cash stock compensation expense	29,994	32,763	19,782
Non-cash income tax expense	38,677	42,241	30,033
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(111,731)	60,368	32,736
Accounts receivable, net	2,707	(15,720)	(3,328)
Other assets	(5,233)	(9,290)	(8,936)
Accounts payable and accrued liabilities	15,056	11,519	(2,908)
Medical claims payable and other medical liabilities	69,824	(426)	(7,495)
Other	906	(1,589)	3,851

Net cash provided by operating activities	194,563	268,304	218,573

Cash flows from investing activities:
Capital expenditures	(47,553)	(36,314)	(33,220)
Acquisitions and investments in businesses, net of cash acquired	(17,790)	(25,425)	(115,438)
Purchase of investments	(133,643)	(404,420)	(299,357)
Maturity of investments	134,367	228,392	298,556

Net cash used in investing activities	(64,619)	(237,767)	(149,459)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(27,855)	(13,981)	(3)
Payments to acquire treasury stock	—	(136,153)	(89,667)
Proceeds from exercise of stock options and warrants	32,403	12,896	2,580
Tax benefit from exercise of stock options and vesting of stock awards	14,357	7,549	2,917
Other	(214)	(1,395)	(259)

Net cash provided by (used in) financing activities	18,691	(131,084)	(84,432)

Net increase (decrease) in cash and cash equivalents	148,635	(100,547)	(15,318)
Cash and cash equivalents at beginning of period	163,737	312,372	211,825

Cash and cash equivalents at end of period	$312,372	$211,825	$196,507

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. The Company recently expanded into Medicaid administration as a result of its July 31, 2009 acquisition of certain equity interests and assets from Coventry Health Care, Inc. ("Coventry") as discussed in Note 3—"Acquisition of First Health Services." The Company provides services to health plans, insurance companies, employers, labor unions and various governmental agencies. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as related to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March 2009, the Company began the operation of two additional behavioral health direct care facilities. In 2008 and 2009, the Company entered into agreements to transition all behavioral health direct care facilities over various dates. All of the direct care facilities have been transitioned as of December 31, 2009.

        The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

1. General (Continued)

the treatment services, and (iii) employee assistance programs ("EAPs") where the Company provides short-term outpatient behavioral counseling services.

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs often with sensitive handling, or storage needs. Patients receiving these drugs require greater amounts of clinical and financial support than those taking more traditional agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) dispensing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology management services to health plans and state Medicaid programs.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

1. General (Continued)

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). This statement has been incorporated into ASC 105. This guidance explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. Such guidance is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ending September 30, 2009 for the Company) and will not have an impact on the Company's results of operations or financial condition, but will change the referencing system for accounting standards. All public filings of the Company will now reference the ASC as the sole source of authoritative literature.

        In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) "Business Combinations." This statement has been incorporated into ASC 805 "Business Combinations" ("ASC 805"). This guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices, some of which could have a material impact on how the Company accounts for future business combinations. This guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. The Company adopted this guidance in the Company's year beginning January 1, 2009. Prior to 2009, reversals of both valuation allowances and unrecognized tax benefits were, in most instances, recorded as adjustments to goodwill. As a result of the adoption, all such reversals, except as discussed below, will now be recorded as reductions to income tax expense. Accordingly, the Company's income tax expense for 2009 was reduced by $2.0 million related to those reversals occurring within the current year. Also as a result of such adoption, beginning in 2009 only those changes occurring during the measurement period

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

subsequent to an acquisition will be recorded to goodwill. The adoption of this guidance did not have a material impact on the year ended December 31, 2009 related to the acquisition of First Health Services (as discussed in Note 3—"Acquisitions").

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement has been incorporated into ASC 810 "Consolidation" ("ASC 810"). This guidance requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company adopted this guidance in the Company's year beginning January 1, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." These statements have been incorporated into ASC 320 "Investments" ("ASC 320"). This guidance modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities, including the credit and non-credit components of impaired debt securities expected to be sold. Such guidance is effective for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). The adoption of this guidance did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This guidance amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." These statements have been incorporated into ASC 825 "Financial Instruments" ("ASC 825"). This guidance requires disclosures, in interim reporting periods and in financial statements for annual reporting periods, regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the balance sheet and also amends prior guidance on interim financial reporting, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. Such guidance is effective for interim reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). While the adoption of this guidance impacted the Company's disclosures, it did not have an impact on the Company's results of operations or financial condition.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". This statement has been incorporated into ASC 855 "Subsequent Events" ("ASC 855"). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). Accordingly, the Company evaluated subsequent events for recognition and disclosure through the filing date of this Form 10-K. The adoption of this guidance did not have an impact on the Company's results of operations or financial condition.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46R" ("SFAS 167"). SFAS 167 amends FASB Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require an analysis to determine whether

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $1.9 billion, $2.2 billion and $2.1 billion for the years ended December 31, 2007, 2008 and 2009, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $33.3 million, $36.1 million and $104.4 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $40.6 million, $120.0 million and $106.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $160.6 million, $195.6 million and $221.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $10.4 million, $13.4 million and $7.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Significant Customers

        Consolidated Company

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and with subsidiaries of WellPoint, Inc. ("WellPoint") each generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2007. TennCare and the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2008. The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2009. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 714,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XIX eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through August 31, 2011 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

revenues of $196.1 million, $621.6 million and $725.0 million for the years ended December 31, 2007, 2008 and 2009, respectively.

        The TennCare program is divided into three regions, and through March 31, 2007 the Company's TennCare contracts encompassed all of the TennCare membership for all three regions. As of April 1, 2007 substantially all of the membership in the Middle Grand Region was re-assigned to managed care companies in accordance with contract awards by TennCare pursuant to its request for proposals for the management of the integrated delivery of behavioral and physical medical care to the region. Substantially all of the membership in the West Grand and East Grand Regions was similarly re-assigned to managed care companies in accordance with contract awards by TennCare effective November 1, 2008 and January 1, 2009, respectively. The Company continued to manage behavioral healthcare services for children enrolled in TennCare Select High, statewide, as well as for certain out-of-state TennCare members pursuant to contracts that extended through August 31, 2009, at which time the contracts terminated. The Company recorded net revenues of $316.9 million, $282.4 million and $36.8 million for the years ended December 31, 2007, 2008 and 2009, respectively, from its TennCare contracts.

        Total net revenues from the Company's contracts with WellPoint were $218.9 million, $186.7 million and $170.4 million during the years ended December 31, 2007, 2008 and 2009, respectively, including radiology benefits management revenue of $77.8 million, $162.5 million and $155.9 million, respectively. One of the Company's managed behavioral healthcare contracts with WellPoint was terminated by WellPoint effective March 31, 2007, and generated net revenues of $26.0 million during 2007. A second managed behavioral healthcare contract with WellPoint expired December 31, 2007 and generated net revenues of $85.7 million during the year ended December 31, 2007.

        In July 2007, WellPoint acquired a radiology benefits management company, and has expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company had several radiology benefits management contracts with WellPoint including one that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a term through December 31, 2010, and cannot be terminated early, except for cause, as defined in the agreement. The Company's other radiology benefits management ASO contracts with WellPoint had $11.4 million of net revenues for the year ended December 31, 2008 and these ASO contracts terminated at various dates in 2008.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $262.6 million, $288.1 million and $315.5 million for the years ended December 31, 2007, 2008 and 2009, respectively.

        By Segment

        WellPoint generated greater than ten percent of net revenues for the Commercial segment for the year ended December 31, 2007. Two other customers generated greater than ten percent of Commercial net revenues for the years ended December 31, 2007, 2008 and 2009. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $175.4 million, $217.0 million and $235.0 million for the years ended December 31, 2007, 2008 and 2009, respectively. The second customer has a contract that extends through June 30, 2014 and generated net revenues of

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

$89.3 million, $90.8 million and $85.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

        Net revenues from the Maricopa Contract and TennCare were each greater than ten percent of the net revenues for the Public Sector segment for the years ended December 31, 2007 and 2008. In addition to the Maricopa Contract and TennCare for the year ended December 31, 2007 and in addition to the Maricopa Contract for the year ended December 31, 2009, one additional customer generated net revenues greater than ten percent of net revenues for the Public Sector segment for the years ended December 31, 2007 and 2009. This customer generated net revenues of $124.7 million, $140.5 million and $147.7 million for the years ended December 31, 2007, 2008 and 2009, respectively. This customer contract extends through June 30, 2012 with options for the customer to extend the term of the contract for three one year terms.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the years ended December 31, 2007, 2008 and 2009. This customer has a contract that extends through May 31, 2011 and generated net revenues of $61.3 million, $96.4 million and $80.4 million for the years ended December 31, 2007, 2008 and 2009, respectively.

        Included in the Company's Specialty Pharmaceutical Management segment are four customers that each exceeded ten percent of the net revenues for this segment for the year ended December 31, 2007. The four customers generated $60.0 million, $34.4 million, $33.6 million and $24.9 million of net revenues during the year ended December 31, 2007. For the year ended December 31, 2008, five customers each exceeded ten percent of the net revenues for this segment. Four of such customers generated $71.9 million, $49.5 million, $28.0 million, and $26.8 million of net revenues during the year ended December 31, 2008. The other contract generated net revenues of $27.1 million for the year ended December 31, 2008, and this contract terminated December 31, 2008. For the year ended December 31, 2009, four customers each exceeded ten percent of the net revenues for this segment. Such customers generated $85.7 million, $49.7 million, $43.9 million, and $30.9 million of net revenues during the year ended December 31, 2009. The previously mentioned contract that terminated as of December 31, 2008 generated net revenues for run-off activity of $7.4 million for the year ended December 31, 2009.

        For the period from August 1, 2009 through December 31, 2009, four customers each exceeded ten percent of the net revenues for the Medicaid Administration segment. Three of such customers generated $11.4 million, $10.5 million, and $9.0 million of net revenues for this segment. The other customer generated revenue of $8.8 million during this period, and this contract is scheduled to terminate June 30, 2010, unless terminated earlier by the customer.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various state and local jurisdictions.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

        The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences and future taxable income, and to the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

        Prior to 2009, reversals of both valuation allowances and unrecognized tax benefits were, in most instances, recorded as adjustments to goodwill. Subsequent to January 1, 2009, all such reversals will be recorded as reductions to income tax expense and only those changes occurring during the measurement period subsequent to an acquisition will be recorded to goodwill.

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At December 31, 2009, the Company's excess capital and undistributed earnings for the Company's regulated subsidiaries of $46.6 million are included in cash and cash equivalents.

Restricted Assets

        The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries. Significant restricted assets of the Company as of December 31, 2008 and 2009 were as follows (in thousands):

	2008	2009
Restricted cash	$192,395	$159,659
Restricted short-term investments	116,112	102,922
Restricted deposits (included in other current assets)	17,769	15,467
Restricted long-term investments	8,527	60,230

Total	$334,803	$338,278

Investments

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value, based on quoted market prices. The Company's policy is to classify all investments with contractual maturities within one year as current. Investment income is recognized when earned and reported net of investment expenses. Net unrealized holding gains or losses are excluded from earnings and are

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

reported, net of tax, as "accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheets and consolidated statements of income until realized, unless the losses are deemed to be other-than-temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the consolidated statements of income.

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

        As of December 31, 2008 and 2009, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

2007, 2008 or 2009. The following is a summary of short-term and long-term investments at December 31, 2008 and 2009 (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$683	$6	$—	$689
Obligations of government-sponsored enterprises(1)	52,479	584	—	53,063
Corporate debt securities	173,184	—	(307)	172,877
Certificates of deposit	7,270	—	—	7,270

Total investments at December 31, 2008	$233,616	$590	$(307)	$233,899

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$378	$1	$—	$379
Obligations of government-sponsored enterprises(1)	11,297	39	(8)	11,328
Corporate debt securities	208,832	458	(302)	208,988
Certificates of deposit	9,750	—	—	9,750

Total investments at December 31, 2009	$230,257	$498	$(310)	$230,445

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Home Loan Bank and the Federal Farm Credit Bank.

        The maturity dates of the Company's investments as of December 31, 2009 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2010	$162,503	$162,923
2011	67,754	67,522

Total investments at December 31, 2009	$230,257	$230,445

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

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

        Accounts receivable subjects the Company to a concentration of credit risk with third party payors that include health insurance companies, managed healthcare organizations, healthcare providers and governmental entities.

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to ASC 360-10-20. Pursuant to this guidance, impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

Property and Equipment

        Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Internal-use software is capitalized in accordance with ASC 350-40. Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. Depreciation expense was $41.3 million, $52.2 million and $37.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

        Property and equipment, net, consisted of the following at December 31, 2008 and 2009 (in thousands):

	2008	2009
Buildings and improvements	$6,733	$4,597
Equipment	112,277	123,750
Capital leases—equipment	4,883	—
Capitalized internal-use software	133,803	172,225

	257,696	300,572
Accumulated depreciation	(169,260)	(192,353)

Property and equipment, net	$88,436	$108,219

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

Goodwill

        The Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit that has been allocated goodwill based on various valuation techniques, with the primary technique being a discounted cash flow analysis, which requires the input of various assumptions with respect to revenues, operating margins, growth rates and discount rates. The estimated fair value for each reporting unit is compared to the carrying value of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

        The fair value of the Health Plan reporting unit (a component of the Commercial segment) was determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        The fair value of the Radiology Benefits Management reporting unit was determined using discounted cash flow, merger and acquisition, and public company methods. Key assumptions for the discounted cash flow method are consistent with those described above. Key assumptions for the merger and acquisition method include actual operating results and appropriate revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples. Key assumptions for the public company method include actual operating results, projected operating results, and appropriate EBITDA, earnings before interest and taxes ("EBIT"), and debt free net income multiples. The weighting applied to the fair values determined using the discounted cash flow, merger and acquisition, and public company methods to determine an overall fair value for Radiology Benefits Management was 60 percent, 20 percent and 20 percent, respectively.

        The fair value of the Specialty Pharmaceutical Management reporting unit was determined using discounted cash flow, merger and acquisition, and public company methods. Key assumptions for all of these methods are consistent with those described above. Equal weighting was applied to the fair values determined using the discounted cash flow, merger and acquisition, and public company methods to determine an overall fair value for Specialty Pharmaceutical Management.

        The fair value of the Medicaid Administration reporting unit was determined using a discounted cash flow method as of the Company's acquisition of First Health Services using assumptions consistent with those described above. Given that the acquisition of First Health Services occurred two months prior to the date of the annual impairment test, and since there have been no significant changes in the business assumptions for First Health Services, the Company did not obtain an additional valuation for purposes of the goodwill impairment test.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

        As a result of the first step of the 2009 annual goodwill impairment analysis, the fair value of each reporting unit with allocated goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 65 percent decline in fair value of the Health Plan reporting unit, a 19 percent decline in fair value of Radiology Benefits Management, or a 34 percent decline in fair value of Specialty Pharmaceutical Management would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        The balance of goodwill has been allocated to the Company's reporting units as follows (in thousands):

	December 31,
	2008	2009
Health Plan	$120,485	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291
Medicaid Administration	—	59,146

Total	$367,325	$426,471

        The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 are reflected in the table below (in thousands):

	2008	2009
Balance as of beginning of period	$367,872	$367,325
Adjustment due to changes in valuation allowances(1)	219	—
Adjustment for tax contingency reversals(1)	(766)	—
Acquisition of First Health Services	—	59,146

Balance as of end of period	$367,325	$426,471

(1)
Prior to 2009, reversals of both valuation allowances and unrecognized tax benefits were, in most instances, recorded as adjustments to goodwill. Subsequent to January 1, 2009, all such reversals will be recorded as reductions to income tax expense and only those changes occurring during the measurement period subsequent to an acquisition will be recorded to goodwill.

    See further discussion in Note 7—"Income Taxes."

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

Intangible Assets

        The following is a summary of intangible assets at December 31, 2008 and 2009, and the estimated useful lives for such assets (in thousands):

	December 31, 2008
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 18 years	$97,790	$(52,031)	$45,759
Provider networks and other	5 to 16 years	7,430	(2,574)	4,856

		$105,220	$(54,605)	$50,615

	December 31, 2009
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 18 years	$121,490	$(60,942)	$60,548
Provider networks and other	5 to 16 years	7,430	(3,166)	4,264

		$128,920	$(64,108)	$64,812

        Amortization expense was $16.2 million, $8.6 million and $9.5 million for the years ended December 31, 2007, 2008 and 2009, respectively. The Company estimates amortization expense will be $10.8 million, $10.6 million, $9.6 million, $9.1 million and $9.0 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

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

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	2007	2008	2009
Claims payable and IBNR, beginning of period	$156,079	$185,349	$184,422
Cost of care:
Current year	1,416,700	1,836,425	1,771,213
Prior years	(7,597)	(5,883)	(5,900)

Total cost of care	1,409,103	1,830,542	1,765,313

Claim payments and transfers to other medical liabilities(1):
Current year	1,248,549	1,676,975	1,624,626
Prior years	131,284	154,494	156,258

Total claim payments and transfers to other medical liabilities	1,379,833	1,831,469	1,780,884

Claims payable and IBNR, end of period	185,349	184,422	168,851
Withhold receivables, end of period(2)	(22,683)	(28,562)	(25,182)

Medical claims payable, end of period	$162,666	$155,860	$143,669

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

December 31, 2009

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2009; however, actual claims payments may differ from established estimates.

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

Net Income per Common Share

        Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 6—"Stockholders' Equity").

Stock Compensation

        The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees, and recorded stock compensation expense of $30.0 million, $32.8 million and $19.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2007, 2008 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures of two percent, eight percent and five percent, respectively. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term ranging from three to four years.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2009 (in thousands):

	Fair Value Measurements at December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$953	$—	$953
Restricted Cash(2)	—	152,580	—	152,580
Investments:
U.S. Government and agency securities	379	—	—	379
Obligations of government-sponsored enterprises(3)	—	11,328	—	11,328
Corporate debt securities	—	208,988	—	208,988
Certificates of deposit	—	9,750	—	9,750

	$379	$383,599	$—	$383,978

(1)
Excludes $195.6 million of cash held in bank accounts by the Company.

(2)
Excludes $7.1 million of restricted cash held in bank accounts by the Company.

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

December 31, 2009

3. Acquisitions

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

        The Company paid or agreed to pay to the previous unitholders of ICORE, all of whom were members of ICORE's management team, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock vesting over three years, provided the unitholders did not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment"), subject to any indemnity claims Magellan may have had under the purchase agreement; (iv) the amount of positive working capital that existed at ICORE on the closing date (the "Working Capital Payments"), which was $18.2 million of which $17.8 million was paid during 2007 with the remainder paid in January 2008; and (v) a potential earn-out of up to $75 million (the "Earn-Out"), provided the unitholders did not earlier terminate their employment with the Company prior to the payment of the Earn-Out. The $161 million of cash paid at closing, the $25 million Deferred Payment and $18.2 million of Working Capital Payments were recorded as purchase price. The $24 million of restricted stock was recognized as stock compensation expense over the three year vesting period. The $24 million in restricted stock was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing. The Deferred Payment was paid in December 2008. The Earn-Out included (i) up to $25 million based on earnings for the 18 month period ended December 31, 2007 and (ii) up to $50 million based on earnings in 2008. The Earn-Out provisions were not met and, as a result, the Company did not pay any additional purchase consideration.

Acquisition of First Health Services

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry, on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health Services") and certain assets of Coventry which are related to the operation of the business conducted by First Health

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Acquisitions (Continued)

Services. First Health Services provides pharmacy benefits management and other services to Medicaid programs. As consideration for the Acquisition, the Company paid $115.4 million in cash, excluding cash acquired and including a payment of $7.4 million for excess working capital with such amount being subject to final adjustments as provided in the Purchase Agreement. The Company funded the Acquisition with cash on hand. The Company reports the results of operations of First Health Services as a separate segment entitled "Medicaid Administration."

        The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $23.7 million, consisting of customer contracts which are being amortized over 2 1/2 to 8 years. The Company's effective tax rate will not be impacted by the tax deductible goodwill from the First Health Services transaction.

        The estimated fair values of First Health Services assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes cash of $2,036)	$27,237
Property and equipment, net	25,227
Other assets	79
Goodwill	59,146
Other identified intangible assets	23,700

Total assets acquired	135,389

Liabilities assumed:
Current liabilities	9,945
Deferred tax liabilities	12,998

Total liabilities assumed	22,943

Net assets acquired	$112,446

        As of December 31, 2009, the Company established a working capital receivable of $5.0 million that was reflected as a reduction to goodwill. In accordance with the terms of the purchase agreement, working capital will be settled in 2010, with any adjustment to the amount settled for working capital impacting goodwill and the amount ultimately paid for the acquisition of First Health Services.

        As of December 31, 2009, settlement of the working capital receivable and certain contractual liabilities remain open and therefore subject to further estimation. In addition, the amount recognized for deferred tax liabilities may be impacted by the determination of these items. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

        In connection with this acquisition, the Company incurred $1.4 million of acquisition related costs that were expensed during the year ended December 31, 2009. These costs are included within direct service costs and other operating expenses in the accompanying consolidated statement of income.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Acquisitions (Continued)

Pro Forma Financial Information (unaudited)

        The following unaudited supplemental pro forma information represents the Company's consolidated results of operations for the years ended December 31, 2008 and 2009 as if the acquisition of First Health Services had occurred on January 1, 2008 after giving effect to certain adjustments including interest income, depreciation and amortization, and stock compensation expense.

        Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of First Health Services occurred on January 1, 2008 (in thousands):

	Year Ended December 31,
	2008	2009
Net revenue	$2,802,910	$2,735,602
Net income	$96,779	$114,193
Income per common share—basic:	$2.44	$3.24
Income per common share—diluted:	$2.42	$3.22

4. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service ("IRS") deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 6 percent of their annual compensation. The Company recognized $4.2 million, $5.1 million and $5.1 million of expense for the years ended December 31, 2007, 2008 and 2009, respectively, for matching contributions to the 401(k) Plan.

5. Long-Term Debt and Capital Lease Obligations

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

        Under the 2008 Credit Facility, the annual interest rate on Revolving Loan borrowings bore interest at a rate equal to the sum of (i) a borrowing margin of 1.00 percent plus (ii) (A) in the case of U.S. dollar denominated loans, the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (B) in the case of Eurodollar denominated loans, an interest rate which is a function of the Eurodollar rate for the selected interest period. The Company had the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bore interest at the rate of

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

5. Long-Term Debt and Capital Lease Obligations (Continued)

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

        The Company's capital lease obligations represent amounts due under leases for certain software and computer equipment. The recorded gross cost of other capital leased assets was $4.9 million at December 31, 2008.

        The Company's long-term debt and capital lease obligations at December 31, 2008 and 2009 consisted of the following (in thousands):

	2008	2009
2009 Credit Facility:
Revolving Loan Commitment due through 2010	$—	$—
Capital Lease Obligations	28	—

	28	—
Less current maturities of long-term debt and capital lease obligations	(8)	—

	$20	$—

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stockholders' Equity

Stock Compensation

        At December 31, 2008 and 2009, the Company had equity-based employee incentive plans, which are described below.

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

        The 2006 MIP, which was similar to the Company's 2003 MIP, authorized the issuance of equity awards covering a total of 2,750,000 shares of the Company's common stock, no more than 300,000 shares of which could be restricted stock or restricted stock units. A restricted stock unit is a notional account representing the right to receive a share of Ordinary Common Stock (or, at the Company's option, cash in lieu thereof) at some future date. The Director Plan covered 120,000 shares of the Company's common stock, no more than 15,000 of which could be restricted stock or restricted stock units, and provided for the issuance of options and restricted stock or restricted stock units to directors immediately following each annual meeting of shareholders in 2006 and 2007. The ESPP is a noncompensatory plan and covers 100,000 shares of the Company's common stock and permits employees of the Company to purchase Common Stock at a 5 percent discount.

        On February 27, 2008 the board of directors of the Company approved the 2008 Management Incentive Plan ("2008 MIP") and recommended it be submitted for approval by the Company's shareholders at the 2008 Annual Meeting of shareholders. The 2008 MIP was approved by the Company's shareholders at the 2008 Annual Meeting of Shareholders on May 20, 2008. The 2008 MIP is similar to the 2006 MIP and the 2003 MIP. The board of directors also authorized a total of up to 4.5 million shares of the Company's Common Stock (which amount will be increased by the amount of any future forfeitures under the 2006 MIP, the 2003 MIP and the Director Plan) to be available for issuance pursuant to the 2008 MIP. Each restricted stock unit or share of restricted stock issued under the 2008 MIP shall be counted as 1.9 option shares for the purpose of calculating shares awarded and shares remaining available for grant pursuant to the 2008 MIP. The 2008 MIP also provides that no further awards are to be made under the 2006 MIP, the 2003 MIP or the Director Plan, and any equity awards remaining available for issuance under such plans are no longer available for issuance except for any forfeitures or other recapture of equity awards previously made under such plans, which will be available for grant under the 2008 MIP. The 2008 MIP, unlike the 2006 MIP and the 2003 MIP, also permits the grant of performance based cash bonus awards to eligible employees and the grant of

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stockholders' Equity (Continued)

equity to directors of the Company. Currently, no such cash bonus awards have been issued under the 2008 MIP.

        The weighted average grant date fair value of substantially all stock options granted during the years ended December 31, 2007, 2008 and 2009 was $12.24, $8.52 and $8.69, respectively, as estimated using the Black- Scholes-Merton option pricing model based on the following weighted average assumptions:

	2007	2008	2009
Risk-free interest rate	4.50%	2.76%	1.67%
Expected life	4 years	4 years	4 years
Expected volatility	28.40%	28.40%	30.20%
Expected dividend yield	0.00%	0.00%	0.00%

        For the years ended December 31, 2007, 2008 and 2009, expected volatility was based on the historical volatility of the Company's stock price.

        The benefits of tax deductions from exercises of stock options and vesting of stock awards are reported as a financing cash flow, rather than as an operating cash flow. In the years ended December 31, 2007, 2008 and 2009, approximately $14.4 million, $7.5 million and $2.9 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. Of these amounts, $0.6 million, $5.4 million and $2.9 million, respectively, have been reflected as increases to additional paid in capital for the years ended December 31, 2007, 2008 and 2009, respectively. Tax contingencies were recorded for the remaining $13.8 million, $2.1 million and $0.0 million, respectively, as of December 31, 2007, 2008 and 2009.

        Summarized information related to the Company's stock options for the years ended December 31, 2007, 2008 and 2009 is as follows:

	2007		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,990,507	$24.64	4,059,096	$36.68
Granted	1,594,546	41.38	1,643,720	41.19
Cancelled	(199,019)	38.12	(443,310)	40.28
Exercised	(2,326,938)	13.93	(591,016)	21.81

Outstanding, end of period	4,059,096	$36.68	4,668,490	$39.82

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stockholders' Equity (Continued)

	2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	4,668,490	$39.82
Granted	1,326,694	33.00
Cancelled	(732,846)	39.68
Exercised	(77,247)	33.38

Outstanding, end of period	5,185,091	$38.19	7.61	$15,602

Vested and expected to vest at end of period	5,074,865	$38.25	7.58	$14,995

Exercisable, end of period	2,890,854	$39.35	6.73	$5,705

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2009 of $40.73 and the exercise price) for all in-the-money options as of December 31, 2009. This amount changes based on the fair market value of the Company's stock.

        The total pre-tax intrinsic value of options exercised (based on the difference between the Company's closing stock price on the day the option was exercised and the exercise price) during the years ended December 31, 2007, 2008 and 2009 was $63.4 million, $12.0 million and $0.4 million, respectively.

        As of December 31, 2009, there was $14.5 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.80 years. The total fair value of options vested during the year ended December 31, 2009 was $13.2 million.

        Substantially all of the Company's options granted during the year ended December 31, 2005 vest ratably on each anniversary date over the four years subsequent to grant, and substantially all have a ten year life. Substantially all of the Company's options granted during the years ended December 31, 2006, 2007, 2008 and 2009 vest ratably on each anniversary date over the three years subsequent to grant, and substantially all have a ten year life.

        At December 31, 2009, 2,514,255 shares of the Company's common stock remain available for future grant under the Company's 2008 MIP.

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

December 31, 2009

6. Stockholders' Equity (Continued)

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

        The amendments in each case reduced the period in which the 2004 Options, once vested, could be exercised from the tenth anniversary of the date of grant to the end of the calendar year in which each option first became exercisable. The vesting schedule of the options was not changed and no change was made in the exercise price or other material terms.

        In addition, the 2004 Options issued to the Company's then Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the "Senior Executives") were also amended to defer until January 5, 2007 the exercisability of all but 137,398 of their options that vested in January 2006. This deferral was agreed upon in connection with the waiver by the Company of the restriction on sale before January 5, 2007 of 413,003 shares held by the Senior Executives, that they had previously acquired upon exercise of a portion of their 2004 Options that vested in January 2005.

        In connection with these amendments, the Company agreed to grant new options to option holders, other than the Senior Executives, upon exercise of their 2004 Options. The new options will be in an amount equal to the number of options exercised, will have exercise prices equal to the market price on the date of grant and will vest ratably on each anniversary date over the three years subsequent to grant. In the years ended December 31, 2007, 2008 and 2009, options to purchase 233,892, 345,956 and 14,049 shares, respectively, were granted pursuant to these amendments upon exercise of 2004 Options during these periods.

Restricted Stock Awards

        During the year ended December 31, 2005, the Company granted shares of restricted stock which vest ratably on each anniversary date over the four years subsequent to grant. During the years ended December 31, 2006, 2007, 2008 and 2009, the Company granted shares of restricted stock which generally vest ratably on each anniversary date over the three years subsequent to grant.

        Summarized information related to the Company's nonvested restricted stock awards for the years ended December 31, 2007, 2008 and 2009 is as follows:

	2007		2008		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	629,234	$42.80	601,384	$43.25	321,935	$42.92
Awarded	5,250	44.49	41,190	37.10	30,385	30.36
Vested	(31,675)	35.03	(309,494)	43.16	(319,547)	42.97
Forfeited	(1,425)	33.13	(11,145)	32.71	(3,863)	36.66

Outstanding, ending of period	601,384	$43.25	321,935	$42.92	28,910	$30.27

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stockholders' Equity (Continued)

        On July 31, 2006, pursuant to the Company's purchase of ICORE, the Company granted to the unitholders of ICORE, 543,879 shares of restricted stock of the Company valued at $24.0 million, which stock vested over three years, provided that the unitholders did not earlier terminate their employment with the Company. The $24 million in restricted stock paid at the closing was issued in a transaction pursuant to which the unitholders of ICORE at closing applied $24 million of the purchase price as cash consideration for their purchase of restricted shares of the Company's common stock. The unitholders subscribed to an aggregate of 543,879 restricted shares of the Company's common stock on a basis proportional to each unitholder's economic interest in ICORE at a purchase price of $44.13 per share, which was the average of the closing prices of the Company's common stock on NASDAQ for the twenty trading days immediately preceding the closing.

        As of December 31, 2009, there was $0.3 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.38 years.

Restricted Stock Units

        During the years ended December 31, 2007, 2008 and 2009, the Company granted restricted stock units which vest ratably on each anniversary date over the three years subsequent to grant.

        Summarized information related to the Company's nonvested restricted stock units for the years ended December 31, 2007, 2008 and 2009 is as follows:

	2007		2008		2009
	Shares	Weighted Grant Date Fair Value	Shares	Weighted Grant Date Fair Value	Shares	Weighted Grant Date Fair Value
Outstanding, beginning of period	121,032	$40.33	219,736	$40.57	176,112	$38.72
Awarded	146,572	40.77	112,874	37.14	121,065	32.91
Vested	(38,754)	40.21	(125,371)	40.51	(73,465)	39.16
Forfeited	(9,114)	42.03	(31,127)	38.85	(39,258)	37.60

Outstanding, ending of period	219,736	$40.57	176,112	$38.72	184,454	$34.99

        As of December 31, 2009, there was $2.7 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.79 years.

Common Stock Warrants

        On January 5, 2004, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011 and at an approximate fair value per warrant of $9.44 ("2004 Warrants"). As of December 31, 2009, 570,160 of these 2004 Warrants remain outstanding.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stockholders' Equity (Continued)

        The fair values of the common stock warrants were estimated on the date of their grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

2004 Warrants
Risk-free interest rate	3.92%
Expected life	7 years
Expected volatility	39.5%
Expected dividend yield	0.0%

Income per Common Share

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of net income per share for the years ended December 31, 2007, 2008 and 2009 (in thousands, except per share amounts):

	2007	2008	2009
Numerator:
Net income	$94,158	$86,205	$106,671

Denominator:
Weighted average number of common shares outstanding—basic	38,942	39,607	35,248
Common stock equivalents—stock options	584	246	46
Common stock equivalents—warrants	168	128	52
Common stock equivalents—restricted stock	104	7	29
Common stock equivalents—restricted stock units	39	11	41

Weighted average number of common shares outstanding—diluted	39,837	39,999	35,416

Net income per common share—basic	$2.42	$2.18	$3.03

Net income per common share—diluted	$2.36	$2.16	$3.01

        The weighted average number of common shares outstanding for the years ended December 31, 2007, 2008 and 2009 was calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2007, 2008 and 2009 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock purchased under the ESPP and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

Stock Repurchase

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stockholders' Equity (Continued)

of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. From August 1, 2008 through December 31, 2008, the Company repurchased 3,866,505 shares through the stock repurchase plan at an average share price of $35.18 per share for an aggregate cost of $136.0 million (excluding broker commissions). The Company made additional open market purchases of 1,859,959 shares of the Company's common stock at an average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the period January 1, 2009 through April 7, 2009, which was the date that the repurchase program was completed, the $200 million authorization having been exhausted.

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009.

        During the period from January 1, 2010 through February 25, 2010, the Company made additional open market purchases of 16,200 shares at an aggregate cost of $0.6 million, excluding broker commissions.

7. Income Taxes

        The provision for income taxes related to continuing operations for the years ended December 31, 2007, 2008 and 2009 consisted of the following (in thousands):

	2007	2008	2009
Income taxes currently payable:
Federal	$1,082	$2,365	$17,485
State	803	1,853	6,837

	1,885	4,218	24,322

Deferred income taxes:
Federal	52,614	48,451	39,866
State	4,170	1,369	(6,851)

	56,784	49,820	33,015

	$58,669	$54,038	$57,337

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

7. Income Taxes (Continued)

        A reconciliation of the Company's income tax provision for continuing operations to that computed by applying the statutory federal income tax rate for the years ended December 31, 2007, 2008 and 2009 is as follows (in thousands):

	2007	2008	2009
Income tax provision at federal statutory income tax rate	$53,616	$49,085	$57,403
State income taxes, net of federal income tax benefit	6,070	6,336	6,805
Tax contingencies reversed due to statute closings	(74)	(3,326)	(5,763)
Net change in valuation allowances	(1,088)	(100)	(4,342)
Other—net	145	2,043	3,234

Income tax provision	$58,669	$54,038	$57,337

        The Company estimates that it has reportable federal net operating loss carryforwards ("NOLs") as of December 31, 2009 of approximately $54.9 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire. Although the Company has NOLs that may be available to offset future taxable income, the Company may be subject to Federal Alternative Minimum Tax.

        The Company's valuation allowances against deferred tax assets were $9.4 million and $7.3 million as of December 31, 2008 and 2009, respectively, mostly relating to uncertainties regarding the eventual realization of certain state NOLs and other state deferred tax assets. Determination of the amount of deferred tax assets considered realizable required significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

7. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2009 are as follows (in thousands):

	2008	2009
Deferred tax assets:
Goodwill and intangible assets	$29,048	$11,715
Net operating loss carryforwards	47,891	31,134
Stock compensation	15,533	19,996
Risk-share accruals	18,070	7,745
Non-deductible book accruals	18,309	11,185
Claims reserves	5,630	6,068
Refundable tax credits	15,753	5,041
Indirect tax benefits	11,112	8,637
Other	3,020	8,570

Total deferred tax assets	164,366	110,091
Valuation allowance	(9,408)	(7,347)

Deferred tax assets after valuation allowance	154,958	102,744

Deferred tax liabilities:
Property and depreciation	(20,097)	(27,690)

Total deferred tax liabilities	(20,097)	(27,690)

Net deferred tax assets	$134,861	$75,054

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

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2007	2008	2009
Balance as of beginning of period	$108,323	$121,040	$129,157
Additions based on tax positions related to the current year	18,630	10,765	4,023
Additions for tax positions of prior years	2,072	3,258	4,759
Reductions for tax positions of prior years	(2,126)	(214)	(17,866)
Reductions due to lapses of applicable statutes of limitations	(5,859)	(5,692)	(6,822)
Reductions due to settlements	—	—	(151)

Balance as of end of period	$121,040	$129,157	$113,100

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

7. Income Taxes (Continued)

        If these unrecognized tax benefits had been realized as of December 31, 2008 and 2009, and had ASC 805 been effective in 2008, $90.4 million and $88.3 million, respectively, would have impacted the effective tax rate.

        Included in the balance of unrecognized tax benefits recorded at December 31, 2008 and 2009 were liabilities of $14.1 million and $1.1 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the deferral of these deductions to later years would not affect the annual effective tax rate but could result in the acceleration of cash payments and/or reduction to the NOL carryforwards with respect to the earlier period.

        With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to December 31, 2006. Further, the statute of limitations regarding the assessment of the federal and most state and local income taxes for the year ended December 31, 2006 will expire during 2010. The Company anticipates that up to $3.3 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2009 could be reversed during 2010 as a result of statute expirations. All such reversals (net of the related indirect tax benefits) would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs.

        As of December 31, 2008 and 2009, the Company had accrued approximately $4.2 million and $3.5 million, respectively, for the potential payment of interest and penalties (net of indirect benefits). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2007, 2008 and 2009, the Company recorded approximately $1.2 million, $1.6 million and $(0.7) million in interest and penalties, excluding $0.7 million recorded in 2007 as a reduction in retained earnings as a result of a change in accounting method.

8. Supplemental Cash Flow Information

        Supplemental cash flow information for the years ended December 31, 2007, 2008 and 2009 is as follows (in thousands):

	2007	2008	2009
Income taxes paid, net of refunds (received)	$4,973	$6,003	$16,599

Interest paid	$3,801	$3,300	$1,470

Assets acquired through capital leases	$89	$58	$—

9. Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2009 to June 17, 2010. The general liability

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

9. Commitments and Contingencies (Continued)

policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policies have a one-year term for the period June 17, 2009 to June 17, 2010. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim un-aggregated self-insured retention.

        The Company maintains separate professional liability insurance policies with unaffiliated insurers for its Maricopa Contract business for the behavioral health direct care facilities. The Maricopa Contract professional liability insurance policies effective dates are from September 1, 2008 to September 1, 2009. The Company purchased a five-year extended reporting period for the professional liability policies effective September 1, 2009 for the period September 1, 2009 to September 1, 2014, subject to a $0.5 million per claim un-aggregated self-insured retention. The professional liability policies are written on a "claims-made" basis.

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

December 31, 2009

9. Commitments and Contingencies (Continued)

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

        At December 31, 2009, aggregate amounts of future minimum payments under operating leases were as follows: 2010—$21.4 million; 2011—$14.7 million; 2012—$10.3 million; 2013—$3.8 million; 2014—$0.8 million; 2015 and beyond—$0.3 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

        At December 31, 2009, aggregate amounts of future minimum rentals to be received under operating subleases were as follows: 2010—$3.9 million; 2011—$1.4 million; 2012—$1.0 million; 2013—$0.8 million; 2014—$0.5 million; 2015 and beyond—$0.3 million. Operating sublease rentals to be received relate primarily to behavioral health direct care facilities transitioned to third parties pursuant to the Maricopa Contract.

        Rent expense is recognized on a straight-line basis over the terms of the leases. Rent expense was $19.3 million, $24.3 million and $20.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.

10. Certain Relationships and Related Party Transactions

        Allen Wise, a former Director of the Company, served as the Chairman of Coventry. The Company has a behavioral health services agreement with a subsidiary of Coventry under which the Company derived revenues of approximately $2.4 million and $1.5 million during the years ended December 31, 2008 and 2009, respectively. On February 25, 2009, Mr. Wise resigned from the board of directors of the Company as a result of his appointment as Chief Executive Officer of Coventry. On July 31, 2009, the Company completed the acquisition of First Health Services as described in Note 3.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

10. Certain Relationships and Related Party Transactions (Continued)

Mr. Wise was no longer a Director of the Company at the time that the Company negotiated and closed on the acquisition of First Health Services from Coventry. At the same time that the Company acquired First Health Services, the Company also executed agreements to provide radiology and oncology services for certain Coventry markets. The Company derived revenues from such service agreements of approximately $6.6 million during 2009.

        William McBride, a Director of the Company serves as a member of the board of directors of AmeriGroup Corporation. The Company has a radiology benefits management agreement with a subsidiary of AmeriGroup under which the Company derived revenues of approximately $0.4 million and $1.1 million in 2008 and 2009, respectively.

11. Business Segment Information

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

11. Business Segment Information (Continued)

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Year Ended December 31, 2008
Net revenue	$649,636	$1,451,923	$295,336	$228,499	$—	$2,625,394
Cost of care	(344,761)	(1,278,316)	(207,465)	—	—	(1,830,542)
Cost of goods sold	—	—	—	(181,356)	—	(181,356)
Direct service costs	(154,894)	(68,914)	(54,482)	(25,623)	—	(303,913)
Other operating expenses	—	—	—	—	(122,714)	(122,714)
Stock compensation expense(1)	1,368	839	1,472	8,967	20,117	32,763

Segment profit (loss)	$151,349	$105,532	$34,861	$30,487	$(102,597)	$219,632

Identifiable assets by business segment(2)
Restricted cash	$13,649	$171,513	$3,268	$—	$3,965	$192,395
Net accounts receivable	22,544	19,764	7,226	31,108	1,434	82,076
Investments	28,990	88,347	10,413	—	106,149	233,899
Goodwill	120,485	—	104,549	142,291	—	367,325

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Year Ended December 31, 2009
Net revenue	$650,139	$1,362,420	$305,251	$259,745	$64,259	$—	$2,641,814
Cost of care	(351,270)	(1,208,451)	(205,592)	—	—	—	(1,765,313)
Cost of goods sold	—	—	—	(203,336)	—	—	(203,336)
Direct service costs	(152,280)	(67,835)	(51,732)	(24,901)	(54,874)	—	(351,622)
Other operating expenses	—	—	—	—	—	(114,088)	(114,088)
Stock compensation expense(1)	953	690	1,260	5,383	27	11,469	19,782

Segment profit (loss)	$147,542	$86,824	$49,187	$36,891	$9,412	$(102,619)	$227,237

Identifiable assets by business segment(2)
Restricted cash	$20,398	$133,123	$2,272	$—	$—	$3,866	$159,659
Net accounts receivable	23,025	16,450	6,085	30,371	31,021	7,482	114,434
Investments	14,337	133,392	12,676	—	—	70,040	230,445
Goodwill	120,485	—	104,549	142,291	59,146	—	426,471

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

11. Business Segment Information (Continued)

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes and minority interest for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	2007	2008	2009
Segment Profit	$223,256	$219,632	$227,237
Stock compensation expense	(29,994)	(32,763)	(19,782)
Depreciation and amortization	(57,524)	(60,810)	(47,268)
Interest expense	(6,386)	(2,846)	(2,424)
Interest income	23,836	17,030	6,245

Income from continuing operations before income taxes	$153,188	$140,243	$164,008

12. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2009 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Fiscal Year Ended December 31, 2008
Net revenue	$650,290	$656,858	$656,462	$661,784

Cost and expenses:
Cost of care	454,074	458,090	456,584	461,794
Cost of goods sold	46,824	43,413	44,281	46,838
Direct service costs and other operating expenses(1)	109,748	106,483	105,879	104,517
Depreciation and amortization	14,374	14,523	16,086	15,827
Interest expense	1,215	1,017	592	22
Interest income	(5,493)	(3,716)	(4,127)	(3,694)

	620,742	619,810	619,295	625,304

Income from continuing operations before income taxes	29,548	37,048	37,167	36,480
Provision for income taxes	12,304	15,160	13,678	12,896

Net income	$17,244	$21,888	$23,489	$23,584

Weighted average number of common shares outstanding—basic	39,736	39,961	40,272	38,464

Weighted average number of common shares outstanding—diluted	40,340	40,307	40,722	38,631

Net income per common share—basic:	$0.43	$0.55	$0.58	$0.61

Net income per common share—diluted:	$0.43	$0.54	$0.58	$0.61

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

12. Selected Quarterly Financial Data (Unaudited) (Continued)

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Fiscal Year Ended December 31, 2009
Net revenue	$619,515	$635,801	$667,589	$718,909

Cost and expenses:
Cost of care	431,718	443,048	435,007	455,540
Cost of goods sold	52,072	49,286	50,139	51,839
Direct service costs and other operating expenses(2)	103,064	102,934	122,034	137,678
Depreciation and amortization	11,043	10,516	12,154	13,555
Interest expense	427	657	650	690
Interest income	(2,311)	(1,734)	(1,215)	(985)

	596,013	604,707	618,769	658,317

Income from continuing operations before income taxes	23,502	31,094	48,820	60,592
Provision for income taxes	9,942	12,695	17,833	16,867

Net income	$13,560	$18,399	$30,987	$43,725

Weighted average number of common shares outstanding—basic	36,208	34,955	35,128	34,717

Weighted average number of common shares outstanding—diluted	36,386	34,992	35,331	34,972

Net income per common share—basic:	$0.37	$0.53	$0.88	$1.26

Net income per common share—diluted:	$0.37	$0.53	$0.88	$1.25

(1)
Includes stock compensation expense of $12,018, $6,499, $7,832 and $6,414 for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

(2)
Includes stock compensation expense of $6,432, $6,168, $4,124 and $3,058 for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.

MAGELLAN HEALTH SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition		Deduction		Balance at End of Period
Year Ended December 31, 2007
Allowance for doubtful accounts	$1,502	$217	(3)	$(588	)(1)	$261	(4)	$(75	)(2)	$1,317
Year Ended December 31, 2008
Allowance for doubtful accounts	1,317	891	(3)	(273	)(1)	—		(20	)(2)	1,915
Year Ended December 31, 2009
Allowance for doubtful accounts	1,915	112	(3)	(650	)(1)	116	(5)	(135	)(2)	1,358

(1)
Recoveries of accounts receivable previously written off.

(2)
Accounts written off.

(3)
Bad debt expense.

(4)
To establish a reserve on pre-acquisition balances of ICORE Healthcare, LLC.

(5)
To establish a reserve on pre-acquisition balances of First Health Services.

S-1