Form 10-Q
period 2010-03-31
MAGELLAN HEALTH SERVICES INC
filed 2010-04-30
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of March 31, 2010 was 33,337,110.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2009	March 31, 2010 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$196,507	$206,268
Restricted cash	159,659	121,451
Accounts receivable, less allowance for doubtful accounts of $1,358 and $1,544 at December 31, 2009 and March 31, 2010, respectively	114,434	115,198
Short-term investments (restricted investments of $102,922 and $120,641 at December 31, 2009 and March 31, 2010, respectively)	162,922	178,678
Deferred income taxes	57,329	57,329
Other current assets (restricted deposits of $15,467 and $23,134 at December 31, 2009 and March 31, 2010, respectively)	62,737	58,570

Total Current Assets	753,588	737,494
Property and equipment, net	108,219	108,931
Long-term investments (restricted investments of $60,230 and $43,692 at December 31, 2009 and March 31, 2010, respectively)	67,523	43,692
Deferred income taxes	17,725	11,246
Other long-term assets	2,703	2,435
Goodwill	426,471	426,471
Other intangible assets, net	64,812	62,108

Total Assets	$1,441,041	$1,392,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$27,086	$40,692
Accrued liabilities	93,760	71,641
Medical claims payable	143,669	171,451
Other medical liabilities	104,649	63,470
Current maturities of long-term capital lease obligation	—	452

Total Current Liabilities	369,164	347,706
Long-term capital lease obligation	—	475
Tax contingencies	118,859	120,277
Deferred credits and other long-term liabilities	2,526	2,501

Total Liabilities	490,549	470,959

Preferred stock, par value $.01 per share Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share Authorized—100,000 shares at December 31, 2009 and March 31, 2010—Issued and outstanding—41,044 shares and 34,535 shares at December 31, 2009, respectively, and 41,509 and 33,337 shares at March 31, 2010, respectively	410	415
Multi-Vote common stock, par value $.01 per share Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	614,483	632,187
Retained earnings	555,923	581,442
Warrants outstanding	5,382	5,380
Accumulated other comprehensive income	114	140
Ordinary common stock in treasury, at cost, 6,509 shares and 8,172 shares at December 31, 2009 and March 31, 2010, respectively	(225,820)	(298,146)

Total Stockholders' Equity	950,492	921,418

Total Liabilities and Stockholders' Equity	$1,441,041	$1,392,377

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands, except per share amounts)

	2009	2010
Net revenue	$619,515	$728,053

Cost and expenses:
Cost of care	431,718	476,679
Cost of goods sold	52,072	56,296
Direct service costs and other operating expenses(1)	103,064	138,254
Depreciation and amortization	11,043	13,422
Interest expense	427	685
Interest income	(2,311)	(817)

	596,013	684,519

Income from continuing operations before income taxes	23,502	43,534
Provision for income taxes	9,942	18,015

Net income	13,560	25,519
Other comprehensive (loss) income	(286)	26

Comprehensive income	$13,274	$25,545

Weighted average number of common shares outstanding—basic (See Note B)	36,208	34,382

Weighted average number of common shares outstanding—diluted (See Note B)	36,386	35,074

Net income per common share—basic:	$0.37	$0.74

Net income per common share—diluted:	$0.37	$0.73

(1)
Includes stock compensation expense of $6,432 and $4,528 for the three months ended March 31, 2009 and 2010, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2009	2010
Cash flows from operating activities:
Net income	$13,560	$25,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,043	13,422
Non-cash interest expense	232	219
Non-cash stock compensation expense	6,432	4,528
Non-cash income tax expense	4,639	7,880
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	64,356	38,208
Accounts receivable, net	(2,236)	(764)
Other assets	8,297	4,217
Accounts payable and accrued liabilities	(23,813)	(21,561)
Medical claims payable and other medical liabilities	(24,434)	(13,397)
Other	568	2,001

Net cash provided by operating activities	58,644	60,272

Cash flows from investing activities:
Capital expenditures	(5,310)	(10,005)
Purchase of investments	(77,730)	(30,942)
Maturity of investments	48,757	37,035

Net cash used in investing activities	(34,283)	(3,912)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(2)	(499)
Payments to acquire treasury stock	(59,476)	(59,279)
Proceeds from exercise of stock options and warrants	912	14,510
Other	662	(1,331)

Net cash used in financing activities	(57,904)	(46,599)

Net (decrease) increase in cash and cash equivalents	(33,543)	9,761
Cash and cash equivalents at beginning of period	211,825	196,507

Cash and cash equivalents at end of period	$178,282	$206,268

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and the variable interest entity ("VIE") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company evaluated all events or transactions that occurred after March 31, 2010 and through the date we issued these financial statements. Other than entering into the 2010 Credit Facility (as defined below), the Company did not have any material recognizable subsequent events during this period.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2009 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2010.

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. During 2009, the Company expanded into Medicaid administration. The Company provides services to health plans, insurance companies, employers, labor unions and various governmental agencies. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

services. The Company generally does not directly provide, or own any provider of, treatment services except as related to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March 2009, the Company began the operation of two additional behavioral health direct care facilities. In 2008 and 2009, the Company entered into agreements to transition all behavioral health direct care facilities over various dates. All of the direct care facilities were transitioned as of December 31, 2009.

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

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). This statement has been incorporated into ASC 105. This guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. Such guidance was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ending September 30, 2009 for the Company) and did not have an impact on the Company's

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

results of operations or financial condition, but changed the referencing system for accounting standards. All public filings of the Company now reference the ASC as the sole source of authoritative literature.

        In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46R". This statement has been incorporated into ASC 810 "Consolidation" ("ASC 810") and amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company adopted ASC 810 on January 1, 2010. The adoption of this standard did not have a material impact on the consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update, ("ASU"), No. 2010-06, "Improving Disclosures about Fair Value Measurements", ("ASU 2010-06"). ASU 2010-06 amends ASC Topic 820, "Fair Value Measurements and Disclosures", to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2010, ASU 2010-06 requires disclosure of the amounts of significant transfers between Level I and Level II and the reasons for such transfers, the reasons for any transfers in or out of Level III, and disclosure of the policy for determining when transfers between levels are recognized. ASU 2010-06 also clarified that disclosures should be provided for each class of assets and liabilities and clarified the requirement to disclose information about the valuation techniques and inputs used in estimating Level II and Level III measurements. Beginning January 1, 2011, ASU 2010-06 also requires that information in the reconciliation of recurring Level III measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on the consolidated financial statements. As the Company does not have significant transfers between Levels, no additional disclosures were necessary.

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $554.2 million and $583.3 million for the three months ended March 31, 2009 and 2010, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain fee-for-service ("FFS") contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from fee-for-service and cost-plus contracts approximated $9.4 million and $49.4 million for the three months ended March 31, 2009 and 2010, respectively. FFS revenue for 2010 includes the activity from the Medicaid Administration segment.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $25.5 million and $26.2 million for the three months ended March 31, 2009 and 2010, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $56.6 million and $61.0 million for the three months ended March 31, 2009 and 2010, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $1.3 million and $0.9 million for the three months ended March 31, 2009 and 2010, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the three months ended March 31, 2009 and 2010. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 701,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XIX eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through August 31, 2011 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $168.5 million and $192.0 million for the three months ended March 31, 2009 and 2010, respectively.

        Total net revenues from the Company's contracts with WellPoint were $44.0 million and $44.0 million during the three months ended March 31, 2009 and 2010, respectively, including radiology benefits management revenue of $40.6 million and $40.1 million, respectively.

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

        Net revenues from the Pennsylvania Counties in the aggregate totaled $74.8 million and $84.1 million for the three months ended March 31, 2009 and 2010, respectively.

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the three months ended March 31, 2009 and 2010. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $57.3 million and $64.5 million for the three months ended March 31, 2009 and 2010, respectively. The second customer has a contract that extends through June 30, 2014, terminable without cause upon 180 days' notice after June 30, 2012, and generated net revenues of $21.9 million and $18.2 million for the three months ended March 31, 2009 and 2010, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

        In addition to the Maricopa Contract, one other customer generated net revenues greater than ten percent of the net revenues for the Public Sector segment for the three months ended March 31, 2009 and 2010. This customer has a contract that extends through June 30, 2012, with options for the customer to extend the term of the contract for three one year terms, and generated net revenues of $36.0 million and $36.0 million for the three months ended March 31, 2009 and 2010, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the three months ended March 31, 2009 and three customers generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the three months ended March 31, 2010. The first customer has a contract that extends through May 31, 2011 and generated net revenues of $22.6 million and $19.6 million for the three months ended March 31, 2009 and 2010, respectively. For the three months ended March 31, 2010, the remaining two of three such customers generated $26.2 million and $12.8 million of the net revenues for this segment.

        For the three months ended March 31, 2009, four customers each exceeded ten percent of the net revenues for the Specialty Pharmaceutical Management segment. Such customers generated $20.2 million, $13.9 million, $9.3 million, and $7.3 million of net revenues during the three months ended March 31, 2009. For the three months ended March 31, 2010, four customers each exceeded ten percent of the net revenues for this segment. Such customers generated $22.2 million, $15.1 million, $10.1 million, and $7.8 million of net revenues during the three months ended March 31, 2010.

        For the three months ended March 31, 2010, four customers each exceeded ten percent of the net revenues for the Medicaid Administration segment. Three of such customers generated $7.5 million, $6.5 million, and $5.6 million of net revenues for this segment. The other customer generated revenue of $4.8 million during this period, and this contract is scheduled to terminate June 30, 2010, although the Company is obligated under the contract to operate the contract on a month-to-month basis for up to twelve months after its scheduled termination, if requested, unless terminated earlier by the customer.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of March 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$10,524	$—	$10,524
Restricted Cash(2)	—	114,466	—	114,466
Investments:
U.S. Government and agency securities	379	—	—	379
Obligations of government-sponsored enterprises(3)	—	9,400	—	9,400
Corporate debt securities	—	200,089	—	200,089
Certificates of deposit	—	9,750	—	9,750
Taxable municipal bonds	—	2,752		2,752

	$379	$346,981	$—	$347,360

(1)
Excludes $195.8 million of cash held in bank accounts by the Company.

(2)
Excludes $7.0 million of restricted cash held in bank accounts by the Company.

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

        ASC 320-10-65 applies to debt securities only and provides guidance on the recognition and presentation of other-than-temporary impairments. In addition, additional disclosures are required related to other-than-temporary impairments. Under this revised guidance, if a debt security is in an unrealized loss position and the Company has the intent to sell the debt security, or it is more likely than not that the Company will have to sell the debt security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in the consolidated statements of income. For impaired debt securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in the consolidated

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

statements of income and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.

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

        As of December 31, 2009 and March 31, 2010, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for either the three months ended March 31, 2009 or March 31, 2010. The following is a summary of short-term and long-term investments at December 31, 2009 and March 31, 2010 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$378	$1	$—	$379
Obligations of government-sponsored enterprises(1)	11,297	39	(8)	11,328
Corporate debt securities	208,832	458	(302)	208,988
Certificates of deposit	9,750	—	—	9,750

Total investments at December 31, 2009	$230,257	$498	$(310)	$230,445

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$378	$1	$—	$379
Obligations of government-sponsored enterprises(1)	9,375	25	—	9,400
Corporate debt securities	199,865	359	(135)	200,089
Certificates of deposit	9,750	—	—	9,750
Taxable municipal bonds	2,771	—	(19)	2,752

Total investments at March 31, 2010	$222,139	$385	$(154)	$222,370

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Home Loan Bank and the Federal Farm Credit Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

        The maturity dates of the Company's investments as of March 31, 2010 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2010	$144,035	$144,242
2011	78,104	78,128

Total investments at March 31, 2010	$222,139	$222,370

        The carrying value for the Company's current assets (other than short-term investments) and current liabilities approximate their fair value due to their short maturities.

Income Taxes

        The Company's effective income tax rates were 42.3 percent and 41.4 percent for the three months ended March 31, 2009 and 2010, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Stock Compensation

        At December 31, 2009 and March 31, 2010, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The Company recorded stock compensation expense of $6.4 million and $4.5 million for the three months ended March 31, 2009 and 2010, respectively. Stock compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2009 and 2010 has been reduced for estimated forfeitures, estimated at five percent for each period.

        The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2010 was $11.80 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 31.7 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the three months ended March 31, 2009 and 2010, approximately $1.1 million and $0 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the three months ended March 31, 2010 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,185,091	$38.19
Granted	809,772	42.72
Cancelled	(82,103)	42.89
Exercised	(406,574)	35.67

Outstanding, end of period	5,506,186	38.98

Vested and expected to vest at end of period	5,345,041	38.98

Exercisable, end of period	3,201,500	$39.33

        All of the Company's options granted during the three months ended March 31, 2010 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	28,910	$30.27
Awarded	—	—
Vested	—	—
Forfeited	—	—

Outstanding, ending of period	28,910	$30.27

        Summarized information related to the Company's nonvested restricted stock units for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	184,454	$34.99
Awarded	101,812	42.75
Vested	(84,004)	36.16
Forfeited	(427)	35.79

Outstanding, ending of period	201,835	$38.42

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

        Restricted stock awards and restricted stock units granted during the three months ended March 31, 2010 generally vest ratably on each anniversary date over the three years subsequent to grant.

Long Term Debt and Capital Lease Obligations

        On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provided for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2008 Credit Facility").

        On April 29, 2009, the Company entered into an amendment to the 2008 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2009 Credit Facility"). Borrowings under the 2009 Credit Facility matured on April 28, 2010. The 2009 Credit Facility was guaranteed by substantially all of the subsidiaries of the Company and was secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the 2009 Credit Facility, the annual interest rate on Revolving Loan borrowings was equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 2.25 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 3.25 percent plus the Eurodollar rate for the selected interest period. The Company had the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bore interest at the rate of 3.375 percent. The commitment commission on the 2009 Credit Facility was 0.625 percent of the unused Revolving Loan Commitment.

        On April 28, 2010, the Company entered into an amendment to the 2009 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2010 Credit Facility"). Borrowings under the 2010 Credit Facility mature on April 28, 2013. The 2010 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the 2010 Credit Facility, the annual interest rate on Revolving Loan borrowings is equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 1.75 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 2.75 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 2.875 percent. The commitment commission on the 2010 Credit Facility is 0.50 percent of the unused Revolving Loan Commitment.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE A—General (Continued)

        There were $0.9 million of capital lease obligations and no Revolving Loan borrowings at March 31, 2010.

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2010
Numerator:
Net income	$13,560	$25,519

Denominator:
Weighted average number of common shares outstanding—basic	36,208	34,382
Common stock equivalents—stock options	86	431
Common stock equivalents—warrants	87	150
Common stock equivalents—restricted stock	5	19
Common stock equivalents—restricted stock units	—	92
Common stock equivalents—employee stock purchase plan	—	—

Weighted average number of common shares outstanding—diluted	36,386	35,074

Net income per common share—basic	$0.37	$0.74

Net income per common share—diluted	$0.37	$0.73

        The weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2010 were calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2009 and 2010 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

        For the three months ended March 31, 2010, the Company had additional potential dilutive securities outstanding representing 1.6 million options that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE C—Business Segment Information (Continued)

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended March 31, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$158,753	$321,860	$73,559	$65,343	$—	$619,515
Cost of care	(89,786)	(292,146)	(49,786)	—	—	(431,718)
Cost of goods sold	—	—	—	(52,072)	—	(52,072)
Direct service costs	(38,525)	(17,296)	(13,038)	(6,394)	—	(75,253)
Other operating expenses	—	—	—	—	(27,811)	(27,811)
Stock compensation expense(1)	332	235	370	2,082	3,413	6,432

Segment profit (loss)	$30,774	$12,653	$11,105	$8,959	$(24,398)	$39,093

Three Months Ended March 31, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Net revenue	$161,702	$349,468	$109,457	$68,138	$39,288	$—	$728,053
Cost of care	(90,672)	(309,062)	(76,945)	—	—	—	(476,679)
Cost of goods sold	—	—	—	(56,296)	—	—	(56,296)
Direct service costs	(37,468)	(17,547)	(14,838)	(5,551)	(32,588)	—	(107,992)
Other operating expenses	—	—	—	—	—	(30,262)	(30,262)
Stock compensation expense(1)	238	201	393	143	18	3,535	4,528

Segment profit (loss)	$33,800	$23,060	$18,067	$6,434	$6,718	$(26,727)	$61,352

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,
	2009	2010
Segment profit	$39,093	$61,352
Stock compensation expense	(6,432)	(4,528)
Depreciation and amortization	(11,043)	(13,422)
Interest expense	(427)	(685)
Interest income	2,311	817

Income from continuing operations before income taxes	$23,502	$43,534

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

Stock Repurchases

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 3,866,505 shares of the Company's common stock at an aggregate cost of $136.0 million (excluding broker commissions) during the year

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

ended December 31, 2008 and made open market purchases of 1,859,959 shares of the Company's common stock at an average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the period January 1, 2009 through April 7, 2009, which was the date that the repurchase program was completed, the $200 million authorization having been exhausted.

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009. Pursuant to this program, the Company made open market purchases of 1,663,589 shares of the Company's common stock at an average price of $43.45 per share for an aggregate cost of $72.3 million (excluding broker commissions) during the three months ended March 31, 2010.

        As of March 31, 2010, the Company has recorded a liability in the amount of $13.0 million for stock repurchases for which cash settled subsequent to such date.

        The Company made additional open market purchases of 48,292 shares at an aggregate cost of $2.1 million, excluding broker commissions and transaction fees, on April 1, 2010, which was the date that the repurchase program was completed, the $100 million authorization having been exhausted.

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

        As of March 31, 2010, settlement of the working capital receivable and certain contractual liabilities remain open and therefore subject to further estimation. In addition, the amount recognized for deferred tax liabilities may be impacted by the determination of these items. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

        The Company reports the results of operations of First Health Services within Medicaid Administration.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. ("Magellan"), and its majority- owned subsidiaries and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company") should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on February 26, 2010.

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

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2009. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. During 2006, the Company expanded into radiology benefits management and specialty pharmaceutical management as a result of certain acquisitions. During 2009, the Company expanded into Medicaid administration. The Company provides services to health plans, insurance companies, employers, labor unions and various governmental agencies. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as related to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. During March 2009, the Company began the operation of two additional behavioral health direct care facilities. In 2008 and 2009, the Company entered into agreements to transition all behavioral health direct care facilities over various dates. All of the direct care facilities were transitioned as of December 31, 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of March 31, 2010, Commercial's covered lives were 4.0 million, 12.3 million and 20.0 million for risk-based, EAP and ASO products, respectively. For the three months ended March 31, 2010, Commercial's revenue was $107.4 million, $23.1 million and $31.2 million for risk-based, EAP and ASO products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of March 31, 2010, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the three months ended March 31, 2010, Public Sector's revenue was $348.0 million and $1.4 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. As of March 31, 2010, covered lives for Radiology Benefits Management were 3.9 million and 14.6 million for risk-based and ASO products, respectively. For the three months ended March 31, 2010, revenue for Radiology Benefits Management was $96.8 million and $12.7 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs often with sensitive handling or storage needs. Patients receiving these drugs require greater amounts of clinical and financial support than those taking more traditional agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) dispensing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology management services to health plans and state Medicaid programs. The Company's Specialty Pharmaceutical Management segment had contracts with 38 health plans as of March 31, 2010.

Medicaid Administration

        The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid, pharmacy, mental health and long-term care programs. The Company's Medicaid Administration services include the management of pharmacy benefits administration ("PBA"), medical management information services and fiscal agent services ("FAS"), and health care management services ("HCM"). Medicaid Administration management services are provided under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. The Company's Medicaid Administration segment had contracts with 26 states and the District of Columbia as of March 31, 2010.

Corporate and Other

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the three months ended March 31, 2009 and 2010. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 701,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XIX eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through August 31, 2011 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $168.5 million and $192.0 million for the three months ended March 31, 2009 and 2010, respectively.

        Total net revenues from the Company's contracts with WellPoint were $44.0 million and $44.0 million during the three months ended March 31, 2009 and 2010, respectively, including radiology benefits management revenue of $40.6 million and $40.1 million, respectively.

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

        Net revenues from the Pennsylvania Counties in the aggregate totaled $74.8 million and $84.1 million for the three months ended March 31, 2009 and 2010, respectively.

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the three months ended March 31, 2009 and 2010. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $57.3 million and $64.5 million for the three months ended March 31, 2009 and 2010, respectively. The second customer has a contract that extends through June 30, 2014, terminable without cause upon 180 days' notice after June 30, 2012, and generated net revenues of $21.9 million and $18.2 million for the three months ended March 31, 2009 and 2010, respectively.

        In addition to the Maricopa Contract, one other customer generated net revenues greater than ten percent of the net revenues for the Public Sector segment for the three months ended March 31, 2009 and 2010. This customer has a contract that extends through June 30, 2012, with options for the customer to extend the term of the contract for three one year terms, and generated net revenues of $36.0 million and $36.0 million for the three months ended March 31, 2009 and 2010, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the three months ended March 31, 2009 and three customers generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the three months ended March 31, 2010. The first customer has a contract that extends through May 31, 2011 and generated net revenues of $22.6 million and $19.6 million for the three months ended March 31, 2009 and 2010, respectively. For the three months ended March 31, 2010, the remaining two of three such customers generated $26.2 million and $12.8 million of the net revenues for this segment.

        For the three months ended March 31, 2009, four customers each exceeded ten percent of the net revenues for the Specialty Pharmaceutical Management segment. Such customers generated $20.2 million, $13.9 million, $9.3 million, and $7.3 million of net revenues during the three months ended March 31, 2009. For the three months ended March 31, 2010, four customers each exceeded ten percent of the net revenues for this segment. Such customers generated $22.2 million, $15.1 million, $10.1 million, and $7.8 million of net revenues during the three months ended March 31, 2010.

        For the three months ended March 31, 2010, four customers each exceeded ten percent of the net revenues for the Medicaid Administration segment. Three of such customers generated $7.5 million, $6.5 million, and $5.6 million of net revenues for this segment. The other customer generated revenue of $4.8 million during this period, and this contract is scheduled to terminate June 30, 2010, although the Company is obligated under the contract to operate the contract on a month-to-month basis for up to twelve months after its scheduled termination, if requested, unless terminated earlier by the customer.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates. Except as noted below, the Company's critical accounting policies are summarized in the Company's Annual Report on Form 10-K, filed with the SEC on February 26, 2010.

Income Taxes

        The Company's effective income tax rates were 42.3 percent and 41.4 percent for the three months ended March 31, 2009 and 2010, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended March 31, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$158,753	$321,860	$73,559	$65,343	$—	$619,515
Cost of care	(89,786)	(292,146)	(49,786)	—	—	(431,718)
Cost of goods sold	—	—	—	(52,072)	—	(52,072)
Direct service costs	(38,525)	(17,296)	(13,038)	(6,394)	—	(75,253)
Other operating expenses	—	—	—	—	(27,811)	(27,811)
Stock compensation expense(1)	332	235	370	2,082	3,413	6,432

Segment profit (loss)	$30,774	$12,653	$11,105	$8,959	$(24,398)	$39,093

Three Months Ended March 31, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Net revenue	$161,702	$349,468	$109,457	$68,138	$39,288	$—	$728,053
Cost of care	(90,672)	(309,062)	(76,945)	—	—	—	(476,679)
Cost of goods sold	—	—	—	(56,296)	—	—	(56,296)
Direct service costs	(37,468)	(17,547)	(14,838)	(5,551)	(32,588)	—	(107,992)
Other operating expenses	—	—	—	—	—	(30,262)	(30,262)
Stock compensation expense(1)	238	201	393	143	18	3,535	4,528

Segment profit (loss)	$33,800	$23,060	$18,067	$6,434	$6,718	$(26,727)	$61,352

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,
	2009	2010
Segment profit	$39,093	$61,352
Stock compensation expense	(6,432)	(4,528)
Depreciation and amortization	(11,043)	(13,422)
Interest expense	(427)	(685)
Interest income	2,311	817

Income from continuing operations before income taxes	$23,502	$43,534

Quarter ended March 31, 2010 ("Current Year Quarter"), compared to the quarter ended March 31, 2009 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 1.9 percent or $2.9 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to favorable rates changes of $9.9 million, revenue from new contracts implemented after the Prior Year Quarter of $1.3 million, increased membership from existing customers of $0.9 million, and favorable retroactive membership adjustments of $0.6 million recorded in the Current Year Quarter, which increases were partially offset by terminated contracts of $8.0 million, favorable retroactive membership and rate adjustments of $0.8 million recorded in the Prior Year Quarter, program changes of $0.6 million, and other net unfavorable variances of $0.4 million.

Cost of Care

        Cost of care increased by 1.0 percent or $0.9 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to increased membership from existing customers of $1.4 million, unfavorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $0.4 million, and care trends and other net variances of $3.4 million, which increases were partially offset by terminated contracts of $3.2 million, unfavorable prior period medical claims development recorded in the Prior Year Quarter of $0.4 million, program changes of $0.4 million, and favorable prior period medical claims development recorded in the Current Year Quarter of $0.3 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 81.4 percent in the Prior Year Quarter to 77.8 percent in the Current Year Quarter, mainly due to rate changes in excess of care trends, out of period care development, and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 2.7 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs decreased as a percentage of revenue from 24.3 percent in the Prior Year Quarter to 23.2 percent in the Current Year Quarter. The decrease in the percentage of direct service costs in relation to revenue is mainly due to rate changes and changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 8.6 percent or $27.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to the net impact of increased membership from existing customers offset by terminated contracts of $37.3 million and other net favorable variances of $0.8 million, which increases were partially offset by unfavorable rate and contract funding changes of $7.3 million, favorable retroactive rate and membership changes recorded in the Prior Year Quarter of $2.1 million, and unfavorable retroactive rate and membership changes recorded in the Current Year Quarter of $1.1 million.

Cost of Care

        Cost of care increased by 5.8 percent or $16.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to the net impact of care associated with increased membership from existing customers offset by terminated contracts of $32.6 million and care trends and other net unfavorable variances of $0.1 million, which increases were partially offset by care associated with rate changes for contracts with minimum care requirements recorded in the Current Year Quarter of $8.0 million, unfavorable prior period medical claims development recorded in the Prior Year Quarter of $3.1 million, care associated with retroactive rate and membership changes in the Prior Year Quarter of $1.9 million, care associated with retroactive rate and membership changes in the Current Year Quarter of $1.3 million, and favorable prior period medical claims development recorded in the Current Year Quarter of $1.5 million. Cost of care decreased as a percentage of risk revenue from 91.2 percent in the Prior Year Quarter to 88.8 percent in the Current Year Quarter mainly due to business mix and net favorable care development.

Direct Service Costs

        Direct service costs increased by 1.5 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter. Direct service costs decreased as a percentage of revenue from 5.4 percent for the Prior Year Quarter to 5.0 percent in the Current Year Quarter mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 48.8 percent or $35.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue from new contracts implemented after the Prior Year Quarter of $40.1 million, favorable rate changes of $4.9 million, and other net favorable variances of $1.2 million, which increases were partially offset by decreased membership from existing customers of $8.2 million, and favorable retroactive membership and rate adjustments recorded in the Prior Year Quarter of $2.1 million

Cost of Care

        Cost of care increased by 54.6 percent or $27.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts implemented after the Prior Year Quarter of $36.5 million and favorable prior period medical claims development of $1.0 million recorded in the Prior Year Quarter, which increases were partially offset by decreased membership from existing customers of $6.4 million, favorable prior period medical claims development recorded in the Current Year Quarter of $2.7 million, and favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.2 million. Cost of care decreased as a percentage of risk revenue from 83.0 percent in the Prior Year Quarter to 79.5 percent in the Current Year Quarter mainly due to care development and business mix.

Direct Service Costs

        Direct service costs increased by 13.8 percent or $1.8 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is mainly attributable to costs associated with new business. As a percentage of revenue, direct service costs decreased from 17.7 percent in the Prior Year Quarter to 13.6 percent in the Current Year Quarter, mainly due to business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 4.3 percent or $2.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased dispensing activity of $4.7 million, which increase was partially offset by contract terminations and membership losses of $1.5 million and other net decreases of $0.4 million.

Cost of Goods Sold

        Cost of goods sold increased by 8.1 percent or $4.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 91.9 percent in the Prior Year Quarter to 92.3 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs decreased by 13.2 percent or $0.8 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to a reduction in stock compensation expense, partially offset by an increase in expenses to support the development of new products. As a percentage of revenue, direct service costs decreased from 9.8 percent in the Prior Year Quarter to 8.1 percent in the Current Year Quarter, mainly due to a decrease in stock compensation expense.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration was $39.3 million for the Current Year Quarter. The acquisition of First Health closed on July 31, 2009 and the Prior Year Quarter does not include any operating results for this segment of the Company.

Direct Service Costs

        Direct service costs were $32.6 million for the Current Year Quarter. As a percentage of revenue, direct service costs were 82.9 percent in the Current Year Quarter.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 8.8 percent or $2.5 million from the Prior Year Quarter to the Current Year Quarter. The increase results primarily from increased discretionary benefit costs in the Current Year Quarter of $1.4 million and other net unfavorable variances of $1.1 million. As a percentage of total net revenue, other operating expenses decreased from 4.5 percent for the Prior Year Quarter to 4.2 percent for the Current Year Quarter, primarily due to changes in business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 21.5 percent or $2.4 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter (inclusive of assets related to the acquisition of First Health Services).

Interest Expense

        Interest expense increased by $0.3 million from the Prior Year Quarter to the Current Year Quarter, mainly due to increased letter of credit fees in the Current Year Quarter.

Interest Income

        Interest income decreased by $1.5 million from the Prior Year Quarter to the Current Year Quarter, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 42.3 percent in the Prior Year Quarter and 41.4 percent in the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2009 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2009 Credit Facility as of March 31, 2010, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $58.6 million and $60.3 million for the Prior Year Quarter and Current Year Quarter, respectively. The $1.7 million increase in operating cash flows from the Prior Year Quarter to the Current Year Quarter is primarily attributable to the increase in segment profit of $22.3 million from the Prior Year Quarter and other net favorable variances of $15.7 million primarily associated with working capital changes. Partially offsetting these items is the year over year reduction of $36.3 million in the amount shifted from restricted cash to restricted investments, which results in an operating cash flow source that is directly offset by an investing cash flow use. During the Prior Year Quarter and Current Year Quarter, restricted cash of $37.5 million and $1.2 million, respectively, was shifted to restricted investments.

        During the Current Year Quarter, the Company's restricted cash decreased $38.2 million. The change in restricted cash is attributable to a reduction in restricted cash of $37.5 million associated with the Company's regulated entities and the shift of restricted cash of $1.2 million to restricted investments, partially offset by other net increases of $0.5 million. In regards to the decrease in restricted cash associated with the Company's regulated entities, $37.8 million is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows. Partially offsetting these net reductions is the net funding of $0.3 million in additional restricted cash associated with the Company's regulated entities.

        Investing Activities.    The Company utilized $5.3 million and $10.0 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The majority of the increase in capital expenditures of $4.7 million is attributable to management information systems and related equipment.

        During the Prior Year Quarter, the Company used net cash of $29.0 million for the net purchase of "available for sale" investments. During the Current Year Quarter, the Company received net cash of $6.1 million from the net maturity of "available-for-sale" investments.

        Financing Activities.    During the Prior Year Quarter, the Company paid $59.5 million for repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $0.9 million from the exercise of stock options and warrants and had other net favorable items of $0.7 million.

        During the Current Year Quarter, the Company paid $59.3 million for repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $14.5 million from the exercise of stock options and had other net unfavorable items of $1.8 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2010, the Company expects to fund its additional estimated capital expenditures of $28 to $38 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2010 Credit Facility for its operations, capital needs or debt service in 2010. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company maintains its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial and credit markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        Stock Repurchases.    On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 3,866,505 shares of the Company's common stock at an aggregate cost of $136.0 million (excluding broker commissions) during the year ended December 31, 2008 and made open market purchases of 1,859,959 shares of the Company's common stock at an average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the period January 1, 2009 through April 7, 2009, which was the date that the repurchase program was completed, the $200 million authorization having been exhausted.

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009. Pursuant to this program, the Company made open market purchases of 1,663,589 shares of the Company's common stock at an average price of $43.45 per share for an aggregate cost of $72.3 million (excluding broker commissions) during the three months ended March 31, 2010.

        As of March 31, 2010, the Company has recorded a liability in the amount of $13.0 million for stock repurchases for which cash settled subsequent to such date.

        The Company made additional open market purchases of 48,292 shares at an aggregate cost of $2.1 million, excluding broker commissions and transaction fees, on April 1, 2010, which was the date that the repurchase program was completed, the $100 million authorization having been exhausted.

        Off-Balance Sheet Arrangements.    As of March 31, 2010, the Company has no material off-balance sheet arrangements.

        Credit Facility.    On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provided for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2008 Credit Facility").

        On April 29, 2009, the Company entered into an amendment to the 2008 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2009 Credit Facility"). Borrowings under the 2009 Credit Facility matured on April 28, 2010. The 2009 Credit Facility was guaranteed by substantially all of the subsidiaries of the Company and was secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the 2009 Credit Facility, the annual interest rate on Revolving Loan borrowings was equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 2.25 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 3.25 percent plus the Eurodollar rate for the selected interest period. The Company had the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bore interest at the rate of 3.375 percent. The commitment commission on the 2009 Credit Facility was 0.625 percent of the unused Revolving Loan Commitment.

        On April 28, 2010, the Company entered into an amendment to the 2009 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2010 Credit Facility"). Borrowings under the 2010 Credit Facility mature on April 28, 2013. The 2010 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the 2010 Credit Facility, the annual interest rate on Revolving Loan borrowings is equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 1.75 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 2.75 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 2.875 percent. The commitment commission on the 2010 Credit Facility is 0.50 percent of the unused Revolving Loan Commitment.

        There were $0.9 million of capital lease obligations and no Revolving Loan borrowings at March 31, 2010.

        Restrictive Covenants in Debt Agreements.    The 2010 Credit Facility contains covenants that limit management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        The 2010 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2010 Credit Facility pursuant to its terms, would result in an event of default under the 2010 Credit Facility.

        Net Operating Loss Carryforwards.    The Company estimates that it had reportable federal net operating loss carryforwards ("NOLs") as of December 31, 2009 of approximately $54.9 million available to reduce future federal taxable income. These estimated NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the Internal Revenue Service.

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

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). This statement has been incorporated into ASC 105. This guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. Such guidance was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ending September 30, 2009 for the Company) and did not have an impact on the Company's results of operations or financial condition, but changed the referencing system for accounting standards. All public filings of the Company now reference the ASC as the sole source of authoritative literature.

        In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46R". This statement has been incorporated into ASC 810

"Consolidation" ("ASC 810") and amends FASB Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company adopted ASC 810 on January 1, 2010. The adoption of this standard did not have a material impact on the consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update, ("ASU"), No. 2010-06, "Improving Disclosures about Fair Value Measurements", ("ASU 2010-06"). ASU 2010-06 amends ASC Topic 820, "Fair Value Measurements and Disclosures", to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2010, ASU 2010-06 requires disclosure of the amounts of significant transfers between Level I and Level II and the reasons for such transfers, the reasons for any transfers in or out of Level III, and disclosure of the policy for determining when transfers between levels are recognized. ASU 2010-06 also clarified that disclosures should be provided for each class of assets and liabilities and clarified the requirement to disclose information about the valuation techniques and inputs used in estimating Level II and Level III measurements. Beginning January 1, 2011, ASU 2010-06 also requires that information in the reconciliation of recurring Level III measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on the consolidated financial statements. As the Company does not have significant transfers between Levels, no additional disclosures were necessary.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2009 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2009 Credit Facility as of March 31, 2010, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of March 31, 2010. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors.

        Federal health care reform legislation could adversely affect the Company's business, revenues, profitability and results of operation.

        During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax incentives to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty.

        In addition, the new laws encompass certain new taxes and fees on our health plan customers, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry which may not be deductible for income tax purposes. The legislation also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on insurance benefits, increased restrictions on rescinding insurance coverage, establishment of minimum medical loss ratio requirements for our health plan customers, and greater restrictions on how our health plan customers price certain of their products. The legislation also reduces the reimbursement levels for health plans participating in the Medicare Advantage program over time.

        Some provisions of the health care reform legislation become effective this year, including those that bar health insurance companies from placing lifetime limits on insurance coverage and those related to the increased restrictions on rescinding coverage. However, some of the more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed coverage requirements and the requirement that individuals obtain coverage, do not become effective until 2014 or later. Many of the details of the new law require additional guidance and specificity to be provided by the Department of Health and Human Services, National Association of Insurance Commissioners, Department of Labor and Treasury Department.

While many of the provisions of the recently enacted healthcare reform legislation will not be applicable directly to the Company, they will affect the business of the Company's health plan and employer customers in its Commercial, Radiology Benefits Management and Specialty Pharmaceutical segments, and will also affect the Medicaid programs of the states with whom the Company has contracts in its Public Sector and Managed Medicaid segments.

        Although, it is too early to fully understand the impacts of the legislation on the Company's business or on the business of the Company's customers, there is no assurance that the legislation will not have a material adverse effect on the Company's business, cash flows, financial condition and results of operations.

        The Mental and Substance Abuse Benefit Parity Law and Regulations could adversely affect the Company's business, revenues, profitability and results of operation.

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g. limits on the number of visits) between mental health and substance use disorder benefits and medical/surgical benefits for group health plan members. This new law does not require coverage for mental health or substance use disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance use disorders to determine what they are going to cover as long as their definitions are consistent with generally recognized independent standards of current medical practice. State mandated benefits laws are not preempted except to the extent that they prohibit the application of the federal law. The law applies to group health benefit plans including ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. Self-funded non-federal government plans can opt out of these federal parity requirements. There is an exemption for small employers with 50 or fewer employees. On February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services promulgated Interim Final Rules interpreting the MHPAEA. These regulations apply to all plans covered under MHPAEA except for Medicaid managed care plans and SCHIP plans. The regulations, which are effective for health benefit plan years beginning or renewing on or after July 1, 2010, provide more detail on the application of the MPHAEA and require that health plans may not apply any financial requirements or quantitative treatment limitations to mental health or substance use disorder benefits that are more restrictive than the predominant financial requirements or quantitative treatment limitations applied to substantially all medical/surgical benefits in the same classification. The classifications include in-patient/in network benefits, inpatient/out-of-network benefits, outpatient/in network benefits, outpatient/out-of network benefits, emergency care, and prescription drugs. Financial requirements include deductibles, co-payments, coinsurance or out of pocket maximums. The regulation includes the requirement that there be no separate cumulative financial requirements or cumulative quantitative treatment limitations, essentially requiring a single deductible for medical/surgical and mental health and substance use disorder benefits. The regulations classify the treatment limitations into two types. The first is quantitative treatment limitations such as limits on benefits based on the frequency of treatment, number of visits, days of coverage, or days in a waiting period.

        The second is non-quantitative treatment limitations. The regulations state that plans may not impose any nonquantitative treatment limitations on behavioral health benefits unless the limitations are comparable to and applied no more stringently than a limitation on the medical/surgical benefits in the same classification, except to the extent that recognized clinically appropriate standards of care may permit a difference. The regulation contains an illustrative list of nonquantitative treatment limitations that includes medical management standards limiting or excluding benefits based on medical necessity or medical appropriateness or based on whether the treatment is experimental or investigative, formulary design for prescription drugs, standards for provider admission to participate in a network

(including reimbursement rates), plan methods for determining usual, customary and reasonable charges, refusal to pay for higher cost therapies until it can be shown that a lower cost therapy is effective, and exclusions based on failure to complete a course of treatment. In many instances, the regulations do not provide clear guidance as to their application in particular circumstances and will require further clarification and interpretation by the responsible regulatory agencies. The Company is currently working with its customers to assess the effect of the regulations to their businesses and to the business of the Company. The interim final regulations will require changes in the business practices of the Company's health plan customers and the business practices of the Company. No assurance can be given that such legislation will not have a material adverse effect on the Company's customers or on the Company. However, the Company's risk contracts do allow for repricing to occur effective the same date that any legislation or regulations becomes effective if that legislation is projected to have a material affect on cost of care.

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

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009. Pursuant to this program, the Company made open market purchases of 1,663,589 shares of the Company's common stock at an average price of $43.45 per share for an aggregate cost of $72.3 million (excluding broker commissions) during the three months ended March 31, 2010.

        As of March 31, 2010, the Company has recorded a liability in the amount of $13.0 million for stock repurchases for which cash settled subsequent to such date.

        The Company made additional open market purchases of 48,292 shares at an aggregate cost of $2.1 million, excluding broker commissions and transaction fees, on April 1, 2010, which was the date that the repurchase program was completed, the $100 million authorization having been exhausted.

        Following is a summary of stock repurchases made subsequent to December 31, 2009 (dollars in thousands):

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
January 1 - 31, 2010	—	$0.00	—	$74,376
February 1 - 28, 2010	16,200	$37.88	16,200	73,762
March 1 - 31, 2010	1,647,389	$43.50	1,647,389	2,099
April 1, 2010	48,292	$43.47	48,292	—

	1,711,881		1,711,881	$—

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

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        (i)    2010 Credit Facility:    On April 28, 2010, the Company entered into an amendment to the 2009 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2010 Credit Facility"). Borrowings under the 2010 Credit Facility mature on April 28, 2013. The 2010 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

        Under the 2010 Credit Facility, the annual interest rate on Revolving Loan borrowings is equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 1.75 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 2.75 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 2.875 percent. The commitment commission on the 2010 Credit Facility is 0.50 percent of the unused Revolving Loan Commitment.

Item 6.    Exhibits.

Exhibit No.	Description
4.1	Third Amendment to Credit Agreement, dated as of April 28, 2010, among Magellan Health Services, Inc., various lenders and Deutsche Bank AG New York Branch, as administrative agent.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2010	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)