Form 10-Q
period 2010-06-30
MAGELLAN HEALTH SERVICES INC
filed 2010-07-30
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of June 30, 2010 was 33,381,346.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2009	June 30, 2010 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$196,507	$230,088
Restricted cash	159,659	123,703
Accounts receivable, less allowance for doubtful accounts of $1,358 and $1,667 at December 31, 2009 and June 30, 2010, respectively	114,434	116,879
Short-term investments (restricted investments of $102,922 and $120,676 at December 31, 2009 and June 30, 2010, respectively)	162,922	195,416
Deferred income taxes	57,329	57,329
Other current assets (restricted deposits of $15,467 and $20,838 at December 31, 2009 and June 30, 2010, respectively)	62,737	57,035

Total Current Assets	753,588	780,450
Property and equipment, net	108,219	109,323
Long-term investments (restricted investments of $60,230 and $41,814 at December 31, 2009 and June 30, 2010, respectively)	67,523	41,814
Deferred income taxes	17,725	2,757
Other long-term assets	2,703	2,372
Goodwill	426,471	426,471
Other intangible assets, net	64,812	59,405

Total Assets	$1,441,041	$1,422,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$27,086	$24,655
Accrued liabilities	93,760	71,141
Medical claims payable	143,669	153,976
Other medical liabilities	104,649	86,704
Current maturities of long-term capital lease obligation	—	533

Total Current Liabilities	369,164	337,009
Long-term capital lease obligation	—	559
Tax Contingencies	118,859	121,762
Deferred credits and other long-term liabilities	2,526	2,631

Total Liabilities	490,549	461,961

Preferred stock, par value $.01 per share Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share Authorized—100,000 shares at December 31, 2009 and June 30, 2010—Issued and outstanding—41,044 shares and 34,535 shares at December 31, 2009, respectively, and 41,602 and 33,381 shares at June 30, 2010, respectively	410	416
Multi-Vote common stock, par value $.01 per share Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	614,483	638,367
Retained earnings	555,923	616,870
Warrants outstanding	5,382	5,370
Accumulated other comprehensive income (loss)	114	(145)
Ordinary common stock in treasury, at cost, 6,509 shares and 8,221 shares at December 31, 2009 and June 30, 2010, respectively	(225,820)	(300,247)

Total Stockholders' Equity	950,492	960,631

Total Liabilities and Stockholders' Equity	$1,441,041	$1,422,592

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net revenue	$635,801	$741,658	$1,255,316	$1,469,711

Cost and expenses:
Cost of care	443,048	472,478	874,766	949,157
Cost of goods sold	49,286	54,771	101,358	111,067
Direct service costs and other operating expenses(1)	102,934	139,617	205,998	277,871
Depreciation and amortization	10,516	14,235	21,559	27,657
Interest expense	657	584	1,084	1,269
Interest income	(1,734)	(803)	(4,045)	(1,620)

	604,707	680,882	1,200,720	1,365,401

Income from continuing operations before income taxes	31,094	60,776	54,596	104,310
Provision for income taxes	12,695	25,348	22,637	43,363

Net income	18,399	35,428	31,959	60,947
Other comprehensive income (loss)	66	(285)	(220)	(259)

Comprehensive income	$18,465	$35,143	$31,739	$60,688

Weighted average number of common shares outstanding—basic (See Note B)	34,955	33,323	35,578	33,849

Weighted average number of common shares outstanding—diluted (See Note B)	34,992	33,800	35,686	34,434

Net income per common share—basic:	$0.53	$1.06	$0.90	$1.80

Net income per common share—diluted:	$0.53	$1.05	$0.90	$1.77

(1)
Includes stock compensation expense of $6,168 and $3,706 for the three months ended June 30, 2009 and 2010, and $12,600 and $8,234 for the six months ended June 30, 2009 and 2010, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2009	2010
Cash flows from operating activities:
Net income	$31,959	$60,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,559	27,657
Non-cash interest expense	456	361
Non-cash stock compensation expense	12,600	8,234
Non-cash income tax expense	13,343	18,039
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	40,956	35,956
Accounts receivable, net	(19,880)	(2,445)
Other assets	(23,604)	5,674
Accounts payable and accrued liabilities	(23,960)	(25,050)
Medical claims payable and other medical liabilities	(14,259)	(7,638)
Other	973	4,454

Net cash provided by operating activities	40,143	126,189

Cash flows from investing activities:
Capital expenditures	(12,457)	(21,681)
Purchase of investments	(144,370)	(96,515)
Maturity of investments	161,449	84,959

Net cash provided by (used in) investing activities	4,622	(33,237)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(3)	(588)
Payments to acquire treasury stock	(64,019)	(74,427)
Proceeds from exercise of stock options and warrants	1,101	17,148
Other	2,531	(1,504)

Net cash used in financing activities	(60,390)	(59,371)

Net (decrease) increase in cash and cash equivalents	(15,625)	33,581
Cash and cash equivalents at beginning of period	211,825	196,507

Cash and cash equivalents at end of period	$196,200	$230,088

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and the variable interest entity ("VIE") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company evaluated all events or transactions that occurred after June 30, 2010 and through the date we issued these financial statements. The Company did not have any material recognizable subsequent events during this period.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE A—General (Continued)

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

June 30, 2010

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

Medicaid Administration

        The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid, pharmacy, mental health and long-term care programs. The primary focus of the Company's Medicaid Administration involves providing pharmacy benefits administration ("PBA") services under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE A—General (Continued)

standards. All public filings of the Company now reference the ASC as the sole source of authoritative literature.

        In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46R". This statement has been incorporated into ASC 810 "Consolidation" ("ASC 810") and amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement was effective for fiscal years beginning after November 15, 2009. Accordingly, the Company adopted ASC 810 on January 1, 2010. The adoption of this standard did not have a material impact on the consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update, ("ASU"), No. 2010-06, "Improving Disclosures about Fair Value Measurements", ("ASU 2010-06"). ASU 2010-06 amends ASC Topic 820, "Fair Value Measurements and Disclosures", to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2010, ASU 2010-06 requires disclosure of the amounts of significant transfers between Level I and Level II and the reasons for such transfers, the reasons for any transfers in or out of Level III, and disclosure of the policy for determining when transfers between levels are recognized. ASU 2010-06 also clarified that disclosures should be provided for each class of assets and liabilities and clarified the requirement to disclose information about the valuation techniques and inputs used in estimating Level II and Level III measurements. Beginning January 1, 2011, ASU 2010-06 also requires that information in the reconciliation of recurring Level III measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on the consolidated financial statements. As the Company does not have significant transfers between Levels, or any Level III measurements, no additional disclosures were necessary.

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE A—General (Continued)

month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $573.9 million and $1,128.1 million for the three and six months ended June 30, 2009, respectively, and $591.2 million and $1,174.6 million for the three and six months ended June 30, 2010, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain fee-for-service ("FFS") contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from fee-for-service and cost-plus contracts approximated $9.7 million and $19.2 million for the three and six months ended June 30, 2009, respectively, and $48.9 million and $98.3 million for the three and six months ended June 30, 2010, respectively. FFS revenue for 2010 includes the activity from the Medicaid Administration segment.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $29.3 million and $54.7 million for the three and six months ended June 30, 2009, respectively, and $30.7 million and $56.8 million for the three and six months ended June 30, 2010, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $53.6 million and $110.2 million for the three and six months ended June 30, 2009, respectively, and $58.7 million and $119.7 million for the three and six months ended June 30, 2010, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $2.0 million and

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE A—General (Continued)

$3.3 million for the three and six months ended June 30, 2009, respectively, and $4.8 million and $5.8 million for the three and six months ended June 30, 2010, respectively.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2009 and 2010. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 727,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XIX eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through June 30, 2012 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $351.9 million and $400.9 million for the six months ended June 30, 2009 and 2010, respectively.

        Total net revenues from the Company's contracts with WellPoint were $88.5 million and $87.1 million during the six months ended June 30, 2009 and 2010, respectively, including radiology benefits management revenue of $81.6 million and $79.3 million, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has a radiology benefits management contract with WellPoint that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a term through December 31, 2010, and cannot be terminated early, except for cause, as defined in the agreement; the Company has received notice from WellPoint that it will allow this contract to expire as of December 31, 2010.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $153.7 million and $169.9 million for the six months ended June 30, 2009 and 2010, respectively.

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the six months ended June 30, 2009 and 2010. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $116.8 million and $126.9 million for the six months ended June 30, 2009 and 2010, respectively. The second customer has a contract that extends through June 30,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE A—General (Continued)

2014, terminable without cause upon 180 days' notice after June 30, 2012, and generated net revenues of $42.2 million and $36.8 million for the six months ended June 30, 2009 and 2010, respectively.

        In addition to the Maricopa Contract, one other customer generated net revenues greater than ten percent of the net revenues for the Public Sector segment for the six months ended June 30, 2009 and 2010. This customer has a contract that extends through June 30, 2012, with options for the customer to extend the term of the contract for three one year terms, and generated net revenues of $72.4 million and $72.6 million for the six months ended June 30, 2009 and 2010, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the six months ended June 30, 2009 and three customers generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the six months ended June 30, 2010. The first customer has a contract that extends through May 31, 2011 and generated net revenues of $42.5 million and $34.4 million for the six months ended June 30, 2009 and 2010, respectively. For the six months ended June 30, 2010, the remaining two of three such customers generated $53.4 million and $25.9 million of the net revenues for this segment.

        For the six months ended June 30, 2009, four customers each exceeded ten percent of the net revenues for the Specialty Pharmaceutical Management segment. Such customers generated $42.4 million, $26.8 million, $19.3 million, and $15.2 million of net revenues during the six months ended June 30, 2009. For the six months ended June 30, 2010, four customers each exceeded ten percent of the net revenues for this segment. Such customers generated $43.3 million, $30.4 million, $18.3 million, and $17.1 million of net revenues during the six months ended June 30, 2010.

        For the six months ended June 30, 2010, five customers each exceeded ten percent of the net revenues for the Medicaid Administration segment. Three of such customers generated $11.5 million, $10.9 million, and $7.9 million of net revenues for this segment. One additional customer generated revenue of $15.8 million during the six months ended June 30, 2010, and this contract is scheduled to terminate on September 29, 2012, unless terminated earlier by the customer. Pursuant to a competitive bid process, the customer is expected to award this contract to a vendor other than the Company, with such transition scheduled to take place on June 30, 2011. Although the Company anticipates that its contract with the customer will terminate and the contract will transition to a new vendor on June 30, 2011, until formally terminated, the Company is obligated under the contract until September 29, 2012, and up to 18 months thereafter upon mutual consent. The remaining customer generated revenue of $9.5 million during this period, and this contract terminated June 30, 2010.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE A—General (Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$66,249	$—	$66,249
Restricted Cash(2)	—	87,416	—	87,416
Investments:
U.S. Government and agency securities	2,185	—	—	2,185
Obligations of government-sponsored enterprises(3)	—	6,980	—	6,980
Corporate debt securities	—	215,589	—	215,589
Certificates of deposit	—	9,750	—	9,750
Taxable municipal bonds	—	2,726		2,726

	$2,185	$388,710	$—	$390,895

(1)
Excludes $163.8 million of cash held in bank accounts by the Company.

(2)
Excludes $36.3 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE A—General (Continued)

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE A—General (Continued)

        As of December 31, 2009 and June 30, 2010, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for either the six months ended June 30, 2009 or June 30, 2010. The following is a summary of short-term and long-term investments at December 31, 2009 and June 30, 2010 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$378	$1	$—	$379
Obligations of government-sponsored enterprises(1)	11,297	39	(8)	11,328
Corporate debt securities	208,832	458	(302)	208,988
Certificates of deposit	9,750	—	—	9,750

Total investments at December 31, 2009	$230,257	$498	$(310)	$230,445

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$2,184	$1	$—	$2,185
Obligations of government-sponsored enterprises(1)	6,961	19	—	6,980
Corporate debt securities	215,834	128	(373)	215,589
Certificates of deposit	9,750	—	—	9,750
Taxable municipal bonds	2,740	—	(14)	2,726

Total investments at June 30, 2010	$237,469	$148	$(387)	$237,230

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of June 30, 2010 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2010	$112,837	$112,805
2011	122,468	122,257
2012	2,164	2,168

Total investments at June 30, 2010	$237,469	$237,230

        The carrying value for the Company's current assets (other than short-term investments) and current liabilities approximate their fair value due to their short maturities.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE A—General (Continued)

Income Taxes

        The Company's effective income tax rates were 41.5 percent and 41.6 percent for the six months ended June 30, 2009 and 2010, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Stock Compensation

        At December 31, 2009 and June 30, 2010, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The Company recorded stock compensation expense of $6.2 million and $12.6 million for the three and six months ended June 30, 2009, respectively, and $3.7 million and $8.2 million for the three and six months ended June 30, 2010, respectively. Stock compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2009 and 2010 has been reduced for estimated forfeitures, estimated at five percent for each period.

        The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2010 was $11.78 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 31.7 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the six months ended June 30, 2009 and 2010, approximately $3.0 million and $0 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows, respectively.

        Summarized information related to the Company's stock options for the six months ended June 30, 2010 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,185,091	$38.19
Granted	850,255	42.72
Forfeited	(182,355)	43.28
Exercised	(475,403)	35.99

Outstanding, end of period	5,377,588	38.93

Vested and expected to vest at end of period	5,240,347	38.94

Exercisable, end of period	3,169,066	$39.28

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE A—General (Continued)

        All of the Company's options granted during the six months ended June 30, 2010 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	28,910	$30.27
Awarded	22,309	39.23
Vested	(28,910)	30.27
Forfeited	—	—

Outstanding, ending of period	22,309	$39.23

        Restricted stock awards granted during the six months ended June 30, 2010 generally vest ratably on each anniversary date over a period of one year subsquent to grant.

        Summarized information related to the Company's nonvested restricted stock units for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	184,454	$34.99
Awarded	101,812	42.75
Vested	(84,533)	36.19
Forfeited	(1,680)	37.37

Outstanding, ending of period	200,053	$38.42

        Restricted stock units granted during the six months ended June 30, 2010 generally vest ratably on each anniversary date over the three years subsequent to grant.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

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

        There were $1.1 million of capital lease obligations and no Revolving Loan borrowings at June 30, 2010.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Numerator:
Net income	$18,399	$35,428	$31,959	$60,947

Denominator:
Weighted average number of common shares outstanding—basic	34,955	33,323	35,578	33,849
Common stock equivalents—stock options	11	261	49	345
Common stock equivalents—warrants	26	142	57	146
Common stock equivalents—restricted stock	—	13	2	17
Common stock equivalents—restricted stock units	—	60	—	76
Common stock equivalents—employee stock purchase plan	—	1	—	1

Weighted average number of common shares outstanding—diluted	34,992	33,800	35,686	34,434

Net income per common share—basic	$0.53	$1.06	$0.90	$1.80

Net income per common share—diluted	$0.53	$1.05	$0.90	$1.77

        The weighted average number of common shares outstanding for the three and six months ended June 30, 2009 and 2010 were calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2009 and 2010 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

        For the three months and six months ended June 30, 2010, the Company had additional potential dilutive securities outstanding representing 3.0 million and 1.9 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

June 30, 2010

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended June 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$160,190	$343,181	$70,565	$61,865	$—	$635,801
Cost of care	(88,851)	(309,770)	(44,427)	—	—	(443,048)
Cost of goods sold	—	—	—	(49,286)	—	(49,286)
Direct service costs	(38,008)	(16,910)	(12,469)	(6,870)	—	(74,257)
Other operating expenses	—	—	—	—	(28,677)	(28,677)
Stock compensation expense(1)	188	209	424	2,136	3,211	6,168

Segment profit (loss)	$33,519	$16,710	$14,093	$7,845	$(25,466)	$46,701

Three Months Ended June 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Net revenue	$160,982	$368,011	$105,263	$67,993	$39,409	$—	$741,658
Cost of care	(90,583)	(311,609)	(70,286)	—	—	—	(472,478)
Cost of goods sold	—	—	—	(54,771)	—	—	(54,771)
Direct service costs	(37,716)	(15,458)	(15,401)	(5,922)	(34,039)	—	(108,536)
Other operating expenses	—	—	—	—	—	(31,081)	(31,081)
Stock compensation expense(1)	194	172	368	114	22	2,836	3,706

Segment profit (loss)	$32,877	$41,116	$19,944	$7,414	$5,392	$(28,245)	$78,498

Six Months Ended June 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$318,943	$665,041	$144,124	$127,208	$—	$1,255,316
Cost of care	(178,637)	(601,916)	(94,213)	—	—	(874,766)
Cost of goods sold	—	—	—	(101,358)	—	(101,358)
Direct service costs	(76,533)	(34,206)	(25,507)	(13,264)	—	(149,510)
Other operating expenses	—	—	—	—	(56,488)	(56,488)
Stock compensation expense(1)	520	444	794	4,218	6,624	12,600

Segment profit (loss)	$64,293	$29,363	$25,198	$16,804	$(49,864)	$85,794

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE C—Business Segment Information (Continued)

Six Months Ended June 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Net revenue	$322,684	$717,479	$214,720	$136,131	$78,697	$—	$1,469,711
Cost of care	(181,255)	(620,671)	(147,231)	—	—	—	(949,157)
Cost of goods sold	—	—	—	(111,067)	—	—	(111,067)
Direct service costs	(75,184)	(33,005)	(30,239)	(11,473)	(66,627)	—	(216,528)
Other operating expenses	—	—	—	—	—	(61,343)	(61,343)
Stock compensation expense(1)	432	373	761	257	40	6,371	8,234

Segment profit (loss)	$66,677	$64,176	$38,011	$13,848	$12,110	$(54,972)	$139,850

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Segment profit	$46,701	$78,498	$85,794	$139,850
Stock compensation expense	(6,168)	(3,706)	(12,600)	(8,234)
Depreciation and amortization	(10,516)	(14,235)	(21,559)	(27,657)
Interest expense	(657)	(584)	(1,084)	(1,269)
Interest income	1,734	803	4,045	1,620

Income from continuing operations before income taxes	$31,094	$60,776	$54,596	$104,310

NOTE D—Commitments and Contingencies

Legal

        The management and administration of the delivery of specialty managed healthcare entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense. The Company is also subject to or party to certain class actions, litigation and claims relating to its operations and business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

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

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009. Pursuant to this program, the Company made open market purchases of 1,711,881 shares of the Company's common stock at an average price of $43.46 per share for an aggregate cost of $74.4 million (excluding broker commissions) during the period January 1, 2010 through April 1, 2010, which was the date that the repurchase program was completed, the $100 million authorization having been exhausted.

Acquisition of First Health Services

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry, on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health Services") and certain assets of Coventry which are related to the operation of the business conducted by First Health Services. First Health Services provides pharmacy benefits management and other services to Medicaid programs. As consideration for the Acquisition, the Company paid $115.4 million in cash, excluding

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

cash acquired and including a payment of $7.4 million for excess working capital with such amount being subject to final adjustments as provided in the Purchase Agreement. The Company funded the Acquisition with cash on hand.

        As of June 30, 2010, settlement of the working capital receivable and certain contractual liabilities remain open and therefore subject to further estimation. In addition, the amount recognized for deferred tax liabilities may be impacted by the determination of these items. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

        The Company reports the results of operations of First Health Services within Medicaid Administration.

        Effective July 1, 2010 the Company discontinued the use of the name First Health Services Corporation and officially changed such name to "Magellan Medicaid Administration, Inc."

NOTE E—Subsequent Event

Stock Repurchase

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 27, 2012. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice.

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

  •
  the impact of healthcare reform legislation;

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

  •
  the state of the national economy and adverse changes in economic conditions; and

  •
  the Mental and Substance Abuse Benefit Parity Law and Regulations.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of June 30, 2010, Commercial's covered lives were 3.9 million, 12.3 million and 20.3 million for risk-based, EAP and ASO products, respectively. For the six months ended June 30, 2010, Commercial's revenue was $214.0 million, $46.3 million and $62.4 million for risk-based, EAP and ASO products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to Medicaid recipients under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of June 30, 2010, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the six months ended June 30, 2010, Public Sector's revenue was $714.7 million and $2.8 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. As of June 30, 2010, covered lives for Radiology Benefits Management were 4.1 million and 14.8 million for risk-based and ASO products, respectively. For the six months ended June 30, 2010, revenue for Radiology Benefits Management was $190.3 million and $24.4 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs often with sensitive handling or storage needs. Patients receiving these drugs require greater amounts of clinical and financial support than those taking more traditional agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The

Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) dispensing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing oncology management services to health plans and state Medicaid programs. The Company's Specialty Pharmaceutical Management segment had contracts with 40 health plans as of June 30, 2010.

Medicaid Administration

        The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid, pharmacy, mental health and long-term care programs. The primary focus of the Company's Medicaid Administration involves providing pharmacy benefits administration ("PBA") services under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. The Company's Medicaid Administration segment had contracts with 25 states and the District of Columbia as of June 30, 2010.

Corporate and Other

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2009 and 2010. The Company also has a significant concentration of business from contracts with subsidiaries of WellPoint, Inc. ("WellPoint") and with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 727,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XIX eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through June 30, 2012 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $351.9 million and $400.9 million for the six months ended June 30, 2009 and 2010, respectively.

        Total net revenues from the Company's contracts with WellPoint were $88.5 million and $87.1 million during the six months ended June 30, 2009 and 2010, respectively, including radiology benefits management revenue of $81.6 million and $79.3 million, respectively.

        In July 2007, WellPoint acquired a radiology benefits management company, and expressed its intent to in-source all of its radiology benefits management contracts when such contracts expire. The Company has a radiology benefits management contract with WellPoint that converted from an ASO arrangement to a risk arrangement effective July 1, 2007. Such risk contract has a term through December 31, 2010, and cannot be terminated early, except for cause, as defined in the agreement; the

Company has received notice from WellPoint that it will allow this contract to expire as of December 31, 2010.

        Net revenues from the Pennsylvania Counties in the aggregate totaled $153.7 million and $169.9 million for the six months ended June 30, 2009 and 2010, respectively.

  By Segment

        Two customers generated greater than ten percent of Commercial net revenues for the six months ended June 30, 2009 and 2010. The first customer has a contract that extends through December 31, 2012 and generated net revenues of $116.8 million and $126.9 million for the six months ended June 30, 2009 and 2010, respectively. The second customer has a contract that extends through June 30, 2014, terminable without cause upon 180 days' notice after June 30, 2012, and generated net revenues of $42.2 million and $36.8 million for the six months ended June 30, 2009 and 2010, respectively.

        In addition to the Maricopa Contract, one other customer generated net revenues greater than ten percent of the net revenues for the Public Sector segment for the six months ended June 30, 2009 and 2010. This customer has a contract that extends through June 30, 2012, with options for the customer to extend the term of the contract for three one year terms, and generated net revenues of $72.4 million and $72.6 million for the six months ended June 30, 2009 and 2010, respectively.

        In addition to WellPoint, one other customer generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the six months ended June 30, 2009 and three customers generated greater than ten percent of the net revenues for the Radiology Benefits Management segment for the six months ended June 30, 2010. The first customer has a contract that extends through May 31, 2011 and generated net revenues of $42.5 million and $34.4 million for the six months ended June 30, 2009 and 2010, respectively. For the six months ended June 30, 2010, the remaining two of three such customers generated $53.4 million and $25.9 million of the net revenues for this segment.

        For the six months ended June 30, 2009, four customers each exceeded ten percent of the net revenues for the Specialty Pharmaceutical Management segment. Such customers generated $42.4 million, $26.8 million, $19.3 million, and $15.2 million of net revenues during the six months ended June 30, 2009. For the six months ended June 30, 2010, four customers each exceeded ten percent of the net revenues for this segment. Such customers generated $43.3 million, $30.4 million, $18.3 million, and $17.1 million of net revenues during the six months ended June 30, 2010.

        For the six months ended June 30, 2010, five customers each exceeded ten percent of the net revenues for the Medicaid Administration segment. Three of such customers generated $11.5 million, $10.9 million, and $7.9 million of net revenues for this segment. One additional customer generated revenue of $15.8 million during the six months ended June 30, 2010, and this contract is scheduled to terminate on September 29, 2012, unless terminated earlier by the customer. Pursuant to a competitive bid process, the customer is expected to award this contract to a vendor other than the Company, with such transition scheduled to take place on June 30, 2011. Although the Company anticipates that its contract with the customer will terminate and the contract will transition to a new vendor on June 30, 2011, until formally terminated, the Company is obligated under the contract until September 29, 2012, and up to 18 months thereafter upon mutual consent. The remaining customer generated revenue of $9.5 million during this period, and this contract terminated June 30, 2010.

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

Income Taxes

        The Company's effective income tax rates were 41.5 percent and 41.6 percent for the six months ended June 30, 2009 and 2010, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended June 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$160,190	$343,181	$70,565	$61,865	$—	$635,801
Cost of care	(88,851)	(309,770)	(44,427)	—	—	(443,048)
Cost of goods sold	—	—	—	(49,286)	—	(49,286)
Direct service costs	(38,008)	(16,910)	(12,469)	(6,870)	—	(74,257)
Other operating expenses	—	—	—	—	(28,677)	(28,677)
Stock compensation expense(1)	188	209	424	2,136	3,211	6,168

Segment profit (loss)	$33,519	$16,710	$14,093	$7,845	$(25,466)	$46,701

Three Months Ended June 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Net revenue	$160,982	$368,011	$105,263	$67,993	$39,409	$—	$741,658
Cost of care	(90,583)	(311,609)	(70,286)	—	—	—	(472,478)
Cost of goods sold	—	—	—	(54,771)	—	—	(54,771)
Direct service costs	(37,716)	(15,458)	(15,401)	(5,922)	(34,039)	—	(108,536)
Other operating expenses	—	—	—	—	—	(31,081)	(31,081)
Stock compensation expense(1)	194	172	368	114	22	2,836	3,706

Segment profit (loss)	$32,877	$41,116	$19,944	$7,414	$5,392	$(28,245)	$78,498

Six Months Ended June 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Other	Consolidated
Net revenue	$318,943	$665,041	$144,124	$127,208	$—	$1,255,316
Cost of care	(178,637)	(601,916)	(94,213)	—	—	(874,766)
Cost of goods sold	—	—	—	(101,358)	—	(101,358)
Direct service costs	(76,533)	(34,206)	(25,507)	(13,264)	—	(149,510)
Other operating expenses	—	—	—	—	(56,488)	(56,488)
Stock compensation expense(1)	520	444	794	4,218	6,624	12,600

Segment profit (loss)	$64,293	$29,363	$25,198	$16,804	$(49,864)	$85,794

Six Months Ended June 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Other	Consolidated
Net revenue	$322,684	$717,479	$214,720	$136,131	$78,697	$—	$1,469,711
Cost of care	(181,255)	(620,671)	(147,231)	—	—	—	(949,157)
Cost of goods sold	—	—	—	(111,067)	—	—	(111,067)
Direct service costs	(75,184)	(33,005)	(30,239)	(11,473)	(66,627)	—	(216,528)
Other operating expenses	—	—	—	—	—	(61,343)	(61,343)
Stock compensation expense(1)	432	373	761	257	40	6,371	8,234

Segment profit (loss)	$66,677	$64,176	$38,011	$13,848	$12,110	$(54,972)	$139,850

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Segment profit	$46,701	$78,498	$85,794	$139,850
Stock compensation expense	(6,168)	(3,706)	(12,600)	(8,234)
Depreciation and amortization	(10,516)	(14,235)	(21,559)	(27,657)
Interest expense	(657)	(584)	(1,084)	(1,269)
Interest income	1,734	803	4,045	1,620

Income from continuing operations before income taxes	$31,094	$60,776	$54,596	$104,310

Quarter ended June 30, 2010 ("Current Year Quarter"), compared to the quarter ended June 30, 2009 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 0.5 percent or $0.8 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to favorable rates changes of $6.5 million, net incentive revenue recorded in the Current Year Quarter of $1.5 million, revenue from new contracts implemented after the Prior Year Quarter of $1.3 million, and other net increases of $2.2 million, which increases were partially offset by terminated contracts of $7.3 million, decreased membership from existing customers of $2.4 million, and net favorable retroactive membership and rate adjustments of $1.0 million recorded in the Prior Year Quarter.

Cost of Care

        Cost of care increased by 1.9 percent or $1.7 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to the impact of favorable contractual settlements in the Prior Year Quarter of $2.7 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $0.5 million, and care trends and other net unfavorable variances of $7.3 million, which increases were partially offset by terminated contracts of $3.0 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.8 million, favorable prior period medical claims development recorded in the Current Year Quarter of $1.8 million, and decreased membership from existing customers of $1.2 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 79.4 percent in the Prior Year Quarter to 78.5 percent in the Current Year Quarter, mainly due to favorable out of period care development, and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 0.8 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs decreased as a percentage of revenue from 23.7 percent in the Prior Year Quarter to 23.4 percent in the Current Year Quarter mainly due to rate increases and changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 7.2 percent or $24.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to the net impact of increased membership from existing customers offset by terminated contracts of $25.7 million, net rate and other contract funding changes of $9.5 million, the recognition in the Current Year Quarter of $5.6 million of previously deferred revenue on the Maricopa Contract, and other net favorable variances of $0.4 million, which increases were partially offset by the revenue impact for favorable prior period medical claims development recorded in the Current Year Quarter of $6.3 million, the revenue impact for out of period care development pertaining to the Prior Year Quarter of $4.1 million and the recognition in the Prior Year Quarter of $6.0 million of deferred revenue on the Maricopa Contract.

Cost of Care

        Cost of care increased by 0.6 percent or $1.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to the net impact of care associated with increased membership from existing customers offset by terminated contracts of $20.9 million and care trends and other net unfavorable variances of $1.8 million, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Quarter of $11.8 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $5.6 million and unfavorable prior period medical claims development recorded in the Prior Year Quarter of $3.5 million. Cost of care decreased as a percentage of risk revenue from 90.7 percent in the Prior Year Quarter to 85.0 percent in the Current Year Quarter mainly due to favorable out of period care development and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 8.6 percent or $1.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs decreased as a percentage of revenue from 4.9 percent for the Prior Year Quarter to 4.2 percent in the Current Year Quarter mainly due to changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 49.2 percent or $34.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue from new contracts implemented after the Prior Year Quarter of $41.8 million and favorable rate changes of $6.9 million, which increases were partially offset by decreased membership from existing customers of $7.8 million, favorable retroactive membership and rate adjustments recorded in the Prior Year Quarter of $1.8 million, profit share impact of $3.2 million related to favorable prior period medical claims development in the Current Year Quarter, and other net decreases of $1.2 million.

Cost of Care

        Cost of care increased by 58.2 percent or $25.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts implemented after the Prior Year Quarter of $36.6 million and favorable contractual settlements of $5.2 million recorded in the Prior Year Quarter, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Quarter of $8.7 million, decreased membership from existing customers of $6.0 million, and care trends and other net favorable variances of $1.2 million. Cost of care decreased as a percentage of risk revenue from 76.6 percent in the Prior Year Quarter to 75.1 percent in the Current Year Quarter mainly due to favorable rate changes, care development and business mix.

Direct Service Costs

        Direct service costs increased by 23.5 percent or $2.9 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is mainly attributable to costs associated with new business. As a percentage of revenue, direct service costs decreased from 17.7 percent in the Prior Year Quarter to 14.6 percent in the Current Year Quarter, mainly due to favorable rate changes and business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 9.9 percent or $6.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased dispensing activity of $5.6 million and other net increases of $0.5 million.

Cost of Goods Sold

        Cost of goods sold increased by 11.1 percent or $5.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 92.0 percent in the Prior Year Quarter to 93.3 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs decreased by 13.8 percent or $0.9 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to a reduction in stock compensation expense, partially offset by an increase in expenses to support the development of new products. As a percentage of revenue, direct service costs decreased from 11.1 percent in the Prior Year Quarter to 8.7 percent in the Current Year Quarter, mainly due to a decrease in stock compensation expense.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration was $39.4 million for the Current Year Quarter. The acquisition of First Health Services closed on July 31, 2009 and the Prior Year Quarter does not include any operating results for this segment of the Company.

Direct Service Costs

        Direct service costs were $34.0 million for the Current Year Quarter. As a percentage of revenue, direct service costs were 86.4 percent in the Current Year Quarter.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 8.4 percent or $2.4 million from the Prior Year Quarter to the Current Year Quarter. The increase results primarily from net one-time unfavorable adjustments recorded in the Current Year Quarter of $0.6 million, increased discretionary benefit costs of $0.5 million, net favorable one-time adjustments recorded in the Prior Year Quarter of $0.4 million, and other net increased expenses of $0.9 million required to support the Company's growth. As a percentage of total net revenue, other operating expenses decreased from 4.5 percent for the Prior Year Quarter to 4.2 percent for the Current Year Quarter, primarily due to changes in business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 35.4 percent or $3.7 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter (inclusive of assets related to the acquisition of First Health Services).

Interest Expense

        Interest expense was $0.6 million for the Current Year Quarter, which is consistent with the Prior Year Quarter.

Interest Income

        Interest income decreased by $0.9 million from the Prior Year Quarter to the Current Year Quarter, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 40.8 percent in the Prior Year Quarter and 41.7 percent in the Current Year Quarter. The increase in the effective rate is mainly due to higher income taxes in the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Six Months ended June 30, 2010 ("Current Year Period"), compared to the six months ended June 30, 2009 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 1.2 percent or $3.7 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to favorable rates changes of $16.4 million, revenue from new contracts implemented after the Prior Year Period of $2.7 million, favorable retroactive membership adjustments of $1.7 million recorded in the Current Year Period, and net incentive revenue recorded in the Current Year Period of $1.5 million, which increases were partially offset by terminated contracts of $15.3 million, decreased membership from existing customers of $1.5 million, and other net unfavorable variances of $1.8 million.

Cost of Care

        Cost of care increased by 1.5 percent or $2.6 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to the impact of favorable contractual settlements in the Prior Year Period of $2.7 million, favorable prior period medical claims development recorded in the Prior Year Period of $0.5 million, and care trends and other net unfavorable variances of $9.3 million, which increases were partially offset by terminated contracts of $6.2 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $2.9 million, and favorable prior period medical claims development recorded in the Current Year Period of $0.8 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 80.4 percent in the Prior Year Period to 78.2 percent in the Current Year Period, mainly due to rate increases in excess of care trends.

Direct Service Costs

        Direct service costs decreased by 1.8 percent or $1.3 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs decreased as a percentage of revenue from 24.0 percent in the Prior Year Period to 23.3 percent in the Current Year Period mainly due to rate changes and changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 7.9 percent or $52.4 million from the Prior Year Period to the Current Year Period. This increase is primarily due to the net impact of increased membership from existing customers offset by terminated contracts of $63.0 million, the recognition in the Current Year Period of $5.6 million of previously deferred revenue on the Maricopa Contract, and other net favorable variances of $5.9 million, which increases were partially offset by unfavorable rate changes of $16.1 million and the recognition in the Prior Year Period of $6.0 million of deferred revenue on the Maricopa Contract.

Cost of Care

        Cost of care increased by 3.1 percent or $18.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to the net impact of care associated with increased membership from existing customers offset by terminated contracts of $53.5 million, which increase was partially offset by lower care associated with rate changes for contracts with minimum care requirements recorded in the Current Year Period of $13.9 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $7.2 million, favorable prior period medical claims development recorded in the Current Year Period of $6.5 million, unfavorable prior period medical claims development recorded in the Prior Year Period of $1.3 million, and care trends and other net favorable variances of $5.8 million. Cost of care decreased as a percentage of risk revenue from 90.9 percent in the Prior Year Period to 86.8 percent in the Current Year Period mainly due to business mix and net favorable care development.

Direct Service Costs

        Direct service costs decreased by 3.5 percent or $1.2 million from the Prior Year Period to the Current Year Period mainly due to terminated contracts. Direct service costs decreased as a percentage of revenue from 5.1 percent for the Prior Year Period to 4.6 percent in the Current Year Period mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 49.0 percent or $70.6 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue from new contracts implemented after the Prior Year Period of $81.9 million and favorable rate changes of $9.5 million, which increases were partially offset by decreased membership from existing customers of $15.6 million, favorable retroactive membership and rate adjustments recorded in the Prior Year Period of $3.2 million, terminated contracts of $1.0 million, and other net decreases of $1.0 million.

Cost of Care

        Cost of care increased by 56.3 percent or $53.0 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to new contracts implemented after the Prior Year Period of $65.1 million and favorable contractual settlements of $4.7 million recorded in the Prior Year Period, which increases were partially offset by decreased membership from existing customers of $12.4 million, favorable prior period medical claims development recorded in the Current Year Period of $2.1 million, and care trends and other net favorable variances of $2.3 million. Cost of care decreased as a percentage of risk revenue from 79.9 percent in the Prior Year Period to 77.4 percent in the Current Year Period mainly due to rate increases and business mix.

Direct Service Costs

        Direct service costs increased by 18.6 percent or $4.7 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is mainly attributable to costs associated with new business. As a percentage of revenue, direct service costs decreased from 17.7 percent in the Prior Year Period to 14.1 percent in the Current Year Period, mainly due to business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 7.0 percent or $8.9 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased dispensing activity of $10.3 million, which increase was partially offset by other net decreases of $1.4 million.

Cost of Goods Sold

        Cost of goods sold increased by 9.6 percent or $9.7 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 92.0 percent in the Prior Year Period to 92.8 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs decreased by 13.5 percent or $1.8 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to a reduction in stock compensation expense, partially offset by an increase in expenses to support the development of new products. As a percentage of revenue, direct service costs decreased from 10.4 percent in the Prior Year Period to 8.4 percent in the Current Year Period, mainly due to a decrease in stock compensation expense.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration was $78.7 million for the Current Year Period. The acquisition of First Health Services closed on July 31, 2009 and the Prior Year Period does not include any operating results for this segment of the Company.

Direct Service Costs

        Direct service costs were $66.6 million for the Current Year Period. As a percentage of revenue, direct service costs were 84.7 percent in the Current Year Period.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 8.6 percent or $4.9 million from the Prior Year Period to the Current Year Period. The increase results primarily from increased discretionary benefit costs of $1.9 million and other net increased expenses of $3.0 million required to support the Company's growth. As a percentage of total net revenue, other operating expenses decreased from 4.5 percent for the Prior Year Period to 4.2 percent for the Current Year Period, primarily due to changes in business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 28.3 percent or $6.1 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period (inclusive of assets related to the acquisition of First Health Services).

Interest Expense

        Interest expense increased by $0.2 million from the Prior Year Period to the Current Year Period, mainly due to increased letter of credit fees in the Current Year Period.

Interest Income

        Interest income decreased by $2.4 million from the Prior Year Period to the Current Year Period, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 41.5 percent in the Prior Year Period and 41.6 percent in the Current Year Period. The Prior Year Period and Current Year Period effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        Care Trends.    The Company expects that the Commercial care trend factor for 2010 will be 7 to 9 percent, the Public Sector care trend factor will be flat year-over-year and the Radiology Benefits Management care trend for 2010 will be 4 to 6 percent.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2010 Credit Facility (as defined below). Based on the amount of cash equivalents and investments and the borrowing levels under the 2010 Credit Facility as of June 30, 2010, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $40.1 million and $126.2 million for the Prior Year Period and Current Year Period, respectively. The $86.1 million increase in operating cash flows from the Prior Year Period to the Current Year Period is primarily attributable to the increase in segment profit of $54.1 million from the Prior Year Period and other net favorable variances of $32.0 million primarily associated with working capital changes. The working capital changes are primarily due to the build-up of medical claims payable for Radiology Benefits Management attributable to new risk radiology contracts and reductions in inventory for Specialty Pharmaceutical Management, partially offset by higher year-over-year cash tax payments.

        During the Current Year Period, the Company's restricted cash decreased $36.0 million. The decrease is attributable to a reduction in restricted cash of $37.3 million associated with the Company's regulated entities, partially offset by the shift of restricted investments of $0.7 million to restricted cash and other net increases of $0.6 million. In regards to the decrease in restricted cash for the Company's regulated entities, $47.8 million is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows. Partially offsetting these net reductions is the net funding of $10.5 million in additional restricted cash associated with the Company's regulated entities.

        Investing Activities.    The Company utilized $12.5 million and $21.7 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of the increase in capital expenditures of $9.2 million is attributable to management information systems and related equipment.

        During the Prior Year Period, the Company received net cash of $17.1 million for the net maturity of "available for sale" investments. During the Current Year Period, the Company used net cash of $11.6 million from the net purchase of "available-for-sale" investments.

        Financing Activities.    During the Prior Year Period, the Company paid $64.0 million for repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $1.1 million from the exercise of stock options and warrants and had other net favorable items of $2.5 million.

        During the Current Year Period, the Company paid $74.4 million for repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $17.1 million from the exercise of stock options and warrants, made capital lease payments of $0.6 million and had other net unfavorable items of $1.5 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2010, the Company expects to fund its additional estimated capital expenditures of $20 to $30 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2010 Credit Facility (as defined below) for its operations, capital needs or debt service in 2010. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company maintains its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial and credit markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

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

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $100 million of its outstanding common stock through

July 28, 2011. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009. Pursuant to this program, the Company made open market purchases of 1,711,881 shares of the Company's common stock at an average price of $43.46 per share for an aggregate cost of $74.4 million (excluding broker commissions) during the period from January 1, 2010 through April 1, 2010, which was the date that the repurchase program was completed, the $100 million authorization having been exhausted.

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 27, 2012. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice.

        Off-Balance Sheet Arrangements.    As of June 30, 2010, the Company has no material off-balance sheet arrangements.

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

        There were $1.1 million of capital lease obligations and no Revolving Loan borrowings at June 30, 2010.

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

        In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46R". This statement has been incorporated into ASC 810 "Consolidation" ("ASC 810") and amends FASB Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement was effective for fiscal years beginning after November 15, 2009. Accordingly, the Company adopted ASC 810 on January 1, 2010. The adoption of this standard did not have a material impact on the consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update, ("ASU"), No. 2010-06, "Improving Disclosures about Fair Value Measurements", ("ASU 2010-06"). ASU 2010-06 amends ASC Topic 820, "Fair Value Measurements and Disclosures", to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2010, ASU 2010-06 requires disclosure of the amounts of significant transfers between Level I and Level II and the reasons for such transfers, the reasons for any transfers in or out of Level III, and disclosure of the policy for determining when transfers between levels are recognized. ASU 2010-06 also clarified that disclosures should be provided for each class of assets and liabilities and clarified the requirement to disclose information about the valuation techniques and inputs used in estimating Level II and Level III measurements. Beginning January 1, 2011, ASU 2010-06 also requires that information in the reconciliation of recurring Level III measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on the consolidated financial statements. As the Company does not have significant transfers between Levels, or any Level III measurements, no additional disclosures were necessary.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2010 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2010 Credit Facility as of June 30, 2010, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of June 30, 2010. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009. Pursuant to this program, the Company made open market purchases of 1,711,881 shares of the Company's common stock at an average price of $43.46 per share for an aggregate cost of $74.4 million (excluding broker commissions) during the period from January 1, 2010 through April 1, 2010, which was the date the repurchase program was completed, the $100 million authorization having been exhausted.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

Stock Repurchase

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 27, 2012. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice.

Bonus Award

        On July 26, 2010 the Company's Compensation Committee awarded a discretionary performance bonus of $100,000 to Tina Blasi, Chief Executive Officer of the Company's Radiology Benefits Management segment.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensive Business Reporting Language ("XBRL"): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2010	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)