Form 10-Q
period 2010-09-30
MAGELLAN HEALTH SERVICES INC
filed 2010-10-29
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of September 30, 2010 was 33,543,814.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2009	September 30, 2010 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$196,507	$284,639
Restricted cash	159,659	97,246
Accounts receivable, less allowance for doubtful accounts of $1,358 and $1,546 at December 31, 2009 and September 30, 2010, respectively	114,434	99,916
Short-term investments (restricted investments of $102,922 and $132,173 at December 31, 2009 and September 30, 2010, respectively)	162,922	214,329
Deferred income taxes	57,329	43,081
Other current assets (restricted deposits of $15,467 and $27,494 at December 31, 2009 and September 30, 2010, respectively)	62,737	66,661

Total Current Assets	753,588	805,872
Property and equipment, net	108,219	108,247
Long-term investments (restricted investments of $60,230 and $60,065 at December 31, 2009 and September 30, 2010, respectively)	67,523	89,776
Deferred income taxes	17,725	981
Other long-term assets	2,703	2,402
Goodwill	426,471	426,939
Other intangible assets, net	64,812	56,700

Total Assets	$1,441,041	$1,490,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$27,086	$22,702
Accrued liabilities	93,760	95,262
Medical claims payable	143,669	147,047
Other medical liabilities	104,649	87,186
Current maturities of long-term capital lease obligation	—	533

Total Current Liabilities	369,164	352,730
Long-term capital lease obligation	—	559
Tax Contingencies	118,859	120,119
Deferred credits and other long-term liabilities	2,526	2,331

Total Liabilities	490,549	475,739

Preferred stock, par value $.01 per share Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share Authorized—100,000 shares at December 31, 2009 and September 30, 2010—Issued and outstanding—41,044 shares and 34,535 shares at December 31, 2009, respectively, and 41,765 and 33,544 shares at September 30, 2010, respectively	410	418
Multi-Vote common stock, par value $.01 per share Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	614,483	647,848
Retained earnings	555,923	661,654
Warrants outstanding	5,382	5,370
Accumulated other comprehensive income	114	135
Ordinary common stock in treasury, at cost, 6,509 shares and 8,221 shares at December 31, 2009 and September 30, 2010, respectively	(225,820)	(300,247)

Total Stockholders' Equity	950,492	1,015,178

Total Liabilities and Stockholders' Equity	$1,441,041	$1,490,917

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net revenue	$667,589	$750,319	$1,922,905	$2,220,030

Cost and expenses:
Cost of care	435,007	467,160	1,309,773	1,416,317
Cost of goods sold	50,139	55,071	151,497	166,138
Direct service costs and other operating expenses(1)	122,034	141,581	328,032	419,452
Depreciation and amortization	12,154	13,950	33,713	41,607
Interest expense	650	482	1,734	1,751
Interest income	(1,215)	(846)	(5,260)	(2,466)

	618,769	677,398	1,819,489	2,042,799

Income from continuing operations before income taxes	48,820	72,921	103,416	177,231
Provision for income taxes	17,833	28,137	40,470	71,500

Net income	30,987	44,784	62,946	105,731
Other comprehensive (loss) income	52	280	(168)	21

Comprehensive income	$31,039	$45,064	$62,778	$105,752

Weighted average number of common shares outstanding—basic (See Note B)	35,128	33,450	35,426	33,715

Weighted average number of common shares outstanding—diluted (See Note B)	35,331	34,171	35,566	34,345

Net income per common share—basic:	$0.88	$1.34	$1.78	$3.14

Net income per common share—diluted:	$0.88	$1.31	$1.77	$3.08

(1)
Includes stock compensation expense of $4,124 and $3,596 for the three months ended September 30, 2009 and 2010, respectively, and $16,724 and $11,830 for the nine months ended September 30, 2009 and 2010, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2009	2010
Cash flows from operating activities:
Net income	$62,946	$105,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,713	41,607
Non-cash interest expense	675	463
Non-cash stock compensation expense	16,724	11,830
Non-cash income tax expense	28,696	32,260
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	10,702	62,413
Accounts receivable, net	(7,139)	10,279
Other assets	(22,945)	(4,085)
Accounts payable and accrued liabilities	(18,466)	889
Medical claims payable and other medical liabilities	(6,669)	(14,085)
Other	2,386	6,977

Net cash provided by operating activities	100,623	254,279

Cash flows from investing activities:
Capital expenditures	(25,808)	(32,201)
Acquisitions and investments in businesses, net of cash acquired	(115,438)	—
Purchase of investments	(213,377)	(235,420)
Maturity of investments	247,631	154,979

Net cash used in investing activities	(106,992)	(112,642)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(3)	(588)
Payments to acquire treasury stock	(67,070)	(74,427)
Proceeds from exercise of stock options and warrants	1,101	23,121
Tax benefit from exercise of stock options	2,980	—
Other	(259)	(1,611)

Net cash used in financing activities	(63,251)	(53,505)

Net (decrease) increase in cash and cash equivalents	(69,620)	88,132
Cash and cash equivalents at beginning of period	211,825	196,507

Cash and cash equivalents at end of period	$142,205	$284,639

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has evaluated subsequent events for recognition or disclosure in our consolidated financial statements filed on this Form 10-Q and no events have occurred that require disclosure.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as related to the Company's contract to provide managed behavioral healthcare services to

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. All of the direct care facilities were divested as of December 31, 2009.

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

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements.

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

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs often with sensitive handling or storage needs. Patients receiving these drugs require greater amounts of clinical and financial support than those taking more traditional agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) dispensing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing medical pharmacy management services to health plans and state Medicaid programs.

Medicaid Administration

        The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid, pharmacy, mental health and long-term care programs. The primary focus of the Company's Medicaid Administration involves providing pharmacy benefits administration ("PBA") services under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. In addition to Medicaid Administration's FFS contracts, effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46R". This statement has been incorporated into FASB Accounting Standards Codification ("ASC") 810 "Consolidation" ("ASC 810") and amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement was effective for fiscal years beginning after November 15, 2009. Accordingly, the Company adopted ASC 810 on January 1, 2010. The adoption of this standard did not have a material impact on the consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $540.9 million and $1,590.3 million for the three and nine months ended September 30, 2009, respectively, and $610.3 million and $1,784.9 million for the three and nine months ended September 30, 2010, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from fee-for-service and cost-plus contracts approximated $36.1 million and $55.3 million for the three and nine months ended September 30, 2009, respectively, and $47.0 million and $145.3 million for the three and nine months ended September 30, 2010, respectively. FFS revenue for 2010 includes a majority of the activity from the Medicaid Administration segment.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $24.9 million and $79.7 million for the three and nine months ended September 30, 2009, respectively, and $26.0 million and $82.8 million for the three and nine months ended September 30, 2010, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $54.7 million and $164.9 million for the three and nine months ended September 30, 2009, respectively, and $58.6 million and $178.3 million for the three and nine months ended September 30, 2010, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $1.6 million and $4.9 million for the three and nine months ended September 30, 2009, respectively, and $2.9 million and $8.7 million for the three and nine months ended September 30, 2010, respectively.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2009 and 2010. Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 719,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through June 30, 2012 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $522.1 million and $602.4 million for the nine months ended September 30, 2009 and 2010, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30 2009 and 2010 (in thousands):

Segment	Term Date	2009	2010
Commercial
Customer A	December 31, 2012	$175,848	$189,949
Customer B	June 30, 2014	64,202	54,822
Public Sector
Customer C	June 30, 2012(1)	109,811	113,540
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(2)	119,300	119,200
Customer D	November 30, 2012 to April 30, 2013(3)	—	84,435
Customer E	May 31, 2011	62,037	50,982
Customer F	June 30, 2012	11,238	40,203
Specialty Pharmaceutical Management
Customer G	November 30, 2010 to December 1, 2011(3)	64,505	65,421
Customer H	April 29, 2011 to September 1, 2011(3)	30,830	43,246
Customer D	February 1, 2011 to April 30, 2013(3)	23,096	26,937
Customer I	December 31, 2010	32,819	18,872
Medicaid Administration
Customer J	September 30, 2012(4)	4,550	23,531
Customer K	June 30, 2011 to September 30, 2011(3)	4,338	17,905
Customer L	August 31, 2011 to June 30, 2013(3)	3,402	16,357
Customer M	June 2011 to February 6, 2013(3)	2,385	12,097
Customer N	June 30, 2010	3,873	10,044

(1)
Contract has options for the customer to extend the the term for three additional one-year periods.

(2)
The Company has received notice from WellPoint, Inc. that it will allow this contract to expire as of December 31, 2010.

(3)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(4)
The Company anticipates that this contract will terminate effective June 30, 2011.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $233.2 million and $255.0 million for the nine months ended September 30, 2009 and 2010, respectively. Net revenues from the Florida Areas in the aggregate totaled $94.7 million and $106.0 million for the nine months ended September 30, 2009 and 2010, respectively.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$42,823	$—	$42,823
Restricted Cash(2)	—	95,240	—	95,240
Investments:
U.S. Government and agency securities	2,183	—	—	2,183
Obligations of government-sponsored enterprises(3)	—	1,957	—	1,957
Corporate debt securities	—	291,519	—	291,519
Certificates of deposit	—	5,750	—	5,750
Taxable municipal bonds	—	2,696		2,696

	$2,183	$439,985	$—	$442,168

(1)
Excludes $241.8 million of cash held in bank accounts by the Company.

(2)
Excludes $2.0 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

        For the three and nine months ended September 30, 2010, the Company has not transferred any assets between fair value measurement levels.

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value. Securities which have been classified as Level 1 are measured using quoted market prices while those which have been classified as Level 2 are measured using quoted prices for similar assets and liabilities in active markets. The Company's policy is to classify all investments with contractual maturities within one year as current. Investment income is recognized when earned and reported net of investment expenses. Net unrealized holding gains or losses are excluded from earnings and are reported, net of tax, as "accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheets and consolidated statements of income until realized, unless the losses are deemed to be other-than-temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the consolidated statements of income.

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

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

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

        As of December 31, 2009 and September 30, 2010, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for either the nine months ended September 30, 2009 or September 30, 2010. The following is a summary of short-term and long-term investments at December 31, 2009 and September 30, 2010 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$378	$1	$—	$379
Obligations of government-sponsored enterprises(1)	11,297	39	(8)	11,328
Corporate debt securities	208,832	458	(302)	208,988
Certificates of deposit	9,750	—	—	9,750

Total investments at December 31, 2009	$230,257	$498	$(310)	$230,445

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$2,182	$1	$—	$2,183
Obligations of government-sponsored enterprises(1)	1,948	9	—	1,957
Corporate debt securities	291,293	387	(161)	291,519
Certificates of deposit	5,750	—	—	5,750
Taxable municipal bonds	2,710	—	(14)	2,696

Total investments at September 30, 2010	$303,883	$397	$(175)	$304,105

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

        The maturity dates of the Company's investments as of September 30, 2010 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2010	$54,146	$54,149
2011	182,630	182,887
2012	67,107	67,069

Total investments at September 30, 2010	$303,883	$304,105

        The carrying value for the Company's current assets (other than short-term investments) and current liabilities approximate their fair value due to their short maturities.

Income Taxes

        The Company's effective income tax rates were 39.1 percent and 40.3 percent for the nine months ended September 30, 2009 and 2010, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Stock Compensation

        At December 31, 2009 and September 30, 2010, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The Company recorded stock compensation expense of $4.1 million and $16.7 million for the three and nine months ended September 30, 2009, respectively, and $3.6 million and $11.8 million for the three and nine months ended September 30, 2010, respectively. Stock compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2009 and 2010 has been reduced for estimated forfeitures, estimated at five percent for each period.

        The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2010 was $11.68 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 31.7 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the nine months ended September 30, 2009 and 2010, approximately $3.0 million and $0 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the nine months ended September 30, 2010 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,185,091	$38.19
Granted	913,112	42.44
Forfeited	(236,651)	41.86
Exercised	(630,256)	36.62

Outstanding, end of period	5,231,296	38.96

Vested and expected to vest at end of period	5,116,385	38.96

Exercisable, end of period	3,074,683	$39.24

        All of the Company's options granted during the nine months ended September 30, 2010 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	28,910	$30.27
Granted	22,309	39.23
Vested	(28,910)	30.27
Forfeited	—	—

Outstanding, ending of period	22,309	$39.23

        Restricted stock awards granted during the nine months ended September 30, 2010 generally vest ratably on each anniversary date over a period of one year subsquent to grant.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	184,454	$34.99
Granted	101,812	42.75
Vested	(84,615)	36.20
Forfeited	(4,077)	37.32

Outstanding, ending of period	197,574	$38.43

        Restricted stock units granted during the nine months ended September 30, 2010 generally vest ratably on each anniversary date over the three years subsequent to grant.

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

September 30, 2010

(Unaudited)

NOTE A—General (Continued)

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

        There were $1.1 million of capital lease obligations and no Revolving Loan borrowings at September 30, 2010.

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Numerator:
Net income	$30,987	$44,784	$62,946	$105,731

Denominator:
Weighted average number of common shares outstanding—basic	35,128	33,450	35,426	33,715
Common stock equivalents—stock options	10	475	36	389
Common stock equivalents—warrants	29	157	48	150
Common stock equivalents—restricted stock	99	6	34	13
Common stock equivalents—restricted stock units	65	83	22	78
Common stock equivalents—employee stock purchase plan	—	—	—	—

Weighted average number of common shares outstanding—diluted	35,331	34,171	35,566	34,345

Net income per common share—basic	$0.88	$1.34	$1.78	$3.14

Net income per common share—diluted	$0.88	$1.31	$1.77	$3.08

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE B—Net Income per Common Share (Continued)

        The weighted average number of common shares outstanding for the three and nine months ended September 30, 2009 and 2010 were calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2009 and 2010 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

        For the three months and nine months ended September 30, 2010, the Company had additional potential dilutive securities outstanding representing 1.2 million and 1.9 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended September 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$162,060	$336,327	$78,279	$65,111	$25,812	$—	$667,589
Cost of care	(86,031)	(294,233)	(54,743)	—	—	—	(435,007)
Cost of goods sold	—	—	—	(50,139)	—	—	(50,139)
Direct service costs	(37,843)	(16,440)	(12,880)	(5,516)	(22,138)	—	(94,817)
Other operating expenses	—	—	—	—	—	(27,217)	(27,217)
Stock compensation expense(1)	211	112	152	429	358	2,862	4,124

Segment profit (loss)	$38,397	$25,766	$10,808	$9,885	$4,032	$(24,355)	$64,533

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE C—Business Segment Information (Continued)

Three Months Ended September 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue(2)	$165,270	$364,102	$116,379	$68,609	$42,606	$(6,647)	$750,319
Cost of care(2)	(84,485)	(310,261)	(72,980)	—	(6,081)	6,647	(467,160)
Cost of goods sold	—	—	—	(55,071)	—	—	(55,071)
Direct service costs	(40,156)	(17,554)	(17,366)	(8,064)	(27,928)	—	(111,068)
Other operating expenses	—	—	—	—	—	(30,513)	(30,513)
Stock compensation expense(1)	124	181	362	108	36	2,785	3,596

Segment profit (loss)	$40,753	$36,468	$26,395	$5,582	$8,633	$(27,728)	$90,103

Nine Months Ended September 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$481,003	$1,001,368	$222,403	$192,319	$25,812	$—	$1,922,905
Cost of care	(264,668)	(896,149)	(148,956)	—	—	—	(1,309,773)
Cost of goods sold	—	—	—	(151,497)	—	—	(151,497)
Direct service costs	(114,376)	(50,646)	(38,387)	(18,780)	(22,138)	—	(244,327)
Other operating expenses	—	—	—	—	—	(83,705)	(83,705)
Stock compensation expense(1)	731	556	946	4,647	358	9,486	16,724

Segment profit (loss)	$102,690	$55,129	$36,006	$26,689	$4,032	$(74,219)	$150,327

Nine Months Ended September 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue(2)	$487,954	$1,081,581	$331,099	$204,740	$121,303	$(6,647)	$2,220,030
Cost of care(2)	(265,740)	(930,932)	(220,211)	—	(6,081)	6,647	(1,416,317)
Cost of goods sold	—	—	—	(166,138)	—	—	(166,138)
Direct service costs	(115,340)	(50,559)	(47,605)	(19,537)	(94,555)	—	(327,596)
Other operating expenses	—	—	—	—	—	(91,856)	(91,856)
Stock compensation expense(1)	556	554	1,123	365	76	9,156	11,830

Segment profit (loss)	$107,430	$100,644	$64,406	$19,430	$20,743	$(82,700)	$229,953

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

(2)
Effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Segment profit	$64,533	$90,103	$150,327	$229,953
Stock compensation expense	(4,124)	(3,596)	(16,724)	(11,830)
Depreciation and amortization	(12,154)	(13,950)	(33,713)	(41,607)
Interest expense	(650)	(482)	(1,734)	(1,751)
Interest income	1,215	846	5,260	2,466

Income from continuing operations before income taxes	$48,820	$72,921	$103,416	$177,231

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

Stock Repurchases

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 3,866,505 shares of the Company's

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

common stock at an aggregate cost of $136.0 million (excluding broker commissions) during the year ended December 31, 2008 and made open market purchases of 1,859,959 shares of the Company's common stock at an average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the period January 1, 2009 through April 7, 2009, which was the date that the repurchase program was completed, the $200 million authorization having been exhausted.

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

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. The Company made no such purchases of the Company's common stock during the period from July 27, 2010 through September 30, 2010.

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

        Effective July 1, 2010 the Company discontinued the use of the name First Health Services Corporation and officially changed such name to "Magellan Medicaid Administration, Inc." The Company reports the results of operations of Magellan Medicaid Administration, Inc. within the Medicaid Administration segment.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as related to the Company's contract to provide managed behavioral healthcare services to Medicaid recipients and other beneficiaries of the Maricopa County Regional Behavioral Health Authority (the "Maricopa Contract"). Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. All of the direct care facilities were divested as of December 31, 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations and governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of September 30, 2010, Commercial's covered lives were 4.5 million, 12.5 million and 19.8 million for risk-based, EAP and ASO products, respectively. For the nine months ended September 30, 2010, Commercial's revenue was $324.1 million, $70.5 million and $93.4 million for risk-based, EAP and ASO products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of September 30, 2010, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2010, Public Sector's revenue was $1.1 billion and $4.2 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services, and through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services. As of September 30, 2010, covered lives for Radiology Benefits Management were 5.0 million and 14.7 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2010, revenue for Radiology Benefits Management was $294.1 million and $37.0 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") generally reflects the management of specialty drugs used in the treatment of cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs often with sensitive handling or storage needs. Patients receiving these drugs require greater amounts of clinical and financial support than those taking more traditional agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The

Company's specialty pharmaceutical services include (i) contracting and formulary optimization on behalf of health plans and pharmaceutical manufacturers; (ii) dispensing specialty pharmaceutical drugs on behalf of health plans; (iii) providing strategic consulting services to health plans and pharmaceutical manufacturers; and (iv) providing medical pharmacy management services to health plans and state Medicaid programs. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans as of September 30, 2010.

Medicaid Administration

        The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid, pharmacy, mental health and long-term care programs. The primary focus of the Company's Medicaid Administration involves providing pharmacy benefits administration ("PBA") services under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. The Company's Medicaid Administration segment had contracts with 25 states and the District of Columbia as of September 30, 2010. In addition to Medicaid Administration's FFS contracts, effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2009 and 2010. Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 719,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through June 30, 2012 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $522.1 million and $602.4 million for the nine months ended September 30, 2009 and 2010, respectively.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30 2009 and 2010 (in thousands):

Segment	Term Date	2009	2010
Commercial
Customer A	December 31, 2012	$175,848	$189,949
Customer B	June 30, 2014	64,202	54,822
Public Sector
Customer C	June 30, 2012(1)	109,811	113,540
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(2)	119,300	119,200
Customer D	November 30, 2012 to April 30, 2013(3)	—	84,435
Customer E	May 31, 2011	62,037	50,982
Customer F	June 30, 2012	11,238	40,203
Specialty Pharmaceutical Management
Customer G	November 30, 2010 to December 1, 2011(3)	64,505	65,421
Customer H	April 29, 2011 to September 1, 2011(3)	30,830	43,246
Customer D	February 1, 2011 to April 30, 2013(3)	23,096	26,937
Customer I	December 31, 2010	32,819	18,872
Medicaid Administration
Customer J	September 30, 2012(4)	4,550	23,531
Customer K	June 30, 2011 to September 30, 2011(3)	4,338	17,905
Customer L	August 31, 2011 to June 30, 2013(3)	3,402	16,357
Customer M	June 2011 to February 6, 2013(3)	2,385	12,097
Customer N	June 30, 2010	3,873	10,044

(1)
Contract has options for the customer to extend the the term for three additional one-year periods.

(2)
The Company has received notice from WellPoint, Inc. that it will allow this contract to expire as of December 31, 2010.

(3)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(4)
The Company anticipates that this contract will terminate effective June 30, 2011.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $233.2 million and $255.0 million for the nine months ended September 30, 2009 and 2010, respectively. Net revenues from the Florida Areas in the aggregate totaled $94.7 million and $106.0 million for the nine months ended September 30, 2009 and 2010, respectively.

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

Income Taxes

        The Company's effective income tax rates were 39.1 percent and 40.3 percent for the nine months ended September 30, 2009 and 2010, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. The statute of limitations regarding the assessment of federal income taxes for the year ended December 31, 2006 expired during the current period. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to December 31, 2006.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated. The Company's segments are defined above.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended September 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$162,060	$336,327	$78,279	$65,111	$25,812	$—	$667,589
Cost of care	(86,031)	(294,233)	(54,743)	—	—	—	(435,007)
Cost of goods sold	—	—	—	(50,139)	—	—	(50,139)
Direct service costs	(37,843)	(16,440)	(12,880)	(5,516)	(22,138)	—	(94,817)
Other operating expenses	—	—	—	—	—	(27,217)	(27,217)
Stock compensation expense(1)	211	112	152	429	358	2,862	4,124

Segment profit (loss)	$38,397	$25,766	$10,808	$9,885	$4,032	$(24,355)	$64,533

Three Months Ended September 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue(2)	$165,270	$364,102	$116,379	$68,609	$42,606	$(6,647)	$750,319
Cost of care(2)	(84,485)	(310,261)	(72,980)	—	(6,081)	6,647	(467,160)
Cost of goods sold	—	—	—	(55,071)	—	—	(55,071)
Direct service costs	(40,156)	(17,554)	(17,366)	(8,064)	(27,928)	—	(111,068)
Other operating expenses	—	—	—	—	—	(30,513)	(30,513)
Stock compensation expense(1)	124	181	362	108	36	2,785	3,596

Segment profit (loss)	$40,753	$36,468	$26,395	$5,582	$8,633	$(27,728)	$90,103

Nine Months Ended September 30, 2009	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$481,003	$1,001,368	$222,403	$192,319	$25,812	$—	$1,922,905
Cost of care	(264,668)	(896,149)	(148,956)	—	—	—	(1,309,773)
Cost of goods sold	—	—	—	(151,497)	—	—	(151,497)
Direct service costs	(114,376)	(50,646)	(38,387)	(18,780)	(22,138)	—	(244,327)
Other operating expenses	—	—	—	—	—	(83,705)	(83,705)
Stock compensation expense(1)	731	556	946	4,647	358	9,486	16,724

Segment profit (loss)	$102,690	$55,129	$36,006	$26,689	$4,032	$(74,219)	$150,327

Nine Months Ended September 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue(2)	$487,954	$1,081,581	$331,099	$204,740	$121,303	$(6,647)	$2,220,030
Cost of care(2)	(265,740)	(930,932)	(220,211)	—	(6,081)	6,647	(1,416,317)
Cost of goods sold	—	—	—	(166,138)	—	—	(166,138)
Direct service costs	(115,340)	(50,559)	(47,605)	(19,537)	(94,555)	—	(327,596)
Other operating expenses	—	—	—	—	—	(91,856)	(91,856)
Stock compensation expense(1)	556	554	1,123	365	76	9,156	11,830

Segment profit (loss)	$107,430	$100,644	$64,406	$19,430	$20,743	$(82,700)	$229,953

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

(2)
Effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated.

        The following table reconciles Segment Profit to consolidated income from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Segment profit	$64,533	$90,103	$150,327	$229,953
Stock compensation expense	(4,124)	(3,596)	(16,724)	(11,830)
Depreciation and amortization	(12,154)	(13,950)	(33,713)	(41,607)
Interest expense	(650)	(482)	(1,734)	(1,751)
Interest income	1,215	846	5,260	2,466

Income from continuing operations before income taxes	$48,820	$72,921	$103,416	$177,231

Quarter ended September 30, 2010 ("Current Year Quarter"), compared to the quarter ended September 30, 2009 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 2.0 percent or $3.2 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to favorable rates changes of $6.8 million, revenue from new contracts implemented after the Prior Year Quarter of $6.3 million, and other net increases of $1.0 million, which increases were partially offset by terminated contracts of $6.8 million, decreased membership from existing customers of $2.3 million, and unfavorable retroactive rate adjustments of $1.8 million recorded in the Current Year Quarter.

Cost of Care

        Cost of care decreased by 1.8 percent or $1.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to favorable prior period medical claims development recorded in the Current Year Quarter of $6.7 million, terminated contracts of $3.3 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.1 million, and decreased membership from existing customers of $1.4 million, which decreases were partially offset by new contracts implemented after the Prior Year Quarter of $5.0 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $4.3 million, and care trends and other net unfavorable variances of $2.7 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 74.4 percent in the Prior Year Quarter to 70.1 percent in the Current Year Quarter, mainly due to favorable out of period care development and changes in business mix.

Direct Service Costs

        Direct service costs increased by 6.1 percent or $2.3 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is mainly attributable to increased employee compensation and benefits. Direct service costs increased as a percentage of revenue from 23.4 percent in the Prior Year Quarter to 24.3 percent in the Current Year Quarter mainly due to unfavorable retroactive rate adjustments and changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 8.3 percent or $27.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased membership from existing customers of $32.5 million, the revenue impact for out of period care development pertaining to the Prior Year Quarter of $8.4 million, and higher Maricopa Contract revenue of $10.4 million due to reversal of contract year 2010 revenue that was previously deferred as well as the lack of reversal of revenue for contract year 2011, which increases were partially offset by net unfavorable rate changes of $10.3 million, terminated contracts of $11.7 million, the revenue impact for favorable prior period medical claims development recorded in the Current Year Quarter of $1.4 million, and other net unfavorable variances of $0.1 million.

Cost of Care

        Cost of care increased by 5.4 percent or $16.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased membership from existing customers of $27.6 million, favorable prior period medical claims development recorded in the Prior Year Quarter of

$9.6 million, and unfavorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $0.5 million, which increases were partially offset by terminated contracts of $8.3 million, care associated with rate changes for contracts with minimum cost of care requirements of $8.1 million, favorable prior period medical claims development recorded in the Current Year Quarter of $3.7 million, and care trends and other net favorable variances of $1.4 million. Cost of care decreased as a percentage of risk revenue from 87.9 percent in the Prior Year Quarter to 85.5 percent in the Current Year Quarter mainly due to favorable out of period care development and changes in business mix.

Direct Service Costs

        Direct service costs increased by 6.8 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is mainly attributable to increased employee compensation and benefits. Direct service costs as a percentage of revenue were 4.8 percent for the Current Year Quarter, which is consistent with the Prior Year Quarter.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 48.7 percent or $38.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue from new contracts implemented after the Prior Year Quarter of $36.6 million and favorable rate changes of $6.0 million, which increases were partially offset by decreased membership from existing customers of $2.2 million, terminated contracts of $0.5 million, and other net decreases of $1.8 million.

Cost of Care

        Cost of care increased by 33.3 percent or $18.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts implemented after the Prior Year Quarter of $26.8 million and favorable prior period medical claims development recorded in the Prior Year Quarter of $1.1 million, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Quarter of $5.4 million, decreased membership from existing customers of $2.8 million, and favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.5 million. Cost of care decreased as a percentage of risk revenue from 83.5 percent in the Prior Year Quarter to 70.3 percent in the Current Year Quarter mainly due to favorable rate changes, favorable out of period care development and business mix.

Direct Service Costs

        Direct service costs increased by 34.8 percent or $4.5 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is mainly attributable to increased employee compensation and benefits, and costs associated with new business. As a percentage of revenue, direct service costs decreased from 16.5 percent in the Prior Year Quarter to 14.9 percent in the Current Year Quarter, mainly due to favorable rate changes and business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 5.4 percent or $3.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased dispensing activity of $4.0 million, which increase was partially offset by other net decreases of $0.5 million.

Cost of Goods Sold

        Cost of goods sold increased by 9.8 percent or $4.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 91.6 percent in the Prior Year Quarter to 94.0 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 46.2 percent or $2.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased employee compensation and benefits, and expenses to support the development of new products. As a percentage of revenue, direct service costs increased from 8.5 percent in the Prior Year Quarter to 11.8 percent in the Current Year Quarter, due to this increase in expenses.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration increased 65.1 percent or $16.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily the result of the inclusion of only two months of operating results in the Prior Year Quarter due to the closing of the acquisition of First Health Services on July 31, 2009.

Cost of Care

        Cost of care in the Current Year Quarter of $6.1 million is attributed to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers starting September 1, 2010.

Direct Service Costs

        Direct service costs increased by 26.2 percent or $5.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily the result of the inclusion of only two months of operating results in the Prior Year Quarter due to the closing of the acquisition of First Health Services on July 31, 2009. As a percentage of revenue, direct service costs decreased from 85.8 percent in the Prior Year Quarter to 65.5 percent in the Current Year Quarter, mainly due to changes in business mix, including the new risk-based subcontract discussed above.

Corporate

Other Operating Expenses

        Other operating expenses related to the Corporate segment increased by 12.1 percent or $3.3 million from the Prior Year Quarter to the Current Year Quarter. The increase results primarily from net one-time unfavorable adjustments recorded in the Current Year Quarter of $0.9 million, and increased employee compensation and benefits of $2.4 million. As a percentage of total net revenue, other operating expenses were 4.1 percent for the Current Year Quarter, which is consistent with the Prior Year Quarter.

Depreciation and Amortization

        Depreciation and amortization expense increased by 14.8 percent or $1.8 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after (or during) the Prior Year Quarter (inclusive of assets related to the acquisition of First Health Services).

Interest Expense

        Interest expense was $0.5 million for the Current Year Quarter, which is slightly lower than the Prior Year Quarter.

Interest Income

        Interest income decreased by $0.4 million from the Prior Year Quarter to the Current Year Quarter, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 36.5 percent in the Prior Year Quarter and 38.6 percent in the Current Year Quarter. The increase in the effective rate in the Current Year Quarter is mainly due to higher state income taxes and an increased limitation on deductible compensation under recent healthcare reform legislation. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Nine months ended September 30, 2010 ("Current Year Period"), compared to the nine months ended September 30, 2009 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 1.4 percent or $7.0 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to favorable rates changes of $23.7 million, revenue from new contracts implemented after the Prior Year Period of $9.0 million, favorable retroactive membership adjustments of $1.6 million recorded in the Current Year Period, and net retroactive incentive revenue recorded in the Current Year Period of $1.5 million, which increases were partially offset by terminated contracts of $22.0 million, decreased membership from existing customers of $4.7 million, unfavorable retroactive rate adjustments of $1.8 million recorded in the Current Year Period, and other net unfavorable variances of $0.3 million.

Cost of Care

        Cost of care increased by 0.4 percent or $1.1 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to new contracts implemented after the Prior Year Period of $5.4 million, the impact of favorable contractual settlements in the Prior Year Period of $2.7 million, favorable prior period medical claims development recorded in the Prior Year Period of $1.9 million, and care trends and other net unfavorable variances of $8.0 million, which increases were partially offset by terminated contracts of $10.7 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $2.5 million, favorable prior period medical claims development recorded in the Current Year Period of $2.3 million, and decreased membership from existing customers of $1.4 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 78.4 percent in the Prior Year Period to 75.4 percent in the Current Year Period, mainly due to rate increases in excess of care trends.

Direct Service Costs

        Direct service costs increased by 0.8 percent or $1.0 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is mainly attributable to increased employee compensation and benefits. Direct service costs decreased as a percentage of revenue from 23.8 percent in the Prior Year Period to 23.6 percent in the Current Year Period mainly due to rate changes and changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 8.0 percent or $80.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased membership from existing customers of $119.8 million, higher Maricopa Contract revenue of $16.1 million due to reversal of contract year 2010 revenue that was previously deferred as well as the lack of reversal of revenue for contract year 2011, the revenue impact for out of period care development pertaining to the Prior Year Period of $7.7 million, the revenue impact for prior period medical claims development recorded in the Current Year Period of $0.3 million, and other net favorable variances of $3.4 million, which increases were partially offset by terminated contracts of $38.1 million, unfavorable rate changes of $23.0 million, and the recognition in the Prior Year Period of $6.0 million of deferred revenue on the Maricopa Contract.

Cost of Care

        Cost of care increased by 3.9 percent or $34.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased membership from existing customers of $104.5 million, and favorable prior period medical claims development recorded in the Prior Year Period of $0.9 million, which increases were partially offset by terminated contracts of $34.0 million, lower care associated with rate changes for contracts with minimum care requirements recorded in the Current Year Period of $15.5 million, favorable prior period medical claims development recorded in the Current Year Period of $6.4 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $0.8 million, and care trends and other net favorable variances of $13.9 million. Cost of care decreased as a percentage of risk revenue from 89.9 percent in the Prior Year Period to 86.4 percent in the Current Year Period mainly due to business mix and net favorable care development.

Direct Service Costs

        Direct service costs were $50.6 million in the Current Year Period, which is consistent with the Prior Year Period. Direct service costs decreased as a percentage of revenue from 5.1 percent for the Prior Year Period to 4.7 percent in the Current Year Period mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 48.9 percent or $108.7 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue from new contracts implemented after the Prior Year Period of $118.9 million and favorable rate changes of $15.1 million, which increases were partially offset by decreased membership from existing customers of $16.0 million, favorable retroactive membership and rate adjustments recorded in the Prior Year Period of $2.9 million, terminated contracts of $1.9 million, and other net decreases of $4.5 million.

Cost of Care

        Cost of care increased by 47.8 percent or $71.3 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to new contracts implemented after the Prior Year Period of $87.3 million and favorable contractual settlements of $4.7 million recorded in the Prior Year Period, and favorable prior period medical claims development recorded in the Prior Year Period of $0.9 million, which increases were partially offset by decreased membership from existing customers of $16.4 million, favorable prior period medical claims development recorded in the Current Year Period of $2.0 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $1.0 million, and care trends and other net favorable variances of $2.2 million. Cost of care decreased as a percentage of risk revenue from 81.2 percent in the Prior Year Period to 74.9 percent in the Current Year Period mainly due to rate increases and business mix.

Direct Service Costs

        Direct service costs increased by 24.0 percent or $9.2 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is mainly attributable to increased employee compensation and benefits, and costs associated with new business. As a percentage of revenue, direct service costs decreased from 17.3 percent in the Prior Year Period to 14.4 percent in the Current Year Period, mainly due to business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 6.5 percent or $12.4 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased dispensing activity of $14.1 million, which increase was partially offset by other net decreases of $1.7 million.

Cost of Goods Sold

        Cost of goods sold increased by 9.7 percent or $14.6 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 91.9 percent in the Prior Year Period to 93.2 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 4.0 percent or $0.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased employee compensation and benefits, and expenses to support the development of new products, partially offset by a reduction in stock compensation expense. As a percentage of revenue, direct service costs decreased slightly from 9.8 percent in the Prior Year Period to 9.5 percent in the Current Year Period.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration increased $95.5 million from the Prior Year Period to the Current Year Period. This increase is primarily the result of the inclusion of only two months of operating results in the Prior Year Period due to the closing of the acquisition of First Health Services on July 31, 2009.

Cost of Care

        Cost of care in the Current Year Quarter of $6.1 million is attributed to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers starting September 1, 2010.

Direct Service Costs

        Direct service costs increased $72.4 million from the Prior Year Period to the Current Year Period. This increase is primarily the result of the inclusion of only two months of operating results in the Prior Year Period due to the closing of the acquisition of First Health Services on July 31, 2009. As a percentage of revenue, direct service costs decreased from 85.8 percent in the Prior Year Period to 77.9 percent in the Current Year Period, mainly due to changes in business mix, including the new risk-based subcontract discussed above.

Corporate

Other Operating Expenses

        Other operating expenses related to the Corporate segment increased by 9.7 percent or $8.2 million from the Prior Year Period to the Current Year Period. The increase results primarily from net one-time unfavorable adjustments recorded in the Current Year Period of $3.1 million, and increased employee compensation and benefits of $5.1 million. As a percentage of total net revenue, other operating expenses decreased from 4.4 percent for the Prior Year Period to 4.1 percent for the Current Year Period, mainly due to business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 23.4 percent or $7.9 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after (or during) the Prior Year Period (inclusive of assets related to the acquisition of First Health Services).

Interest Expense

        Interest expense was $1.8 million in the Current Year Period, which is consistent with the Prior Year Period.

Interest Income

        Interest income decreased by $2.8 million from the Prior Year Period to the Current Year Period, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 39.1 percent in the Prior Year Period and 40.3 percent in the Current Year Period. The increase in the effective rate in the Current Year Period is mainly due to higher state income taxes and an increased limitation on deductible compensation under recent healthcare reform legislation. The Prior Year Period and Current Year Period effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        Care Trends.    The Company expects that the Commercial care trend factor for 2010 will be 7 to 9 percent, the Public Sector care trend factor will be flat year-over-year and the Radiology Benefits Management care trend for 2010 will be 1 to 3 percent.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2010 Credit Facility (as defined below). Based on the amount of cash equivalents and investments and the borrowing levels under the 2010 Credit Facility as of September 30, 2010, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $100.6 million and $254.3 million for the Prior Year Period and Current Year Period, respectively. The $153.7 million increase in operating cash flows from the Prior Year Period to the Current Year Period is primarily attributable to the increase in Segment Profit, the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change and other net favorable items primarily associated with working capital changes. Segment Profit for the Current Year Period increased $79.6 million from the Prior Year Period. During the Prior Year Period, $5.6 million of restricted investments were shifted to restricted cash as compared to the Current Year Period, in which $29.1 million of restricted cash was shifted to restricted investments, resulting in a net increase in operating cash flows between periods of $34.7 million. The favorable working capital changes are primarily attributable to the build-up of medical claims payable for Radiology Benefits Management associated with the new risk radiology contracts and reductions in inventory for Specialty Pharmaceutical Management, partially offset by higher year-over-year tax payments.

        During the Current Year Period, the Company's restricted cash decreased $62.4 million. The decrease is attributable to a reduction in restricted cash of $31.3 million associated with the Company's regulated entities, the shift of restricted cash to restricted investments of $29.1 million and other net decreases of $2.0 million. In regards to the decrease in restricted cash for the Company's regulated entities, $39.1 million is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows. Partially offsetting these net reductions is the net funding of $7.8 million in additional restricted cash associated with the Company's regulated entities.

        Investing Activities.    The Company utilized $25.8 million and $32.2 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The majority of the increase in capital expenditures of $6.4 million is attributable to management information systems and related equipment, with significant current year expenditures related to the Medicaid Administration segment.

During the Prior Year Period, the Company received net cash of $34.2 million from the net maturity of "available-for-sale" investments, with the Company using net cash of $80.4 million for the net purchase of "available-for-sale" investments during the Current Year Period. During the Prior Year Period, the Company paid $115.4 million for the acquisition of First Health Services, excluding cash acquired of $2.0 million but including payment of $7.4 million for excess working capital.

        Financing Activities.    During the Prior Year Period, the Company paid $67.1 million for the repurchase of treasury stock under the Company's share repurchase program and had a financing cash flow use of $0.7 million related to restricted stock units that were surrendered by certain employees in exchange for the payment of taxes associated with restricted stock unit awards that vested. In addition, the Company received $1.1 million from the exercise of stock options and warrants, obtained tax benefits of $3.0 million from the exercise of stock options and had other net favorable items of $0.4 million.

        During the Current Year Period, the Company paid $74.4 million for the repurchase of treasury stock under the Company's share repurchase program, had a financing cash flow use of $1.3 million related to restricted stock units that were surrendered by certain employees in exchange for the payment of taxes associated with restricted stock unit awards that vested, paid $0.6 million related to capital lease obligations and had other net unfavorable items of $0.3 million. In addition, the Company received $23.1 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2010, the Company expects to fund its additional estimated capital expenditures of $10 to $20 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2010 Credit Facility (as defined below) for its operations, capital needs or debt service in 2010. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company maintains its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial and credit markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

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

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. The Company made no such purchases of the Company's common stock during the period from July 27, 2010 through September 30, 2010.

        Off-Balance Sheet Arrangements.    As of September 30, 2010, the Company has no material off-balance sheet arrangements.

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

        There were $1.1 million of capital lease obligations and no Revolving Loan borrowings at September 30, 2010.

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

        Net Operating Loss Carryforwards.    As of December 31, 2009, the Company had federal net operating loss carryforwards ("NOLs") of $54.9 million available to reduce future federal taxable income. These NOLs expire in 2011 through 2020 and are subject to examination and adjustment by the IRS.

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

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46R". This statement has been incorporated into FASB Accounting Standards Codification ("ASC") 810 "Consolidation" ("ASC 810") and amends FASB Interpretation No. 46 (revised December 2003),

"Consolidation of Variable Interest Entities" to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement was effective for fiscal years beginning after November 15, 2009. Accordingly, the Company adopted ASC 810 on January 1, 2010. The adoption of this standard did not have a material impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2010 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2010 Credit Facility as of September 30, 2010, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2010. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. The Company made no such purchases of the Company's common stock during the period from July 27, 2010 through September 30, 2010.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language ("XBRL"): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2010	MAGELLAN HEALTH SERVICES, INC. (Registrant)

	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)