Form 10-K
period 2010-12-31
MAGELLAN HEALTH SERVICES INC
filed 2011-02-25
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6639

MAGELLAN HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1076937 (I.R.S. Employer Identification No.)
55 Nod Road, Avon, Connecticut (Address of principal executive offices)	06001 (Zip Code)

Registrant's telephone number, including area code: (860) 507-1900

Securities registered pursuant to Section 12(b) of the Act: None.

Title of Each Class	Name of Each Exchange on which Registered
Ordinary Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Ordinary Common Stock ("common stock") held by non-affiliates of the registrant based on the closing price on June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.2 billion.

         The number of shares of Magellan Health Services, Inc.'s common stock outstanding as of February 23, 2011 was 33,057,555.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

MAGELLAN HEALTH SERVICES, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

PART I

Cautionary Statement Concerning Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include, but are not limited to, statements the Company makes regarding our future operating results and liquidity needs. Although the Company (as defined below) believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Risk Factors" in Item 1A and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate," "anticipate," "expect," "believe," "should" and similar expressions are intended to be forward- looking statements.

        Any forward-looking statement made by the Company in this Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

        You should also be aware that while the Company from time to time communicates with securities analysts, the Company does not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, to the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not the Company's responsibility and are not endorsed by the Company. You should not assume that the Company agrees with any statement or report issued by any analyst, irrespective of the content of the statement or report.

Item 1.    Business

        Magellan Health Services, Inc. ("Magellan") was incorporated in 1969 under the laws of the State of Delaware. Magellan's executive offices are located at 55 Nod Road, Avon, Connecticut 06001, and its telephone number at that location is (860) 507-1900. Reference in this report to the "Company" include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary.

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. As a result of certain aquisitions, the Company expanded into radiology benefits management and specialty pharmaceutical management during 2006, and into Medicaid administration during 2009. The Company provides services to health plans, insurance companies, employers, labor unions and various governmental agencies. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2010, Commercial's covered lives were 4.7 million, 19.8 million and 12.5 million for risk-based, ASO and EAP products, respectively. For the year ended December 31, 2010, Commercial's revenue was $433.9 million, $123.5 million and $94.8 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2010, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the year ended December 31, 2010, Public Sector's revenue was $1.4 billion and $5.6 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of

December 31, 2010, covered lives for Radiology Benefits Management were 5.0 million and 14.7 million for risk-based and ASO products, respectively. For the year ended December 31, 2010, revenue for Radiology Benefits Management was $403.5 million and $50.6 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") comprises programs that manage specialty drugs used in the treatment of complex conditions such as, cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; (iii) strategic consulting services; and (iv) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 43 health plans and several pharmaceutical manufacturers and state Medicaid programs as of December 31, 2010.

Medicaid Administration

        The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid pharmacy, mental health and long-term care programs. The primary focus of the Company's Medicaid Administration unit involves providing pharmacy benefits administration ("PBA") services under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. In addition to Medicaid Administration's FFS contracts, effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

        See Note 11—"Business Segment Information" to the consolidated financial statements for certain segment financial data relating to our business set forth elsewhere herein.

Acquisition of ICORE Healthcare, LLC

        On July 31, 2006, the Company acquired all of the outstanding units of membership interest of ICORE Healthcare, LLC ("ICORE"), a specialty pharmaceutical management company, and ICORE became a wholly-owned subsidiary. The Company reports the results of operations of ICORE in the Specialty Pharmaceutical Management segment.

        The Company paid or agreed to pay to the previous unitholders of ICORE, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock recorded as stock compensation expense over a three year vesting period, provided the unitholders did not earlier terminate their employment with

Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment"), subject to any indemnity claims Magellan may have had under the purchase agreement; and (iv) the amount of positive working capital that existed at ICORE on the closing date which was $18.2 million.

Acquisition of First Health Services

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry Health Care ("Coventry"), on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health Services") and certain assets of Coventry which are related to the operation of the business conducted by First Health Services. As consideration for the Acquisition, the Company paid $115.4 million in cash, excluding cash acquired and including a payment of $7.4 million for excess working capital with such amount being subject to final adjustments as provided in the Purchase Agreement. The Company is in negotiations with Coventry on settlement of the working capital adjustment, and anticipates a return of $0.9 million. The Company funded the Acquisition with cash on hand.

        Effective July 1, 2010 the Company discontinued the use of the name First Health Services Corporation and officially changed such name to "Magellan Medicaid Administration, Inc." The Company reports the results of operations of Magellan Medicaid Administration, Inc. within the Medicaid Administration segment.

Industry

        According to the Centers for Medicare and Medicaid Services ("CMS"), U.S. healthcare spending was projected to have increased 3.9 percent to $2.6 trillion in 2010, representing more than 17 percent of the gross domestic product. With the uncertain economic environment, rising healthcare costs, increased fiscal pressures on federal and state governments, implementation of healthcare reform, healthcare spending will continue to be one of the greatest pressing issues for the American public and the government agencies. The rapidly evolving clinical and technological environment demands the expertise of specialized healthcare management services to provide both high-quality and affordable care.

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

  •
  The Company can provide value to its customers resulting from managing care beyond what such customers can achieve on their own; and

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

        Expanding the managed behavioral healthcare business.    The Company has operated in both the commercial and public sectors of managed behavioral healthcare by ensuring the delivery of quality outcomes and appropriate care through its unique behavioral healthcare expertise in managing clinical care, provider networks, claims, and customer service. The Company focuses on continually developing and providing innovative and cost effective solutions to its customers. Through its commercial behavioral segment, the Company seeks to provide a superior outsourced alternative to its health plan and employer customers. The Company has expanded its product offerings in response to legislative changes affecting autism. Through its Public Sector segment, the Company seeks to help state and local governments deal with their fiscal pressures resulting from increasing Medicaid enrollment and rising healthcare costs. The Company intends to continue marketing both its risk-based and ASO products, as well as new products, to its existing customer base and new customers, and to cross-sell its behavioral product portfolio to its other specialty segments' customer base.

        Expanding the radiology benefits management services business.    As relates to radiology benefits management, the Company's strategy is to deliver innovative and clinically appropriate radiology management programs that create value for its clients through the reduction in the number of inappropriate radiology services and ensure the delivery of appropriate services through quality providers. The Company seeks to distinguish itself in the marketplace through a focus on clinical excellence, provider partnerships, product and service innovation, and consumerism. The Company continues to expand its product portfolio with customer-focused solutions in radiation oncology therapy management, cardiac management, and obstetrical ultrasound management. In addition to selling its programs to new customers, the Company's growth strategy is also focused on continuing to develop innovative new products and to expand membership with current customers, upsell additional products to existing customers, and cross-sell to its other specialty segments' customer base.

        Expanding the specialty pharmaceutical management business.    The Company has continued to focus on the expansion of its unique service model of providing contracting and formulary optimization services, specialty pharmaceutical dispensing services, and strategic solutions consulting. The Company utilizes its operational platform, software development, and claims processing expertise to develop specialty pharmaceutical management products that drive savings for its customers. The Company expanded its product portfolio in 2009 to include a medical pharmacy management product, which manages the cost and quality of therapeutic inventions in conditions such as oncology and autoimmune diseases regardless of whether the drugs are paid under the medical or pharmacy benefit. The company intends to to market the medical pharmacy management product to both existing and new health plan and Medicaid customers. The Company continues to cross-sell to its other specialty segments' customer base.

        Expanding the Medicaid administration business.    The Company believes it can leverage its operational platform and expertise to expand and enhance its Medicaid administration service offerings to help government clients manage their health care spending. In 2010, the Company developed additional capabilities to enable it to compete as a limited risk-bearing pharmacy benefits manager supporting Medicaid managed care organizations. The Company intends to cross-sell Medicaid administration services to its other specialty segments' customer base, expand the current scope of services under its existing customer contracts by up-selling its broader pharmacy benefits management capabilities, and market its pharmacy benefits management services to both state health plan sponsors and Medicaid managed care organizations.

        Expanding product penetration in new or growing markets.    The Company seeks to expand its existing products and services in new and/or growing markets. In particular, the Medicaid market has grown significantly in recent years as a result of economic conditions, and is expected to materially expand in 2014 and beyond as a result of the Patient Protection and Affordable Care Act ("PPACA"). As governments face increasing fiscal challenges, the Company believes that there may be opportunities to help state and local governments manage their healthcare costs though the use of its specialty managed healthcare services. With Medicaid experience in managed behavioral healthcare, radiology benefits management, specialty pharmaceutical management, and Medicaid administration, the Company believes it is positioned to grow its membership and revenues in the Medicaid market over the long term as a result of its proven expertise in managing these services.

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

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") and the Company's Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2008. The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2009 and 2010.

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

Competition

        The Company's business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups, pharmacy benefit managers ("PBMs"), healthcare information technology solutions, and other specialty healthcare and managed care companies. Many of the Company's competitors, particularly certain insurance companies, HMOs, technology companies, and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company competes based upon quality and reliability of its services, a focus on clinical excellence, product and service innovation and proven expertise in its business lines. The Company may also encounter competition in the future from new market entrants. In addition, some of the Company's customers that are managed care companies may seek to provide specialty managed healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely to a significant degree on price increases to achieve revenue growth, and expects to continue experiencing pricing pressures.

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2010 to June 17, 2011. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policies have a one-year term for the period June 17, 2010 to June 17, 2011. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim un-aggregated self-insured retention.

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

        Numerous states require the licensing or certification of entities performing utilization review or TPA activities; however, certain federal courts have held that such licensing requirements are preempted by the Employment Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company's activities in some states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

        Licensing of Healthcare Professionals.    The provision of healthcare treatment services by physicians, psychiatrists, psychologists, pharmacists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals who provide healthcare treatment on behalf of or under contracts with the Company, and the case managers and other personnel of the health services business, are in compliance with the applicable state licensing requirements and current interpretations thereof. However, there can be no assurance that changes in such state licensing requirements or interpretations thereof will not adversely affect the Company's existing operations or limit expansion. With respect to the Company's crisis intervention program, additional licensing of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual's residence. The Company believes that any such additional licenses could be obtained.

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

        The Health Information Technology for Economic and Clinical Health Act ("HITECH Act") passed as part of the American Recovery and Reinvestment Act of 2009 represents a significant expansion of the HIPAA privacy and security laws. The HITECH Act provisions contain multiple effective dates. The Company believes it is currently in compliance with those provisions of the HITECH Act and associated regulations that are currently in effect and will be in compliance with those portions of the law and regulations that become effective in the future. Regulations interpreting all portions of this new law have yet to be promulgated. The Company believes that it can comply with changes in these laws and regulations, however there can be no assurance that compliance with such laws and regulations would not have a material adverse effect on its operations.

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

        Federal Anti-Remuneration/Fraud and Abuse Laws.    The federal healthcare Anti-Kickback Statute (the "Anti-Kickback Statute") prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded healthcare programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, TRICARE or other federally funded healthcare programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded healthcare programs. The Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the U.S. Department of Health & Human Services ("DHHS"), and other administrative bodies. It also is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties. There have been a series of substantial civil and criminal investigations and settlements, at the state and federal level, by pharmacy benefit managers over the last several years in connection with alleged kickback schemes. The Company believes that it is in compliance with the legal requirements imposed by such anti-remuneration laws and regulations, however, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

        The Company is subject to certain provisions of the Deficit Reduction Act of 2005 (the "Act"). The Act requires entities that receive $5 million or more in annual Medicaid payments to establish written policies that provide detailed information about the Federal Civil False Claims Act and the remedies thereunder, as well as any state laws pertaining to civil or criminal penalties for false claims and statements, the "whistleblower" protections afforded under such laws, and the role of such laws in preventing and detecting fraud waste and abuse. The written policies are to be disseminated to all employees, contractors and agents which or who, on behalf of the entity, furnishes, or otherwise authorizes the furnishing of, Medicaid healthcare items or services; performs billing or coding functions, or is involved in the monitoring of healthcare provided by the entity. In addition, any such entity that has an employee handbook must include a specific discussion of the federal and state false claims laws, the rights of an employee to be protected as a whistle blower and the entity's policies and procedures for detecting and preventing fraud, waste and abuse. The Company does not believe that it is in violation of the Federal Civil False Claims Act (or its criminal counterparts) and the Company has a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.

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

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Dominici Mental Health Parity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g. limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This new law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. There is an exemption for small employers. On February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Interim Final Rules interpreting the MHPAEA (IFR). The IFR applies to ERISA plans and insured business; the IFR currently does not apply to Medicaid Managed Care plans or SCHIP plans although it is anticipated that similar regulatory requirements will be imposed on that business in the future. The IFR included some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of nonquantitative treatment limitations, and prohibiting separate but equal deductibles. While some of these regulatory requirements were not anticipated, the company believes it is in compliance with the requirements of the IFR and that there is no material impact to the company related to compliance. No assurance can be given that additional interpretive guidance on the legislation and IFR will not have a material adverse effect on the Company. However, the Company's risk contracts do allow for repricing to occur effective the same date that any legislation becomes effective if that legislation is projected to have a material effect on cost of care.

        Federal and State Medicaid Laws and Regulations.    The Company directly contracts with various states to provide specialty Medicaid managed care services to state Medicaid beneficiaries. As such, it is subject to certain federal and state laws and regulations affecting Medicaid as well as state contractual requirements. The Company believes it is in material compliance with these laws, regulations and contractual requirements. The Company also is a sub-contractor to health plans who provide Medicaid managed care services to state Medicaid beneficiaries. In the Company's capacity as a subcontractor with these health plans, the Company is indirectly subject to certain federal and state laws and regulations as well as contractual requirements pertaining to the operation of this business. If a state or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, a state or the health plan customer may require the Company to cease these activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that a state or health plan will not terminate the Company's business relationships insofar as they pertain to these services.

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

        Regulations Affecting the Company's Pharmacies.    The Company owns two pharmacies that provide services to certain of the Company's health plan customers. The activities undertaken by the Company's pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the licensure and operation of mail order and non-resident pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. The Company's pharmacy facilities are located in Florida and New York and are duly licensed to conduct business in those states. Many states, however, require out-of-state mail order pharmacies to register with or be licensed by the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state, and some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. The Company holds mail order and non-resident pharmacy licenses where required. The Company also maintains Medicare and Medicaid provider licenses where required for the pharmacies to provide services to these plans.

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

        Health Care Reform.    On March 23, 2010 the President signed the Patient Protection and Affordable Care Act and on March 30, 2010 he signed the Health Care and Education Reconciliation Act of 2010 (hereinafter collectively referred to as "ACA"). The ACA is a broad sweeping piece of legislation creating numerous changes in the healthcare regulatory environment. To date, fourteen regulations implementing provisions of the ACA have been released in addition to numerous requests for information, frequently asked questions and other informational notices. Some of these regulations, most notably the Medical Loss Ratio regulations and the Internal Claims and Appeals and External Review Processes Regulations, have potential to impact the Company and its business. Others, such as the regulation on dependent coverage to age 26 and coverage of preventative health services, could impact the nature of the members that we serve and the utilization rates. The Company believes that it is materially compliant with all applicable provisions of the ACA that are in effect at this time. The Company is closely monitoring legislative and regulatory activity as well as legal actions related to the ACA to identify potential business risks and opportunities. The Company at this time is unable to predict whether there may be any effect, positive or negative on its business as a result of the ACA.

Employees of the Registrant

        At December 31, 2010, the Company had approximately 4,900 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

History

        Magellan was incorporated in 1969 under the laws of the State of Delaware. The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. As a result of certain acquisitions, the Company expanded into radiology benefits management and specialty pharmaceutical management during 2006, and into Medicaid administration during 2009.

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

        Substantially all of the Company's net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for 68.7 percent and 66.0 percent of the Company's net revenue in the years ended December 31, 2009 and 2010, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company's net revenue and have a material adverse effect on the Company's liquidity, profitability and financial condition.

        One of the Company's top ten customers during 2009 and 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $170.4 million and $175.7 million for the years ended December 31, 2009 and 2010, respectively. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2009 and 2010. Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 719,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through June 30, 2012 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $725.0 million and $807.1 million for the years ended December 31, 2009 and 2010, respectively.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2009 and 2010 (in thousands):

Segment	Term Date	2009		2010
Commercial
Customer A	December 31, 2012	$235,002		$243,399
Customer B	June 30, 2014	85,842		71,338
Customer C	June 30, 2012 to November 30, 2013(1)	40,697	*	65,175
Public Sector
Customer D	June 30, 2012(2)	147,734		153,650
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(6)	155,933		159,644
Customer E	November 30, 2012 to April 30, 2013(1)	—		121,401
Customer F	June 30, 2011 to November 30, 2011(3)	80,368		66,970
Customer G	June 30, 2014	23,331	*	51,877
Specialty Pharmaceutical Management
Customer H	March 31, 2011 to January 1, 2012(1)	85,725		86,850
Customer I	April 29, 2011 to September 1, 2011(1)	43,937		57,198
Customer E	February 1, 2012 to April 30, 2013(1)	30,856		32,877
Customer J	December 31, 2010(4)	42,465		24,897	*
Medicaid Administration
Customer K	September 30, 2012(5)	11,353		31,145
Customer L	June 30, 2012	—		26,108
Customer M	June 30, 2011 to September 30, 2011(1)	10,528		24,432
Customer N	August 31, 2011 to June 30, 2013(1)	8,995		22,000
Customer O	June 30, 2010(6)	8,815		10,319	*

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

(1)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(2)
Contract has options for the customer to extend the term for three additional one-year periods.

(3)
The customer has informed the Company that this contract will not be renewed.

(4)
Negotiations are ongoing for a new contract.

(5)
The Company anticipates that this contract will terminate effective June 30, 2011.

(6)
The contract has terminated.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $315.5 million and $334.8 million for the years ended December 31, 2009 and 2010, respectively. Net revenues from the Florida Areas in the aggregate totaled $130.9 million and $140.5 million for the years ended December 31, 2009 and 2010, respectively.

Integration of Companies Acquired by Magellan—The Company's profitability could be adversely affected if the integration of companies acquired by Magellan is not completed in a timely and effective manner.

        One of the Company's growth strategies is to make strategic acquisitions which are complementary to its existing operations. After Magellan closes on an acquisition, it must integrate the acquired company into Magellan's policies, procedures and systems. Failure to effectively integrate an acquired business or the failure of the acquired business to perform as anticipated could result in excessive costs being incurred, a delay in obtaining targeted synergies, decreased customer performance (which could result in contract penalties and/or terminations), increased employee turnover, and lost sales opportunities. Finally, difficulties assimilating acquired operations and services could result in the diversion of capital and management's attention away from other business issues and opportunities.

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

        Substantially all of the Company's Public Sector segment net revenue is derived from direct contracts that it has with state or county governments for the provision of services to Medicaid enrollees. Certain states have recently contracted with managed care companies to manage both the behavioral and physical medical care of its Medicaid enrollees. If other governmental entities change the method for contracting for Medicaid business to a fully integrated model, the Company will attempt to subcontract with the managed care organizations to provide behavioral healthcare management for such Medicaid business; however, there is no assurance that the Company would be able to secure such arrangements. Accordingly, if such a change in the contracting model were to occur, it is possible that the Company could lose current contracted revenues, as well as be unable to bid on potential new business opportunities, thus negatively impacting the Company's profitability and financial condition.

Risk-Based Products—Because the Company provides services at a fixed fee, if the Company is unable to accurately predict and control healthcare costs, the Company's profitability could decline.

        The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as "risk-based contracts" or "risk-based products," which include EAP services. These arrangements provided 80.8 percent and 79.8 percent of the Company's net revenue in the years ended December 31, 2009 and 2010, respectively.

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

        The Company's profitability could also be reduced if the Company is required to make adjustments to estimates made in reporting historical financial results regarding cost of care, reflected in the Company's financial statements as medical claims payable. Medical claims payable includes reserves for incurred but not reported ("IBNR") claims, which are claims for covered services rendered by the Company's providers which have not yet been submitted to the Company for payment. The Company estimates and reserves for IBNR claims based on past claims payment experience, including the average interval between the date services are rendered and the date the claims are received and between the date services are rendered and the date claims are paid, enrollment data, utilization statistics, adjudication decisions, authorized healthcare services and other factors. This data is incorporated into contract-specific reserve models. The estimates for submitted claims and IBNR claims are made on an accrual basis and adjusted in future periods as required. If such risk-based products are not correctly underwritten, the Company's profitability and financial condition could be adversely affected.

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

        On April 30, 2008, the Company entered into a credit facility with Deutsche Bank AG and Citigroup Global Markets Inc. that provided for a $100.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2008 Credit Facility"). On April 29, 2009, the Company entered into an amendment to the 2008 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provides for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2009 Credit Facility"). On April 28, 2010, the Company entered into an amendment to the 2009 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2010 Credit Facility"), which contains a number of covenants. These covenants limit Company management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        These restrictions could adversely affect the Company's ability to finance future operations or capital needs or engage in other business activities that may be in the Company's interest. The 2010 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2010 Credit Facility, pursuant to its terms, would result in an event of default under the 2010 Credit Facility. The 2010 Credit Facility is guaranteed by most of the Company's subsidiaries and is secured by most of the Company's assets and the Company's subsidiaries' assets.

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

Possible Impact of Federal Healthcare Reform Law—can significantly impact the Company's revenues or profitability.

        In March 2010 the Patient Protection and Affordable Care Act and the Health Care Education and Reconciliation Act of 2010 (hereinafter collectively referred to as "ACA") were passed. The ACA is a comprehensive piece of legislation intended to make significant changes to the healthcare system in the United States. The ACA contain various effective dates extending through 2020. Numerous regulations have been promulgated related to the ACA with hundreds more expected in the future.

        Significant provisions in the ACA include requiring individuals to purchase health insurance, minimum medical loss ratios for health insurance issuers, significant changes to the Medicare and Medicaid programs and many other changes that affect healthcare insurance and managed care. See "Regulation" above for more information. In addition, dozens of lawsuits have been filed in the courts challenging the constitutionality of the legislation. Therefore, it is uncertain at this time what the financial impact of healthcare reform will be to the Company.

        Other federal or state changes in law regarding managed care or universal health insurance coverage could also have adverse consequences for the Company's business. The Company cannot predict the effect of this legislation or other legislation that may be adopted by Congress or by the states, and such legislation, if implemented, could have an adverse effect on the Company.

Possible Impact of Federal Mental Health Parity—can significantly impact the Company's revenues or profitability.

        In October 2008, the United States Congress passed legislation establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g. limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for members. This new law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and SCHIP plans. There is an exemption for small employers. Interim final regulations ("IFR") were issued on February 2, 2010, final regulations have not yet been published and interpretive guidance from the regulators has been limited to date. The IFR applies to ERISA plans and insured business; the IFR currently does not apply to Medicaid managed care plans or SCHIP plans although it is anticipated that similar regulatory requirements will be imposed on that business in the future. The IFR included some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of nonquantitative treatment limitations, and prohibiting separate but equal deductibles. While some of these regulatory requirements were not anticipated, the Company believes it is in compliance with the requirements of the IFR and that there is no material impact to the Company related to compliance. No assurance can be given that additional interpretive guidance on the legislation and IFR will not have a material adverse effect on the Company. However, the Company's risk behavioral contracts generally allow for re-pricing to occur in the event that any legislation or regulation results in a material effect on cost of care.

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

  •
  maintaining confidentiality of patient information; and

  •
  complying with HIPAA (including the federal HITECH Act, which strengthens and expands HIPAA).

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

        Various aspects of the Company's Specialty Pharmaceutical Management segment are governed by federal and state laws and regulations. Specialty Pharmaceutical Services are provided by the Company to Medicaid and Medicare plans as well as commercial insurance plans. There has been enhanced scrutiny on federal programs and the Company must remain vigilant in ensuring compliance with the requirements of these programs. In addition there are provisions of the ACA which may impact the Company's pharmaceutical business. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of the Company's business. There are significant uncertainties involving the application of many of these legal requirements to the Company. Accordingly, the Company may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting its compliance practices, or modifying its business practices, in order to satisfy changing interpretations and regulatory policies. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which, if adopted, could adversely affect the Company's business. See "Regulation" above.

Risks Related To Realization of Goodwill and Intangible Assets—The Company's profitability could be adversely affected if the value of intangible assets is not fully realized.

        The Company's total assets at December 31, 2010 reflect goodwill of approximately $426.9 million, representing approximately 27.6 percent of total assets. The Company completed the Company's annual impairment analysis of goodwill as of October 1, 2010 noting that no impairment was identified.

        At December 31, 2010, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $54.0 million. Intangible assets are amortized over their estimated useful lives, which range from approximately three to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

        The Company maintains a program of insurance coverage against a broad range of risks in the Company's business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company's potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2010, the Company had approximately $104.2 million of such bonds outstanding. The Company's insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company's alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company's profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

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

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value. The Company's available-for-sale investment securities were $284.5 million and represented 18.4 percent of the Company's total consolidated assets at December 31, 2010.

        The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. The Company believes it has adequately reviewed its investment securities for impairment and that its investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change the Company's judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is a risk that declines in fair value may occur and material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses. In addition, if it became necessary for the Company to liquidate its investment portfolio on an accelerated basis, it could have an adverse effect on the Company's results of operations.

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

        Adverse economic conditions in the debt markets may affect the Company's ability to refinance the Company's existing 2010 Credit Facility on April 28, 2013 upon maturity on acceptable terms, or at all.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company currently leases approximately 1.1 million square feet of office space comprising 61 offices in 25 states, the District of Columbia and Ontario, Canada with terms expiring between January 2011 and October 2016. The Company's principal executive offices are located in Avon, Connecticut, which lease expires in September 2012. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since January 6, 2004, shares of the Company's Ordinary Common Stock, $0.01 par value per share ("common stock") have traded on the NASDAQ Stock Market under the symbol "MGLN." For further information regarding the Company's common stock, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. Warrants to purchase shares of the Company's common stock have traded on the Over-the-Counter Bulletin Board ("OTCBB") under the ticker symbol MGLNW since February 2, 2004. The following tables set forth the high and low closing bid prices of the Company's common stock as reported by the NASDAQ Stock Market for the years ended December 31, 2009 and 2010, as follows:

	common stock Sales Prices
	High	Low
2009
First Quarter	$39.19	$31.66
Second Quarter	36.98	29.22
Third Quarter	33.18	30.44
Fourth Quarter	41.83	29.63
2010
First Quarter	44.63	37.97
Second Quarter	43.25	36.32
Third Quarter	47.51	34.96
Fourth Quarter	49.80	45.56

        As of December 31, 2010, there were approximately 285 stockholders of record of the common stock. The stockholders of record data for common stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

  Comparison of Cumulative Total Returns

        The following graph compares the change in the cumulative total return on the Company's common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31, 2005, and comparing relative values on December 31, 2006, 2007, 2008, 2009 and 2010. The Company did not pay any dividends during the period reflected in the graph. The common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Total Return

	December 31,
	2005	2006	2007	2008	2009	2010
Magellan Health Services, Inc.	$100.00	$137.42	$148.27	$124.52	$129.51	$150.33
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 Managed Health Care Index(1)	100.00	93.42	107.96	48.54	61.97	67.47

(1)
The S&P Managed Health Care Index consists of Aetna, Inc., CIGNA Corp., Coventry Health Care, Inc., Humana, Inc., UnitedHealth Group, Inc. and WellPoint, Inc.

        The information set forth above under the "Comparison of Cumulative Total Returns" does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other of the Company's filings under the Securities Act or the Exchange Act, except to the extent the filing specifically incorporates such information by reference therein.

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

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. On February 18, 2011, the Company's board of directors increased the stock repurchase program by an additional $100 million. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,684,510 shares of the Company's common stock at an average price of $48.36 per share for an aggregate cost of $81.5 million (excluding broker commissions) during the period from November 3, 2010 through December 31, 2010.

        Following is a summary of stock repurchases made during the three months ended December 31, 2010:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
October 1–31, 2010	—	$0.00	—	$350,000
November 1–30, 2010	714,750	$48.96	714,750	315,006
December 1–31, 2010	969,760	$47.91	969,760	268,542

	1,684,510		1,684,510	$268,542

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from January 1, 2011 through February 23, 2011, the Company made additional open market purchases of 1,251,263 shares of the Company's common stock at an aggregate cost of $61.7 million, excluding broker commissions.

Dividends

        The Company did not declare any dividends during either of the years ended December 31, 2009 or 2010 and does not expect to pay a dividend in 2011. The Company is prohibited from paying dividends on its common stock under the terms of the 2010 Credit Facility, except in limited circumstances. The declaration and payment of any dividends in the future by the Company will be subject to the sole discretion of the Company's board of directors and will depend upon many factors, including the Company's financial condition, earnings, covenants associated with the Company's 2010 Credit Facility and any similar future agreement, legal requirements, regulatory constraints and other factors deemed relevant by the Company's board of directors. Moreover, should the Company pay any dividends in the future, there can be no assurance that the Company will continue to pay such dividends.

Recent Sales of Unregistered Securities

        On January 28, 2011, the Company and Blue Shield of California ("Blue Shield") entered into a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which on January 31, 2011 Blue Shield purchased 416,840 shares of the Company's common stock (the "Shares") for a total purchase price of $20 million. The Shares were issued to Blue Shield, an accredited investor, in a private placement pursuant to Regulation D of the Securities Act. Blue Shield has agreed not to transfer such Shares for a two year period, except in the event of any change in control of the Company as defined in the Share Purchase Agreement. The purchase price for the Shares issued was determined taking into account the recent trading price of the Company's common stock on NASDAQ and the restrictions on transfer of the Shares agreed to by Blue Shield.

Item 6.    Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2006, 2007, 2008, 2009 and 2010.

        Selected consolidated financial information for the years ended December 31, 2008, 2009 and 2010 and as of December 31, 2009 and 2010 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2006 and 2007 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with the Company's financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008	2009	2010
Statement of Operations Data:
Net revenue	$1,690,270	$2,155,953	$2,625,394	$2,641,814	$2,969,240
Cost of care	1,081,080	1,409,103	1,830,542	1,765,313	1,907,985
Cost of goods sold	41,809	149,585	181,356	203,336	218,630
Direct service costs and other operating expenses(1)	385,478	404,003	426,627	465,710	566,582
Equity in earnings of unconsolidated subsidiaries	(390)	—	—	—	—
Depreciation and amortization	48,862	57,524	60,810	47,268	54,682
Interest expense	7,292	6,386	2,846	2,424	2,233
Interest income	(17,628)	(23,836)	(17,030)	(6,245)	(3,275)
Gain on sale of assets	(5,148)	—	—	—	—

Income from operations before income taxes	148,915	153,188	140,243	164,008	222,403
Provision for income taxes	62,653	59,030	54,038	57,337	83,744

Net income	$86,262	$94,158	$86,205	$106,671	$138,659

Income per common share—basic:	$2.33	$2.42	$2.18	$3.03	$4.10
Income per common share—diluted:	$2.23	$2.36	$2.16	$3.01	$4.03

	December 31,
	2006	2007	2008	2009	2010
Balance Sheet Data:
Current assets	$535,574	$803,092	$822,420	$753,588	$858,487
Current liabilities	321,073	375,859	373,881	369,164	390,169
Property and equipment, net	100,255	105,735	88,436	108,219	111,814
Total assets	1,207,520	1,435,123	1,417,564	1,441,041	1,549,432
Total debt and capital lease obligations	41,913	13,969	28	—	559
Stockholders' equity	$763,567	$908,232	$908,073	$950,492	$1,039,015

(1)
Includes stock compensation expense of $34.0 million, $30.0 million, $32.8 million, $19.8 million and $15.1 million in 2006, 2007, 2008, 2009 and 2010, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's selected financial data and the Company's financial statements and the accompanying notes included herein. The following discussion may contain "forward-looking statements" within the meaning of the Securities Act and the Exchange Act. When used in this Form 10-K, the words "estimate," "anticipate," "expect," "believe," "should" and similar expressions are intended to be forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Risk Factors" in Item 1A and elsewhere in this Form 10-K. Capitalized or defined terms included in this Item 7 have the meanings set forth in Item 1 of this Form 10-K.

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. As a result of certain aquisitions, the Company expanded into radiology benefits management and specialty pharmaceutical management during 2006, and into Medicaid administration during 2009. The Company provides services to health plans, insurance companies, employers, labor unions and various governmental agencies. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Commercial segment generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2010, Commercial's covered lives were 4.7 million, 19.8 million and 12.5 million for risk-based, ASO and EAP products, respectively. For the year ended December 31, 2010, Commercial's revenue was $433.9 million, $123.5 million and $94.8 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Healthcare Public Sector segment generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2010, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the year ended December 31, 2010, Public Sector's revenue was $1.4 billion and $5.6 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of December 31, 2010, covered lives for Radiology Benefits Management were 5.0 million and 14.7 million for risk-based and ASO products, respectively. For the year ended December 31, 2010, revenue for Radiology Benefits Management was $403.5 million and $50.6 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment comprises programs that manage specialty drugs used in the treatment of complex conditions such as, cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; (iii) strategic consulting services; and (iv) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 43 health plans and several pharmaceutical manufacturers and state Medicaid programs as of December 31, 2010.

Medicaid Administration

        The Medicaid Administration segment generally reflects integrated clinical management services provided to the public sector to manage Medicaid pharmacy, mental health and long-term care programs. The primary focus of the Company's Medicaid Administration unit involves providing PBA services under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass FFS arrangements. In addition to Medicaid Administration's FFS contracts, effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers.

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

        The Company paid or agreed to pay to the previous unitholders of ICORE, (i) $161 million of cash at closing; (ii) $24 million of cash that was used by the unitholders of ICORE to purchase Magellan restricted stock with such restricted stock recorded as stock compensation expense over a three year vesting period, provided the unitholders did not earlier terminate their employment with Magellan; (iii) $25 million plus accrued interest (the "Deferred Payment"), subject to any indemnity claims Magellan may have had under the purchase agreement; and (iv) the amount of positive working capital that existed at ICORE on the closing date, which was $18.2 million.

Acquisition of First Health Services

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry, on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health Services") and certain assets of Coventry which are related to the operation of the business conducted by First Health Services. As consideration for the Acquisition, the Company paid $115.4 million in cash, excluding cash acquired and including a payment of $7.4 million for excess working capital with such amount being subject to final adjustments as provided in the Purchase Agreement. The Company is in negotiations with Coventry on settlement of the working capital adjustment, and anticipates a return of $0.9 million. The Company funded the Acquisition with cash on hand.

        Effective July 1, 2010 the Company discontinued the use of the name First Health Services Corporation and officially changed such name to "Magellan Medicaid Administration, Inc." The Company reports the results of operations of Magellan Medicaid Administration, Inc. within the Medicaid Administration segment.

Stock Compensation

        At December 31, 2009 and 2010, the Company had equity-based employee incentive plans, which are described more fully in Note 6—"Stockholder's Equity" to the consolidated financial statements set forth elsewhere herein. The Company recorded stock compensation expense of $19.8 million and $15.1 million for the years ended December 31, 2009 and 2010. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term of three years.

        The Company estimates the fair value of substantially all stock options using the Black-Scholes-Merton option pricing model that employs certain factors including expected volatility of stock price, expected life of the option, risk-free interest rate and expected dividend yield. For the years ended December 31, 2008, 2009 and 2010, such volatility was based on the historical volatility of the Company's stock price.

        The expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

        The Company recognizes compensation expense for only the portion of options, restricted stock or restricted stock units that are expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company's estimated forfeiture rates for the years ended

December 31, 2008, 2009 and 2010 were eight percent, five percent and five percent, respectively. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.2 billion, $2.2 billion and $2.4 billion for the years ended December 31, 2008, 2009 and 2010, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $36.1 million, $104.4 million and $192.9 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $120.0 million, $106.6 million and $109.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $195.6 million, $221.6 million and $234.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $13.4 million, $7.6 million and $13.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

        The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models and is further analyzed to create "completion factors" that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Factors that affect estimated completion factors include benefit changes, enrollment changes, shifts in product mix, seasonality influences, provider reimbursement changes, changes in claims inventory levels, the speed of claims processing, and changes in paid claim levels. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for any month with a completion factor that is less than 70 percent are generally not projected from historical completion and payment patterns; rather they are projected by estimating claims expense based on recent monthly estimated cost incurred per member per month times membership, taking into account seasonality influences, benefit changes and healthcare trend levels, collectively considered to be "trend factors."

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	2008	2009	2010
Claims payable and IBNR, beginning of period	$185,349	$184,422	$168,851
Cost of care:
Current year	1,836,425	1,771,213	1,919,785
Prior years	(5,883)	(5,900)	(11,800)

Total cost of care	1,830,542	1,765,313	1,907,985

Claim payments and transfers to other medical liabilities(1):
Current year	1,676,975	1,624,626	1,777,356
Prior years	154,494	156,258	133,385

Total claim payments and transfers to other medical liabilities	1,831,469	1,780,884	1,910,741

Claims payable and IBNR, end of period	184,422	168,851	166,095
Withhold receivables, end of period(2)	(28,562)	(25,182)	(23,424)

Medical claims payable, end of period	$155,860	$143,669	$142,671

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

2010 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
-3%	$(18,000)	-3%	$(33,500)
-2%	(11,500)	-2%	(22,000)
-1%	(5,500)	-1%	(11,000)
1%	5,500	1%	11,000
2%	11,500	2%	22,000
3%	18,000	3%	33,500

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2010; however, actual claims payments may differ from established estimates.

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

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

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

        The fair value of the Specialty Pharmaceutical Management reporting unit was determined using a discounted cash flow method. Key assumptions for this method are consistent with those described above.

        The fair value of the Medicaid Administration reporting unit was determined using discounted cash flow, merger and acquisition, and public company methods. Key assumptions for the discounted cash flow method, merger and acquisition method, and public company method are consistent with those described above. The weighting applied to the fair values determined using the discounted cash flow, merger and acquisition, and public company methods to determine an overall fair value for Medicaid Administration was 60 percent, 20 percent and 20 percent, respectively.

        As a result of the first step of the 2010 annual goodwill impairment analysis, the fair value of each reporting unit with allocated goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 60 percent decline in fair value of the Health Plan reporting unit, a 53 percent decline in fair value of Radiology Benefits Management, a 50 percent decline in fair value of Specialty Pharmaceutical Management, or a 24 percent decline in fair value of Medicaid Administration would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        Goodwill has been allocated to the Company's reporting units as follows (in thousands):

	December 31,
	2009	2010
Health Plan	$120,485	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291
Medicaid Administration	59,146	59,614

Total	$426,471	$426,939

        The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 are reflected in the table below (in thousands):

	2009	2010
Balance as of beginning of period	$367,325	$426,471
Acquisition of Medicaid Administration	59,146	468

Balance as of end of period	$426,471	$426,939

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

        The Company estimates that it has reportable federal net operating loss carryforwards ("NOLs") as of December 31, 2010 of $5.5 million available to reduce future federal taxable income. These estimated NOLs, if not used, will expire in 2011 through 2019 and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382 ("Section 382") which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire.

        The Company's valuation allowances against deferred tax assets were $7.3 million and $5.3 million as of December 31, 2009 and 2010, respectively, mostly relating to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

        Prior to 2009, in certain instances, reversals of both valuation allowances and unrecognized tax benefits were recorded as adjustments to goodwill. All other reversals of these balances were recorded as reductions to income tax expense. Beginning in 2009 only those changes occurring during the measurement period subsequent to an acquisition are recorded as adjustments to goodwill. All other reversals of valuation allowances and unrecognized tax benefits are reflected as reductions to income tax expense. The Company's income tax expense for 2009 and 2010 was reduced by $2.0 million and $2.7 million, respectively, as a result of this change.

        The balance of unrecognized tax benefits as of December 31, 2009 and 2010 was $113.1 million and $111.6 million, respectively, most of which was included in deferred credits and other long-term liabilities, and the remainder reducing deferred tax assets. If these unrecognized tax benefits had been realized as of December 31, 2009 and 2010, $88.3 million and $88.2 million, respectively, would have impacted the effective tax rate.

        Included in the balance of unrecognized tax benefits recorded at December 31, 2009 and 2010 were liabilities of $1.1 million and $0.1 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the deferral of these deductions to later years would not affect the annual effective tax rate but could result in the acceleration of cash payments and/or reduction to the NOL carryforwards with respect to the earlier period.

        With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to December 31, 2007. Further, the statute of limitations regarding the assessment of the federal and most state and local income taxes for the year ended December 31, 2007 will expire during 2011. The Company anticipates that up to $15.5 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2010 could be reversed during 2011 as a result of statute expirations, $10.2 million of which would impact the effective tax rate. All such reversals (net of the related indirect tax benefits) would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs.

Results of Operations

        The Company evaluates performance of its segments based on profit or loss from continuing operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated. The Company's segments are defined above.

        The table below summarizes, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2008
Net revenue	$649,636	$1,451,923	$295,336	$228,499	$—	$2,625,394
Cost of care	(344,761)	(1,278,316)	(207,465)	—	—	(1,830,542)
Cost of goods sold	—	—	—	(181,356)	—	(181,356)
Direct service costs	(154,894)	(68,914)	(54,482)	(25,623)	—	(303,913)
Other operating expenses	—	—	—	—	(122,714)	(122,714)
Stock compensation expense(1)	1,368	839	1,472	8,967	20,117	32,763

Segment profit (loss)	$151,349	$105,532	$34,861	$30,487	$(102,597)	$219,632

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2009
Net revenue	$650,139	$1,362,420	$305,251	$259,745	$64,259	$—	$2,641,814
Cost of care	(351,270)	(1,208,451)	(205,592)	—	—	—	(1,765,313)
Cost of goods sold	—	—	—	(203,336)	—	—	(203,336)
Direct service costs	(152,280)	(67,835)	(51,732)	(24,901)	(54,874)	—	(351,622)
Other operating expenses	—	—	—	—	—	(114,088)	(114,088)
Stock compensation expense(1)	953	690	1,260	5,383	27	11,469	19,782

Segment profit (loss)	$147,542	$86,824	$49,187	$36,891	$9,412	$(102,619)	$227,237

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2010
Net revenue	$652,221	$1,442,093	$454,105	$270,646	$176,283	$(26,108)	$2,969,240
Cost of care	(365,115)	(1,246,779)	(298,516)	—	(23,683)	26,108	(1,907,985)
Cost of goods sold	—	—	—	(218,630)	—	—	(218,630)
Direct service costs	(156,278)	(67,577)	(67,672)	(26,368)	(124,312)	—	(442,207)
Other operating expenses	—	—	—	—	—	(124,375)	(124,375)
Stock compensation expense(1)	714	714	1,485	424	74	11,691	15,102

Segment profit (loss)	$131,542	$128,451	$89,402	$26,072	$28,362	$(112,684)	$291,145

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income from operations before income taxes and minority interest for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	2008	2009	2010
Segment profit	$219,632	$227,237	$291,145
Stock compensation expense	(32,763)	(19,782)	(15,102)
Depreciation and amortization	(60,810)	(47,268)	(54,682)
Interest expense	(2,846)	(2,424)	(2,233)
Interest income	17,030	6,245	3,275

Income from operations before income taxes	$140,243	$164,008	$222,403

Year ended December 31, 2010 ("2010") compared to the year ended December 31, 2009 ("2009")

Commercial

Net Revenue

        Net revenue related to the Commercial segment increased by 0.3 percent or $2.1 million from 2009 to 2010. The increase in revenue is mainly due to revenue from new contracts implemented after 2009 of $22.2 million and favorable rate changes of $17.9 million, which increases were partially offset by terminated contracts of $28.5 million, the favorable impact of contractual settlements in 2009 of $5.7 million, unfavorable retroactive rate adjustments of $1.3 million recorded in 2010, and other net unfavorable variances of $2.5 million.

Cost of Care

        Cost of care increased by 3.9 percent or $13.8 million from 2009 to 2010. The increase in cost of care is primarily due to new contracts implemented after 2009 of $14.1 million, the impact of favorable contractual settlements recorded in 2009 of $2.7 million, favorable prior period medical claims development recorded in 2009 of $2.5 million, and care trends and other net unfavorable variances of $12.8 million, which increases were partially offset by terminated contracts of $12.9 million, favorable prior period medical claims development recorded in 2010 of $2.7 million, and favorable medical claims development for 2009 which was recorded in 2010 of $2.7 million. Cost of care as a percentage of risk revenue (excluding EAP revenue) increased from 76.4 percent in 2009 to 77.6 percent in 2010, mainly due to unfavorable care trends and business mix.

Direct Service Costs

        Direct service costs increased by 2.6 percent or $4.0 million from 2009 to 2010. The increase in direct service costs is mainly attributable to one-time severance charges in 2010 of $2.0 million associated with terminated contracts and increased employee compensation and benefits. Direct service costs increased as a percentage of revenue from 23.4 percent in 2009 to 24.0 percent in 2010, mainly due to one-time severance charges in 2010 and changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 5.8 percent or $79.7 million from 2009 to 2010. This increase is primarily due to increased membership from existing customers of $125.3 million, $19.3 million related to the recognition in 2010 of previously deferred revenue on the Maricopa Contract as well as the lack of deferral of revenue for the current contract year due to a change in contractual provisions, the revenue impact for out of period care development pertaining to 2009 of $3.2 million, and other net favorable variances of $24.0 million, which increases were partially offset by terminated contracts of $38.6 million, net unfavorable rate changes of $37.2 million, and the recognition in 2009 of $16.3 million of deferred revenue on the Maricopa Contract.

Cost of Care

        Cost of care increased by 3.2 percent or $38.3 million from 2009 to 2010. This increase is primarily due to increased membership from existing customers of $107.5 million, favorable prior period medical claims development recorded in 2009 of $2.6 million, and care trends and other net unfavorable variances of $5.9 million, which increases were partially offset by terminated contracts of $35.0 million, lower care associated with rate changes for contracts with minimum care requirements recorded in 2010 of $27.6 million, favorable medical claims development for 2009 which was recorded in 2010 of $8.0 million, and favorable prior period medical claims development recorded in 2010 of $7.1 million. Cost of care decreased as a percentage of risk revenue from 89.1 percent in 2009 to 86.8 percent in 2010 mainly due to business mix and net favorable care development.

Direct Service Costs

        Direct service costs decreased by 0.4 percent or $0.3 million from 2009 to 2010. The decrease in direct service costs is primarily due to terminated contracts, partially offset by staffing required to support certain contracts. As a percentage of revenue, direct service costs decreased from 5.0 percent in 2009 to 4.7 percent in 2010 mainly due to changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to the Radiology Benefits Management segment increased by 48.8 percent or $148.9 million from 2009 to 2010. This increase is primarily due to revenue from new contracts implemented after 2009 (or during) of $155.9 million and favorable rate changes of $21.8 million, which increases were partially offset by decreased membership from existing customers of $18.3 million, favorable retroactive membership, rate, and contractual settlements recorded in 2009 of $2.4 million, terminated contracts of $1.7 million, and other net decreases of $6.4 million.

Cost of Care

        Cost of care increased by 45.2 percent or $92.9 million from 2009 to 2010. This increase is primarily attributed to new contracts implemented after 2009 (or during) of $113.8 million, favorable contractual settlements recorded in 2009 of $4.7 million, and favorable prior period medical claims development recorded in 2009 of $0.8 million, which increases were partially offset by decreased membership from existing customers of $19.1 million, favorable medical claims development for 2009 which was recorded in 2010 of $2.1 million, favorable prior period medical claims development recorded in 2010 of $2.0 million, and care trends and other net favorable variances of $3.2 million. Cost of care decreased as a percentage of risk revenue from 80.8 percent in 2009 to 74.0 percent in 2010 mainly due to rate increases and business mix.

Direct Service Costs

        Direct service costs increased 30.8 percent or $15.9 million from 2009 to 2010. The increase in direct service costs is mainly attributable to increased employee compensation and benefits, and costs associated with new business. As a percentage of revenue, direct service costs decreased from 16.9 percent in 2009 to 14.9 percent in 2010, mainly due to business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to the Specialty Pharmaceutical Management segment increased 4.2 percent or $10.9 million from 2009 to 2010. This increase is primarily due to net increased dispensing activity from new and existing customers of $13.7 million, which increase was partially offset by other net decreases of $2.8 million.

Cost of Cost of Goods Sold

        Cost of goods sold increased 7.5 percent or $15.3 million from 2009 to 2010, primarily due to net increased dispensing activity from new and existing customers. As a percentage of the portion of net revenue that relates to dispensing revenue, cost of goods sold increased from 91.8 percent in 2009 to 93.1 percent in 2010, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 5.9 percent or $1.5 million from 2009 to 2010. This increase is primarily due to increased employee compensation and benefits, and expenses to support the development of new products, partially offset by a reduction in stock compensation expense. As a percentage of revenue, direct service costs increased slightly from 9.6 percent in 2009 to 9.7 percent in 2010.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration increased 174.3 percent or $112.0 million from 2009 to the 2010. This increase is primarily the result of the inclusion of only five months of operating results in 2009 due to the closing of the acquisition of First Health Services on July 31, 2009.

Cost of Care

        Cost of care in 2010 of $23.7 million is attributed to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers starting September 1, 2010.

Direct Service Costs

        Direct service costs increased 126.5 percent or $69.4 million from 2009 to 2010. This increase is primarily the result of the inclusion of only five months of operating results in 2009 due to the closing of the acquisition of First Health Services on July 31, 2009. As a percentage of revenue, direct service costs decreased from 85.4 percent in 2009 to 70.5 percent in 2010, mainly due to changes in business mix, including the new risk based subcontract discussed above.

Corporate

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 9.0 percent or $10.3 million from 2009 to 2010. The increase results primarily from net one-time unfavorable adjustments recorded in 2010 of $4.8 million, unfavorable employee benefit and termination costs of $4.2 million, and other net increases of $2.7 million, which increases were partially offset by one-time acquisition-related expenses incurred in 2009 of $1.4 million. As a percentage of total net revenue, other operating expenses decreased slightly from 4.3 percent for 2009 to 4.2 percent for 2010, mainly due to business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 15.7 percent or $7.4 million from 2009 to 2010, primarily due to asset additions after (or during) 2009 (inclusive of assets related to the acquisition of First Health Services).

Interest Expense

        Interest expense decreased by 7.9 percent or $0.2 million from 2009 to 2010, mainly due to lower costs associated with the 2010 Credit Facility.

Interest Income

        Interest income decreased by 47.6 percent or $3.0 million from 2009 to 2010, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 35.0 percent in 2009 and 37.7 percent in 2010. The 2009 and 2010 effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate in 2010 is higher than 2009 mainly due to more significant reversals in 2009 of valuation allowances on deferred state taxes and tax contingencies due to closure of statutes of limitation.

2009 compared to the year ended December 31, 2008 ("2008")

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

        Care Trends.    The Company expects that the Commercial care trend factor for 2011 will be 7 to 9 percent, the Public Sector care trend factor for 2011 will be 2 to 4 percent and the Radiology Benefits Management care trend for 2011 will be 4 to 6 percent.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2010 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2010 Credit Facility as of December 31, 2010, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2010 compared to 2009

        Operating Activities.    The Company reported net cash provided by operating activities of $218.6 million and $308.9 million for 2009 and 2010, respectively. Both years were positively impacted by the shift of restricted funds between cash and investments that resulted in operating cash flow sources directly offset by investing cash flow uses, with $38.5 million and $36.7 million of restricted cash shifted to restricted investments in 2009 and 2010, respectively. The $90.3 million increase in operating cash flows from 2009 to 2010 is primarily attributable to the increase in Segment Profit and net favorable working capital changes between years largely related to growth in the Company's business segments (including the build of medical claims payable balances and other contract liabilities associated with new contracts), partially offset by higher tax payments. Segment Profit for 2010 increased $63.9 million compared to 2009. Net favorable year over year working capital changes were primarily attributable to the build of medical claims payable balances and other contract liabilities associated with new contracts. Tax payments in 2010 were $45.3 million higher than 2009, mostly due to the Company's utilization of the majority of its NOLs prior to 2010.

        During 2010, the Company's restricted cash decreased $42.9 million. The decrease is attributable to a reduction in restricted cash of $4.1 million associated with the Company's regulated entities, the shift of restricted cash to restricted investments of $36.7 million and other net decreases of $2.1 million. In regards to the decrease in restricted cash for the Company's regulated entities, $11.8 million is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows. Partially offsetting these net reductions is the net funding of $7.7 million in additional restricted cash associated with the Company's regulated entities.

        Investing Activities.    The Company utilized $33.2 million and $46.2 million during 2009 and 2010, respectively, for capital expenditures. The majority of the increase in capital expenditures of $13.0 million is attributable to management information systems and related equipment, with significant current year expenditures related to the Medicaid Administration segment. The Company also used cash of $0.8 million and $64.3 million for the net purchase of "available-for-sale" investments during 2009 and 2010, respectively. During 2009, the Company paid $115.4 million for the acquisition of First Health Services, excluding cash acquired of $2.0 million but including payment of $7.4 million for excess working capital.

        Financing Activities.    During 2009, the Company paid $89.7 million for the repurchase of treasury stock under the Company's share repurchase program and had other net financing cash flow uses of $0.2 million. In addition, the Company received $2.6 million from the exercise of stock options and warrants and obtained tax benefits of $2.9 million from the exercise of stock options and vesting of stock awards.

        During 2010, the Company paid $149.8 million for the repurchase of treasury stock under the Company's share repurchase program, paid $1.1 million related to capital lease obligations, and had other net financing cash flow uses of $0.9 million. In addition, the Company received $92.9 million from the exercise of stock options and warrants and obtained tax benefits of $1.1 million from the exercise of stock options and vesting of stock awards.

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

        Investing Activities.    The Company utilized $36.3 million and $33.2 million during 2008 and 2009, respectively, for capital expenditures. The majority of the capital expenditures for 2008 and 2009 are related to management information systems and related equipment. The Company used net cash of $176.0 million and $0.8 million for the net purchase of "available for sale" investments during 2008 and 2009, respectively.

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

        During 2009, the Company paid $89.7 million for the repurchase of treasury stock under the Company's share repurchase program and had other net financing cash flow uses of $0.2 million. In addition, the Company received $2.6 million from the exercise of stock options and warrants and obtained tax benefits of $2.9 million from the exercise of stock options and vesting of stock awards.

Outlook—Liquidity and Capital Resources

        Liquidity.    During 2011, the Company expects to fund its estimated capital expenditures of $47 to $57 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2010 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2011. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

Contractual Obligations and Commitments

        The following table sets forth the future financial commitments of the Company as of the December 31, 2010 (in thousands):

	Payments due by period
Contractual Obligations and Commitments	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating leases(1)	$63,464	$17,024	$28,483	$5,354	$12,603
Capital leases	559	559	—	—	—
Letters of credit(2)	44,918	—	—	—	—
Purchase commitments(3)	627	627	—	—	—
Tax contingency reserves(4)	111,594	—	—	—	—

	$221,162	$18,210	$28,483	$5,354	$12,603

(1)
Operating lease obligations include estimated future lease payments for both open and closed offices.

(2)
These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

(3)
Purchase commitments include open purchase orders as of December 31, 2010 relating to ongoing capital expenditure and operational activities.

(4)
The Company is unable to make a reasonably reliable estimate of the period of the cash settlement with the respective taxing authorities for the $111.6 million balance of its tax contingency reserves. See further discussion in Note 7—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

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

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. On February 18, 2011, the Company's board of directors increased the stock repurchase program by an additional $100 million. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,684,510 shares of the Company's common stock at an average price of $48.36 per share for an aggregate cost of $81.5 million (excluding broker commissions) during the period from November 3, 2010 through December 31, 2010.

        During the period from January 1, 2011 through February 23, 2011, the Company made additional open market purchases of 1,251,263 shares of the Company's common stock at an aggregate cost of $61.7 million, excluding broker commissions.

Recent Sales of Unregistered Securities

        On January 28, 2011, the Company and Blue Shield of California ("Blue Shield") entered into a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which on January 31, 2011 Blue Shield purchased 416,840 shares of the Company's common stock (the "Shares") for a total purchase price of $20 million. The Shares were issued to Blue Shield, an accredited investor, in a private placement pursuant to Regulation D of the Securities Act. Blue Shield has agreed not to transfer such Shares for a two year period, except in the event of any change in control of the Company as defined in the Share Purchase Agreement. The purchase price for the Shares issued was determined taking into account the recent trading price of the Company's common stock on NASDAQ and the restrictions on transfer of the Shares agreed to by Blue Shield.

        Off-Balance Sheet Arrangements.    As of December 31, 2010, the Company has no material off-balance sheet arrangements.

        2010 Credit Facility.    On April 28, 2010, the Company entered into an amendment to the 2009 Credit Facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2010 Credit Facility"). Borrowings under the 2010 Credit Facility mature on April 28, 2013. The 2010 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

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

        The 2010 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2010 Credit Facility pursuant to its terms, would result in an event of default under the 2010 Credit Facility. As of December 31, 2010, the Company was in compliance with all covenants, including financial covenants, under the 2010 Credit Facility.

        Although the 2010 Credit Facility expires on April 28, 2013, the Company believes it will be able to obtain a new facility or, if not, to use cash on hand to fund letters of credit and other liquidity needs.

        Net Operating Loss Carryforwards.    The Company estimates that it has reportable federal NOLs as of December 31, 2010 of approximately $5.5 million available to reduce future federal taxable income. These estimated NOLs, if not used, expire in 2011 through 2019 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire.

        As of December 31, 2010, the Company's valuation allowances against deferred tax assets were $5.3 million, mostly relating to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2010 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2010 Credit Facility as of December 31, 2010, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 8.    Financial Statements and Supplementary Data

        Information with respect to this item is contained in the Company's consolidated financial statements, including the reports of independent accountants, set forth elsewhere herein and financial statement schedule indicated in the Index on Page F-1 of this Report on Form 10-K, and is included herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2010. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        In the fourth quarter ended December 31, 2010, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework."

        Based on this assessment, management has concluded that, as of December 31, 2010, internal control over financial reporting is effective based on these criteria.

        The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report dated February 25, 2011 appears on page 62 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited Magellan Health Services, Inc.'s ("the Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Health Services, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Magellan Health Services, Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 25, 2011

Item 9B.    Other Information

        None.

PART III

        The information required by Items 10 through 14 is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2010, except for the following information required by Item 12 of this Part III.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2010 with respect to the Company's compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	3,715,586	(1)	$39.15	1,679,184	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,715,586	(1)	$39.15	1,679,184	(2)

(1)
Excludes shares of restricted stock held by employees or awarded to employees and the Company's directors. Additionally excludes 60,000 options issued to certain employees (mainly related to options granted to employees that were previously employed by ICORE).

(2)
Consists of shares remaining available for issuance as of December 31, 2010 under the Company's equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options, warrants and rights and the shares of restricted stock issued as referred to in footnote (1) above.

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
#2.3	Share Purchase Agreement between Magellan Health Services, Inc. and California Physicians' Service D/B/A Blue Shield of California, dated January 28, 2011.
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
4.2
Second Amendment to Credit Agreement, dated as of April 29, 2009, among Magellan Health Services, Inc., various lenders and Deutsche Bank AG New York Branch, as administrative agent, which was filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was filed on April 30, 2009 and is incorporated herein by reference.
4.3
Third Amendment to Credit Agreement, dated as of April 28, 2010, among Magellan Health Services, Inc., various lenders and Deutsche Bank AG New York Branch, as administrative agent, which was filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, which was filed on April 30, 2010 and is incorporated herein by reference.
*10.1
Magellan Health Services, Inc.—2003 Management Incentive Plan, effective as of January 5, 2004, which was filed as Exhibit 2.14 to the Company's current report on Form 8-K, which was filed January 6, 2004, and is incorporated herein by reference.
*10.2
Magellan Health Services, Inc.—2005 Director Stock Compensation Plan, effective as of March 3, 2005, which was filed as Appendix B to the Company's definitive proxy statement, filed on April 18, 2005, and is incorporated herein by reference.
*10.3
Form of Stock Option Agreement, relating to options granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.4	Form of First Amendment to Stock Option Agreement, relating to options granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.
*10.5
Form of Notice of March 2005 Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.6
Form of Restricted Stock Agreement, relating to restricted shares granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.7
Form of Notice of March 2005 Restricted Stock Award, relating to restricted shares granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.8
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
*10.9
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
*10.10
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
*10.11
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

Exhibit No.	Description of Exhibit
*10.12	Third form of Notice of Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan and dated as of January 5, 2004, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.7 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.13
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
*10.14
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
*10.15
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
*10.18
Form of Notice of Stock Option Grant, pursuant to the 2006 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.
*10.19
Form of Restricted Stock Unit Agreement, pursuant to the 2006 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.
*10.20
Form of Notice of Restricted Stock Unit Award, pursuant to the 2006 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.
*10.21
Form of Restricted Stock and Stock Option Award Agreement, pursuant to the 2006 Director Equity Compensation Plan, which was filed as Exhibit 10.5 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.22	Magellan Health Services, Inc.—2006 Management Incentive Plan, effective as of May 16, 2006, which was filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.
*10.23
Magellan Health Services, Inc.—2006 Director Equity Compensation Plan, effective as of May 16, 2006, which was filed as Exhibit 10.2 to the Company's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.
*10.24
Magellan Health Services, Inc.—2006 Employee Stock Purchase Plan, effective as of May 16, 2006 which was filed as Exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.
*10.25
Amended and Restated Supplemental Accumulation Plan, effective as of January 1, 2005, which was filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.
*10.26
Amendment to Employment Agreement, dated July 28, 2006, between the Company and Jeffrey N. West, Senior Vice President and Controller of the Company, which was filed as Exhibit 10.2 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.
*10.27
Amendment to Employment Agreement, dated July 28, 2006, between the Company and Eric Reimer, Chief Growth Officer of the Company, which was filed as Exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.
*10.28
Amendment to Employment Agreement, dated July 28, 2006, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary of the Company, which was filed as Exhibit 10.4 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.
*10.29
Employment Agreement, dated August 2, 2004, between the Company and R. Caskie Lewis-Clapper, Chief Human Resources Officer, which was filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.30
Amendment to Employment Agreement, dated July 28, 2006, between the Company and R. Caskie Lewis-Clapper, Chief Human Resources Officer, which was filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.31
Employment Agreement dated February 19, 2008 between the Company and Rene Lerer, M.D., which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on February 25, 2008 and is incorporated herein by reference.
*10.32
Transition Agreement dated February 19, 2008 between the Company and Steven J. Shulman, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on February 25, 2008 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.33	Employment Agreement, dated June 27, 2006 between the Company and Raju Mantena, which was filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.34
Employment Agreement, dated October 2, 2003, between the Company and Russell Petrella, which was filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.35
Amendment to Employment Agreement (Tier II), dated July 28, 2006 between the Company and Russell Petrella, which was filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.36
Employment Agreement, dated February 25, 2008, between the Company and Tina Blasi, which was filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.37
Amendment to Employment Agreement, dated February 25, 2008, between the Company and Tina Blasi, which was filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.38
Form of Stock Option Agreement, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.
*10.39
Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.
*10.40
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.
*10.41
Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.
*10.42
Employment Agreement, dated August 11, 2008 between the Company and Jonathan Rubin, Chief Financial Officer, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on August 13, 2008, and is incorporated herein by reference.
*10.43
Amendment to Employment Agreement, dated August 11, 2008 between the Company and Jonathan Rubin, Chief Financial Officer, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on August 13, 2008, and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.44	Amendment to Employment Agreement, dated May 1, 2008 between the Company and Mark S. Demilio, Executive Vice President and Chief Financial Officer, which was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed on May 2, 2008, and is incorporated herein by reference.
*10.45
Magellan Health Services, Inc.—2008 Management Incentive Plan, effective as of February 27, 2008, which was filed as Appendix A to the Company's Definitive Proxy Statement, which was filed on April 11, 2008, and is incorporated herein by reference.
*10.46
Amendment to Employment Agreement, dated December 1, 2008, between the Company and Jeffrey West, Senior Vice President and Controller which was filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.47
Amendment to Employment Agreement, dated December 1, 2008, between the Company and Tina Blasi, Chief Executive Officer of National Imaging Associates, Inc. which was filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.48
Amendment to Employment Agreement, dated December 1, 2008, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary which was filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.49
Amendment to Employment Agreement, dated December 1, 2008, between the Company and R. Caskie Lewis-Clapper, Chief Human Resources Officer which was filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.50
Amendment to Employment Agreement, dated December 1, 2008, between the Company and Raju Mantena which was filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.51
Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Caskie Lewis-Clapper, Chief Human Resources Officer which was filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.52
Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Tina Blasi, Chief Executive Officer of National Imaging Associates, Inc. which was filed as Exhibit 10.62 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.53
Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Jeffrey West, Senior Vice President and Controller which was filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.54
Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary which was filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.55	Amendment to Employment Agreement, as amended and restated December 16, 2008, between the Company and Rene Lerer, M.D, Chief Executive Officer which was filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.56
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
*10.58
Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on May 4, 2009 and is incorporated herein by reference.
*10.59
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on May 4, 2009 and is incorporated herein by reference.
*10.60
Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on May 4, 2009 and is incorporated herein by reference.
*10.61
Employment Agreement, dated July 28, 2009 between Karen S. Rohan and Magellan Health Services, Inc., which was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which was filed on July 31, 2009 and is incorporated herein by reference.
*10.62
Amendment to Employment Agreement, dated July 28, 2009 between Magellan Health Services, Inc. and Karen S. Rohan, which was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which was filed on July 31, 2009 and is incorporated herein by reference.
*10.63
Form of Stock Option Agreement, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 5, 2010 and is incorporated herein by reference.
*10.64
Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 5, 2010 and is incorporated herein by reference.
*10.65
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 5, 2010 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.66	Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 5, 2010 and is incorporated herein by reference.
#21	List of subsidiaries of the Company.
#23	Consent of Ernst & Young LLP.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders' Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

4.     Additional Information

        The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the "Codes of Ethics"). Any such requests should be made in writing to the Investor Relations Department, Magellan Health Services, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Company's website at www.magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: February 25, 2011	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 25, 2011	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ RENE LERER Rene Lerer	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2011
/s/ ERAN BROSHY Eran Broshy	Director	February 25, 2011
/s/ MICHAEL DIAMENT Michael Diament	Director	February 25, 2011
/s/ WILLIAM D. FORREST William D. Forrest	Director	February 25, 2011
/s/ NANCY L. JOHNSON Nancy L. Johnson	Director	February 25, 2011
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	February 25, 2011

Signature	Title	Date

/s/ WILLIAM J. MCBRIDE William J. McBride	Director	February 25, 2011
/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 25, 2011
/s/ JONATHAN N. RUBIN Jonathan N. Rubin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011
/s/ JEFFREY N. WEST Jeffrey N. West	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2011

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. and subsidiaries ("the Company") as of December 31, 2009 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of the Company for the years ended December 31, 2008, 2009, and 2010 as listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Baltimore, Maryland February 25, 2011

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$196,507	$337,179
Restricted cash	159,659	116,734
Accounts receivable, less allowance for doubtful accounts of $1,358 and $1,985 at December 31, 2009 and 2010, respectively	114,434	106,934
Short-term investments (restricted investments of $102,922 and $114,903 at December 31, 2009 and 2010, respectively)	162,922	189,530
Deferred income taxes	57,329	28,439
Other current assets (restricted deposits of $15,467 and $21,302 at December 31, 2009 and 2010, respectively)	62,737	79,671

Total Current Assets	753,588	858,487
Property and equipment, net	108,219	111,814
Long-term investments (restricted investments of $60,230 and $84,950 at December 31, 2009 and 2010, respectively)	67,523	94,974
Deferred income taxes	17,725	825
Other long-term assets	2,703	2,396
Goodwill	426,471	426,939
Other intangible assets, net	64,812	53,997

Total Assets	$1,441,041	$1,549,432

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$27,086	$31,878
Accrued liabilities	93,760	105,776
Medical claims payable	143,669	142,671
Other medical liabilities	104,649	109,285
Current maturities of long-term capital lease obligation	—	559

Total Current Liabilities	369,164	390,169
Tax contingencies	118,859	117,599
Deferred credits and other long-term liabilities	2,526	2,649

Total Liabilities	490,549	510,417

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2009 and 2010—Issued and outstanding—41,044 shares and 34,535 shares at December 31, 2009, respectively, and 43,687 and 33,782 shares at December 31, 2010, respectively	410	437
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	614,483	725,322
Retained earnings	555,923	694,582
Warrants outstanding	5,382	420
Accumulated other comprehensive income	114	9
Ordinary common stock in treasury, at cost, 6,509 shares and 9,905 shares at December 31, 2009 and 2010, respectively	(225,820)	(381,755)

Total Stockholders' Equity	950,492	1,039,015

Total Liabilities and Stockholders' Equity	$1,441,041	$1,549,432

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2008	2009	2010
Net revenue	$2,625,394	$2,641,814	$2,969,240

Cost and expenses:
Cost of care	1,830,542	1,765,313	1,907,985
Cost of goods sold	181,356	203,336	218,630
Direct service costs and other operating expenses(1)	426,627	465,710	566,582
Depreciation and amortization	60,810	47,268	54,682
Interest expense	2,846	2,424	2,233
Interest income	(17,030)	(6,245)	(3,275)

	2,485,151	2,477,806	2,746,837

Income from operations before income taxes	140,243	164,008	222,403
Provision for income taxes	54,038	57,337	83,744

Net income	86,205	106,671	138,659
Other comprehensive income (loss)(2)	147	(58)	(105)

Comprehensive income	$86,352	$106,613	$138,554

Weighted average number of common shares outstanding—basic (See Note 6)	39,607	35,248	33,779

Weighted average number of common shares outstanding—diluted (See Note 6)	39,999	35,416	34,441

Net income per common share—basic:	$2.18	$3.03	$4.10

Net income per common share—diluted:	$2.16	$3.01	$4.03

(1)
Includes stock compensation expense of $32,763, $19,782 and $15,102 for the years ended December 31, 2008, 2009 and 2010, respectively.

(2)
Net of income tax provision (benefit) of $94, $(37) and $(68) for the years ended December 31, 2008, 2009 and 2010, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

			Common Stock In Treasury
	Common Stock							Accumulated Other Comprehensive Income (Loss)
					Additional Paid in Capital	Retained Earnings	Warrants Outstanding		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	40,157	$402	—	$—	$539,374	$363,047	$5,384	$25	$908,232
Stock compensation expense	—	—	—	—	32,763	—	—	—	32,763
Exercise of stock options	591	7	—	—	12,883	—	—	—	12,890
Net tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	5,378	—	—	—	5,378
Exercise of stock warrants	—	—	—	—	8	—	(2)	—	6
Issuance of equity	125	—	—	—	(1,395)	—	—	—	(1,395)
Repurchase of stock	—	—	(3,867)	(136,153)	—	—	—	—	(136,153)
Net income	—	—	—	—	—	86,205	—	—	86,205
Other comprehensive income—other	—	—	—	—	—	—	—	147	147

Balance at December 31, 2008	40,873	409	(3,867)	(136,153)	589,011	449,252	5,382	172	908,073
Stock compensation expense	—	—	—	—	19,782	—	—	—	19,782
Exercise of stock options	77	1	—	—	2,578	—	—	—	2,579
Net tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	2,917	—	—	—	2,917
Exercise of stock warrants	—	—	—	—	1	—	—	—	1
Issuance of equity	94	—	—	—	194	—	—	—	194
Repurchase of stock	—	—	(2,642)	(89,667)	—	—	—	—	(89,667)
Net income	—	—	—	—	—	106,671	—	—	106,671
Other comprehensive loss—other	—	—	—	—	—	—	—	(58)	(58)

Balance at December 31, 2009	41,044	410	(6,509)	(225,820)	614,483	555,923	5,382	114	950,492
Stock compensation expense	—	—	—	—	15,102	—	—	—	15,102
Exercise of stock options	2,027	21	—	—	76,845	—	—	—	76,866
Net tax deficiency from exercise of stock options and vesting of stock awards	—	—	—	—	(1,384)	—	—	—	(1,384)
Exercise of stock warrants	526	6	—	—	20,966	—	(4,962)	—	16,010
Issuance of equity	90	—	—	—	(690)	—	—	—	(690)
Repurchase of stock	—	—	(3,396)	(155,935)	—	—	—	—	(155,935)
Net income	—	—	—	—	—	138,659	—	—	138,659
Other comprehensive loss—other	—	—	—	—	—	—	—	(105)	(105)

Balance at December 31, 2010	43,687	$437	(9,905)	$(381,755)	$725,322	$694,582	$420	$9	$1,039,015

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2008	2009	2010
Cash flows from operating activities:
Net income	$86,205	$106,671	$138,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,810	47,268	54,682
Non-cash interest expense	1,423	899	569
Non-cash stock compensation expense	32,763	19,782	15,102
Non-cash income tax expense	42,241	30,033	42,251
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	60,368	32,736	42,925
Accounts receivable, net	(15,720)	(3,328)	3,262
Other assets	(9,290)	(8,936)	(17,194)
Accounts payable and accrued liabilities	11,519	(2,908)	14,447
Medical claims payable and other medical liabilities	(426)	(7,495)	3,638
Other	(1,589)	3,851	10,600

Net cash provided by operating activities	268,304	218,573	308,941

Cash flows from investing activities:
Capital expenditures	(36,314)	(33,220)	(46,162)
Acquisitions and investments in businesses, net of cash acquired	(25,425)	(115,438)	—
Purchase of investments	(404,420)	(299,357)	(291,289)
Maturity of investments	228,392	298,556	226,957

Net cash used in investing activities	(237,767)	(149,459)	(110,494)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(13,981)	(3)	(1,120)
Payments to acquire treasury stock	(136,153)	(89,667)	(149,805)
Proceeds from exercise of stock options and warrants	12,896	2,580	92,876
Tax benefit from exercise of stock options and vesting of stock awards	7,549	2,917	1,121
Other	(1,395)	(259)	(847)

Net cash used in financing activities	(131,084)	(84,432)	(57,775)

Net increase (decrease) in cash and cash equivalents	(100,547)	(15,318)	140,672
Cash and cash equivalents at beginning of period	312,372	211,825	196,507

Cash and cash equivalents at end of period	$211,825	$196,507	$337,179

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Business Overview

        The Company is engaged in the specialty managed healthcare business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. As a result of certain aquisitions, the Company expanded into radiology benefits management and specialty pharmaceutical management during 2006, and into Medicaid administration during 2009. The Company provides services to health plans, insurance companies, employers, labor unions and various governmental agencies. The Company's business is divided into the following six segments, based on the services it provides and/or the customers that it serves, as described below.

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

December 31, 2010

1. General (Continued)

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations,governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") comprises programs that manage specialty drugs used in the treatment of complex conditions such as, cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; (iii) strategic consulting services; and (iv) medical pharmacy management programs.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

1. General (Continued)

Medicaid Administration

        The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid pharmacy, mental health and long-term care programs. The primary focus of the Company's Medicaid Administration unit involves providing pharmacy benefits administration ("PBA") services under contracts with states to Medicaid and other state sponsored program recipients. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. In addition to Medicaid Administration's FFS contracts, effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers.

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

December 31, 2010

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.2 billion, $2.2 billion and $2.4 billion for the years ended December 31, 2008, 2009 and 2010, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $36.1 million, $104.4 million and $192.9 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $120.0 million, $106.6 million and $109.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

dispensing of specialty pharmaceutical drugs on behalf of health plans were $195.6 million, $221.6 million and $234.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $13.4 million, $7.6 million and $13.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Significant Customers

        Consolidated Company

        The Company's contracts with the State of Tennessee's TennCare program ("TennCare") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2008. The Company recorded net revenues of $282.4 million and $36.8 million for the years ended December 31, 2008 and 2009, respectively, from its TennCare contracts. The Company's TennCare contracts terminated at various dates from April 1, 2007 through August 31, 2009.

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2008, 2009 and 2010. Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 719,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through June 30, 2012 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $725.0 million and $807.1 million for the years ended December 31, 2009 and 2010, respectively.

        One of the Company's top ten customers during 2009 and 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $186.7 milion, $170.4 million and $175.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

        By Segment

        In addition to the TennCare contracts and the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2009 and 2010 (in thousands):

Segment	Term Date	2008		2009		2010
Commercial
Customer A	December 31, 2012	$217,009		$235,002		$243,399
Customer B	June 30, 2014	90,835		85,842		71,338
Customer C	June 30, 2012 to November 30, 2013(1)	39,038	*	40,697	*	65,175
Public Sector
Customer D	June 30, 2012(2)	140,498	*	147,734		153,650
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(6)	162,500		155,933		159,644
Customer E	November 30, 2012 to April 30, 2013(1)	—		—		121,401
Customer F	June 30, 2011 to November 30, 2011(3)	96,416		80,368		66,970
Customer G	June 30, 2014	—		23,331	*	51,877
Specialty Pharmaceutical Management
Customer H	March 31, 2011 to January 1, 2012(1)	71,925		85,725		86,850
Customer I	April 29, 2011 to September 1, 2011(1)	27,957		43,937		57,198
Customer E	February 1, 2012 to April 30, 2013(1)	26,840		30,856		32,877
Customer J	December 31, 2010(4)	41,042		42,465		24,897	*
Customer P	March 31, 2010(6)	27,073		7,431	*	1,815	*
Medicaid Administration
Customer K	September 30, 2012(5)	—		11,353		31,145
Customer L	June 30, 2012	—		—		26,108
Customer M	June 30, 2011 to September 30, 2011(1)	—		10,528		24,432
Customer N	August 31, 2011 to June 30, 2013(1)	—		8,995		22,000
Customer O	June 30, 2010(6)	—		8,815		10,319	*

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

(1)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(2)
Contract has options for the customer to extend the term for three additional one-year periods.

(3)
The customer has informed the Company that this contract will not be renewed.

(4)
Negotiations are ongoing for a new contract.

(5)
The Company anticipates that this contract will terminate effective June 30, 2011.

(6)
The contract has terminated.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

        Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $288.1 million, $315.5 million and $334.8 million for the years ended December 31, 2008, 2009 and 2010, respectively. Net revenues from the Florida Areas in the aggregate totaled $113.8 million, $130.9 million and $140.5 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

        Prior to 2009, reversals of both valuation allowances and unrecognized tax benefits were, in most instances, recorded as adjustments to goodwill. Subsequent to January 1, 2009, all such reversals are recorded as reductions to income tax expense and only those changes occurring during the measurement period subsequent to an acquisition are recorded to goodwill.

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At December 31, 2010, the Company's excess capital and undistributed earnings for the Company's regulated subsidiaries of $39.5 million are included in cash and cash equivalents.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

Restricted Assets

        The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries. Significant restricted assets of the Company as of December 31, 2009 and 2010 were as follows (in thousands):

	2009	2010
Restricted cash	$159,659	$116,734
Restricted short-term investments	102,922	114,903
Restricted deposits (included in other current assets)	15,467	21,302
Restricted long-term investments	60,230	84,950

Total	$338,278	$337,889

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

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

losses entirely caused by non-credit related factors related to debt securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

        As of December 31, 2009 and 2010, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2008, 2009 or 2010. The following is a summary of short-term and long-term investments at December 31, 2009 and 2010 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$378	$1	$—	$379
Obligations of government-sponsored enterprises(1)	11,297	39	(8)	11,328
Corporate debt securities	208,832	458	(302)	208,988
Certificates of deposit	9,750	—	—	9,750

Total investments at December 31, 2009	$230,257	$498	$(310)	$230,445

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$2,178	$1	$—	$2,179
Obligations of government-sponsored enterprises(2)	10,142	7	(11)	10,138
Corporate debt securities	268,739	245	(215)	268,769
Certificates of deposit	750	—	—	750
Taxable municipal bonds	2,680		(12)	2,668

Total investments at December 31, 2010	$284,489	$253	$(238)	$284,504

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

(2)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

        The maturity dates of the Company's investments as of December 31, 2010 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2011	$189,426	$189,530
2012	95,063	94,974

Total investments at December 31, 2010	$284,489	$284,504

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

Long-lived Assets

        Long-lived assets, including property and equipment and intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

Property and Equipment

        Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes costs incurred to develop internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Amortization of capital lease assets is included in

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. Depreciation expense was $52.2 million, $37.8 million and $43.9 for the years ended December 31, 2008, 2009 and 2010, respectively.

        Property and equipment, net, consisted of the following at December 31, 2009 and 2010 (in thousands):

	2009	2010
Buildings and improvements	$4,597	$5,321
Equipment	123,750	141,427
Capitalized internal-use software	172,225	195,223

	300,572	341,971
Accumulated depreciation	(192,353)	(230,157)

Property and equipment, net	$108,219	$111,814

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

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

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

        The fair value of the Specialty Pharmaceutical Management reporting unit was determined using a discounted cash flow method. Key assumptions for this method are consistent with those described above.

        The fair value of the Medicaid Administration reporting unit was determined using discounted cash flow, merger and acquisition, and public company methods. Key assumptions for the discounted cash flow method, merger and acquisition method, and public company method are consistent with those described above. The weighting applied to the fair values determined using the discounted cash flow, merger and acquisition, and public company methods to determine an overall fair value for Medicaid Administration was 60 percent, 20 percent and 20 percent, respectively.

        As a result of the first step of the 2010 annual goodwill impairment analysis, the fair value of each reporting unit with allocated goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 60 percent decline in fair value of the Health Plan reporting unit, a 53 percent decline in fair value of Radiology Benefits Management, a 50 percent decline in fair value of Specialty Pharmaceutical Management, or a 24 percent decline in fair value of Medicaid Administration would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        Goodwill has been allocated to the Company's reporting units as follows (in thousands):

	December 31,
	2009	2010
Health Plan	$120,485	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291
Medicaid Administration	59,146	59,614

Total	$426,471	$426,939

        The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 are reflected in the table below (in thousands):

	2009	2010
Balance as of beginning of period	$367,325	$426,471
Acquisition of Medicaid Administration	59,146	468

Balance as of end of period	$426,471	$426,939

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

Intangible Assets

        The following is a summary of intangible assets at December 31, 2009 and 2010, and the estimated useful lives for such assets (in thousands):

	December 31, 2009
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 18 years	$121,490	$(60,942)	$60,548
Provider networks and other	5 to 16 years	7,430	(3,166)	4,264

		$128,920	$(64,108)	$64,812

	December 31, 2010
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 18 years	$121,490	$(71,165)	$50,325
Provider networks and other	5 to 16 years	7,430	(3,758)	3,672

		$128,920	$(74,923)	$53,997

        Amortization expense was $8.6 million, $9.5 million and $10.8 million for the years ended December 31, 2008, 2009 and 2010, respectively. The Company estimates amortization expense will be $10.6 million, $9.6 million, $9.1 million, $9.0 million and $7.9 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

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

        The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models and is further analyzed to create "completion factors" that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Factors that affect estimated completion factors include benefit changes, enrollment changes, shifts in product mix, seasonality influences, provider reimbursement changes, changes in claims inventory levels, the speed of claims processing, and changes in paid claim levels. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for any month with a completion factor that is less than 70 percent are generally not projected from historical completion and payment patterns; rather they are projected by estimating claims expense based on recent monthly estimated cost incurred per member per month times membership, taking into account seasonality influences, benefit changes and healthcare trend levels, collectively considered to be "trend factors."

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	2008	2009	2010
Claims payable and IBNR, beginning of period	$185,349	$184,422	$168,851
Cost of care:
Current year	1,836,425	1,771,213	1,919,785
Prior years	(5,883)	(5,900)	(11,800)

Total cost of care	1,830,542	1,765,313	1,907,985

Claim payments and transfers to other medical liabilities(1):
Current year	1,676,975	1,624,626	1,777,356
Prior years	154,494	156,258	133,385

Total claim payments and transfers to other medical liabilities	1,831,469	1,780,884	1,910,741

Claims payable and IBNR, end of period	184,422	168,851	166,095
Withhold receivables, end of period(2)	(28,562)	(25,182)	(23,424)

Medical claims payable, end of period	$155,860	$143,669	$142,671

(1)
For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company's results of operations for such periods.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2010; however, actual claims payments may differ from established estimates.

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

Stock Compensation

        The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees, and recorded stock compensation expense of $32.8 million, $19.8 million and $15.1 million for the years ended December 31, 2008, 2009 and 2010, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2008, 2009 and 2010 is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of eight percent, five percent and five percent, respectively. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term of three years.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2009 and 2010 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$953	$—	$953
Restricted Cash(2)	—	152,580	—	152,580
Investments:
U.S. Government and agency securities	379	—	—	379
Obligations of government-sponsored enterprises(3)	—	11,328	—	11,328
Corporate debt securities	—	208,988	—	208,988
Certificates of deposit	—	9,750	—	9,750

December 31, 2009	$379	$383,599	$—	$383,978

	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(4)	$—	$68,726	$—	$68,726
Restricted Cash(5)	—	72,698	—	72,698
Investments:
U.S. Government and agency securities	2,179	—	—	2,179
Obligations of government-sponsored enterprises(6)	—	10,138	—	10,138
Corporate debt securities	—	268,769	—	268,769
Taxable municipal bonds	—	2,668	—	2,668
Certificates of deposit	—	750	—	750

December 31, 2010	$2,179	$423,749	$—	$425,928

(1)
Excludes $195.6 million of cash held in bank accounts by the Company.

(2)
Excludes $7.1 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Federal Home Loan Bank and the Federal Farm Credit Bank.

(4)
Excludes $268.5 million of cash held in bank accounts by the Company.

(5)
Excludes $44.0 million of restricted cash held in bank accounts by the Company.

(6)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

3. Acquisitions

Acquisition of First Health Services

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry Health Care ("Coventry"), on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health Services") and certain assets of Coventry which are related to the operation of the business conducted by First Health Services. As consideration for the Acquisition, the Company paid $115.4 million in cash, excluding cash acquired and including a payment of $7.4 million for excess working capital with such amount being subject to final adjustments as provided in the Purchase Agreement. The Company is in negotiations with Coventry on settlement of the working capital adjustment, and anticipates a return of $0.9 million. The Company funded the Acquisition with cash on hand.

        Effective July 1, 2010 the Company discontinued the use of the name First Health Services Corporation and officially changed such name to "Magellan Medicaid Administration, Inc." The Company reports the results of operations of Magellan Medicaid Administration, Inc. within the Medicaid Administration segment.

4. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service ("IRS") deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 6 percent of their annual compensation. The Company recognized $5.1 million, $5.1 million and $5.6 million of expense for the years ended December 31, 2008, 2009 and 2010, respectively, for matching contributions to the 401(k) Plan.

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

        Under the 2009 Credit Facility, the annual interest rate on Revolving Loan borrowings was equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 2.25 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

5. Long-Term Debt and Capital Lease Obligations (Continued)

or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 3.25 percent plus the Eurodollar rate for the selected interest period. The Company had the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bore interest at the rate of 3.375 percent. The commitment commission on the 2009 Credit Facility was 0.625 percent of the unused Revolving Loan Commitment.

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

        There were $0 million and $0.6 million of capital lease obligations at December 31, 2009 and 2010, respectively, $51.5 million and $44.9 million of letters of credit outstanding at December 31, 2009 and 2010, respectively, and no Revolving Loan borrowings at December 31, 2009 or December 31, 2010.

6. Stockholders' Equity

Stock Compensation

        At December 31, 2009 and 2010, the Company had equity-based employee incentive plans, which are described below.

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

December 31, 2010

6. Stockholders' Equity (Continued)

2006 Director Equity Compensation Plan ("Director Plan") and the 2006 Employee Stock Purchase Plan ("ESPP"). All three of these plans were approved by the Company's shareholders at the 2006 Annual Meeting of Shareholders on May 16, 2006.

        The 2006 MIP, which was similar to the Company's 2003 MIP, authorized the issuance of equity awards covering a total of 2,750,000 shares of the Company's common stock, no more than 300,000 shares of which could be restricted stock or restricted stock units. A restricted stock unit is a notional account representing the right to receive a share of common stock (or, at the Company's option, cash in lieu thereof) at some future date. The Director Plan covered 120,000 shares of the Company's common stock, no more than 15,000 of which could be restricted stock or restricted stock units, and provided for the issuance of options and restricted stock or restricted stock units to directors immediately following each annual meeting of shareholders in 2006 and 2007. The ESPP is a noncompensatory plan and covers 100,000 shares of the Company's common stock and permits employees of the Company to purchase Common Stock at a 5 percent discount.

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

        The weighted average grant date fair value of substantially all stock options granted during the years ended December 31, 2008, 2009 and 2010 was $8.52, $8.69 and $11.74, respectively, as estimated using the Black- Scholes-Merton option pricing model based on the following weighted average assumptions:

	2008	2009	2010
Risk-free interest rate	2.76%	1.67%	1.74%
Expected life	4 years	4 years	4 years
Expected volatility	28.40%	30.20%	31.70%
Expected dividend yield	0.00%	0.00%	0.00%

        For the years ended December 31, 2008, 2009 and 2010, expected volatility was based on the historical volatility of the Company's stock price.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Stockholders' Equity (Continued)

        The benefits of tax deductions from exercises of stock options and vesting of stock awards are reported as a financing cash flow, rather than as an operating cash flow. In the years ended December 31, 2008, 2009 and 2010, approximately $7.5 million, $2.9 million and $1.1 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. Of these amounts, $5.4 million and $2.9 million, respectively, have been reflected as increases to additional paid in capital for the years ended December 31, 2008, and 2009. For the year ended December 31, 2010, the change to additional paid in capital related to tax benefits (deficiencies) was $(1.4) million which includes the $1.1 million of excess tax benefits offset by $2.5 million of tax deficiencies. Tax contingencies were recorded for the remaining $2.1 million, $0.0 million and $0.0, respectively, as of December 31, 2008, 2009 and 2010.

        Summarized information related to the Company's stock options for the years ended December 31, 2008, 2009 and 2010 is as follows:

	2008		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,059,096	$36.68	4,668,490	$39.82
Granted	1,643,720	41.19	1,326,694	33.00
Forfeited	(443,310)	40.28	(732,846)	39.68
Exercised	(591,016)	21.81	(77,247)	33.38

Outstanding, end of period	4,668,490	$39.82	5,185,091	$38.19

	2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	5,185,091	$38.19
Granted	951,072	42.70
Forfeited	(332,105)	40.66
Exercised	(2,028,472)	37.89

Outstanding, end of period	3,775,586	$39.27	7.57	$29,607

Vested and expected to vest at end of period	3,686,697	$39.82	6.50	$12,968

Exercisable, end of period	1,737,549	$39.82	6.50	$12,968

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2010 of $47.28 and the exercise price) for all in-the-money options as of December 31, 2010. This amount changes based on the fair market value of the Company's stock.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Stockholders' Equity (Continued)

        The total pre-tax intrinsic value of options exercised (based on the difference between the Company's closing stock price on the day the option was exercised and the exercise price) during the years ended December 31, 2008, 2009 and 2010 was $12.0 million, $0.4 million and $18.2 million, respectively.

        As of December 31, 2010, there was $13.8 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.80 years. The total fair value of options vested during the year ended December 31, 2010 was $15.1 million.

        Substantially all of the Company's options granted during the year ended December 31, 2005 vested ratably on each anniversary date over the four years subsequent to grant, and substantially all have a ten year life. Substantially all of the Company's options granted during the years ended December 31, 2006, 2007, 2008, 2009 and 2010 vest ratably on each anniversary date over the three years subsequent to grant, and substantially all have a ten year life.

        At December 31, 2010, 1,679,184 shares of the Company's common stock remain available for future grant under the Company's 2008 MIP.

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

        In connection with these amendments, the Company agreed to grant new options to option holders, other than the Senior Executives, upon exercise of their 2004 Options. The new options will be in an amount equal to the number of options exercised, will have exercise prices equal to the market

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Stockholders' Equity (Continued)

price on the date of grant and will vest ratably on each anniversary date over the three years subsequent to grant. In the years ended December 31, 2008, 2009 and 2010, options to purchase 345,956, 14,049 and 0 shares, respectively, were granted pursuant to these amendments upon exercise of 2004 Options during these periods.

Restricted Stock Awards

        During the years ended December 31, 2008, 2009 and 2010, the Company granted shares of restricted stock which generally vest on the anniversary of the date of grant.

        Summarized information related to the Company's nonvested restricted stock awards for the years ended December 31, 2008, 2009 and 2010 is as follows:

	2008		2009		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	601,384	$43.25	321,935	$42.92	28,910	$30.27
Awarded	41,190	37.10	30,385	30.36	22,309	39.23
Vested	(309,494)	43.16	(319,547)	42.97	(28,910)	30.27
Forfeited	(11,145)	32.71	(3,863)	36.66	—	—

Outstanding, ending of period	321,935	$42.92	28,910	$30.27	22,309	$39.23

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

        As of December 31, 2010, there was $0.3 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.38 years.

Restricted Stock Units

        During the years ended December 31, 2008, 2009 and 2010, the Company granted restricted stock units which vest ratably on each anniversary date over the three years subsequent to grant.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Stockholders' Equity (Continued)

        Summarized information related to the Company's nonvested restricted stock units for the years ended December 31, 2008, 2009 and 2010 is as follows:

	2008		2009		2010
	Shares	Weighted Grant Date Fair Value	Shares	Weighted Grant Date Fair Value	Shares	Weighted Grant Date Fair Value
Outstanding, beginning of period	219,736	$40.57	176,112	$38.72	184,454	$34.99
Awarded	112,874	37.14	121,065	32.91	101,812	42.75
Vested	(125,371)	40.51	(73,465)	39.16	(84,615)	36.20
Forfeited	(31,127)	38.85	(39,258)	37.60	(11,163)	37.97

Outstanding, ending of period	176,112	$38.72	184,454	$34.99	190,488	$38.43

        As of December 31, 2010, there was $3.1 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.85 years.

Common Stock Warrants

        On January 5, 2004, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011 and at an approximate fair value per warrant of $9.44 ("2004 Warrants"). As of December 31, 2010, 44,561 of these 2004 Warrants remain outstanding. In January 2011, 31,362 warrants were exercised and the remaining 13,199 warrants were forfeited.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Stockholders' Equity (Continued)

Income per Common Share

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of net income per share for the years ended December 31, 2008, 2009 and 2010 (in thousands, except per share amounts):

	2008	2009	2010
Numerator:
Net income	$86,205	$106,671	$138,659

Denominator:
Weighted average number of common shares outstanding—basic	39,607	35,248	33,779
Common stock equivalents—stock options	246	46	448
Common stock equivalents—warrants	128	52	116
Common stock equivalents—restricted stock	7	29	12
Common stock equivalents—restricted stock units	11	41	86

Weighted average number of common shares outstanding—diluted	39,999	35,416	34,441

Net income per common share—basic	$2.18	$3.03	$4.10

Net income per common share—diluted	$2.16	$3.01	$4.03

        The weighted average number of common shares outstanding for the years ended December 31, 2008, 2009 and 2010 was calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2008, 2009 and 2010 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, stock purchased under the ESPP and shares of common stock related to certain warrants issued on January 5, 2004.

        For the years ended December 31, 2008, 2009 and 2010, the Company had additional potential dilutive securities outstanding representing 3.4 million, 5.2 million and 2.0 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

December 31, 2010

6. Stockholders' Equity (Continued)

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

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. On February 18, 2011, the Company's board of directors increased the stock repurchase program by an additional $100 million. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,684,510 shares of the Company's common stock at an average price of $48.36 per share for an aggregate cost of $81.5 million (excluding broker commissions) during the period from November 3, 2010 through December 31, 2010.

        During the period from January 1, 2011 through February 23, 2011, the Company made additional open market purchases of 1,251,263 shares of the Company's common stock at an aggregate cost of $61.7 million, excluding broker commissions.

Recent Sales of Unregistered Securities

        On January 28, 2011, the Company and Blue Shield of California ("Blue Shield") entered into a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which on January 31, 2011 Blue Shield purchased 416,840 shares of the Company's Common Stock (the "Shares") for a total purchase price of $20 million. The Shares were issued to Blue Shield, an accredited investor, in a private placement pursuant to Regulation D of the Securities Act. Blue Shield has agreed not to

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Stockholders' Equity (Continued)

transfer such Shares for a two year period, except in the event of any change in control of the Company as defined in the Share Purchase Agreement. The purchase price for the Shares issued was determined taking into account the recent trading price of the Company's Common Stock on NASDAQ and the restrictions on transfer of the Shares agreed to by Blue Shield.

7. Income Taxes

        The provision for income taxes for the years ended December 31, 2008, 2009 and 2010 consisted of the following (in thousands):

	2008	2009	2010
Income taxes currently payable:
Federal	$2,365	$17,485	$34,350
State	1,853	6,837	6,423

	4,218	24,322	40,773

Deferred income taxes:
Federal	48,451	39,866	44,194
State	1,369	(6,851)	(1,223)

	49,820	33,015	42,971

	$54,038	$57,337	$83,744

        A reconciliation of the Company's income tax provision to that computed by applying the statutory federal income tax rate for the years ended December 31, 2008, 2009 and 2010 is as follows (in thousands):

	2008	2009	2010
Income tax provision at federal statutory income tax rate	$49,085	$57,403	$77,841
State income taxes, net of federal income tax benefit	6,336	6,805	7,491
Tax contingencies reversed due to statute closings	(3,326)	(5,763)	(3,002)
Net change in valuation allowances	(100)	(4,342)	(2,554)
Other—net	2,043	3,234	3,968

Income tax provision	$54,038	$57,337	$83,744

        The Company estimates that it has reportable federal net operating loss carryforwards ("NOLs") as of December 31, 2010 of approximately $5.5 million available to reduce future federal taxable income. These estimated NOLs, if not used, expire in 2011 through 2019 and are subject to examination and adjustment by the Internal Revenue Service. In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

7. Income Taxes (Continued)

        The Company's valuation allowances against deferred tax assets were $7.3 million and $5.3 million as of December 31, 2009 and 2010, respectively, mostly relating to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2010 are as follows (in thousands):

	2009	2010
Deferred tax assets:
Goodwill and intangible assets	$11,715	$2,966
Operating loss carryforwards	31,134	12,936
Stock compensation	19,996	15,094
Risk-share accruals	7,745	264
Community reinvestment reserves	3,324	5,420
Other non-deductible book accruals	10,036	10,068
Claims reserves	6,068	5,703
Refundable tax credits	5,041	4,855
Indirect tax benefits	8,637	8,506
Other	6,395	5,287

Total deferred tax assets	110,091	71,099
Valuation allowance	(7,347)	(5,319)

Deferred tax assets after valuation allowance	102,744	65,780

Deferred tax liabilities:
Property and depreciation	(27,690)	(33,356)
Other liabilities	—	(3,160)

Total deferred tax liabilities	(27,690)	(36,516)

Net deferred tax assets	$75,054	$29,264

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

7. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2008	2009	2010
Balance as of beginning of period	$121,040	$129,157	$113,100
Additions based on tax positions related to the current year	10,765	4,023	3,317
Additions for tax positions of prior years	3,258	4,759	422
Reductions for tax positions of prior years	(214)	(17,866)	(1,916)
Reductions due to lapses of applicable statutes of limitations	(5,692)	(6,822)	(3,329)
Settlements	—	(151)	—

Balance as of end of period	$129,157	$113,100	$111,594

        If these unrecognized tax benefits had been realized as of December 31, 2009 and 2010, $88.3 million and $88.2 million, respectively, would have impacted the effective tax rate.

        Included in the balance of unrecognized tax benefits recorded at December 31, 2009 and 2010 were liabilities of $1.1 million and $0.1 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the deferral of these deductions to later years would not affect the annual effective tax rate but could result in the acceleration of cash payments and/or reduction to the NOL carryforwards with respect to the earlier period.

        With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to December 31, 2007. Further, the statute of limitations regarding the assessment of the federal and most state and local income taxes for the year ended December 31, 2007 will expire during 2011. The Company anticipates that up to $15.5 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2010 could be reversed during 2011 as a result of statute expirations, $10.2 million of which would impact the effective rate. All such reversals (net of the related indirect tax benefits) would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs.

        As of December 31, 2009 and 2010, the Company had accrued approximately $3.5 million and $3.7 million, respectively, for the potential payment of interest and penalties (net of indirect benefits). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2008, 2009 and 2010, the Company recorded approximately $1.6 million, $(0.7) million and $0.2 million in interest and penalties.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

8. Supplemental Cash Flow Information

        Supplemental cash flow information for the years ended December 31, 2008, 2009 and 2010 is as follows (in thousands):

	2008	2009	2010
Income taxes paid, net of refunds	$6,003	$16,599	$61,861

Interest paid	$3,300	$1,470	$1,685

Assets acquired through capital leases	$58	$—	$1,680

9. Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2010 to June 17, 2011. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains separate general and professional liability insurance policies with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policies have a one-year term for the period June 17, 2010 to June 17, 2011. The general liability policies are written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim un-aggregated self-insured retention.

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

December 31, 2010

9. Commitments and Contingencies (Continued)

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

Operating Leases

        The Company leases certain of its operating facilities and equipment. The leases, which expire at various dates through October 2016, generally require the Company to pay all maintenance, property tax and insurance costs.

        At December 31, 2010, aggregate amounts of future minimum payments under operating leases were as follows: 2011—$17.0 million; 2012—$14.2 million; 2013—$8.0 million; 2014—$6.3 million;

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

9. Commitments and Contingencies (Continued)

2015—$5.4 million; 2016 and beyond—$12.6 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

        At December 31, 2010, aggregate amounts of future minimum rentals to be received under operating subleases were as follows: 2011—$1.0 million; 2012—$0.7 million; 2013—$0.6 million; 2014—$0.5 million; 2015—$0.3 million; 2016 and beyond—$0.0 million. Operating sublease rentals to be received relate primarily to behavioral health direct care facilities transitioned to third parties pursuant to the Maricopa Contract.

        Rent expense is recognized on a straight-line basis over the terms of the leases. Rent expense was $24.3 million, $20.3 million and $19.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.

10. Certain Relationships and Related Party Transactions

        Allen Wise, a former Director of the Company, served as the Chairman of Coventry. The Company has a behavioral health services agreement with a subsidiary of Coventry under which the Company derived revenues of approximately $1.5 million and $1.4 million during the years ended December 31, 2009 and 2010, respectively. On February 25, 2009, Mr. Wise resigned from the board of directors of the Company as a result of his appointment as Chief Executive Officer of Coventry. On July 31, 2009, the Company completed the acquisition of First Health Services as described in Note 3. Mr. Wise was no longer a Director of the Company at the time that the Company negotiated and closed on the acquisition of First Health Services from Coventry. At the same time that the Company acquired First Health Services, the Company also executed agreements to provide radiology and oncology services for certain Coventry markets. The Company derived revenues from such service agreements of approximately $6.6 million and $122.7 million during the years ended December 31, 2009 and 2010, respectively.

        William McBride, a Director of the Company, serves as a member of the board of directors of AmeriGroup Corporation. The Company has a radiology benefits management agreement with a subsidiary of AmeriGroup under which the Company derived revenues of approximately $1.1 million and $1.7 million in 2009 and 2010, respectively.

11. Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note 1—"General." The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

11. Business Segment Information (Continued)

intersegment arrangement are eliminated. The Company's segments are defined above. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2008
Net revenue	$649,636	$1,451,923	$295,336	$228,499	$—	$2,625,394
Cost of care	(344,761)	(1,278,316)	(207,465)	—	—	(1,830,542)
Cost of goods sold	—	—	—	(181,356)	—	(181,356)
Direct service costs	(154,894)	(68,914)	(54,482)	(25,623)	—	(303,913)
Other operating expenses	—	—	—	—	(122,714)	(122,714)
Stock compensation expense(1)	1,368	839	1,472	8,967	20,117	32,763

Segment profit (loss)	$151,349	$105,532	$34,861	$30,487	$(102,597)	$219,632

Identifiable assets by business segment(2)
Restricted cash	$13,649	$171,513	$3,268	$—	$3,965	$192,395
Net accounts receivable	22,544	19,764	7,226	31,108	1,434	82,076
Investments	28,990	88,347	10,413	—	106,149	233,899
Goodwill	120,485	—	104,549	142,291	—	367,325

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2009
Net revenue	$650,139	$1,362,420	$305,251	$259,745	$64,259	$—	$2,641,814
Cost of care	(351,270)	(1,208,451)	(205,592)	—	—	—	(1,765,313)
Cost of goods sold	—	—	—	(203,336)	—	—	(203,336)
Direct service costs	(152,280)	(67,835)	(51,732)	(24,901)	(54,874)	—	(351,622)
Other operating expenses	—	—	—	—	—	(114,088)	(114,088)
Stock compensation expense(1)	953	690	1,260	5,383	27	11,469	19,782

Segment profit (loss)	$147,542	$86,824	$49,187	$36,891	$9,412	$(102,619)	$227,237

Identifiable assets by business segment(2)
Restricted cash	$20,398	$133,123	$2,272	$—	$—	$3,866	$159,659
Net accounts receivable	23,025	16,450	6,085	30,371	31,021	7,482	114,434
Investments	14,337	133,392	12,676	—	—	70,040	230,445
Goodwill	120,485	—	104,549	142,291	59,146	—	426,471

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

11. Business Segment Information (Continued)

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2010
Net revenue	$652,221	$1,442,093	$454,105	$270,646	$176,283	$(26,108)	$2,969,240
Cost of care	(365,115)	(1,246,779)	(298,516)	—	(23,683)	26,108	(1,907,985)
Cost of goods sold	—	—	—	(218,630)	—	—	(218,630)
Direct service costs	(156,278)	(67,577)	(67,672)	(26,368)	(124,312)	—	(442,207)
Other operating expenses	—	—	—	—	—	(124,375)	(124,375)
Stock compensation expense(1)	714	714	1,485	424	74	11,691	15,102

Segment profit (loss)	$131,542	$128,451	$89,402	$26,072	$28,362	$(112,684)	$291,145

Identifiable assets by business segment(2)
Restricted cash	$22,501	$82,813	$7,890	$—	$—	$3,530	$116,734
Net accounts receivable	26,564	15,086	2,496	28,309	29,632	4,847	106,934
Investments	8,507	183,632	5,005	—	—	87,360	284,504
Goodwill	120,485	—	104,549	142,291	59,614	—	426,939

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

        The following table reconciles Segment Profit to consolidated income from operations before income taxes and minority interest for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	2008	2009	2010
Segment profit	$219,632	$227,237	$291,145
Stock compensation expense	(32,763)	(19,782)	(15,102)
Depreciation and amortization	(60,810)	(47,268)	(54,682)
Interest expense	(2,846)	(2,424)	(2,233)
Interest income	17,030	6,245	3,275

Income from operations before income taxes	$140,243	$164,008	$222,403

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

12. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2010 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Fiscal Year Ended December 31, 2009
Net revenue	$619,515	$635,801	$667,589	$718,909

Cost and expenses:
Cost of care	431,718	443,048	435,007	455,540
Cost of goods sold	52,072	49,286	50,139	51,839
Direct service costs and other operating expenses(1)	103,064	102,934	122,034	137,678
Depreciation and amortization	11,043	10,516	12,154	13,555
Interest expense	427	657	650	690
Interest income	(2,311)	(1,734)	(1,215)	(985)

	596,013	604,707	618,769	658,317

Income from operations before income taxes	23,502	31,094	48,820	60,592
Provision for income taxes	9,942	12,695	17,833	16,867

Net income	$13,560	$18,399	$30,987	$43,725

Weighted average number of common shares outstanding—basic	36,208	34,955	35,128	34,717

Weighted average number of common shares outstanding—diluted	36,386	34,992	35,331	34,972

Net income per common share—basic:	$0.37	$0.53	$0.88	$1.26

Net income per common share—diluted:	$0.37	$0.53	$0.88	$1.25

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

12. Selected Quarterly Financial Data (Unaudited) (Continued)

	For the Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Fiscal Year Ended December 31, 2010
Net revenue	$728,053	$741,658	$750,319	$749,210

Cost and expenses:
Cost of care	476,679	472,478	467,160	491,668
Cost of goods sold	56,296	54,771	55,071	52,492
Direct service costs and other operating expenses(2)	138,254	139,617	141,581	147,130
Depreciation and amortization	13,422	14,235	13,950	13,075
Interest expense	685	584	482	482
Interest income	(817)	(803)	(846)	(809)

	684,519	680,882	677,398	704,038

Income from operations before income taxes	43,534	60,776	72,921	45,172
Provision for income taxes	18,015	25,348	28,137	12,244

Net income	$25,519	$35,428	$44,784	$32,928

Weighted average number of common shares outstanding—basic	34,382	33,323	33,450	33,971

Weighted average number of common shares outstanding—diluted	35,074	33,800	34,171	34,730

Net income per common share—basic:	$0.74	$1.06	$1.34	$0.97

Net income per common share—diluted:	$0.73	$1.05	$1.31	$0.95

(1)
Includes stock compensation expense of $6,432, $6,168, $4,124 and $3,058 for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.

(2)
Includes stock compensation expense of $4,528, $3,706, $3,596 and $3,272 for the quarters ended March 31, June 30, September 30, and December 31, 2010, respectively.

13. Subsequent Events

Agreement with Blue Shield of California

        On January 28, 2011 the Company entered into a binding Letter of Agreement (the "Behavioral Letter Agreement") with Blue Shield of California ("Blue Shield") to manage, on a risk and administrative services only basis, the behavioral health, employee assistance program and related benefits for Blue Shield members beginning on January 1, 2012. The Behavioral Letter Agreement has an 8 year term ending on December 31, 2019 but may be terminated by Blue Shield, without cause, beginning after December 31, 2017. The Company anticipates annual revenue from this contract in 2012 to be approximately $150 million. The parties have agreed to work in good faith to finalize definitive agreements reflecting the terms of the Behavioral Letter Agreement. The Behavioral Letter Agreement also requires that the parties receive regulatory approvals in California before October 1,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

13. Subsequent Events (Continued)

2011. While the parties do not anticipate any difficulties finalizing the terms of definitive agreements or in obtaining such regulatory approvals, there can be no assurance that such definitive agreements will be finalized or that such required regulatory approvals will be obtained.

        The Company and Blue Shield on January 28, 2011 also entered into a non-exclusive strategic relationship comprised of two components:

(i)
A non-exclusive Strategic Alliance Agreement (the "Alliance Agreement") pursuant to which the parties will evaluate and consider joint development of products in the State of California. The Alliance Agreement also provides the Company an opportunity to offer to provide additional outsourced services offered by the Company to Blue Shield in the event that Blue Shield decides to replace an existing service provider, outsource a service it has not previously outsourced, or offer a product it has not previously offered. The provision of any such additional services is not mandatory and is subject to the parties agreeing on the terms of a new agreement for any such services.

(ii)
A Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which on January 31, 2011 Blue Shield purchased 416,840 shares of the Company's Common Stock (the "Shares") for a total purchase price of $20 million. The Shares were issued to Blue Shield, an accredited investor, in a private placement pursuant to Regulation D of the Securities Act of 1933. Blue Shield has agreed not to transfer such Shares for a two year period, except in the event of any change in control of the Company as defined in the Share Purchase Agreement. The purchase price for the Shares issued was determined taking into account the recent trading price of the Company's Common Stock on NASDAQ and the restrictions on transfer of the Shares agreed to by Blue Shield.

Retroactive rate amendment

        In late January 2011, the Company and a Commercial behavioral healthcare customer executed a retroactive rate amendment related to calendar 2010. The effect of the amendment is an increase in revenue for the Company of $7.7 million. Under the Company's revenue recognition policies, the impact of the retroactive rate amendment will be reflected in the Company's results in the first quarter of fiscal 2011.

Increase to share repurchase program

        On February 18, 2011, the Company's board of directors increased the stock repurchase program, which was approved on July 27, 2010 and authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012, by an additional $100 million, to a total of $450 million.

MAGELLAN HEALTH SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition		Deduction		Balance at End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts	$1,317	$891	(3)	$(273)	(1)	$—		(20	)(2)	$1,915
Year Ended December 31, 2009
Allowance for doubtful accounts	1,915	112	(3)	(650)	(1)	116	(4)	(135	)(2)	1,358
Year Ended December 31, 2010
Allowance for doubtful accounts	1,358	925	(3)	(130)	(1)	—		(168	)(2)	1,985

(1)
Recoveries of accounts receivable previously written off.

(2)
Accounts written off.

(3)
Bad debt expense.

(4)
To establish a reserve on pre-acquisition balances of First Health Services.

S-1