Form 10-Q
period 2011-03-31
MAGELLAN HEALTH SERVICES INC
filed 2011-04-29
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of March 31, 2011 was 31,970,395.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2010	March 31, 2011 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$337,179	$154,708
Restricted cash	116,734	101,111
Accounts receivable, less allowance for doubtful accounts of $1,985 and $2,415 at December 31, 2010 and and March 31, 2011, respectively	106,934	112,141
Short-term investments (restricted investments of $114,903 and $138,350 at December 31, 2010 and March 31, 2011, respectively)	189,530	339,927
Deferred income taxes	28,439	30,042
Other current assets (restricted deposits of $21,302 and $23,390 at December 31, 2010 and March 31, 2011, respectively)	79,671	80,182

Total Current Assets	858,487	818,111
Property and equipment, net	111,814	110,529
Long-term investments (restricted investments of $84,950 and $48,265 at December 31, 2010 and March 31, 2011, respectively)	94,974	48,265
Deferred income taxes	825	894
Other long-term assets	2,396	5,207
Goodwill	426,939	426,939
Other intangible assets, net	53,997	52,521

Total Assets	$1,549,432	$1,462,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$31,878	$24,204
Accrued liabilities	105,776	87,335
Medical claims payable	142,671	144,364
Other medical liabilities	109,285	97,470
Current maturities of long-term capital lease obligation	559	559

Total Current Liabilities	390,169	353,932
Tax contingencies	117,599	118,985
Deferred credits and other long-term liabilities	2,649	6,488

Total Liabilities	510,417	479,405

Preferred stock, par value $.01 per share Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share Authorized—100,000 shares at December 31, 2010 and March 31, 2011—Issued and outstanding—43,867 shares and 33,782 shares at December 31, 2010, respectively, and 44,393 and 31,970 shares at March 31, 2011, respectively	437	444
Multi-Vote common stock, par value $.01 per share Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	725,322	757,033
Retained earnings	694,582	728,880
Warrants outstanding	420	—
Accumulated other comprehensive income	9	106
Ordinary common stock in treasury, at cost, 9,905 shares and 12,423 shares at December 31, 2010 and March 31, 2011, respectively	(381,755)	(503,402)

Total Stockholders' Equity	1,039,015	983,061

Total Liabilities and Stockholders' Equity	$1,549,432	$1,462,466

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands, except per share amounts)

	2010	2011
Net revenue	$728,053	$692,755

Cost and expenses:
Cost of care	476,679	433,700
Cost of goods sold	56,296	56,519
Direct service costs and other operating expenses(1)	138,254	131,567
Depreciation and amortization	13,422	13,952
Interest expense	685	471
Interest income	(817)	(815)

	684,519	635,394

Income before income taxes	43,534	57,361
Provision for income taxes	18,015	23,063

Net income	25,519	34,298
Other comprehensive income	26	97

Comprehensive income	$25,545	$34,395

Weighted average number of common shares outstanding—basic (See Note B)	34,382	33,051

Weighted average number of common shares outstanding—diluted (See Note B)	35,074	33,656

Net income per common share—basic:	$0.74	$1.04

Net income per common share—diluted:	$0.73	$1.02

(1)
Includes stock compensation expense of $4,528 and $4,778 for the three months ended March 31, 2010 and 2011, respectively.

        See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2010	2011
Cash flows from operating activities:
Net income	$25,519	$34,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,422	13,952
Non-cash interest expense	219	107
Non-cash stock compensation expense	4,528	4,778
Non-cash income tax expense	7,880	(472)
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	38,208	15,623
Accounts receivable, net	(764)	(6,144)
Other assets	4,217	(3,430)
Accounts payable and accrued liabilities	(21,561)	(25,792)
Medical claims payable and other medical liabilities	(13,397)	(10,122)
Other	2,001	6,470

Net cash provided by operating activities	60,272	29,268

Cash flows from investing activities:
Capital expenditures	(10,005)	(10,090)
Purchase of investments	(30,942)	(179,772)
Maturity of investments	37,035	73,015
Acquisitions and investments in businesses, net of cash acquired	—	(274)

Net cash used in investing activities	(3,912)	(117,121)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(499)	—
Proceeds from issuance of equity	—	20,000
Payments to acquire treasury stock	(59,279)	(122,071)
Proceeds from exercise of stock options and warrants	14,510	8,016
Other	(1,331)	(563)

Net cash used in financing activities	(46,599)	(94,618)

Net increase (decrease) in cash and cash equivalents	9,761	(182,471)
Cash and cash equivalents at beginning of period	196,507	337,179

Cash and cash equivalents at end of period	$206,268	$154,708

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on this Form 10-Q and no events have occurred that require disclosure.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2010 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2011.

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

March 31, 2011

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

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") comprises programs that manage specialty drugs used in the treatment of complex conditions such as

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE A—General (Continued)

cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; (iii) strategic consulting services; and (iv) medical pharmacy management programs.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, ("ASU"), No. 2010-24, "Health Care Entities—Presentation of Insurance Claims and Related Insurance Recoveries ("ASU 2010-24"). ASU 2010-24 clarifies that a health care entity should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. This guidance is effective for fiscal years beginning after December 15, 2010. Accordingly, the Company adopted ASU 2010-24 on January 1, 2011. The adoption of this standard did not have a material impact on the consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period in which the terms of the amendment are finalized and the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $583.3 million and $550.0 million for the three months ended March 31, 2010 and 2011, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $49.4 million and $42.4 million for the three months ended March 31, 2010 and 2011, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $26.2 million for each of the three months ended March 31, 2010 and 2011.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE A—General (Continued)

dispensing of specialty pharmaceutical drugs on behalf of health plans were $61.0 million and $60.4 million for the three months ended March 31, 2010 and 2011, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms, the data available for the performance-based revenue calculation, and communications with the customer, as appropriate. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $0.9 million and $3.1 million for the three months ended March 31, 2010 and 2011, respectively.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the three months ended March 31, 2010 and 2011.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 713,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through June 30, 2012 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $192.0 million and $191.0 million for the three months ended March 31, 2010 and 2011, respectively.

        One of the Company's top ten customers during 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $44.0 million for the three months ended March 31, 2010. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE A—General (Continued)

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2010 and 2011 (in thousands):

Segment	Term Date	2010		2011
Commercial
Customer A	December 31, 2012	$64,463		$50,438
Customer B	June 30, 2014	18,162		17,008
Customer C	June 30, 2012 to November 30, 2013(1)	11,546	*	27,552
Public Sector
Customer D	June 30, 2012(2)	36,036		40,318
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(3)	40,148		—
Customer E	November 30, 2012 to April 30, 2013(1)	26,208		33,247
Customer F	June 30, 2011 to November 30, 2011(1)(4)	19,619		16,663
Customer G	June 30, 2014	12,832		13,340
Specialty Pharmaceutical Management
Customer H	November 30, 2011 to March 31, 2012(1)	22,222		22,004
Customer I	September 1, 2011 to April 29, 2012(1)	15,139		14,760
Customer E	February 1, 2012 to April 30, 2013(1)	7,882		5,963	*
Customer J	December 31, 2011	7,911		6,458	*
Medicaid Administration
Customer K	September 30, 2012(5)	7,456		7,221
Customer L	June 30, 2012	—		20,531
Customer M	June 30, 2011 to September 30, 2011(1)	6,455		6,019
Customer N	August 31, 2011 to June 30, 2013(1)	5,618		3,693	*
Customer O	June 30, 2010(3)	4,809		—

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

March 31, 2011

(Unaudited)

NOTE A—General (Continued)

(4)
The customer has informed the Company that this contract will not be renewed.

(5)
The Company anticipates that this contract will not terminate before June 30, 2011, however it is expected to terminate in the second half of 2011.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $84.1 million and $84.6 million for the three months ended March 31, 2010 and 2011, respectively. Net revenues from the Florida Areas in the aggregate totaled $35.8 million and $33.4 million for the three months ended March 31, 2010 and 2011, respectively.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2010 and March 31, 2011 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$68,726	$—	$68,726
Restricted Cash(2)	—	72,698	—	72,698
Investments:
U.S. Government and agency securities	2,179	—	—	2,179
Obligations of government-sponsored enterprises(3)	—	10,138	—	10,138
Corporate debt securities	—	268,769	—	268,769
Certificates of deposit	—	750	—	750
Taxable municipal bonds	—	2,668	—	2,668

December 31, 2010	$2,179	$423,749	$—	$425,928

	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(4)	$—	$85,680	$—	$85,680
Restricted Cash(5)	—	73,336	—	73,336
Investments:
U.S. Government and agency securities	378	—	—	378
Obligations of government-sponsored enterprises(3)	—	12,422	—	12,422
Corporate debt securities	—	372,548	—	372,548
Certificates of deposit	—	200	—	200
Taxable municipal bonds	—	2,644	—	2,644

March 31, 2011	$378	$546,830	$—	$547,208

(1)
Excludes $268.5 million of cash held in bank accounts by the Company.

(2)
Excludes $44.0 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

(4)
Excludes $69.1 million of cash held in bank accounts by the Company.

(5)
Excludes $27.8 million of restricted cash held in bank accounts by the Company.

        For the three months ended March 31, 2011, the Company has not transferred any assets between fair value measurement levels.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE A—General (Continued)

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

        As of December 31, 2010 and March 31, 2011, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the three months

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE A—General (Continued)

ended March 31, 2010 or 2011. The following is a summary of short-term and long-term investments at December 31, 2010 and March 31, 2011 (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$2,178	$1	$—	$2,179
Obligations of government-sponsored enterprises(1)	10,142	7	(11)	10,138
Corporate debt securities	268,739	245	(215)	268,769
Certificates of deposit	750	—	—	750
Taxable municipal bonds	2,680	—	(12)	2,668

Total investments at December 31, 2010	$284,489	$253	$(238)	$284,504

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$378	$—	$—	$378
Obligations of government-sponsored enterprises(1)	12,418	6	(2)	12,422
Corporate debt securities	372,373	413	(238)	372,548
Certificates of deposit	200	—	—	200
Taxable municipal bonds	2,650	—	(6)	2,644

Total investments at March 31, 2011	$388,019	$419	$(246)	$388,192

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of March 31, 2011 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2011	$242,043	$242,123
2012	145,976	146,069

Total investments at March 31, 2011	$388,019	$388,192

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE A—General (Continued)

Income Taxes

        The Company's effective income tax rates were 41.4 percent and 40.2 percent for the three months ended March 31, 2010 and 2011, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Stock Compensation

        At December 31, 2010 and March 31, 2011, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The Company recorded stock compensation expense of $4.5 million and $4.8 million for the three months ended March 31, 2010 and 2011, respectively. Stock compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2010 and 2011 has been reduced for estimated forfeitures, estimated at five percent and four percent, respectively.

        The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2011 was $12.95 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 29.99 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the three months ended March 31, 2010 and 2011, approximately $0 million and $0.5 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows, respectively. For the quarter ended March 31, 2010 the change to additional paid in capital related to tax benefits (deficiencies) was $(0.2) million. For the quarter ended March 31, 2011, the change to additional paid in capital related to tax benefits (deficiencies) was $0.5 million which includes the $0.6 million of excess tax benefits offset by $(0.1) million of tax deficiencies.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the three months ended March 31, 2011 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,775,586	$39.27
Granted	1,002,466	49.11
Forfeited	(8,804)	39.68
Exercised	(191,798)	36.81

Outstanding, end of period	4,577,450	41.53

Vested and expected to vest at end of period	4,448,519	41.42

Exercisable, end of period	2,363,231	$39.67

        All of the Company's options granted during the three months ended March 31, 2011 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	22,309	$39.23
Awarded	—	—
Vested	—	—
Forfeited	—	—

Outstanding, ending of period	22,309	$39.23

        Summarized information related to the Company's nonvested restricted stock units for the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	190,488	$38.43
Awarded	112,543	49.10
Vested	(90,353)	37.48
Forfeited	(823)	40.01

Outstanding, ending of period	211,855	$44.50

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE A—General (Continued)

        Restricted stock units granted during the three months ended March 31, 2011 generally vest ratably on each anniversary date over the three years subsequent to grant.

Long Term Debt and Capital Lease Obligations

        On April 28, 2010, the Company entered into an amendment to its credit facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2010 Credit Facility"). Borrowings under the 2010 Credit Facility mature on April 28, 2013. The 2010 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

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

        There were $0.6 million of capital lease obligations at both December 31, 2010 and March 31, 2011, $44.9 million and $41.0 million of letters of credit outstanding at December 31, 2010 and March 31, 2011, respectively, and no Revolving Loan borrowings at December 31, 2010 or March 31, 2011.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2011
Numerator:
Net income	$25,519	$34,298

Denominator:
Weighted average number of common shares outstanding—basic	34,382	33,051
Common stock equivalents—stock options	431	493
Common stock equivalents—warrants	150	0
Common stock equivalents—restricted stock	19	15
Common stock equivalents—restricted stock units	92	97
Common stock equivalents—employee stock purchase plan	—	—

Weighted average number of common shares outstanding—diluted	35,074	33,656

Net income per common share—basic	$0.74	$1.04

Net income per common share—diluted	$0.73	$1.02

        The weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2011 were calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2010 and 2011 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

        For the three months ended March 31, 2010 and 2011, the Company had additional potential dilutive securities outstanding representing 1.6 million and 1.3 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

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

Three Months Ended March 31, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$161,702	$349,468	$109,457	$68,138	$39,288	$—	$728,053
Cost of care	(90,672)	(309,062)	(76,945)	—	—	—	(476,679)
Cost of goods sold	—	—	—	(56,296)	—	—	(56,296)
Direct service costs	(37,468)	(17,547)	(14,838)	(5,551)	(32,588)	—	(107,992)
Other operating expenses	—	—	—	—	—	(30,262)	(30,262)
Stock compensation expense(1)	238	201	393	143	18	3,535	4,528

Segment profit (loss)	$33,800	$23,060	$18,067	$6,434	$6,718	$(26,727)	$61,352

Three Months Ended March 31, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$150,035	$350,516	$89,212	$70,230	$53,293	$(20,531)	$692,755
Cost of care	(75,313)	(304,921)	(54,717)	—	(19,280)	20,531	(433,700)
Cost of goods sold	—	—	—	(56,519)	—	—	(56,519)
Direct service costs	(37,807)	(16,976)	(16,705)	(6,012)	(25,986)	—	(103,486)
Other operating expenses	—	—	—	—	—	(28,081)	(28,081)
Stock compensation expense(1)	250	222	482	126	23	3,675	4,778

Segment profit (loss)	$37,165	$28,841	$18,272	$7,825	$8,050	$(24,406)	$75,747

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2010	2011
Segment profit	$61,352	$75,747
Stock compensation expense	(4,528)	(4,778)
Depreciation and amortization	(13,422)	(13,952)
Interest expense	(685)	(471)
Interest income	817	815

Income before income taxes	$43,534	$57,361

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

Stock Repurchases

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. On February 18, 2011, the Company's board of directors increased the stock repurchase program by an additional $100 million, to a total of $450 million.

        Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

made open market purchases of 1,684,510 shares of the Company's common stock at an average price of $48.36 per share for an aggregate cost of $81.5 million (excluding broker commissions) during the period from November 3, 2010 through December 31, 2010.

        Pursuant to this program, the Company made open market purchases of 2,517,425 shares of the Company's common stock at an average price of $48.29 per share for an aggregate cost of $121.6 million (excluding broker commissions) during the period January 1, 2011 through March 31, 2011.

        During the period from April 1, 2011 through April 27, 2011, the Company made additional open market purchases of 701,431 shares of the Company's common stock at an aggregate cost of $34.2 million, excluding broker commissions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan Health Services, Inc. ("Magellan"), and its majority owned subsidiaries and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company") should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission ("SEC") on February 25, 2011.

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

  •
  Fluctuation in quarterly operating results due to seasonal and other factors;

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

  •
  the Mental and Substance Abuse Benefit Parity Law and Regulations;

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

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2010. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Commercial segment generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of March 31, 2011, Commercial's covered lives were 4.0 million, 12.9 million and 12.7 million for risk-based, ASO and EAP products, respectively. For the three months ended March 31, 2011, Commercial's revenue was $101.5 million, $24.0 million and $24.5 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Public Sector segment generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of March 31, 2011, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the three months ended March 31, 2011, Public Sector's revenue was $349.0 million and $1.5 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of March 31, 2011, covered lives for Radiology Benefits Management were 4.5 million and 14.0 million for risk-based and ASO products, respectively. For the three months ended March 31, 2011, revenue for Radiology Benefits Management was $76.5 million and $12.7 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment comprises programs that manage specialty drugs used in the treatment of complex conditions such as cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; (iii) strategic consulting services; and (iv) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans and several pharmaceutical manufacturers and state Medicaid programs as of March 31, 2011.

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

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the three months ended March 31, 2010 and 2011.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 713,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through June 30, 2012 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $192.0 million and $191.0 million for the three months ended March 31, 2010 and 2011, respectively.

        One of the Company's top ten customers during 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $44.0 million for the three months ended March 31, 2010. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2010 and 2011 (in thousands):

Segment	Term Date	2010		2011
Commercial
Customer A	December 31, 2012	$64,463		$50,438
Customer B	June 30, 2014	18,162		17,008
Customer C	June 30, 2012 to November 30, 2013(1)	11,546	*	27,552
Public Sector
Customer D	June 30, 2012(2)	36,036		40,318
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(3)	40,148		—
Customer E	November 30, 2012 to April 30, 2013(1)	26,208		33,247
Customer F	June 30, 2011 to November 30, 2011(1)(4)	19,619		16,663
Customer G	June 30, 2014	12,832		13,340
Specialty Pharmaceutical Management
Customer H	November 30, 2011 to March 31, 2012(1)	22,222		22,004
Customer I	September 1, 2011 to April 29, 2012(1)	15,139		14,760
Customer E	February 1, 2012 to April 30, 2013(1)	7,882		5,963	*
Customer J	December 31, 2011	7,911		6,458	*
Medicaid Administration
Customer K	September 30, 2012(5)	7,456		7,221
Customer L	June 30, 2012	—		20,531
Customer M	June 30, 2011 to September 30, 2011(1)	6,455		6,019
Customer N	August 31, 2011 to June 30, 2013(1)	5,618		3,693	*
Customer O	June 30, 2010(3)	4,809		—

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
The contract has terminated.

(4)
The customer has informed the Company that this contract will not be renewed.

(5)
The Company anticipates that this contract will not terminate before June 30, 2011, however it is expected to terminate in the second half of 2011.

        Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $84.1 million and $84.6 million for the three months ended March 31, 2010 and 2011, respectively. Net revenues from the Florida Areas in the aggregate totaled $35.8 million and $33.4 million for the three months ended March 31, 2010 and 2011, respectively.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates. The Company's critical accounting policies are summarized in the Company's Annual Report on Form 10-K, filed with the SEC on February 25, 2011.

Income Taxes

        The Company's effective income tax rates were 41.4 percent and 40.2 percent for the three months ended March 31, 2010 and 2011, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to December 31, 2007. Further, the statute of limitations regarding the assessment of federal and most state and local income taxes for the year ended December 31, 2007 will expire during 2011.

Results of Operations

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

Three Months Ended March 31, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elinination	Consolidated
Net revenue	$161,702	$349,468	$109,457	$68,138	$39,288	$—	$728,053
Cost of care	(90,672)	(309,062)	(76,945)	—	—	—	(476,679)
Cost of goods sold	—	—	—	(56,296)	—	—	(56,296)
Direct service costs	(37,468)	(17,547)	(14,838)	(5,551)	(32,588)	—	(107,992)
Other operating expenses	—	—	—	—	—	(30,262)	(30,262)
Stock compensation expense(1)	238	201	393	143	18	3,535	4,528

Segment profit (loss)	$33,800	$23,060	$18,067	$6,434	$6,718	$(26,727)	$61,352

Three Months Ended March 31, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elinination	Consolidated
Net revenue	$150,035	$350,516	$89,212	$70,230	$53,293	$(20,531)	$692,755
Cost of care	(75,313)	(304,921)	(54,717)	—	(19,280)	20,531	(433,700)
Cost of goods sold	—	—	—	(56,519)	—	—	(56,519)
Direct service costs	(37,807)	(16,976)	(16,705)	(6,012)	(25,986)	—	(103,486)
Other operating expenses	—	—	—	—	—	(28,081)	(28,081)
Stock compensation expense(1)	250	222	482	126	23	3,675	4,778

Segment profit (loss)	$37,165	$28,841	$18,272	$7,825	$8,050	$(24,406)	$75,747

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2010	2011
Segment profit	$61,352	$75,747
Stock compensation expense	(4,528)	(4,778)
Depreciation and amortization	(13,422)	(13,952)
Interest expense	(685)	(471)
Interest income	817	815

Income before income taxes	$43,534	$57,361

Quarter ended March 31, 2011 ("Current Year Quarter"), compared to the quarter ended March 31, 2010 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 7.2 percent or $11.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to program changes of $22.3 million, and decreased membership from existing customers and terminated contracts of $19.0 million, which decreases were partially offset by new business of $15.5 million, favorable retroactive membership and rate adjustments of $8.6 million, and favorable rate changes of $5.5 million.

Cost of Care

        Cost of care decreased by 16.9 percent or $15.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to program changes of $25.1 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $3.3 million, and decreased membership from existing customers and terminated contracts of $5.9 million, which decreases were partially offset by new business of $12.9 million and care trends and other net variances of $6.0 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 77.8 percent in the Prior Year Quarter to 66.8 percent in the Current Year Quarter, mainly due to the impact of retroactive rate adjustments, out of period care development and changes in business mix.

Direct Service Costs

        Direct service costs increased by 0.9 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter. Direct service costs increased as a percentage of revenue from 23.2 percent in the Prior Year Quarter to 25.2 percent in the Current Year Quarter. The increase in the percentage of direct service costs in relation to revenue is mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 0.3 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to favorable rate and contract funding changes of $3.9 million, increased membership from existing customers of $2.1 million, unfavorable retroactive rate and membership adjustments recorded in the Prior Year Quarter of $1.1 million, the Maricopa Contract having deferred revenue in the Prior Year Quarter of $4.8 million, which increases were partially offset by the revenue impact for out of period care development pertaining to the Prior Year Quarter of $3.0 million, the revenue impact for out of period care development recorded in the Current Year Quarter of $3.6 million and other net unfavorable variances of $4.2 million.

Cost of Care

        Cost of care decreased by 1.3 percent or $4.1 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $3.9 million, favorable prior period medical claims development recorded in the Current Year Quarter of $3.7 million, and favorable care trends and other net variances of $4.3 million, which increases were partially offset by care associated with rate changes for contracts with minimum care requirements of $3.3 million, increased membership from existing customers of $1.7 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $1.5 million, and care associated with retroactive rate and membership changes recorded in the Prior Year Quarter of $1.3 million. Cost of care decreased as a percentage of risk revenue from 88.8 percent in the Prior Year Quarter to 87.4 percent in the Current Year Quarter mainly due to business mix and net favorable care development.

Direct Service Costs

        Direct service costs decreased by 3.3 percent or $0.6 million from the Prior Year Quarter to the Current Year Quarter. Direct service costs decreased as a percentage of revenue from 5.0 percent for the Prior Year Quarter to 4.8 percent in the Current Year Quarter mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 18.5 percent or $20.2 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to the impact of decreased membership from existing customers and terminated contracts of $40.7 million and other net unfavorable variances of $0.2 million, which decreases were partially offset by new business of $14.4 million and program changes of $6.3 million.

Cost of Care

        Cost of care decreased by 28.9 percent or $22.2 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily attributed to the impact of care associated with decreased membership from existing customers and terminated contracts of $27.3 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $11.6 million, favorable prior period medical claims development recorded in the Current Year Quarter of $1.8 million, and favorable care trends and other net variances of $1.4 million, which decreases were partially offset by new business of $11.1 million, programs changes of $6.1 million and favorable prior period medical claims development recorded in the Prior Year Quarter of $2.7 million. Cost of care decreased as a percentage of risk revenue from 79.5 percent in the Prior Year Quarter to 71.5 percent in the Current Year Quarter mainly due to net favorable care development and business mix.

Direct Service Costs

        Direct service costs increased by 12.6 percent or $1.9 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is mainly attributable to expenses to support the development of new products and new business. As a percentage of revenue, direct service costs increased from 13.6 percent in the Prior Year Quarter to 18.7 percent in the Current Year Quarter, mainly due to business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 3.1 percent or $2.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased formulary optimization revenue of $1.0 million, increased medical pharmacy business revenue of $0.9 million, and other net increases of $0.2 million.

Cost of Goods Sold

        Cost of goods sold increased by 0.4 percent or $0.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to business mix. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 92.3 percent in the Prior Year Quarter to 93.6 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 8.3 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to an increase in employee compensation and benefits. As a percentage of revenue, direct service costs increased from 8.1 percent in the Prior Year Quarter to 8.6 percent in the Current Year Quarter, mainly due to business mix.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration increased by 35.6 percent or $14.0 million. This increase is primarily due to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers which started September 1, 2010, partially offset by terminated contracts.

Cost of Care

        Cost of care in the Current Year Quarter of $19.3 million is attributed to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers which started September 1, 2010.

Direct Service Costs

        Direct service costs decreased by 20.3 percent or $6.6 million. This decrease was primarily due to terminated contracts and operating efficiencies. As a percentage of revenue, direct service costs decreased from 82.9 percent in the Prior Year Quarter to 48.8 percent in the Current Year Quarter, mainly due to changes in business mix, including the new risk-based subcontract discussed above.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 7.2 percent or $2.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease results primarily from net one-time unfavorable adjustments recorded in the Prior Year Quarter of $1.2 million, net one-time favorable adjustments recorded in the Current Year Quarter of $0.5 million, and other net favorable variances of $0.5 million. As a percentage of total net revenue, other operating expenses decreased from 4.2 percent for the Prior Year Quarter to 4.1 percent for the Current Year Quarter, primarily due to changes in business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 3.9 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter.

Interest Expense

        Interest expense decreased by $0.2 million from the Prior Year Quarter to the Current Year Quarter, mainly due to lower costs associated with the 2010 Credit Facility.

Interest Income

        Interest income was $0.8 million in the Current Year Quarter, which is consistent with the Prior Year Quarter.

Income Taxes

        The Company's effective income tax rate was 41.4 percent in the Prior Year Quarter and 40.2 percent in the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        In relation to the managed behavioral healthcare business, the Company is a market leader in a mature market with many viable competitors. The Company is continuing its attempts to grow its business in the managed behavioral healthcare industry through aggressive marketing and development of new products; however, due to the maturity of the market, the Company believes that the ability to grow its current business lines may be limited. In addition, substantially all of the Company's Commercial segment revenues are derived from Blue Cross Blue Shield health plans and other managed care companies, health insurers and health plans. Certain of the managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and to instead manage the behavioral healthcare services directly for their subscribers.

        Care Trends.    The Company expects that the Commercial care trend factor for 2011 will be 7 to 9 percent, the Public Sector care trend factor for 2011 will be 2 to 4 percent and the Radiology Benefits Management care trend for 2011 will be 2 to 4 percent.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2010 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2010 Credit Facility as of March 31, 2011, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $60.3 million and $29.3 million for the Prior Year Quarter and Current Year Quarter, respectively. The $31.0 million decrease in operating cash flows from the Prior Year Quarter to the Current Year Quarter is primarily attributable to net unfavorable working capital changes between periods of $39.9 million largely related to timing, and the net shift of restricted investments to restricted cash of $13.2 million during the Current Year Quarter, which resulted in an operating cash flow use that is directly offset by an investing cash flow source. Partially offsetting these items is the increase in segment profit of $14.4 million and reduction in tax payments of $7.7 million during the Current Year Quarter as compared to the Prior Year Quarter.

        During the Current Year Quarter, the Company's restricted cash decreased $15.6 million. The change in restricted cash is attributable to a reduction in restricted cash of $29.1 million associated with the Company's regulated entities, partially offset by the net shift of restricted investments to restricted cash of $13.2 million and other net increases of $0.3 million. In regards to the decrease in restricted cash for the Company's regulated entities, $27.7 million is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows, with the remaining decrease of $1.4 million due to a reduction in funding requirements associated with the Company's regulated entities.

        Investing Activities.    The Company utilized $10.0 million and $10.1 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures.

        During the Prior Year Quarter, the Company received net cash of $6.1 million from the net maturity of "available-for-sale" investments, with the Company using net cash of $106.8 million for the net purchase of "available-for-sale" investments during the Current Year Quarter. During the Current Year Quarter, the Company purchased certain provider network contracts from a third party for $1.2 million, which resulted in the establishment of an intangible asset. In addition, during the Current Year Quarter, the Company received the final working capital settlement of $0.9 million from Coventry in relationship to the Company's acquisition of First Health, Inc.

        Financing Activities.    During the Prior Year Quarter, the Company paid $59.3 million for the repurchase of treasury stock under the Company's share repurchase program, paid $0.5 million related to capital lease obligations, and had other financing uses of $1.3 million. In addition, the Company received $14.5 million from the exercise of stock options and warrants.

        During the Current Year Quarter, the Company paid $122.1 million for the repurchase of treasury stock under the Company's share repurchase program, and had other financing uses of $0.6 million. In addition, the Company received $20.0 million under a share purchase agreement pursuant to which Blue Shield of California purchased shares of the Company's common stock, and received $8.0 million from the exercise of stock options and warrants.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2011, the Company expects to fund its additional estimated capital expenditures of $41 to $51 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2010 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2011. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

Stock Repurchases

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. On February 18, 2011, the Company's board of directors increased the stock repurchase program by an additional $100 million, to a total of $450 million.

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

        Pursuant to this program, the Company made open market purchases of 2,517,425 shares of the Company's common stock at an average price of $48.29 per share for an aggregate cost of $121.6 million (excluding broker commissions) during the period January 1, 2011 through March 31, 2011.

        During the period from April 1, 2011 through April 27, 2011, the Company made additional open market purchases of 701,431 shares of the Company's common stock at an aggregate cost of $34.2 million, excluding broker commissions.

        Off-Balance Sheet Arrangements.    As of March 31, 2011, the Company has no material off-balance sheet arrangements.

        2010 Credit Facility.    On April 28, 2010, the Company entered into an amendment to its credit facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2010 Credit Facility"). Borrowings under the 2010 Credit Facility mature on April 28, 2013. The 2010 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

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

        The 2010 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2010 Credit Facility pursuant to its terms, would result in an event of default under the 2010 Credit Facility. As of March 31, 2011, the Company was in compliance with all covenants, including financial covenants, under the 2010 Credit Facility.

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

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, ("ASU"), No. 2010-24, "Health Care Entities—Presentation of Insurance Claims and Related Insurance Recoveries ("ASU 2010-24"). ASU 2010-24 clarifies that a health care entity should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. This guidance is effective for fiscal years beginning after December 15, 2010. Accordingly, the Company adopted ASU 2010-24 on January 1, 2011. The adoption of this standard did not have a material impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2010 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2010 Credit Facility as of March 31, 2011, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of March 31, 2011. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Following is a summary of stock repurchases made during the three months ended March 31, 2011:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)(1)(2)
January 1 - 31, 2011	716,479	$48.98	716,479	$333,451
February 1 - 28, 2011	656,981	$49.43	656,981	300,973
March 1 - 31, 2011	1,143,965	$47.21	1,143,965	246,970

	2,517,425		2,517,425	$246,970

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors arising upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from April 1, 2011 through April 27, 2011, the Company made additional open market purchases of 701,431 shares of the Company's common stock at an aggregate cost of $34.2 million, excluding broker commissions.

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
101
The following materials from the Company's Annual Report on Form 10-Q for the quarter ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2011	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)