Form 10-Q
period 2011-06-30
MAGELLAN HEALTH SERVICES INC
filed 2011-07-29
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of June 30, 2011 was 30,807,470.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2010	June 30, 2011 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$337,179	$81,342
Restricted cash	116,734	103,037
Accounts receivable, less allowance for doubtful accounts of $1,985 and $2,393 at December 31, 2010 and and June 30, 2011, respectively	106,934	183,028
Short-term investments (restricted investments of $114,903 and $98,438 at December 31, 2010 and June 30, 2011, respectively)	189,530	325,408
Deferred income taxes	28,439	24,132
Other current assets (restricted deposits of $21,302 and $24,880 at December 31, 2010 and June 30, 2011, respectively)	79,671	92,420

Total Current Assets	858,487	809,367
Property and equipment, net	111,814	115,535
Long-term investments (restricted investments of $84,950 and $17,338 at December 31, 2010 and June 30, 2011, respectively)	94,974	17,338
Deferred income taxes	825	1,245
Other long-term assets	2,396	10,574
Goodwill	426,939	426,939
Other intangible assets, net	53,997	49,844

Total Assets	$1,549,432	$1,430,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$31,878	$14,427
Accrued liabilities	105,776	92,893
Medical claims payable	142,671	145,100
Other medical liabilities	109,285	94,466
Current maturities of long-term capital lease obligation	559	559

Total Current Liabilities	390,169	347,445
Tax contingencies	117,599	120,890
Deferred credits and other long-term liabilities	2,649	5,837

Total Liabilities	510,417	474,172

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2010 and June 30, 2011—Issued and outstanding—43,687 shares and 33,782 shares at December 31, 2010, respectively, and 44,940 and 30,807 shares at June 30, 2011, respectively	437	450
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	725,322	782,891
Retained earnings	694,582	763,111
Warrants outstanding	420	0
Accumulated other comprehensive income	9	87
Ordinary common stock in treasury, at cost, 9,905 shares and 14,133 shares at December 31, 2010 and June 30, 2011, respectively	(381,755)	(589,869)

Total Stockholders' Equity	1,039,015	956,670

Total Liabilities and Stockholders' Equity	$1,549,432	$1,430,842

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net revenue	$741,658	$698,338	$1,469,711	$1,391,093

Cost and expenses:
Cost of care	472,478	441,446	949,157	875,146
Cost of goods sold	54,771	53,404	111,067	109,923
Direct service costs and other operating expenses(1)	139,617	131,779	277,871	263,346
Depreciation and amortization	14,235	14,267	27,657	28,219
Interest expense	584	494	1,269	965
Interest income	(803)	(858)	(1,620)	(1,673)

	680,882	640,532	1,365,401	1,275,926

Income before income taxes	60,776	57,806	104,310	115,167
Provision for income taxes	25,348	23,575	43,363	46,638

Net income	35,428	34,231	60,947	68,529
Other comprehensive (loss) income	(285)	(19)	(259)	78

Comprehensive income	$35,143	$34,212	$60,688	$68,607

Weighted average number of common shares outstanding—basic (See Note B)	33,323	31,301	33,849	32,171

Weighted average number of common shares outstanding—diluted (See Note B)	33,800	31,903	34,434	32,775

Net income per common share—basic:	$1.06	$1.09	$1.80	$2.13

Net income per common share—diluted:	$1.05	$1.07	$1.77	$2.09

(1)
Includes stock compensation expense of $3,706 and $4,205 for the three months ended June 30, 2010 and 2011, respectively, and $8,234 and $8,983 for the six months ended June 30, 2010 and 2011, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2010	2011
Cash flows from operating activities:
Net income	$60,947	$68,529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,657	28,219
Non-cash interest expense	361	213
Non-cash stock compensation expense	8,234	8,983
Non-cash income tax expense	18,039	6,885
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	35,956	13,697
Accounts receivable, net	(2,445)	(77,031)
Other assets	5,674	(21,141)
Accounts payable and accrued liabilities	(25,050)	(27,098)
Medical claims payable and other medical liabilities	(7,638)	(12,390)
Other	4,454	9,246

Net cash provided by (used in) operating activities	126,189	(1,888)

Cash flows from investing activities:
Capital expenditures	(21,681)	(26,693)
Acquisitions and investments in businesses, net of cash acquired	—	(274)
Purchase of investments	(96,515)	(187,807)
Maturity of investments	84,959	123,043

Net cash used in investing activities	(33,237)	(91,731)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(588)	—
Payments to acquire treasury stock	(74,427)	(211,451)
Proceeds from issuance of equity	—	20,000
Proceeds from exercise of stock options and warrants	17,148	28,842
Other	(1,504)	391

Net cash used in financing activities	(59,371)	(162,218)

Net increase (decrease) in cash and cash equivalents	33,581	(255,837)
Cash and cash equivalents at beginning of period	196,507	337,179

Cash and cash equivalents at end of period	$230,088	$81,342

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

June 30, 2011

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

June 30, 2011

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, ("ASU"), No. 2010-24, "Health Care Entities—Presentation of Insurance Claims and Related Insurance Recoveries" ("ASU 2010-24"). ASU 2010-24 clarifies that a health care entity should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. This guidance is effective for fiscal years beginning after December 15, 2010. Accordingly, the Company adopted ASU 2010-24 on January 1, 2011. The adoption of this standard did not have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE A—General (Continued)

comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. While the adoption of this guidance is expected to impact the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it will not have an impact on the Company's results of operations or financial condition.

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $591.2 million and $1,174.6 million for the three and six months ended June 30, 2010, respectively, and $544.6 million and $1,094.6 million for the three and six months ended June 30, 2011, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from fee-for-service and cost-plus contracts approximated $48.9 million and $98.3 million for the three and six months ended June 30, 2010, respectively, and $44.0 million and $86.4 million for the three and six months ended June 30, 2011, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE A—General (Continued)

over the period to which the block grant funding applies. Block grant revenues were approximately $30.7 million and $56.8 million for the three and six months ended June 30, 2010, respectively, and $27.0 million and $53.2 million for the three and six months ended June 30, 2011, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $58.7 million and $119.7 million for the three and six months ended June 30, 2010, respectively, and $56.6 million and $117.0 million for the three and six months ended June 30, 2011, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $4.8 million and $5.8 million for the three and six months ended June 30, 2010, respectively, and $10.2 million and $13.2 million for the three and six months ended June 30, 2011, respectively.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2010 and 2011.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 719,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $400.9 million and $383.6 for the six months ended June 30, 2010 and 2011, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE A—General (Continued)

        One of the Company's top ten customers during 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $87.1 million for the six months ended June 30, 2010. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2010 and 2011 (in thousands):

Segment	Term Date	2010		2011
Commercial
Customer A	December 31, 2012	$126,875		$91,606
Customer B	June 30, 2014	36,833		33,402
Customer C	June 30, 2012 to November 30, 2013(1)	23,317	*	54,796
Public Sector
Customer D	June 30, 2012(2)	72,631		81,060
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(3)	79,280		—
Customer E	November 30, 2012 to April 30, 2013(1)	53,396		67,392
Customer F	June 30, 2011 to November 30, 2011(1)(4)	34,384		30,934
Customer G	June 30, 2014	25,933		26,720
Specialty Pharmaceutical Management
Customer H	November 30, 2011 to March 31, 2012(1)	43,310		42,989
Customer I	September 1, 2011 to April 29, 2012(1)	30,396		27,963
Customer E	February 1, 2012 to April 30, 2013(1)	17,121		13,314	*
Medicaid Administration
Customer J	September 30, 2012(5)	15,804		13,805
Customer K	September 30, 2013(6)	—		40,774
Customer L	September 30, 2011 to June 30, 2017(1)	11,530		12,466
Customer M	August 31, 2011 to June 30, 2013(1)	10,888		8,680	*
Customer N	June 30, 2010(3)	9,457		—
Customer O	September 30, 2011 to December 31, 2013(1)	7,939		11,411

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(2)
Contract has options for the customer to extend the term for three additional one-year periods.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE A—General (Continued)

(3)
The contract has terminated.

(4)
The customer has informed the Company that this contract will not be renewed.

(5)
The Company anticipates that this contract will terminate in the second half of 2011.

(6)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $169.9 million and $178.2 million for the six months ended June 30, 2010 and 2011, respectively. Net revenues from the Florida Areas in the aggregate totaled $71.2 million and $67.2 million for the six months ended June 30, 2010 and 2011, respectively.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2010 and June 30, 2011 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$68,726	$—	$68,726
Restricted Cash(2)	—	72,698	—	72,698
Investments:
U.S. Government and agency securities	2,179	—	—	2,179
Obligations of government-sponsored enterprises(3)	—	10,138	—	10,138
Corporate debt securities	—	268,769	—	268,769
Certificates of deposit	—	750	—	750
Taxable municipal bonds	—	2,668	—	2,668

December 31, 2010	$2,179	$423,749	$—	$425,928

	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(4)	$—	$13,518	$—	$13,518
Restricted Cash(5)	—	67,046	—	67,046
Investments:
U.S. Government and agency securities	681	—	—	681
Obligations of government-sponsored enterprises(6)	—	12,043	—	12,043
Corporate debt securities	—	327,202	—	327,202
Certificates of deposit	—	200	—	200
Taxable municipal bonds	—	2,620		2,620

June 30, 2011	$681	$422,629	$—	$423,310

(1)
Excludes $268.5 million of cash held in bank accounts by the Company.

(2)
Excludes $44.0 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

(4)
Excludes $67.8 million of cash held in bank accounts by the Company.

(5)
Excludes $36.0 million of restricted cash held in bank accounts by the Company.

(6)
Includes investments in notes issued by the Federal Home Loan Bank.

        For the six months ended June 30, 2011, the Company has not transferred any assets between fair value measurement levels.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

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

        As of December 31, 2010 and June 30, 2011, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the six months

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE A—General (Continued)

ended June 30, 2010 or 2011. The following is a summary of short-term and long-term investments at December 31, 2010 and June 30, 2011 (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$2,178	$1	$—	$2,179
Obligations of government-sponsored enterprises(1)	10,142	7	(11)	10,138
Corporate debt securities	268,739	245	(215)	268,769
Certificates of deposit	750	—	—	750
Taxable municipal bonds	2,680	—	(12)	2,668

Total investments at December 31, 2010	$284,489	$253	$(238)	$284,504

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$681	$—	$—	$681
Obligations of government-sponsored enterprises(2)	12,037	7	(1)	12,043
Corporate debt securities	327,067	306	(171)	327,202
Certificates of deposit	200	—	—	200
Taxable municipal bonds	2,620	—	—	2,620

Total investments at June 30, 2011	$342,605	$313	$(172)	$342,746

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

(2)
Includes investments in notes issued by the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of June 30, 2011 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2011	$197,552	$197,469
2012	145,053	145,277

Total investments at June 30, 2011	$342,605	$342,746

Income Taxes

        The Company's effective income tax rates were 41.6 percent and 40.5 percent for the six months ended June 30, 2010 and 2011, respectively. These rates differ from the federal statutory income tax

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE A—General (Continued)

rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Stock Compensation

        At December 31, 2010 and June 30, 2011, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The Company recorded stock compensation expense of $3.7 million and $8.2 million for the three and six months ended June 30, 2010, respectively and $4.2 million and $9.0 million for the three and six months ended June 30, 2011, respectively. Stock compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2010 and 2011 has been reduced for estimated forfeitures, estimated at five percent and four percent, respectively.

        The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2011 was $12.96 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 29.9 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the six months ended June 30, 2010 and 2011, $0 million and $1.6 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows, respectively. For the six months ended June 30, 2010 the change to additional paid in capital related to tax benefits (deficiencies) was $(0.4) million. For the six months ended June 30, 2011, the change to additional paid in capital related to tax benefits (deficiencies) was $1.4 million which includes the $1.6 million of excess tax benefits offset by $(0.2) million of tax deficiencies.

        Summarized information related to the Company's stock options for the six months ended June 30, 2011 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,775,586	$39.27
Granted	1,059,466	49.18
Forfeited	(17,292)	41.87
Exercised	(722,048)	38.62

Outstanding, end of period	4,095,712	41.94

Vested and expected to vest at end of period	3,984,049	41.83

Exercisable, end of period	1,915,435	$39.80

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE A—General (Continued)

        All of the Company's options granted during the six months ended June 30, 2011 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	22,309	$39.23
Awarded	16,898	51.80
Vested	(22,309)	39.23
Forfeited	—	—

Outstanding, ending of period	16,898	$51.80

        Restricted stock awards granted during the six months ended June 30, 2011 generally vest on the anniversary of the date of grant.

        Summarized information related to the Company's nonvested restricted stock units for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	190,488	$38.43
Awarded	112,543	49.10
Vested	(90,853)	37.50
Forfeited	(1,674)	42.31

Outstanding, ending of period	210,504	$44.49

        Restricted stock units granted during the six months ended June 30, 2011 generally vest ratably on each anniversary date over the three years subsequent to grant.

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

June 30, 2011

(Unaudited)

NOTE A—General (Continued)

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

        There were $0.6 million of capital lease obligations at December 31, 2010 and June 30, 2011, respectively, $44.9 million and $41.0 million of letters of credit outstanding at December 31, 2010 and June 30, 2011, respectively, and no Revolving Loan borrowings at December 31, 2010 or June 30, 2011.

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Numerator:
Net income	$35,428	$34,231	$60,947	$68,529

Denominator:
Weighted average number of common shares outstanding—basic	33,323	31,301	33,849	32,171
Common stock equivalents—stock options	261	523	345	508
Common stock equivalents—warrants	142	—	146	—
Common stock equivalents—restricted stock	13	10	17	13
Common stock equivalents—restricted stock units	60	69	76	83
Common stock equivalents—employee stock purchase plan	1	—	1	—

Weighted average number of common shares outstanding—diluted	33,800	31,903	34,434	32,775

Net income per common share—basic	$1.06	$1.09	$1.80	$2.13

Net income per common share—diluted	$1.05	$1.07	$1.77	$2.09

        The weighted average number of common shares outstanding for the three and six months ended June 30, 2010 and 2011 were calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2010 and 2011 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE B—Net Income per Common Share (Continued)

stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

        The Company had additional potential dilutive securities outstanding representing 3.0 million and 1.9 million options, respectively, for the three and six months ended June 30, 2010, and 1.1 million and 0.8 million options for the three and six months ended June 30, 2011, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended June 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$160,982	$368,011	$105,263	$67,993	$39,409	$—	$741,658
Cost of care	(90,583)	(311,609)	(70,286)	—	—	—	(472,478)
Cost of goods sold	—	—	—	(54,771)	—	—	(54,771)
Direct service costs	(37,716)	(15,458)	(15,401)	(5,922)	(34,039)		(108,536)
Other operating expenses	—	—	—	—	—	(31,081)	(31,081)
Stock compensation expense(1)	194	172	368	114	22	2,836	3,706

Segment profit (loss)	$32,877	$41,116	$19,944	$7,414	$5,392	$(28,245)	$78,498

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE C—Business Segment Information (Continued)

Three Months Ended June 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$139,686	$362,284	$90,608	$69,366	$56,637	$(20,243)	$698,338
Cost of care	(79,122)	(309,934)	(53,828)	—	(18,805)	20,243	(441,446)
Cost of goods sold	—	—	—	(53,404)	—	—	(53,404)
Direct service costs	(39,112)	(16,486)	(15,858)	(6,083)	(25,849)	—	(103,388)
Other operating expenses	—	—	—	—	—	(28,391)	(28,391)
Stock compensation expense(1)	218	214	401	133	41	3,198	4,205

Segment profit (loss)	$21,670	$36,078	$21,323	$10,012	$12,024	$(25,193)	$75,914

Six Months Ended June 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$322,684	$717,479	$214,720	$136,131	$78,697	$—	$1,469,711
Cost of care	(181,255)	(620,671)	(147,231)	—	—	—	(949,157)
Cost of goods sold	—	—	—	(111,067)	—	—	(111,067)
Direct service costs	(75,184)	(33,005)	(30,239)	(11,473)	(66,627)		(216,528)
Other operating expenses	—	—	—	—	—	(61,343)	(61,343)
Stock compensation expense(1)	432	373	761	257	40	6,371	8,234

Segment profit (loss)	$66,677	$64,176	$38,011	$13,848	$12,110	$(54,972)	$139,850

Six Months Ended June 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$289,721	$712,800	$179,820	$139,596	$109,930	$(40,774)	$1,391,093
Cost of care	(154,435)	(614,855)	(108,545)	—	(38,085)	40,774	(875,146)
Cost of goods sold	—	—	—	(109,923)	—	—	(109,923)
Direct service costs	(76,920)	(33,462)	(32,563)	(12,095)	(51,835)	—	(206,875)
Other operating expenses	—	—	—	—	—	(56,471)	(56,471)
Stock compensation expense(1)	469	436	883	259	64	6,872	8,983

Segment profit (loss)	$58,835	$64,919	$39,595	$17,837	$20,074	$(49,599)	$151,661

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Segment profit	$78,498	$75,914	$139,850	$151,661
Stock compensation expense	(3,706)	(4,205)	(8,234)	(8,983)
Depreciation and amortization	(14,235)	(14,267)	(27,657)	(28,219)
Interest expense	(584)	(494)	(1,269)	(965)
Interest income	803	858	1,620	1,673

Income before income taxes	$60,776	$57,806	$104,310	$115,167

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

June 30, 2011

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

made open market purchases of 1,684,510 shares of the Company's common stock at an average price of $48.36 per share for an aggregate cost of $81.5 million (excluding broker commissions) during the period from November 3, 2010 through December 31, 2010.

        Pursuant to this program, the Company made open market purchases of 4,227,998 shares of the Company's common stock at an average price of $49.19 per share for an aggregate cost of $208.0 million (excluding broker commissions) during the period January 1, 2011 through June 30, 2011.

        During the period from July 1, 2011 through July 26, 2011, the Company made additional open market purchases of 286,399 shares of the Company's common stock at an aggregate cost of $15.8 million, excluding broker commissions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan and its majority-owned subsidiaries and all VIEs for which Magellan is the primary beneficiary should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 25, 2011.

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

  •
  the impact of the competitive environment in the managed healthcare services industry which may limit the Company's ability to maintain or obtain contracts, as well as its ability to maintain or increase its rates;

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

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2010. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide, or own any provider of, treatment services except as related to the Company's Maricopa Contract. Under the Maricopa Contract, effective August 31, 2007 the Company was required to assume the operations of twenty-four behavioral health direct care facilities for a transitional period and to divest itself of these facilities over a two year period. All of the direct care facilities were divested as of December 31, 2009.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Commercial segment generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of June 30, 2011, Commercial's covered lives were 3.8 million, 12.9 million and 12.7 million for risk-based, ASO and EAP products, respectively. For the six months ended June 30, 2011, Commercial's revenue was $192.9 million, $47.7 million and $49.1 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Healthcare Public Sector segment generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of June 30, 2011, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the six months ended June 30, 2011, Public Sector's revenue was $709.9 million and $2.9 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of June 30, 2011, covered lives for Radiology Benefits Management were 4.7 million and 14.2 million for risk-based and ASO products, respectively. For the six months ended June 30, 2011, revenue for Radiology Benefits Management was $153.6 million and $26.2 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment comprises programs that manage specialty drugs used in the treatment of complex conditions such as, cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; (iii) strategic consulting services; and (iv) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans and several pharmaceutical manufacturers and state Medicaid programs as of June 30, 2011.

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

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the six months ended June 30, 2010 and 2011.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 719,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $400.9 million and $383.6 for the six months ended June 30, 2010 and 2011, respectively.

        One of the Company's top ten customers during 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $87.1 million for the six months ended June 30, 2010. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2010 and 2011 (in thousands):

Segment	Term Date	2010		2011
Commercial
Customer A	December 31, 2012	$126,875		$91,606
Customer B	June 30, 2014	36,833		33,402
Customer C	June 30, 2012 to November 30, 2013(1)	23,317	*	54,796
Public Sector
Customer D	June 30, 2012(2)	72,631		81,060
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(3)	79,280		—
Customer E	November 30, 2012 to April 30, 2013(1)	53,396		67,392
Customer F	June 30, 2011 to November 30, 2011(1)(4)	34,384		30,934
Customer G	June 30, 2014	25,933		26,720
Specialty Pharmaceutical Management
Customer H	November 30, 2011 to March 31, 2012(1)	43,310		42,989
Customer I	September 1, 2011 to April 29, 2012(1)	30,396		27,963
Customer E	February 1, 2012 to April 30, 2013(1)	17,121		13,314	*
Medicaid Administration
Customer J	September 30, 2012(5)	15,804		13,805
Customer K	September 30, 2013(6)	—		40,774
Customer L	September 30, 2011 to June 30, 2017(1)	11,530		12,466
Customer M	August 31, 2011 to June 30, 2013(1)	10,888		8,680	*
Customer N	June 30, 2010(3)	9,457		—
Customer O	September 30, 2011 to December 31, 2013(1)	7,939		11,411

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(2)
Contract has options for the customer to extend the term for three additional one-year periods.

(3)
The contract has terminated.

(4)
The customer has informed the Company that this contract will not be renewed.

(5)
The Company anticipates that this contract will terminate in the second half of 2011.

(6)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with the Pennsylvania Counties which are part of the Pennsylvania Medicaid program, and with the Florida Areas which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $169.9 million and $178.2 million for the six months ended June 30, 2010 and 2011, respectively. Net revenues from the Florida Areas in the aggregate totaled $71.2 million and $67.2 million for the six months ended June 30, 2010 and 2011, respectively.

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

Income Taxes

        The Company's effective income tax rates were 41.6 percent and 40.5 percent for the six months ended June 30, 2010 and 2011, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

Results of Operations

        The accounting policies of the Company's segments are the same as those described in Note 1—"General." The Company evaluates performance of its segments based on Segment Profit. Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated. The Company's segments are defined above. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended June 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$160,982	$368,011	$105,263	$67,993	$39,409	$—	$741,658
Cost of care	(90,583)	(311,609)	(70,286)	—	—	—	(472,478)
Cost of goods sold	—	—	—	(54,771)	—	—	(54,771)
Direct service costs	(37,716)	(15,458)	(15,401)	(5,922)	(34,039)		(108,536)
Other operating expenses	—	—	—	—	—	(31,081)	(31,081)
Stock compensation expense(1)	194	172	368	114	22	2,836	3,706

Segment profit (loss)	$32,877	$41,116	$19,944	$7,414	$5,392	$(28,245)	$78,498

Three Months Ended June 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$139,686	$362,284	$90,608	$69,366	$56,637	$(20,243)	$698,338
Cost of care	(79,122)	(309,934)	(53,828)	—	(18,805)	20,243	(441,446)
Cost of goods sold	—	—	—	(53,404)	—	—	(53,404)
Direct service costs	(39,112)	(16,486)	(15,858)	(6,083)	(25,849)	—	(103,388)
Other operating expenses	—	—	—	—	—	(28,391)	(28,391)
Stock compensation expense(1)	218	214	401	133	41	3,198	4,205

Segment profit (loss)	$21,670	$36,078	$21,323	$10,012	$12,024	$(25,193)	$75,914

Six Months Ended June 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$322,684	$717,479	$214,720	$136,131	$78,697	$—	$1,469,711
Cost of care	(181,255)	(620,671)	(147,231)	—	—	—	(949,157)
Cost of goods sold	—	—	—	(111,067)	—	—	(111,067)
Direct service costs	(75,184)	(33,005)	(30,239)	(11,473)	(66,627)		(216,528)
Other operating expenses	—	—	—	—	—	(61,343)	(61,343)
Stock compensation expense(1)	432	373	761	257	40	6,371	8,234

Segment profit (loss)	$66,677	$64,176	$38,011	$13,848	$12,110	$(54,972)	$139,850

Six Months Ended June 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$289,721	$712,800	$179,820	$139,596	$109,930	$(40,774)	$1,391,093
Cost of care	(154,435)	(614,855)	(108,545)	—	(38,085)	40,774	(875,146)
Cost of goods sold	—	—	—	(109,923)	—	—	(109,923)
Direct service costs	(76,920)	(33,462)	(32,563)	(12,095)	(51,835)	—	(206,875)
Other operating expenses	—	—	—	—	—	(56,471)	(56,471)
Stock compensation expense(1)	469	436	883	259	64	6,872	8,983

Segment profit (loss)	$58,835	$64,919	$39,595	$17,837	$20,074	$(49,599)	$151,661

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Segment profit	$78,498	$75,914	$139,850	$151,661
Stock compensation expense	(3,706)	(4,205)	(8,234)	(8,983)
Depreciation and amortization	(14,235)	(14,267)	(27,657)	(28,219)
Interest expense	(584)	(494)	(1,269)	(965)
Interest income	803	858	1,620	1,673

Income before income taxes	$60,776	$57,806	$104,310	$115,167

Quarter ended June 30, 2011 ("Current Year Quarter"), compared to the quarter ended June 30, 2010 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 13.2 percent or $21.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to program changes of $22.4 million, terminated contracts of $17.7 million, net decreased membership from existing customers of $1.5 million, and net incentive revenue recorded in the Prior Year Quarter of $1.5 million, which decreases were partially offset by new contracts implemented after the Prior Year Quarter of $15.6 million, favorable rate changes of $5.9 million, and other net increases of $0.3 million.

Cost of Care

        Cost of care decreased by 12.7 percent or $11.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to program changes of $22.5 million, decreased membership from existing customers of $3.6 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $3.5 million, and terminated contracts of $3.3 million, which decreases were partially offset by new business of $14.4 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $1.8 million, and care trends and other net variances of $5.2 million. Cost of care as a percentage of risk revenue (excluding EAP business) was 78.4 percent in the Current Year Quarter, which is consistent with the Prior Year Quarter.

Direct Service Costs

        Direct service costs increased by 3.7 percent or $1.4 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is mainly attributable to implementation and consulting costs associated with future business. Direct service costs increased as a percentage of revenue from 23.4 percent in the Prior Year Quarter to 28.0 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 1.6 percent or $5.7 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to unfavorable rate changes of $9.5 million, unfavorable retroactive contract funding adjustments in the Current Year Quarter of $6.6 million, the recognition in the Prior Year Quarter of $5.6 million of previously deferred revenue on the Maricopa Contract, the revenue impact for favorable prior period medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $3.5 million, and other net decreases of $8.5 million, which decreases were partially offset by increased membership from existing customers of $9.8 million, the revenue impact for favorable prior period medical claims development recored in the Prior Year Quarter of $6.3 million, lack of deferral of income in the Current Year Quarter for the Maricopa Contract of $5.1 million, and net incentive revenue recorded in the Current Year Quarter of $6.8 million.

Cost of Care

        Cost of care decreased by 0.5 percent or $1.7 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to care associated with rate changes for contracts with minimum care requirements of $8.0 million, care associated with retroactive contract funding adjustments of $7.4 million, favorable prior period medical claims development recorded for the Prior Year Quarter which was recorded after the Prior Year Quarter of $4.3 million, and care trends and other net variances of $2.2 million, which decreases were partially offset by favorable prior period medical claims development recorded in the Prior Year Quarter of $11.8 million and increased membership from existing customers of $8.4 million. Cost of care increased as a percentage of risk revenue from 85.0 percent in the Prior Year Quarter to 85.9 percent in the Current Year Quarter mainly due to care development and changes in business mix.

Direct Service Costs

        Direct service costs increased by 6.7 percent or $1.0 million from the Prior Year Quarter to the Current Year Quarter. Direct service costs increased as a percentage of revenue from 4.2 percent for the Prior Year Quarter to 4.6 percent in the Current Year Quarter mainly due to rate decreases and changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 13.9 percent or $14.7 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to the net impact of decreased membership from existing customers and terminated contracts of $39.6 million, and profit share impact of $1.9 million related to favorable prior period medical claims development in the Current Year Quarter. These decreases were partially offset by program changes of $9.1 million, new contracts implemented after the Prior Year Quarter of $8.4 million, profit share impact of $3.2 million related to favorable prior period medical claims development in the Prior Year Quarter, higher profit share impact in the Prior Year Quarter of $3.9 million related to timing, favorable rate changes of $1.1 million, and other net favorable variances of $1.1 million.

Cost of Care

        Cost of care decreased by 23.4 percent or $16.5 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily attributed to the impact of care associated with decreased membership from existing customers and terminated contracts of $29.6 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $5.4 million, favorable prior period medical claims development recorded in the Current Year Quarter of $4.1 million, and favorable care trends and other net variances of $1.7 million, which decreases were partially offset by favorable prior period medical claims development recorded in the Prior Year Quarter of $8.7 million, program changes of $8.6 million and new business of $7.0 million. Cost of care decreased as a percentage of risk revenue from 75.1 percent in the Prior Year Quarter to 69.8 percent in the Current Year Quarter mainly due to net favorable care trend and business mix.

Direct Service Costs

        Direct service costs increased by 3.0 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter. The increase in direct service costs is mainly attributable to expenses to support the development of new products and new business. As a percentage of revenue, direct service costs increased from 14.6 percent in the Prior Year Quarter to 17.5 percent in the Current Year Quarter, mainly due to changes in business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 2.0 percent or $1.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased formulary optimization revenue of $1.6 million, the recognition of medical pharmacy management revenue which was previously deferred of $1.6 million, and other net increases of $0.2 million, which increases were partially offset by net decreased dispensing activity of $2.0 million.

Cost of Goods Sold

        Cost of goods sold decreased by 2.5 percent or $1.4 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to net decreased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 93.3 percent in the Prior Year Quarter to 94.4 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 2.7 percent or $0.2 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, direct service costs increased from 8.7 percent in the Prior Year Quarter to 8.8 percent in the Current Year Quarter, mainly due to changes in business mix.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration increased by 43.7 percent or $17.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers which started September 1, 2010, partially offset by terminated contracts.

Cost of Care

        Cost of care in the Current Year Quarter of $18.8 million is attributed to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers which started September 1, 2010.

Direct Service Costs

        Direct service costs decreased by 24.1 percent or $8.2 million. This decrease was primarily due to terminated contracts and operating efficiencies. As a percentage of revenue, direct service costs decreased from 86.4 percent in the Prior Year Quarter to 45.6 percent in the Current Year Quarter, mainly due to changes in business mix, including the new risk-based subcontract discussed above.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 8.7 percent or $2.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease results primarily from net one-time favorable adjustments recorded in the Current Year Quarter of $1.1 million, net one-time unfavorable adjustments recorded in the Prior Year Quarter of $0.6 million, and other net favorable variances of $1.0 million. As a percentage of total net revenue, other operating expenses decreased from 4.2 percent for the Prior Year Quarter to 4.1 percent for the Current Year Quarter, primarily due to changes in business mix.

Depreciation and Amortization

        Depreciation and amortization expense were $14.3 million for the Current Year Quarter, which is consistent with the Prior Year Quarter.

Interest Expense

        Interest expense was $0.5 million in the Current Year Quarter, which is consistent with the Prior Year Quarter.

Interest Income

        Interest income was $0.9 million in the Current Year Quarter, which is consistent with the Prior Year Quarter.

Income Taxes

        The Company's effective income tax rate was 41.7 percent in the Prior Year Quarter and 40.8 percent in the Current Year Quarter. The decrease in the effective rate is mainly due to lower state income taxes in the Current Year Quarter. The Prior Year Quarter and Current Year Quarter effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Six months ended June 30, 2011 ("Current Year Period"), compared to the six months ended June 30, 2010 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 10.2 percent or $33.0 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to program changes of $45.4 million, terminated contracts of $28.7 million, net decreased membership from existing customers of $6.5 million, favorable retroactive membership and rate adjustments recorded in the Prior Year Period of $1.7 million, and net incentive revenue recorded in the Prior Year Period of $1.5 million, which decreases were partially offset by new contracts implemented after the Prior Year Period of $31.2 million, favorable rate changes of $10.9 million, favorable retroactive membership and rate adjustments recorded in the Current Year Period of $7.6 million, and other net increases of $1.1 million.

Cost of Care

        Cost of care decreased by 14.8 percent or $26.8 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to program changes of $49.6 million, terminated contracts of $6.1 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $5.1 million, and decreased membership from existing customers of $3.5 million, which decreases were partially offset by new business of $27.3 million, favorable prior period medical claims development recorded in the Prior Year Period of $0.8 million, and care trends and other net variances of $9.4 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 78.2 percent in the Prior Year Period to 72.3 percent in the Current Year Period, mainly due to the impact of retroactive rate adjustments, out of period care development, and changes in business mix.

Direct Service Costs

        Direct service costs increased by 2.3 percent or $1.7 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is mainly attributable to implementation and consulting costs associated with future business. Direct service costs increased as a percentage of revenue from 23.3 percent in the Prior Year Period to 26.5 percent in the Current Year Period, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 0.7 percent or $4.7 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to unfavorable retroactive contract funding adjustments of $12.7 million, unfavorable rate changes of $5.6 million, the recognition in the Prior Year Period of $5.6 million of previously deferred revenue on the Maricopa Contract, the revenue impact for favorable prior period medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $5.0 million, the revenue impact for favorable prior period medical claims development recorded in the Current Year Period of $3.2 million, and other net decreases of $1.1 million, which decreases were partially offset by increased membership from existing customers of $11.8 million, lack of deferral of income in the Current Year Period for the Maricopa Contract of $9.9 million, and net incentive revenue recorded in the Current Year Period of $6.8 million.

Cost of Care

        Cost of care decreased by 0.9 percent or $5.8 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to associated with retroactive contract funding adjustments of $13.4 million, favorable prior period medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $6.4 million, care associated with rate changes for contracts with minimum care requirements of $4.7 million, and favorable prior period medical claims development recorded in the Current Year Period of $3.3 million, which decreases were partially offset by increased membership from existing customers of $10.1 million, favorable prior period medical claims development recorded in the Prior Year Period of $6.5 million, and care trends and other net variances of $5.4 million. Cost of care decreased as a percentage of risk revenue from 86.8 percent in the Prior Year Period to 86.6 percent in the Current Year Period mainly due to net favorable care development and changes in business mix.

Direct Service Costs

        Direct service costs increased by 1.4 percent or $0.5 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to increased office related expenses in the Current Year Period. Direct service costs increased as a percentage of revenue from 4.6 percent for the Prior Year Period to 4.7 percent in the Current Year Period mainly due to changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 16.3 percent or $34.9 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to the net impact of decreased membership from existing customers and terminated contracts of $81.2 million, and profit share impact of $0.9 million related to favorable prior period medical claims development in the Current Year Period. These decreases were partially offset by new contracts implemented after the Prior Year Period of $23.3 million, program changes of $15.4 million, higher profit share impact in the Prior Year Period of $3.9 million related to timing, favorable rate changes of $2.5 million, and other net increases of $2.1 million.

Cost of Care

        Cost of care decreased by 26.3 percent or $38.7 million from the Prior Year Period to the Current Year Period. This decrease is primarily attributed to the impact of care associated with decreased membership from existing customers and terminated contracts of $57.0 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $7.9 million, favorable prior period medical claims development recorded in the Current Year Period of $2.4 million, and favorable care trends and other net variances of $7.2 million, which decreases were partially offset by new business of $19.0 million, programs changes of $14.7 million, and favorable prior period medical claims development recorded in the Prior Year Period of $2.1 million. Cost of care decreased as a percentage of risk revenue from 77.4 percent in the Prior Year Period to 70.7 percent in the Current Year Period mainly due to net favorable care development and business mix.

Direct Service Costs

        Direct service costs increased by 7.7 percent or $2.3 million from the Prior Year Period to the Current Year Period. The increase in direct service costs is mainly attributable to expenses to support the development of new products and new business. As a percentage of revenue, direct service costs increased from 14.1 percent in the Prior Year Period to 18.1 percent in the Current Year Period, mainly due to changes in business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 2.5 percent or $3.5 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased formulary optimization revenue of $2.6 million, the recognition of medical pharmacy management revenue which was previously deferred of $2.6 million, and other net increases of $0.7 million, which increases were partially offset by net decreased dispensing activity of $2.4 million.

Cost of Goods Sold

        Cost of goods sold decreased by 1.0 percent or $1.1 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net decreased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 92.8 percent in the Prior Year Period to 94.0 percent in the Current Year Period, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs increased by 5.4 percent or $0.6 million from the Prior Year Period to the Current Year Period. This increase is primarily due to an increase in employee compensation and benefits. As a percentage of revenue, direct service costs increased from 8.4 percent in the Prior Year Period to 8.7 percent in the Current Year Period, mainly due to changes in business mix.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration increased by 39.7 percent or $31.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers which started September 1, 2010, partially offset by terminated contracts.

Cost of Care

        Cost of care in the Current Year Period of $38.1 million is attributed to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers which started September 1, 2010.

Direct Service Costs

        Direct service costs decreased by 22.2 percent or $14.8 million. This decrease was primarily due to terminated contracts and operating efficiencies. As a percentage of revenue, direct service costs decreased from 84.7 percent in the Prior Year Period to 47.2 percent in the Current Year Period, mainly due to changes in business mix, including the new risk-based subcontract discussed above.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 7.9 percent or $4.9 million from the Prior Year Period to the Current Year Period. The decrease results primarily from net one-time favorable adjustments recorded in the Current Year Period of $1.5 million, net one-time unfavorable adjustments recorded in the Prior Year Period of $0.6 million, and other net favorable variances of $2.8 million. As a percentage of total net revenue, other operating expenses decreased from 4.2 percent for the Prior Year Period to 4.1 percent for the Current Year Period, primarily due to changes in business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 2.0 percent or $0.6 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period.

Interest Expense

        Interest expense decreased by $0.3 million from the Prior Year Period to the Current Year Period, mainly due to lower costs associated with the 2010 Credit Facility.

Interest Income

        Interest income was $1.7 million in the Current Year Period, which is consistent with the Prior Year Period.

Income Taxes

        The Company's effective income tax rate was 41.6 percent in the Prior Year Period and 40.5 percent in the Current Year Period. The decrease in the effective rate is mainly due to lower state income taxes in the Current Year Period. The Prior Year Period and Current Year Period effective income tax rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

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

        Care Trends.    The Company expects that the Commercial care trend factor for 2011 will be 7 to 9 percent, the Public Sector care trend factor for 2011 will be 2 to 4 percent and the Radiology Benefits Management care trend for 2011 will be 0 to 2 percent.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2010 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2010 Credit Facility as of June 30, 2011, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $126.2 million for the Prior Year Period and net cash used in operating activities of $1.9 million for the Current Year Period. The $128.1 million decrease in operating cash flows from the Prior Year Period to the Current Year Period is primarily attributable to the shift of restricted investments of $84.1 million to restricted cash during the Current Year Period, which results in an operating cash flow use that is directly offset by an investing cash flow source, and net unfavorable working capital changes between periods of $64.6 million. Partially offsetting these items is the increase in consolidated segment profit of $11.8 million and reduction in tax payments of $8.8 million during the Current Year Period as compared to the Prior Year Period.

        Operating cash flows for the Prior Year Period were impacted by net favorable working capital changes of $21.2 million as compared to net unfavorable working capital changes of $43.4 million for the Current Year Period. During the Prior Year Period, Radiology Benefits Management had favorable working capital changes associated with the build-up of medical claims payable for new risk business, while Specialty Pharmaceutical Management had favorable working capital changes due to reductions in accounts receivable and inventory balances primarily attributable to timing. During the Current Year Period, Specialty Pharmaceutical Management had unfavorable working capital changes due to increases in account receivable and inventory balances and a reduction in payables primarily attributable to timing.

        During the Current Year Period, the Company's restricted cash decreased $13.7 million. The decrease is attributable to a reduction in restricted cash of $97.9 million associated with the Company's regulated entities, partially offset by the shift of restricted investments of $84.1 million to restricted cash and other net increases of $0.1 million. In regards to the decrease in restricted cash for the Company's regulated entities, $95.4 million is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows, with the remaining decrease of $2.5 million due to the net reduction in restricted cash requirements associated with the Company's regulated entities.

        Investing Activities.    The Company utilized $21.7 million and $26.7 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Period were $11.0 million and $10.7 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $11.1 million and $15.6 million, respectively. During the Prior Year Period and Current Year Period, the Company used net cash of $11.5 million and $64.8 million, respectively, for the net purchase of "available-for-sale" investments.

        During the Current Year Period, the Company purchased provider network contracts for $1.2 million that resulted in the establishment of an intangible asset. In addition, during the Current Year Period, the Company received a working capital settlement of $0.9 million from Coventry in relation to the Company's acquisition of First Health, Inc.

        Financing Activities.    During the Prior Year Period, the Company paid $74.4 million for the repurchase of treasury stock under the Company's share repurchase program, paid $0.6 million related to capital lease obligations and had other financing uses of $1.5 million. In addition, the Company received $17.1 million from the exercise of stock options and warrants.

        During the Current Year Period, the Company paid $211.5 million for the repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $20.0 million under a share purchase agreement pursuant to which Blue Shield of California purchased shares of the Company's common stock, received $28.8 million from the exercise of stock options and warrants and had other financing sources of $0.4 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2011, the Company expects to fund its additional estimated capital expenditures of $24 to $34 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2010 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2011. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

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

        Pursuant to this program, the Company made open market purchases of 4,227,998 shares of the Company's common stock at an average price of $49.19 per share for an aggregate cost of $208.0 million (excluding broker commissions) during the period January 1, 2011 through June 30, 2011.

        During the period from July 1, 2011 through July 26, 2011, the Company made additional open market purchases of 286,399 shares of the Company's common stock at an aggregate cost of $15.8 million, excluding broker commissions.

        Off-Balance Sheet Arrangements.    As of June 30, 2011, the Company has no material off-balance sheet arrangements.

        2010 Credit Facility.    On April 28, 2010, the Company entered into an amendment to the 2010 Credit Facility that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans. Borrowings under the 2010 Credit Facility mature on April 28, 2013. The 2010 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors.

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

        The 2010 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2010 Credit Facility pursuant to its terms, would result in an event of default under the 2010 Credit Facility. As of June 30, 2011, the Company was in compliance with all covenants, including financial covenants, under the 2010 Credit Facility.

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

Recent Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-24, which clarifies that a health care entity should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. This guidance is effective for fiscal years beginning after December 15, 2010. Accordingly, the Company adopted ASU 2010-24 on January 1, 2011. The adoption of this standard did not have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. While the adoption of this guidance is expected to impact the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it will not have an impact on the Company's results of operations or financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2010 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2010 Credit Facility as of June 30, 2011, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of June 30, 2011. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors.

        None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 3,866,505 shares of the Company's common stock at an average price of $35.18 per share for an aggregate cost of $136.0 million (excluding broker commissions) during the year ended December 31, 2008 and made open market purchases of 1,859,959 shares of the Company's common stock at an average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the period January 1, 2009 through April 7, 2009, which was the date that the repurchase program was completed, the $200 million authorization having been exhausted.

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

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. On February 18, 2011, the Company's board of directors increased the stock repurchase program by an additional $100 million, to a total of $450 million. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,684,510 shares of the Company's common stock at an average price of $48.36 per share for an aggregate cost of $81.5 million (excluding broker commissions) during the period from November 3, 2010 through December 31, 2010. Pursuant to this program, the Company made open market purchases of 4,227,998 shares of the Company's common stock at an average price of $49.19 per share for an aggregate cost of $208.0 million (excluding broker commissions) during the period January 1, 2011 through June 30, 2011.

        Following is a summary of stock repurchases made during the three months ended June 30, 2011:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
April 1 - 30, 2011	744,583	$48.96	744,583	$210,515
May 1 - 31, 2011	537,235	$51.09	537,235	183,068
June 1 - 30, 2011	428,755	$52.51	428,755	160,554

	1,710,573		1,710,573

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from July 1, 2011 through July 26, 2011, the Company made additional open market purchases of 286,399 shares of the Company's common stock at an aggregate cost of $15.8 million, excluding broker commissions.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        On July 26, 2011 the Board of Directors of the Company reviewed the results of the vote of the shareholders regarding how frequently shareholders of the Company should vote on the executive compensation of the executive officers of the Company and decided that it will hold an annual vote of shareholders on executive compensation.

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
101
The following materials from the Company's Annual Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2011	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)