Form 10-Q
period 2011-09-30
MAGELLAN HEALTH SERVICES INC
filed 2011-10-27
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of September 30, 2011 was 28,468,410.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2010	September 30, 2011 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$337,179	$142,365
Restricted cash	116,734	155,559
Accounts receivable, less allowance for doubtful accounts of $1,985 and $2,286 at December 31, 2010 and September 30, 2011, respectively	106,934	114,436
Short-term investments (restricted investments of $114,903 and $140,707 at December 31, 2010 and September 30, 2011, respectively)	189,530	240,753
Deferred income taxes	28,439	33,541
Other current assets (restricted deposits of $21,302 and $21,716 at December 31, 2010 and September 30, 2011, respectively)	79,671	72,460

Total Current Assets	858,487	759,114
Property and equipment, net	111,814	114,904
Long-term investments (restricted investments of $84,950 and $13,396 at December 31, 2010 and September 30, 2011, respectively)	94,974	13,396
Deferred income taxes	825	—
Other long-term assets	2,396	10,036
Goodwill	426,939	426,939
Other intangible assets, net	53,997	47,268

Total Assets	$1,549,432	$1,371,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$31,878	$19,249
Accrued liabilities	105,776	108,836
Medical claims payable	142,671	140,976
Other medical liabilities	109,285	95,517
Current maturities of long-term capital lease obligation	559	559

Total Current Liabilities	390,169	365,137
Deferred income taxes	—	11,164
Tax contingencies	117,599	109,066
Deferred credits and other long-term liabilities	2,649	6,725

Total Liabilities	510,417	492,092

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2010 and September 30, 2011—Issued and outstanding—43,687 shares and 33,782 shares at December 31, 2010, respectively, and 45,101 and 28,468 shares at September 30, 2011, respectively	437	451
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	725,322	794,845
Retained earnings	694,582	794,466
Warrants outstanding	420	—
Accumulated other comprehensive income (loss)	9	(293)
Ordinary common stock in treasury, at cost, 9,905 shares and 16,633 shares at December 31, 2010 and September 30, 2011, respectively	(381,755)	(709,904)

Total Stockholders' Equity	1,039,015	879,565

Total Liabilities and Stockholders' Equity	$1,549,432	$1,371,657

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net revenue	$750,319	$686,843	$2,220,030	$2,077,936

Cost and expenses:
Cost of care	467,160	448,051	1,416,317	1,323,197
Cost of goods sold	55,071	57,636	166,138	167,559
Direct service costs and other operating expenses(1)	141,581	130,038	419,452	393,384
Depreciation and amortization	13,950	15,069	41,607	43,288
Interest expense	482	457	1,751	1,422
Interest income	(846)	(592)	(2,466)	(2,265)

	677,398	650,659	2,042,799	1,926,585

Income before income taxes	72,921	36,184	177,231	151,351
Provision for income taxes	28,137	4,829	71,500	51,467

Net income	44,784	31,355	105,731	99,884
Other comprehensive income (loss)	280	(380)	21	(302)

Comprehensive income	$45,064	$30,975	$105,752	$99,582

Weighted average number of common shares outstanding—basic (See Note B)	33,450	29,900	33,715	31,406

Weighted average number of common shares outstanding—diluted (See Note B)	34,171	30,438	34,345	31,988

Net income per common share—basic:	$1.34	$1.05	$3.14	$3.18

Net income per common share—diluted:	$1.31	$1.03	$3.08	$3.12

(1)
Includes stock compensation expense of $3,596 and $4,425 for the three months ended September 30, 2010 and 2011, respectively, and $11,830 and $13,408 for the nine months ended September 30, 2010 and 2011, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2010	2011
Cash flows from operating activities:
Net income	$105,731	$99,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,607	43,288
Non-cash interest expense	463	320
Non-cash stock compensation expense	11,830	13,408
Non-cash income tax expense	32,260	(248)
Non-cash amortization (accretion) on investments	6,851	9,660
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	62,413	(38,825)
Accounts receivable, net	10,279	(8,439)
Other assets	(4,085)	(751)
Accounts payable and accrued liabilities	889	(10,216)
Medical claims payable and other medical liabilities	(14,085)	(15,463)
Other	126	3,501

Net cash provided by operating activities	254,279	96,119

Cash flows from investing activities:
Capital expenditures	(32,201)	(38,468)
Acquisitions and investments in businesses, net of cash acquired	—	(376)
Purchase of investments	(235,420)	(210,890)
Maturity of investments	154,979	231,093

Net cash used in investing activities	(112,642)	(18,641)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(588)	—
Payments to acquire treasury stock	(74,427)	(327,886)
Proceeds from issuance of equity	—	20,000
Proceeds from exercise of stock options and warrants	23,121	34,755
Other	(1,611)	839

Net cash used in financing activities	(53,505)	(272,292)

Net increase (decrease) in cash and cash equivalents	88,132	(194,814)
Cash and cash equivalents at beginning of period	196,507	337,179

Cash and cash equivalents at end of period	$284,639	$142,365

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

September 30, 2011

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

September 30, 2011

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

September 30, 2011

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $610.3 million and $1,784.9 million for the three and nine months ended September 30, 2010, respectively, and $533.3 million and $1,627.9 million for the three and nine months ended September 30, 2011, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from fee-for-service and cost-plus contracts approximated $47.0 million and $145.3 million for the three and nine months ended September 30, 2010, respectively, and $45.0 million and $131.3 million for the three and nine months ended September 30, 2011, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE A—General (Continued)

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $26.0 million and $82.8 million for the three and nine months ended September 30, 2010, respectively, and $31.8 million and $85.0 million for the three and nine months ended September 30, 2011, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $58.6 million and $178.3 million for the three and nine months ended September 30, 2010, respectively, and $61.8 million and $178.7 million for the three and nine months ended September 30, 2011, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $2.9 million and $8.7 million for the three and nine months ended September 30, 2010, respectively, and $2.4 million and $15.6 million for the three and nine months ended September 30, 2011, respectively.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2010 and 2011.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 719,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE A—General (Continued)

or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $602.4 million and $570.1 million for the nine months ended September 30, 2010 and 2011, respectively.

        One of the Company's top ten customers during 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $130.9 million for the nine months ended September 30, 2010. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE A—General (Continued)

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2010 and 2011 (in thousands):

Segment	Term Date	2010		2011
Commercial
Customer A	December 31, 2012	$189,949		$131,633
Customer B	June 30, 2014	54,822		50,089
Customer C	June 30, 2012 to November 30, 2013(1)	40,303	*	82,695
Public Sector
Customer D	June 30, 2012(2)	113,540		135,597
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(3)	119,155		—
Customer E	November 30, 2012 to April 30, 2013(1)	84,435		100,575
Customer F	June 30, 2011 to November 30, 2011(1)(4)	50,982		34,271
Customer G	June 30, 2014	40,203		40,928
Customer H	March 31, 2013	4,057	*	25,708
Specialty Pharmaceutical Management
Customer I	November 30, 2011 to March 31, 2012(1)	65,421		64,731
Customer J	September 1, 2011 to April 29, 2012(1)	43,246		41,704
Customer E	February 1, 2012 to April 30, 2013(1)	26,937		19,499	*
Medicaid Administration
Customer K	December 4, 2011(4)	23,531		22,193
Customer L	September 30, 2013(5)	6,647	*	61,543
Customer M	September 30, 2011 to June 30, 2017(1)	17,905		18,635
Customer N	August 31, 2011 to June 30, 2013(1)	16,357		13,689	*
Customer O	June 30, 2013 to September 30, 2014(1)	12,097		17,221

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

September 30, 2011

(Unaudited)

NOTE A—General (Continued)

(4)
The customer has informed the Company that this contract will not be renewed.

(5)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $255.0 million and $265.1 million for the nine months ended September 30, 2010 and 2011, respectively. Net revenues from the Florida Areas in the aggregate totaled $106.0 million and $100.0 million for the nine months ended September 30, 2010 and 2011, respectively.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2010 and September 30, 2011 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$68,726	$—	$68,726
Restricted Cash(2)	—	72,698	—	72,698
Investments:
U.S. Government and agency securities	2,179	—	—	2,179
Obligations of government-sponsored enterprises(3)	—	10,138	—	10,138
Corporate debt securities	—	268,769	—	268,769
Certificates of deposit	—	750	—	750
Taxable municipal bonds	—	2,668	—	2,668

December 31, 2010	$2,179	$423,749	$—	$425,928

	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(4)	$—	$7,732	$—	$7,732
Restricted Cash(5)	—	32,524	—	32,524
Investments:
U.S. Government and agency securities	698	—	—	698
Obligations of government-sponsored enterprises(6)	—	11,161	—	11,161
Corporate debt securities	—	242,090	—	242,090
Certificates of deposit	—	200	—	200

September 30, 2011	$698	$293,707	$—	$294,405

(1)
Excludes $268.5 million of cash held in bank accounts by the Company.

(2)
Excludes $44.0 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

(4)
Excludes $134.7 million of cash held in bank accounts by the Company.

(5)
Excludes $123.1 million of restricted cash held in bank accounts by the Company.

(6)
Includes investments in notes issued by the Federal Home Loan Bank.

        For the nine months ended September 30, 2011, the Company has not transferred any assets between fair value measurement levels.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

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

        As of December 31, 2010 and September 30, 2011, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the nine

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE A—General (Continued)

months ended September 30, 2010 or 2011. The following is a summary of short-term and long-term investments at December 31, 2010 and September 30, 2011 (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$2,178	$1	$—	$2,179
Obligations of government-sponsored enterprises(1)	10,142	7	(11)	10,138
Corporate debt securities	268,739	245	(215)	268,769
Certificates of deposit	750	—	—	750
Taxable municipal bonds	2,680	—	(12)	2,668

Total investments at December 31, 2010	$284,489	$253	$(238)	$284,504

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$698	$—	$—	$698
Obligations of government-sponsored enterprises(2)	11,160	4	(3)	11,161
Corporate debt securities	242,569	53	(532)	242,090
Certificates of deposit	200	—	—	200

Total investments at September 30, 2011	$254,627	$57	$(535)	$254,149

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

(2)
Includes investments in notes issued by the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of September 30, 2011 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2011	$92,150	$92,062
2012	159,009	158,644
2013	3,468	3,443

Total investments at September 30, 2011	$254,627	$254,149

Income Taxes

        The Company's effective income tax rates were 40.3 percent and 34.0 percent for the nine months ended September 30, 2010 and 2011, respectively. These rates differ from the federal statutory income

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE A—General (Continued)

tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2011 is lower than the effective rate for the nine months ended September 30, 2010 mainly due to more significant reversals of tax contingencies in the current year as a result of closure of statutes of limitation.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to December 31, 2007. Further, the statutes of limitation regarding the assessment of federal and certain state and local income taxes for the year ended December 31, 2007 expired during the current quarter. As a result, $9.6 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2010 was reversed in the current quarter as a result of statute expirations, $8.1 million of which is reflected as a discrete adjustment to the effective rate.

Stock Compensation

        At December 31, 2010 and September 30, 2011, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The Company recorded stock compensation expense of $3.6 million and $11.8 million for the three and nine months ended September 30, 2010, respectively, and $4.4 million and $13.4 million for the three and nine months ended September 30, 2011, respectively. Stock compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2010 and 2011 has been reduced for estimated forfeitures, estimated at five percent and four percent, respectively.

        The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2011 was $12.94 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 29.9 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the nine months ended September 30, 2010 and 2011, $0 million and $2.1 million of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows, respectively. For the nine months ended September 30, 2010 the change to additional paid in capital related to tax benefits (deficiencies) was $(0.8) million. For the nine months ended September 30, 2011, the change to additional paid in capital related to tax benefits (deficiencies) was $1.8 million which includes the $2.1 million of excess tax benefits offset by $(0.3) million of tax deficiencies.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the nine months ended September 30, 2011 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,775,586	$39.27
Granted	1,120,716	49.25
Forfeited	(29,306)	42.98
Exercised	(881,362)	38.35

Outstanding, end of period	3,985,634	42.26

Vested and expected to vest, end of period	3,891,114	42.16

Exercisable, end of period	1,835,319	$39.84

        All of the Company's options granted during the nine months ended September 30, 2011 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Fair Value
Outstanding, beginning of period	22,309	$39.23
Awarded	18,748	52.11
Vested	(22,309)	39.23
Forfeited	—	—

Outstanding, ending of period	18,748	$52.11

        Restricted stock awards granted during the nine months ended September 30, 2011 generally vest on the anniversary of the date of grant.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Fair Value
Outstanding, beginning of period	190,488	$38.43
Awarded	112,543	49.10
Vested	(90,853)	37.50
Forfeited	(2,856)	45.12

Outstanding, ending of period	209,322	$44.49

        Restricted stock units granted during the nine months ended September 30, 2011 generally vest ratably on each anniversary date over the three years subsequent to grant.

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

        There were $0.6 million of capital lease obligations at December 31, 2010 and September 30, 2011, respectively, $44.9 million and $36.2 million of letters of credit outstanding at December 31, 2010 and September 30, 2011, respectively, and no Revolving Loan borrowings at December 31, 2010 or September 30, 2011.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Numerator:
Net income	$44,784	$31,355	$105,731	$99,884

Denominator:
Weighted average number of common shares outstanding—basic	33,450	29,900	33,715	31,406
Common stock equivalents—stock options	475	446	389	487
Common stock equivalents—warrants	157	—	150	—
Common stock equivalents—restricted stock	6	4	13	10
Common stock equivalents—restricted stock units	83	88	78	85
Common stock equivalents—employee stock purchase plan	—	—	—	—

Weighted average number of common shares outstanding—diluted	34,171	30,438	34,345	31,988

Net income per common share—basic	$1.34	$1.05	$3.14	$3.18

Net income per common share—diluted	$1.31	$1.03	$3.08	$3.12

        The weighted average number of common shares outstanding for the three and nine months ended September 30, 2010 and 2011 were calculated using outstanding shares of the Company's Ordinary Common Stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2010 and 2011 represent stock options to purchase shares of the Company's Ordinary Common Stock, restricted stock awards and restricted stock units, stock to be purchased under the Employee Stock Purchase Plan and shares of Ordinary Common Stock related to certain warrants issued on January 5, 2004.

        The Company had additional potential dilutive securities outstanding representing 1.2 million and 1.9 million options, respectively, for the three and nine months ended September 30, 2010, and 1.1 million and 0.9 million options for the three and nine months ended September 30, 2011, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE C—Business Segment Information (Continued)

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended September 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$165,270	$364,102	$116,379	$68,609	$42,606	$(6,647)	$750,319
Cost of care	(84,485)	(310,261)	(72,980)	—	(6,081)	6,647	(467,160)
Cost of goods sold	—	—	—	(55,071)	—	—	(55,071)
Direct service costs	(40,156)	(17,554)	(17,366)	(8,064)	(27,928)	—	(111,068)
Other operating expenses	—	—	—	—	—	(30,513)	(30,513)
Stock compensation expense(1)	124	181	362	108	36	2,785	3,596

Segment profit (loss)	$40,753	$36,468	$26,395	$5,582	$8,633	$(27,728)	$90,103

Three Months Ended September 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$135,365	$362,104	$78,659	$73,792	$57,692	$(20,769)	$686,843
Cost of care	(81,503)	(318,807)	(49,186)	—	(19,324)	20,769	(448,051)
Cost of goods sold	—	—	—	(57,636)	—	—	(57,636)
Direct service costs	(36,582)	(16,741)	(14,717)	(6,563)	(26,221)	—	(100,824)
Other operating expenses	—	—	—	—	—	(29,214)	(29,214)
Stock compensation expense(1)	208	218	355	380	36	3,228	4,425

Segment profit (loss)	$17,488	$26,774	$15,111	$9,973	$12,183	$(25,986)	$55,543

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE C—Business Segment Information (Continued)

Nine Months Ended September 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$487,954	$1,081,581	$331,099	$204,740	$121,303	$(6,647)	$2,220,030
Cost of care	(265,740)	(930,932)	(220,211)	—	(6,081)	6,647	(1,416,317)
Cost of goods sold	—	—	—	(166,138)	—	—	(166,138)
Direct service costs	(115,340)	(50,559)	(47,605)	(19,537)	(94,555)	—	(327,596)
Other operating expenses	—	—	—	—	—	(91,856)	(91,856)
Stock compensation expense(1)	556	554	1,123	365	76	9,156	11,830

Segment profit (loss)	$107,430	$100,644	$64,406	$19,430	$20,743	$(82,700)	$229,953

Nine Months Ended September 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$425,086	$1,074,904	$258,479	$213,388	$167,622	$(61,543)	$2,077,936
Cost of care	(235,938)	(933,662)	(157,731)	—	(57,409)	61,543	(1,323,197)
Cost of goods sold	—	—	—	(167,559)	—	—	(167,559)
Direct service costs	(113,502)	(50,203)	(47,280)	(18,658)	(78,056)	—	(307,699)
Other operating expenses	—	—	—	—	—	(85,685)	(85,685)
Stock compensation expense(1)	677	654	1,238	639	100	10,100	13,408

Segment profit (loss)	$76,323	$91,693	$54,706	$27,810	$32,257	$(75,585)	$207,204

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Segment profit	$90,103	$55,543	$229,953	$207,204
Stock compensation expense	(3,596)	(4,425)	(11,830)	(13,408)
Depreciation and amortization	(13,950)	(15,069)	(41,607)	(43,288)
Interest expense	(482)	(457)	(1,751)	(1,422)
Interest income	846	592	2,466	2,265

Income before income taxes	$72,921	$36,184	$177,231	$151,351

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

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

        Pursuant to this program, the Company made open market purchases of 6,728,222 shares of the Company's common stock at an average price of $48.74 per share for an aggregate cost of $327.9 million (excluding broker commissions) during the period January 1, 2011 through September 30, 2011.

        During the period from October 1, 2011 through October 24, 2011, the Company made additional open market purchases of 517,705 shares of the Company's common stock at an aggregate cost of $25.6 million, excluding broker commissions.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

NOTE E—Subsequent Event

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Commercial segment generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of September 30, 2011, Commercial's covered lives were 3.7 million, 12.9 million and 12.6 million for risk-based, ASO and EAP products, respectively. For the nine months ended September 30, 2011, Commercial's revenue was $281.5 million, $73.0 million and $70.6 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Public Sector segment generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of September 30, 2011, Public Sector's covered lives were 1.7 million and 0.3 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2011, Public Sector's revenue was $1.1 billion and $4.4 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of September 30, 2011, covered lives for Radiology Benefits Management were 4.3 million and 12.0 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2011, revenue for Radiology Benefits Management was $222.5 million and $36.0 million for risk-based and ASO products, respectively.

Specialty Pharmaceutical Management

        The Specialty Pharmaceutical Management segment comprises programs that manage specialty drugs used in the treatment of complex conditions such as, cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, oral, or inhaled drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; (iii) strategic consulting services; and (iv) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans and several pharmaceutical manufacturers and state Medicaid programs as of September 30, 2011.

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

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the nine months ended September 30, 2010 and 2011.

        Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 719,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $602.4 million and $570.1 million for the nine months ended September 30, 2010 and 2011, respectively.

        One of the Company's top ten customers during 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $130.9 million for the nine months ended September 30, 2010. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2010 and 2011 (in thousands):

Segment	Term Date	2010		2011
Commercial
Customer A	December 31, 2012	$189,949		$131,633
Customer B	June 30, 2014	54,822		50,089
Customer C	June 30, 2012 to November 30, 2013(1)	40,303	*	82,695
Public Sector
Customer D	June 30, 2012(2)	113,540		135,597
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(3)	119,155		—
Customer E	November 30, 2012 to April 30, 2013(1)	84,435		100,575
Customer F	June 30, 2011 to November 30, 2011(1)(4)	50,982		34,271
Customer G	June 30, 2014	40,203		40,928
Customer H	March 31, 2013	4,057	*	25,708
Specialty Pharmaceutical Management
Customer I	November 30, 2011 to March 31, 2012(1)	65,421		64,731
Customer J	September 1, 2011 to April 29, 2012(1)	43,246		41,704
Customer E	February 1, 2012 to April 30, 2013(1)	26,937		19,499	*
Medicaid Administration
Customer K	December 4, 2011(4)	23,531		22,193
Customer L	September 30, 2013(5)	6,647	*	61,543
Customer M	September 30, 2011 to June 30, 2017(1)	17,905		18,635
Customer N	August 31, 2011 to June 30, 2013(1)	16,357		13,689	*
Customer O	June 30, 2013 to September 30, 2014(1)	12,097		17,221

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

  Concentration of Business

        The Company also has a significant concentration of business with the Pennsylvania Counties which are part of the Pennsylvania Medicaid program, and with the Florida Areas which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $255.0 million and $265.1 million for the nine months ended September 30, 2010 and 2011, respectively. Net revenues from the Florida Areas in the aggregate totaled $106.0 million and $100.0 million for the nine months ended September 30, 2010 and 2011, respectively.

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

Income Taxes

        The Company's effective income tax rates were 40.3 percent and 34.0 percent for the nine months ended September 30, 2010 and 2011, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2011 is lower than the effective rate for the nine months ended September 30, 2010 mainly due to more significant reversals of tax contingencies in the current year as a result of closure of statutes of limitation.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to December 31, 2007. Further, the statutes of limitation regarding the assessment of federal and certain state and local income taxes for the year ended December 31, 2007 expired during the current quarter. As a result, $9.6 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2010 was reversed in the current quarter as a result of statute expirations, $8.1 million of which is reflected as a discrete adjustment to the effective rate.

Results of Operations

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on Segment Profit. Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated. The Company's segments are defined above. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended September 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$165,270	$364,102	$116,379	$68,609	$42,606	$(6,647)	$750,319
Cost of care	(84,485)	(310,261)	(72,980)	—	(6,081)	6,647	(467,160)
Cost of goods sold	—	—	—	(55,071)	—	—	(55,071)
Direct service costs	(40,156)	(17,554)	(17,366)	(8,064)	(27,928)	—	(111,068)
Other operating expenses	—	—	—	—	—	(30,513)	(30,513)
Stock compensation expense(1)	124	181	362	108	36	2,785	3,596

Segment profit (loss)	$40,753	$36,468	$26,395	$5,582	$8,633	$(27,728)	$90,103

Three Months Ended September 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$135,365	$362,104	$78,659	$73,792	$57,692	$(20,769)	$686,843
Cost of care	(81,503)	(318,807)	(49,186)	—	(19,324)	20,769	(448,051)
Cost of goods sold	—	—	—	(57,636)	—	—	(57,636)
Direct service costs	(36,582)	(16,741)	(14,717)	(6,563)	(26,221)	—	(100,824)
Other operating expenses	—	—	—	—	—	(29,214)	(29,214)
Stock compensation expense(1)	208	218	355	380	36	3,228	4,425

Segment profit (loss)	$17,488	$26,774	$15,111	$9,973	$12,183	$(25,986)	$55,543

Nine Months Ended September 30, 2010	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$487,954	$1,081,581	$331,099	$204,740	$121,303	$(6,647)	$2,220,030
Cost of care	(265,740)	(930,932)	(220,211)	—	(6,081)	6,647	(1,416,317)
Cost of goods sold	—	—	—	(166,138)	—	—	(166,138)
Direct service costs	(115,340)	(50,559)	(47,605)	(19,537)	(94,555)	—	(327,596)
Other operating expenses	—	—	—	—	—	(91,856)	(91,856)
Stock compensation expense(1)	556	554	1,123	365	76	9,156	11,830

Segment profit (loss)	$107,430	$100,644	$64,406	$19,430	$20,743	$(82,700)	$229,953

Nine Months Ended September 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$425,086	$1,074,904	$258,479	$213,388	$167,622	$(61,543)	$2,077,936
Cost of care	(235,938)	(933,662)	(157,731)	—	(57,409)	61,543	(1,323,197)
Cost of goods sold	—	—	—	(167,559)	—	—	(167,559)
Direct service costs	(113,502)	(50,203)	(47,280)	(18,658)	(78,056)	—	(307,699)
Other operating expenses	—	—	—	—	—	(85,685)	(85,685)
Stock compensation expense(1)	677	654	1,238	639	100	10,100	13,408

Segment profit (loss)	$76,323	$91,693	$54,706	$27,810	$32,257	$(75,585)	$207,204

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Segment profit	$90,103	$55,543	$229,953	$207,204
Stock compensation expense	(3,596)	(4,425)	(11,830)	(13,408)
Depreciation and amortization	(13,950)	(15,069)	(41,607)	(43,288)
Interest expense	(482)	(457)	(1,751)	(1,422)
Interest income	846	592	2,466	2,265

Income before income taxes	$72,921	$36,184	$177,231	$151,351

Quarter ended September 30, 2011 ("Current Year Quarter"), compared to the quarter ended September 30, 2010 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 18.1 percent or $29.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to program changes of $22.6 million, terminated contracts of $14.5 million, net decreased membership from existing customers of $4.9 million, and other net decreases of $5.5 million, which decreases were partially offset by new contracts implemented after (or during) the Prior Year Quarter of $10.8 million, favorable rate changes of $5.0 million, and unfavorable retroactive rate adjustments of $1.8 million recorded in the Prior Year Quarter.

Cost of Care

        Cost of care decreased by 3.5 percent or $3.0 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to program changes of $23.0 million, decreased membership from existing customers of $3.0 million, and terminated contracts of $2.7 million, which decreases were partially offset by new contracts implemented after (or during) the Prior Year Quarter of $9.4 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $6.7 million, unfavorable prior period medical claims development recorded in the Current Year Quarter of $3.1 million, and care trends and other net variances of $6.5 million. Cost of care as a percentage of risk revenue (excluding EAP business) increased from 70.1 percent in the

Prior Year Quarter to 84.7 percent in the Current Year Quarter, mainly due to unfavorable care development and care trends.

Direct Service Costs

        Direct service costs decreased by 8.9 percent or $3.6 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs increased as a percentage of revenue from 24.3 percent in the Prior Year Quarter to 27.0 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 0.5 percent or $2.0 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to unfavorable rate changes of $17.9 million, the revenue impact for favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $7.5 million, the recognition in the Prior Year Quarter of $6.8 million of previously deferred revenue on the Maricopa Contract, and the revenue impact for favorable prior period medical claims development in the Current Year Quarter of $3.0 million, which decreases were partially offset by increased membership from existing customers of $29.5 million, the revenue impact for favorable prior period medical claims development recorded in the Prior Year Quarter of $1.4 million, and other net increases of $2.3 million.

Cost of Care

        Cost of care increased by 2.8 percent or $8.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to care associated with rate changes for contracts with minimum care requirements of $13.2 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $7.5 million, and favorable prior period medical claims development recorded in the Current Year Quarter of $3.3 million, which decreases were partially offset by increased membership from existing customers of $26.0 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $3.7 million, and care trends and other net unfavorable variances of $2.8 million. Cost of care increased as a percentage of risk revenue from 85.5 percent in the Prior Year Quarter to 88.4 percent in the Current Year Quarter mainly due to the recognition in the Prior Year Quarter of previously deferred revenue on the Maricopa Contract.

Direct Service Costs

        Direct service costs decreased by 4.6 percent or $0.8 million from the Prior Year Quarter to the Current Year Quarter. Direct service costs decreased as a percentage of revenue from 4.8 percent for the Prior Year Quarter to 4.6 percent in the Current Year Quarter mainly due changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 32.4 percent or $37.7 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $54.4 million, which decrease was partially offset by program changes of $7.2 million, new contracts implemented after (or during) the Prior Year Quarter of $3.8 million, increased membership from existing customers of $2.0 million, favorable rate changes of $1.1 million, and other net increases of $2.6 million.

Cost of Care

        Cost of care decreased by 32.6 percent or $23.8 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily attributed to the impact of care associated with terminated contracts of $37.5 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.1 million, favorable prior period medical claims development recorded in the Current Year Quarter of $1.5 million, and favorable care trends and other net variances of $1.0 million, which decreases were partially offset by program changes of $7.7 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $5.4 million, new business of $3.5 million, and increased membership from existing customers of $1.7 million. Cost of care increased as a percentage of risk revenue from 70.3 percent in the Prior Year Quarter to 71.5 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 15.3 percent or $2.6 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of revenue, direct service costs increased from 14.9 percent in the Prior Year Quarter to 18.7 percent in the Current Year Quarter, mainly due to changes in business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 7.6 percent or $5.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased dispensing activity of $3.4 million and formulary optimization revenue of $1.9 million, which increases were partially offset by other net decreases of $0.1 million.

Cost of Goods Sold

        Cost of goods sold increased by 4.7 percent or $2.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold decreased from 94.0 percent in the Prior Year Quarter to 93.3 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs decreased by 18.6 percent or $1.5 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to decreased employee compensation and benefits. As a percentage of revenue, direct service costs decreased from 11.8 percent in the Prior Year Quarter to 8.9 percent in the Current Year Quarter, mainly due to decreased employee compensation and benefits, and changes in business mix.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration increased by 35.4 percent or $15.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers which started September 1, 2010, partially offset by terminated contracts.

Cost of Care

        Cost of care increased by $13.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is attributed to the subcontract with Public Sector. Cost of care increased as a percentage of risk revenue from 91.5 percent in the Prior Year Quarter to 93.0 percent in the Current Year Quarter, mainly due to unfavorable care trends.

Direct Service Costs

        Direct service costs decreased by 6.1 percent or $1.7 million. This decrease was primarily due to terminated contracts and operating efficiencies. As a percentage of revenue, direct service costs decreased from 65.5 percent in the Prior Year Quarter to 45.4 percent in the Current Year Quarter, mainly due to changes in business mix, including the new risk-based subcontract discussed above.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 4.3 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease results primarily due to net one-time unfavorable adjustments recorded in the Prior Year Quarter of $0.9 million and other net favorable variances of $0.4 million. As a percentage of total net revenue, other operating expenses increased from 4.1 percent for the Prior Year Quarter to 4.3 percent for the Current Year Quarter, primarily due to changes in business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 8.0 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter, mainly due to asset additions after the Prior Year Quarter.

Interest Expense

        Interest expense was $0.5 million in the Current Year Quarter, which is consistent with the Prior Year Quarter.

Interest Income

        Interest income decreased by $0.3 million from the Prior Year Quarter to the Current Year Quarter, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 38.6 percent in the Prior Year Quarter and 13.3 percent in the Current Year Quarter. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the Current Year Quarter is lower than the Prior Year Quarter mainly due to more significant reversals of tax contingencies in the Current Year Quarter as a result of closure of statutes of limitation.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for the year ended December 31, 2007 expired during the Current Year Quarter. As a result, $9.6 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2010 was reversed in the Current Year Quarter as a result of statute expirations, $8.1 million of which is reflected as a discrete adjustment to the effective rate.

 Nine months ended September 30, 2011 ("Current Year Period"), compared to the nine months ended September 30, 2010 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 12.9 percent or $62.9 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to program changes of $69.8 million, terminated contracts of $43.0 million, net decreased membership from existing customers of $10.8 million, favorable retroactive membership adjustments recorded in the Prior Year Period of $1.6 million, net retroactive incentive revenue recorded in the Prior Year Period of $1.5 million, and other net unfavorable variances of $2.3 million, which decreases were partially offset by new contracts implemented after (or during) the Prior Year Period of $39.9 million, favorable rate changes of $17.8 million, favorable retroactive membership and rate adjustments recorded in the Current Year Period of $6.6 million, and unfavorable retroactive rate adjustments recorded in the Prior Year Period of $1.8 million.

Cost of Care

        Cost of care decreased by11.2 percent or $29.8 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to program changes of $74.4 million, terminated contracts of $8.2 million, and decreased membership from existing customers of $6.1 million, which decreases were partially offset by new business of $35.1 million, favorable prior period medical claims development recorded in the Prior Year Period of $2.3 million, and care trends and other net variances of $21.5 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 75.4 percent in the Prior Year Period to 76.2 percent in the Current Year Period, mainly due to unfavorable care development and care trends.

Direct Service Costs

        Direct service costs decreased by 1.6 percent or $1.8 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly attributable to terminated contracts. Direct service costs increased as a percentage of revenue from 23.6 percent in the Prior Year Period to 26.7 percent in the Current Year Period, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 0.6 percent or $6.7 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to unfavorable rate changes of $23.5 million, the recognition in the Prior Year Period of $12.5 million of previously deferred revenue on the Maricopa Contract, unfavorable retroactive contract funding adjustments in the Current Year Period of $11.8 million, the revenue impact for favorable prior period medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $9.7 million, and the revenue impact for favorable prior period medical claims development recorded in the Current Year Period of $2.3 million, which decreases were partially offset by increased membership from existing customers of $41.3 million, net retroactive incentive revenue recorded in the Current Year Period of $6.8 million, and other net increases of $5.0 million.

Cost of Care

        Cost of care increased by 0.3 percent or $2.7 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to increased membership from existing customers of

$36.1 million, favorable prior period medical claims development recorded in the Prior Year Period of $6.4 million, and care trends and other net variances of $3.7 million, which increases were partially offset by care associated with rate changes for contracts with minimum care requirements of $17.9 million, care associated with retroactive contract funding adjustments of $13.4 million, favorable prior period medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $9.7 million, and favorable prior period medical claims development recorded in the Current Year Period of $2.5 million. Cost of care increased as a percentage of risk revenue from 86.4 percent in the Prior Year Period to 87.2 percent in the Current Year Period mainly due to unfavorable rate changes.

Direct Service Costs

        Direct service costs decreased by 0.7 percent or $0.4 million from the Prior Year Period to the Current Year Period. Direct service costs as a percentage of revenue was 4.7 percent in the Current Year Period, which is consistent with the Prior Year Period.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 21.9 percent or $72.6 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $133.5 million and decreased membership from existing customers of $3.5 million. These decreases were partially offset by new contracts implemented after (or during) the Prior Year Period of $28.5 million, program changes of $22.5 million, favorable rate changes of $5.9 million, higher profit share impact in the Prior Year Period of $5.2 million related to timing, and other net increases of $2.3 million.

Cost of Care

        Cost of care decreased by 28.4 percent or $62.5 million from the Prior Year Period to the Current Year Period. This decrease is primarily attributed to terminated contracts of $95.2 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $4.6 million, favorable prior period medical claims development recorded in the Current Year Period of $2.6 million, decreased membership from existing customers of $2.1 million, and care trends and other net variances of $8.4 million. These decreases were partially offset by new contracts implemented after (or during) the Prior Year Period of $26.0 million, program changes of $22.4 million, and favorable prior period medical claims development recorded in the Prior Year Period of $2.0 million. Cost of care decreased as a percentage of risk revenue from 74.9 percent in the Prior Year Period to 70.9 percent in the Current Year Period mainly due to net favorable care development and business mix.

Direct Service Costs

        Direct service costs decreased by 0.7 percent or $0.3 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of revenue, direct service costs increased from 14.4 percent in the Prior Year Period to 18.3 percent in the Current Year Period, mainly due to changes in business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 4.2 percent or $8.6 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased formulary optimization revenue of $4.7 million, the recognition in the Current Year Period of medical pharmacy management revenue which was previously deferred of $2.5 million, increased dispensing activity of $1.0 million, and other net increases of $0.4 million.

Cost of Goods Sold

        Cost of goods sold increased by 0.9 percent or $1.4 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 93.2 percent in the Prior Year Period to 93.7 percent in the Current Year Period, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 4.5 percent or $0.9 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to decreased employee compensation and benefits. As a percentage of revenue, direct service costs decreased from 9.5 percent in the Prior Year Period to 8.7 percent in the Current Year Period, mainly due to decreased employee compensation and benefits, and changes in business mix.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration increased by 38.2 percent or $46.3 million from the Prior Year Period to the Current Year Period. This increase is primarily due to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a limited risk basis for one of Public Sector's customers which started September 1, 2010, partially offset by terminated contracts.

Cost of Care

        Cost of care increased by $51.3 million from the Prior Year Period to the Current Year Period. This increase is attributed to the subcontract with Public Sector. Cost of care increased as a percentage of risk revenue from 91.5 percent in the Prior Year Period to 93.3 percent in the Current Year Period, mainly due to unfavorable care trends.

Direct Service Costs

        Direct service costs decreased by 17.4 percent or $16.5 million. This decrease was primarily due to terminated contracts and operating efficiencies. As a percentage of revenue, direct service costs decreased from 77.9 percent in the Prior Year Period to 46.6 percent in the Current Year Period, mainly due to changes in business mix, including the new risk-based subcontract discussed above.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 6.7 percent or $6.2 million from the Prior Year Period to the Current Year Period. The decrease results primarily from net one-time unfavorable adjustments recorded in the Prior Year Period of $3.1 million, net one-time favorable adjustments recorded in the Current Year Period of $0.8 million, and other net favorable variances of $2.3 million. As a percentage of total net revenue, other operating expenses were 4.1 percent for the Current Year Period, which is consistent with the Prior Year Period.

Depreciation and Amortization

        Depreciation and amortization expense increased by 4.0 percent or $1.7 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period.

Interest Expense

        Interest expense decreased by $0.3 million from the Prior Year Period to the Current Year Period, mainly due to lower costs associated with the 2010 Credit Facility.

Interest Income

        Interest income decreased by $0.2 million from the Prior Year Period to the Current Year Period, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 40.3 percent in the Prior Year Period and 34.0 percent in the Current Year Period. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the Current Year Period is lower than the Prior Year Period mainly due to more significant reversals of tax contingencies in the Current Year Period as a result of closure of statutes of limitation.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for the year ended December 31, 2007 expired during the Current Year Period. As a result, $9.6 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2010 was reversed in the Current Year Period as a result of statute expirations, $8.1 million of which is reflected as a discrete adjustment to the effective rate.

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

        Care Trends.    The Company expects that the care trend factors for 2011 will be approximately 9 percent, 0 percent and 0 percent for Commercial, Public Sector and Radiology Benefits Management, respectively.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2010 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2010 Credit Facility as of September 30, 2011, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $254.3 million and $96.1 million for the Prior Year Period and Current Year Period, respectively. The $158.2 million decrease in operating cash flows from the Prior Year Period to the Current Year Period is primarily attributable to the decrease in Segment Profit, the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change, and other net unfavorable items primarily associated with working capital changes, partially offset by a reduction in tax payments.

        Segment Profit for the Current Year Period decreased $22.8 million from the Prior Year Period. During the Prior Year Period, $29.1 million of restricted cash was shifted to restricted investments as compared to the Current Year Period, in which $45.7 million of restricted investments were shifted to restricted cash, resulting in a net decrease in operating cash flows between periods of $74.8 million. Operating cash flows for the Prior Year Period were impacted by net favorable working capital changes of $46.2 million as compared to net unfavorable working capital changes of $30.3 million for the Current Year Period. During the Prior Year Period, Radiology Benefits Management had favorable working capital changes associated with the build-up of medical claims payable for new risk business, while Specialty Pharmaceutical Management had favorable working capital changes due to reductions in accounts receivable and inventory balances primarily attributable to timing. During the Current Year Period, Specialty Pharmaceutical Management had unfavorable working capital changes due to increases in account receivable and inventory balances and a reduction in payables primarily attributable to timing. Tax payments for the Current Year Period totaled $35.1 million, which is a reduction of $15.9 million from the Prior Year Period.

        During the Current Year Period, the Company's restricted cash increased $38.8 million. The increase is attributable to the shift of restricted investments of $45.7 million to restricted cash, partially offset by a reduction in restricted cash of $6.6 million associated with the Company's regulated entities and other net decreases of $0.3 million. The net change in restricted cash for the Company's regulated entities is attributable to a reduction in restricted cash of $7.3 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows, partially offset by a net increase of $0.7 million in restricted cash requirements that resulted in an operating cash flow use.

        Investing Activities.    The Company utilized $32.2 million and $38.5 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the prior year period were $15.6 million and $16.6 million, respectively, as compared to additions for the current year period related to hard assets and capitalized software of $15.5 million and $23.0 million, respectively. During the Prior Year Period, the Company used net cash of $80.4 million for the net purchase of "available for sale" securities, with the Company receiving net cash of $20.2 million during the Current Year Period from the net maturity of "available for sale" investments.

        During the Current Year Period, the Company purchased provider network contracts for $1.3 million that resulted in the establishment of an intangible asset. In addition, during the Current Year Period, the Company received the final working capital settlement of $0.9 million from Coventry in relationship to the Company's acquisition of First Health, Inc.

        Financing Activities.    During the Prior Year Period, the Company paid $74.4 million for the repurchase of treasury stock under the Company's share repurchase program, paid $0.6 million related to capital lease obligations and had other net unfavorable items of $1.6 million. In addition, the Company received $23.1 million from the exercise of stock options and warrants.

        During the Current Year Period, the Company paid $327.9 million for the repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $20.0 million under a share purchase agreement pursuant to which Blue Shield of California purchased shares of the Company's common stock, received $34.8 million from the exercise of stock options and warrants and had other net favorable items of $0.8 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2011, the Company expects to fund its additional estimated capital expenditures of $12 to $22 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2010 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2011. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

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

        Pursuant to this program, the Company made open market purchases of 6,728,222 shares of the Company's common stock at an average price of $48.74 per share for an aggregate cost of $327.9 million (excluding broker commissions) during the period January 1, 2011 through September 30, 2011.

        During the period from October 1, 2011 through October 24, 2011, the Company made additional open market purchases of 517,705 shares of the Company's common stock at an aggregate cost of $25.6 million, excluding broker commissions.

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice.

        Off-Balance Sheet Arrangements.    As of September 30, 2011, the Company has no material off-balance sheet arrangements.

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

        The 2010 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2010 Credit Facility pursuant to its terms, would result in an event of default under the 2010 Credit Facility. As of September 30, 2011, the Company was in compliance with all covenants, including financial covenants, under the 2010 Credit Facility.

        Net Operating Loss Carryforwards.    As of December 31, 2010, the Company had federal net operating loss carryforwards ("NOLs") of $5.5 million available to reduce future federal taxable income. These estimated NOLs, if not used, expire in 2011 through 2019 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2010 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2010 Credit Facility as of September 30, 2011, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2011. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. On February 18, 2011, the Company's board of directors increased the stock repurchase program by an additional $100 million, to a total of $450 million. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,684,510 shares of the Company's common stock at an average price of $48.36 per share for an aggregate cost of $81.5 million (excluding broker commissions) during the period from November 3, 2010 through December 31, 2010. Pursuant to this program, the Company made open market purchases of 6,728,222 shares of the Company's common stock at an average price of $48.74 per share for an aggregate cost of $327.9 million (excluding broker commissions) during the period January 1, 2011 through September 30, 2011.

        Following is a summary of stock repurchases made during the three months ended September 30, 2011:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
July 2011	339,995	$54.92	339,995	$141,883
August 2011	1,112,786	$46.53	1,112,786	90,106
September 2011	1,047,443	$47.27	1,047,443	40,594

	2,500,224		2,500,224

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from October 1, 2011 through October 24, 2011, the Company made additional open market purchases of 517,705 shares of the Company's common stock at an aggregate cost of $25.6 million, excluding broker commissions.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice.

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
101
The following materials from the Company's Annual Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2011	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)