Form 10-K
period 2011-12-31
MAGELLAN HEALTH SERVICES INC
filed 2012-02-28
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Ordinary Common Stock ("common stock") held by non-affiliates of the registrant based on the closing price on June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.7 billion.

         The number of shares of Magellan Health Services, Inc.'s common stock outstanding as of February 23, 2012 was 27,192,159.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

MAGELLAN HEALTH SERVICES, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

Item 1.    Business

        Magellan Health Services, Inc. ("Magellan") was incorporated in 1969 under the laws of the State of Delaware. Magellan's executive offices are located at 55 Nod Road, Avon, Connecticut 06001, and its telephone number at that location is (860) 507-1900. Reference in this report to the "Company" include the accounts of Magellan and its majority owned subsidiaries.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2011, Commercial's covered lives were 3.7 million, 12.9 million and 12.6 million for risk-based, ASO and EAP products, respectively. For the year ended December 31, 2011, Commercial's revenue was $370.4 million, $97.8 million and $93.6 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2011, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the year ended December 31, 2011, Public Sector's revenue was $1.5 billion and $5.9 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging and other therapeutic services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of December 31, 2011, covered lives for Radiology Benefits Management were 3.6 million and 12.0 million for risk-based and ASO products, respectively. For the year ended December 31, 2011, revenue for Radiology Benefits Management was $296.0 million and $48.3 million for risk-based and ASO products, respectively.

Drug Benefits Management

        Two of the Company's segments are in the drug benefits management business. This line of business generally reflects the Company's clinical management of drugs paid under medical and pharmacy benefit programs. The Company's services include the coordination and management of the specialty drug spend for health plans, employers, and governmental agencies, and the management of pharmacy programs for Medicaid and other state-sponsored programs. The two segments in this business line are:

        Specialty Pharmaceutical Management.    The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") comprises programs that manage specialty drugs used in the treatment of complex conditions such as, cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, or oral drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, employers, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; and (iii) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans and several pharmaceutical manufacturers and state Medicaid programs as of December 31, 2011.

        Medicaid Administration.    The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid pharmacy, mental health, and long-term care programs. The primary focus of the Company's Medicaid Administration unit involves providing pharmacy benefits administration ("PBA") and pharmacy benefits management ("PBM") services under contracts with health plans and public sector healthcare clients for Medicaid and other state sponsored program recipients. The Company's services include pharmacy point-of-sale claims processing systems and administration, drug utilization review, clinical prior authorization, utilization and formulary management services, Preferred Drug List programs, Maximum Allowable Cost programs, and drug rebate program services. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. In addition to Medicaid Administration's FFS contracts, effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers.

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

Acquisition of First Health Services

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry Health Care ("Coventry"), on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC,

"First Health Services") and certain assets of Coventry which are related to the operation of the business conducted by First Health Services. As consideration for the Acquisition, the Company paid $114.5 million in cash, excluding cash acquired and including net payments of $6.5 million for excess working capital. The Company funded the Acquisition with cash on hand.

        Effective July 1, 2010 the Company discontinued the use of the name First Health Services Corporation and officially changed such name to "Magellan Medicaid Administration, Inc." The Company reports the results of operations of Magellan Medicaid Administration, Inc. within the Medicaid Administration segment.

Industry

        According to the Centers for Medicare and Medicaid Services ("CMS"), U.S. healthcare spending was projected to have increased 5.2 percent to $2.7 trillion in 2011, representing more than 17 percent of the gross domestic product. With the uncertain economic environment, rising healthcare costs, increased fiscal pressures on federal and state governments, and the uncertainty around healthcare reform, healthcare spending will continue to be one of the greatest pressing issues for the American public and the government agencies. The rapidly evolving clinical and technological environment demands the expertise of specialized healthcare management services to provide both high-quality and affordable care.

        Over the last several years, the Company has transformed itself into a diversified specialty managed healthcare company by entering various healthcare cost and care management areas that represent a meaningful portion of the healthcare dollar and that are growing at a disproportionately higher rate than other areas of healthcare. The Company defines areas of healthcare that can be carved out for specialty healthcare management to be areas where:

  •
  The management and cost of care are separable from other areas of healthcare management;

  •
  The Company can provide value to its customers resulting from managing care beyond what such customers can achieve on their own; and

  •
  The value that the Company provides to its customers is measurable.

Business Strategy

        The Company is engaged in the specialty managed healthcare business. It currently provides managed behavioral healthcare services, radiology benefit management services, and drug benefits management services. The Company's strategy is to expand its participation in the healthcare management services market through the expansion of its existing businesses, and diversification into new specialties and services. The Company believes that its clients would prefer to consolidate outsourced vendors, and that as a vendor offering multiple outsourced products, it will have a competitive advantage in the market. The Company seeks to grow its specialty managed healthcare business through the following initiatives:

        Expanding the managed behavioral healthcare business.    The Company has operated in both the commercial and public sectors of managed behavioral healthcare by ensuring the delivery of quality outcomes and appropriate care through its unique behavioral healthcare expertise in managing clinical care, provider networks, claims, and customer service. The Company focuses on continually developing and providing innovative and cost effective solutions to its customers, and expanding into new markets. Through its Commercial behavioral segment, the Company seeks to provide a superior outsourced alternative to its health plan and employer customers. The Company has expanded its product offerings including products dealing with autism. Through its Public Sector segment, the Company seeks to help state and local governments deal with their fiscal pressures resulting from increasing Medicaid enrollment and rising healthcare costs. The Company intends to continue marketing both its risk-based and ASO products, as well as new products, to its existing customer base and new customers, and to cross-sell its behavioral product portfolio to its other specialty segments' customer base.

        Expanding the radiology benefits management services business.    In radiology benefits management, the Company's strategy is to deliver innovative and clinically appropriate radiology management programs that create value for its clients through the reduction in the number of inappropriate radiology services and ensure the delivery of appropriate services through quality providers. The Company seeks to distinguish itself in the marketplace through a focus on clinical excellence, provider partnerships, product and service innovation, and consumerism. The Company continues to expand its product portfolio with customer-focused solutions in radiation oncology therapy management, cardiac management, obstetrical ultrasound management, pain management, and other relevant areas. In addition to selling its programs to new customers, the Company's growth strategy is also focused on continuing to develop innovative new products and to expand membership with current customers, upsell additional products to existing customers, and cross-sell to its other specialty segments' customer base.

        Expanding the drug benefits management business.    The Company has operated in both the Specialty Pharmaceutical management and Medicaid pharmacy administration businesses for several years. In 2011, the Company created a new business unit, Magellan Pharmacy Solutions, which leverages the strength and assets in these business segments to best position the Company to expand its presence in the pharmaceutical marketplace. This new business unit will offer clinical and financial management solutions that help customers manage their total drug spend, regardless of the site of service, method of delivery or claims flow. The Specialty Pharmaceutical Management segment will continue to provide its unique service model, which includes contracting and formulary optimization services, specialty pharmaceutical dispensing services, and its medical pharmacy management product, which manages the cost and quality of therapeutic interventions in conditions such as oncology and autoimmune diseases spanning both the medical and pharmacy benefit plans. The Medicaid Administration business will continue to provide services that help state governments control their pharmacy spending. In 2010, the Company developed additional capabilities to enable it to compete as a risk-bearing pharmacy benefits manager supporting Medicaid managed care organizations. The Company will continue to utilize its sophisticated clinical tools, operational platform, software development and claims processing expertise to develop pharmacy management products that drive savings and improve quality of care for its customers and members. The company intends to market its drug benefits management products to existing and new health plans, employer groups, state governments, and Medicaid managed care organizations. The Company continues to cross-sell drug benefits management solutions to its other specialty segments' customer base.

        Expanding management services provided to Medicaid populations.    The Company seeks to expand its focus on government-sponsored health care plans, including Medicare and Medicaid and the new solutions that will be developed in response to health care reform and the pressures facing state and local governments. The Company intends to continue to expand its Medicaid business in its existing product lines. The Company believes its significant Medicaid and behavioral health experience will enable it to develop programs to manage specialty populations, such as individuals with Serious Mental Illness, and dual eligibles. These programs will integrate the management of behavioral and physical health for these specialty populations. The Company believes it is positioned to grow its membership and revenues in the Medicaid market over the long term.

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

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2009, 2010, and 2011.

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

Provider Network

        The Company's managed behavioral healthcare services and EAP treatment services are provided by a contracted network of third-party providers, including psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company's managed behavioral healthcare network consists of approximately 79,700 behavioral healthcare providers, including facility locations, providing various levels of care nationwide. The Company's network providers are almost exclusively independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs.

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

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2011 to June 17, 2012. The general liability policy is written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policy has a one-year term for the period June 17, 2011 to June 17, 2012. The general liability policy is written on an "occurrence" basis and the professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

        The Company maintains separate professional liability insurance policies with unaffiliated insurers for its Maricopa Contract business for behavioral health direct care facilities, all of which were divested at various times prior to December 31, 2009. The Maricopa Contract professional liability insurance policies effective dates were from September 1, 2008 to September 1, 2009. The Company purchased a five-year extended reporting period for the professional liability policies effective September 1, 2009 for the period September 1, 2009 to September 1, 2014. The professional liability policies are written on a "claims-made" basis, subject to a $0.5 million per claim un-aggregated self-insured retention.

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

        HIPAA.    The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. Confidentiality and patient privacy requirements are particularly strict in the Company's behavioral managed care business. Oversight responsibilities for HIPAA compliance is handled by the Company's Corporate Compliance Department. The Company believes it is currently in compliance with the provisions of HIPAA.

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

        In addition to HIPAA and the HITECH Act, the Company is also subject to federal laws and regulations governing patient records involving substance abuse, as well as other federal privacy laws and regulations. The Company believes that it is currently in compliance with these applicable laws and regulations.

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

        The Company is subject to certain provisions of the Deficit Reduction Act of 2005 (the "Act"). The Act requires entities that receive $5 million or more in annual Medicaid payments to establish written policies that provide detailed information about the Federal Civil False Claims Act and the remedies there under, as well as any state laws pertaining to civil or criminal penalties for false claims and statements, the "whistleblower" protections afforded under such laws, and the role of such laws in preventing and detecting fraud waste and abuse. The written policies are to be disseminated to all employees, contractors and agents which or who, on behalf of the entity, furnishes, or otherwise authorizes the furnishing of, Medicaid healthcare items or services; performs billing or coding functions, or is involved in the monitoring of healthcare provided by the entity. In addition, any such entity that has an employee handbook must include a specific discussion of the federal and state false claims laws, the rights of an employee to be protected as a whistle blower and the entity's policies and procedures for detecting and preventing fraud, waste and abuse. The Company does not believe that it is in violation of the Federal Civil False Claims Act (or its criminal counterparts) and the Company has a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act.    On July 21, 2010 the President of the United States signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Under the law, those with independent knowledge of a financial fraud committed by a business required to report to the SEC or the US Commodity Futures Trading Commission ("CFTC") may be entitled to a percentage of the money recovered. Included in Dodd-Frank are provisions which protect employees of publicly traded companies from retaliation for reporting securities fraud, fraud against shareholders and violation of the Securities and Exchange Commission rules/regulations. Dodd-Frank also amends the Sarbanes-Oxley Act ("SOX") and False Claims Act to expand their whistle-blower protections. On May 25, 2011, the U.S. Securities and Exchange Commission ("SEC") adopted final rules (the "Rules") for the expanded whistleblower program established by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Magellan believes it is in compliance with these Rules.

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

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Dominici Mental Health Parity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g. limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This new law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. There is an exemption for small employers. On

February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Interim Final Rules interpreting the MHPAEA ("IFR"). The IFR applies to ERISA plans and insured business; the IFR currently does not apply to Medicaid Managed Care plans or SCHIP plans although it is anticipated that similar regulatory requirements will be imposed on that business in the future. The IFR included some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of nonquantitative treatment limitations, and prohibiting separate but equal deductibles. While some of these regulatory requirements were not anticipated, the Company believes it is in compliance with the requirements of the IFR and that there is no material impact to the company related to compliance. No assurance can be given that additional interpretive guidance on the legislation and IFR will not have a material adverse effect on the Company. However, the Company's risk contracts do allow for repricing to occur effective the same date that any legislation becomes effective if that legislation is projected to have a material effect on cost of care.

        Federal and State Medicaid Laws and Regulations.    The Company directly contracts with various states to provide Medicaid managed care services to state Medicaid beneficiaries. As such, it is subject to certain federal and state laws and regulations affecting Medicaid as well as state contractual requirements. The Company believes it is in material compliance with these laws, regulations and contractual requirements. The Company also is a sub-contractor to health plans who provide Medicaid managed care services to state Medicaid beneficiaries. In the Company's capacity as a subcontractor with these health plans, the Company is indirectly subject to certain federal and state laws and regulations as well as contractual requirements pertaining to the operation of this business. If a state or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, a state or the health plan customer may require the Company to cease these activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that a state or health plan will not terminate the Company's business relationships insofar as they pertain to these services.

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

        State Comprehensive PBM Regulation.    States continue to introduce broad legislation to regulate pharmacy benefits management activities. Some of this legislation could encompass certain of the activities of the specialty pharmacy business of the Company. In particular, some legislation seeks to impose fiduciary duties or disclosure obligations on entities that provide certain types of pharmacy management services. Both Maine and the District of Columbia have enacted statutes designed to impose certain fiduciary obligations on entities providing PBM services. In 2008, Maryland implemented comprehensive PBM registration legislation. Other states, including Mississippi, Louisiana, Connecticut, Tennessee and Vermont, have recently enacted laws regulating various pharmacy benefit management activities, and similar legislation is pending in several more states. Such laws generally require certain financial disclosures. Such state laws do not appear to be having a material adverse effect on the Company's specialty pharmacy business. However, the Company can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can the Company be certain that future regulations or interpretations of existing laws will not adversely affect its specialty pharmacy business.

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

        Other Proposed Legislation.    In the last five years, legislation has periodically been introduced at the state and federal levels providing for new healthcare regulatory programs and materially revising existing healthcare regulatory programs (including, without limitation, legislation to carve out certain classes from generic substitution). Recently some states including Massachusetts, Vermont, Connecticut and California have enacted or considered legislation regarding various forms of mandatory or universal health insurance coverage. Such legislation could include both federal and state bills affecting Medicaid programs which may be pending in, or recently passed by, state legislatures and which are not yet available for review and analysis. In states in which such new state legislation has been enacted, there has been no material adverse impact on the Company. However, the Company at this time is unable to predict whether there may be any effect, positive or negative, on its business as a result of any such future legislation.

        Health Care Reform.    On March 23, 2010 the President signed the Patient Protection and Affordable Care Act and on March 30, 2010 he signed the Health Care and Education Reconciliation Act of 2010 (hereinafter collectively referred to as "ACA"). The ACA is a broad sweeping piece of legislation creating numerous changes in the healthcare regulatory environment. To date, numerous regulations implementing provisions of the ACA have been released in addition to many requests for information, frequently asked questions and other informational notices. Some of these regulations, most notably the Medical Loss Ratio regulations and the Internal Claims and Appeals and External Review Processes Regulations, have an impact on the Company and its business. Others, such as the regulation on dependent coverage to age 26 and coverage of preventative health services, could impact the nature of the members that we serve and the utilization rates. The Company believes that it is materially compliant with all applicable provisions of the ACA that are in effect at this time. The Company is closely monitoring legislative and regulatory activity as well as legal actions related to the ACA to identify potential business risks and opportunities. The Company at this time is unable to predict whether there may be any effect, positive or negative on its business as a result of the ACA.

Employees of the Registrant

        At December 31, 2011, the Company had approximately 4,800 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

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

        Substantially all of the Company's net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for 66.0 percent and 66.6 percent of the Company's net revenue in the years ended December 31, 2010 and 2011, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company's net revenue and have a material adverse effect on the Company's liquidity, profitability and financial condition.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2009, 2010 and 2011. Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and other related services to approximately 715,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $807.1 million and $779.5 million for the years ended December 31, 2010 and 2011, respectively.

        One of the Company's top ten customers during 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $175.7 million for the year ended December 31, 2010. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2010 and 2011 (in thousands):

Segment	Term Date	2010		2011
Commercial
Customer A	December 31, 2012	$243,399		$171,109
Customer B	June 30, 2014	71,338		67,049
Customer C	December 31, 2012 to December 14, 2013(1)	65,175	*	111,607
Public Sector
Customer D	June 30, 2012(2)	153,650		191,063
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(3)	159,644		—
Customer E	November 30, 2012 to April 30, 2013(1)	121,401		134,257
Customer F	June 30, 2011 to November 30, 2011(1)(3)	66,970		38,297
Customer G	June 30, 2014	51,877		55,197
Customer H	March 31, 2013	10,448	*	36,293
Specialty Pharmaceutical Management
Customer I	March 31, 2012 to January 1, 2013(1)	86,850		90,563
Customer J	April 29, 2012 to September 1, 2012(1)	57,198		56,115
Customer E	February 1, 2012 to April 30, 2013(1)	32,877		25,006	*
Medicaid Administration
Customer K	December 4, 2011(3)	31,145		28,060
Customer L	September 30, 2013(4)	26,108		82,770
Customer M	March 16, 2012 to June 30, 2017(1)	24,432		23,683
Customer N	June 30, 2012 to June 30, 2013(1)	22,000		18,924	*
Customer O	June 30, 2013 to September 30, 2014(1)	16,249	*	22,084

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

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $315.5 million,

$334.8 million and $351.6 million for the years ended December 31, 2009, 2010 and 2011, respectively. Net revenues from the Florida Areas in the aggregate totaled $130.9 million, $140.5 million and $131.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

        Substantially all of the Company's Commercial, Radiology Benefits Management and Specialty Pharmaceutical Management segments' net revenues are derived from customers in the medical managed healthcare industry, including managed care companies, health insurers and other health plans. Some types of changes in this industry's business practices could negatively impact the Company. For example, if the Company's managed care customers seek to provide services directly to their subscribers, instead of contracting with the Company for such services, the Company could be adversely affected. In this regard, certain of the Company's major customers in the past have not renewed all or part of their contracts with the Company, and instead provided managed healthcare services directly to their subscribers. Other of the Company's customers that are managed care companies could also seek to provide services directly to their subscribers, rather than by contracting with the Company for such services. In addition, the Company has a significant number of contracts with Blue Cross Blue Shield plans and other regional health plans. Consolidation of the healthcare industry through acquisitions and mergers could potentially result in the loss of contracts for the Company. Any of these changes could reduce the Company's net revenue, and adversely affect the Company's profitability and financial condition.

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

Risk-Based Products—Because the Company provides services at a fixed fee, if the Company is unable to maintain historical margins, or is unable to accurately predict and control healthcare costs, the Company's profitability could decline.

        The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as "risk-based contracts" or "risk-based products," which include EAP services. These arrangements provided 79.8 percent and 79.1 percent of the Company's net revenue in the years ended December 31, 2010 and 2011, respectively.

        The profitability of the Company's risk contracts could be reduced if the Company is unable to maintain its historical margins. The competitive environment for the Company's risk products could result in pricing pressures which cause the Company to reduce its rates. In addition, customer demands or expectations as to margin levels could cause the Company to reduce its rates. A reduction in risk rates which are not accompanied by a reduction in services covered or expected underlying care trend could result in a decrease in the Company's operating margins.

        Profitability of the Company's risk contracts could also be reduced if the Company is unable to accurately estimate the rate of service utilization by members or the cost of such services when the Company prices its services. The Company's assumptions of utilization and costs when the Company prices its services may not ultimately reflect actual utilization rates and costs, many aspects of which are beyond the Company's control. If the cost of services provided to members under a contract together with the administrative costs exceeds the aggregate fees received by the Company under such contract, the Company will incur a loss on the contract.

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

        All of the Company's Public Sector and Medicaid Administration segment net revenue, and a portion of the Company's net revenue in the Company's other three operating segments are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company (See "Reliance on Customer Contracts"). In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company faces increased risks in this regard as state budgets have come under increasing pressure due to the recent economic downturn. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation, to be negotiated by the parties in good faith. Government and other third-party payors generally seek to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

Restrictive Covenants in the Company's Debt Instruments—Restrictions imposed by the Company's debt agreements limit the Company's operating and financial flexibility. These restrictions may adversely affect the Company's ability to finance the Company's future operations or capital needs or engage in other business activities that may be in the Company's interest.

        On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"), which contains a number of covenants. The 2011 Credit Facility will mature on December 9, 2014.

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

        These restrictions could adversely affect the Company's ability to finance future operations or capital needs or engage in other business activities that may be in the Company's interest. The 2011 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2011 Credit Facility, pursuant to its terms, would result in an event of default under the 2011 Credit Facility. The 2011 Credit Facility is guaranteed by most of the Company's subsidiaries and is secured by most of the Company's assets and the Company's subsidiaries' assets.

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

        In March 2010 the Patient Protection and Affordable Care Act and the Health Care Education and Reconciliation Act of 2010 (hereinafter collectively referred to as "ACA") were passed. The ACA is a comprehensive piece of legislation intended to make significant changes to the healthcare system in the United States. The ACA contains various effective dates extending through 2020. Numerous regulations have been promulgated related to the ACA with hundreds more expected in the future.

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

  •
  maintenance of confidentiality of patient information; and

  •
  compliance with HIPAA (including the federal HITECH Act, which strengthens and expands HIPAA).

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

        The Company's total assets at December 31, 2011 reflect goodwill of approximately $426.9 million, representing approximately 31.8 percent of total assets. The Company completed its annual impairment analysis of goodwill as of October 1, 2011 noting that no impairment was identified.

        At December 31, 2011, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $44.6 million. Intangible assets are amortized over their estimated useful lives, which range from approximately three to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

        Management and administration of the delivery of specialty managed healthcare, and the operation of specialty pharmacies and specialty pharmacy drug dispensing, entail significant risks of liability. In recent years, participants in the healthcare industry generally, as well as the specialty managed healthcare industry, have become subject to an increasing number of lawsuits. From time to time, the Company is subject to various actions and claims of professional liability alleging negligence in performing utilization review and other specialty managed healthcare activities, as well as for the acts or omissions of the Company's employees, including employed physicians and other clinicians, network providers, pharmacists, or others. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company, the Company's employees, or the Company's network providers. The Company is also subject to actions and claims for the costs of services for which payment was denied. Many of these actions and claims seek substantial damages and require the Company to incur significant fees and costs related to the Company's defense and consume significant management time and resources. While the Company maintains professional liability insurance, there can be no assurance that future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company's profitability and financial condition.

Professional Liability and Other Insurance—Claims brought against the Company that exceed the scope of the Company's liability coverage or denial of coverage could materially and adversely affect the Company's profitability and financial condition.

        The Company maintains a program of insurance coverage against a broad range of risks in the Company's business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company's potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2011, the Company had approximately $103.3 million of such bonds outstanding. The Company's insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company's alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company's profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

Class Action Suits and Other Legal Proceedings—The Company is subject to class action and other lawsuits that could result in material liabilities to the Company or cause the Company to incur material costs, to change the Company's operating procedures in ways that increase costs or to comply with additional regulatory requirements.

        Managed healthcare companies and PBM companies have been targeted as defendants in national class action lawsuits regarding their business practices. The Company has in the past been subject to such national class actions as defendants and is also subject to or a party to other class actions, lawsuits and legal proceedings in conducting the Company's business. In addition, certain of the Company's customers are parties to pending class action lawsuits regarding the customers' business practices for which the customers could seek indemnification from the Company. These lawsuits may take years to resolve and cause the Company to incur substantial litigation expense, and the outcomes could have a material adverse effect on the Company's profitability and financial condition. In addition to potential damage awards, depending upon the outcomes of such cases, these lawsuits may cause or force changes in practices of the Company's industry and may also cause additional regulation of the industry through new federal or state laws or new applications of existing laws or regulations. Such changes could increase the Company's operating costs.

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

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value. The Company's available-for-sale investment securities were $200.9 million and represented 15.0 percent of the Company's total consolidated assets at December 31, 2011.

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

        Adverse economic conditions in the debt markets may affect the Company's ability to refinance the Company's existing 2011 Credit Facility on December 9, 2014 upon maturity on acceptable terms, or at all.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company currently leases approximately 1.1 million square feet of office space comprising 62 offices in 26 states and the District of Columbia with terms expiring between January 2012 and October 2016. The Company's principal executive offices are located in Avon, Connecticut, which lease expires in September 2012. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since January 6, 2004, shares of the Company's Ordinary Common Stock, $0.01 par value per share ("common stock") have traded on the NASDAQ Stock Market under the symbol "MGLN." For further information regarding the Company's common stock, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. The following tables set forth the high and low closing bid prices of the Company's common stock as reported by the NASDAQ Stock Market for the years ended December 31, 2010 and 2011, as follows:

	Common Stock Sales Prices
	High	Low
2010
First Quarter	$44.63	$37.97
Second Quarter	43.25	36.32
Third Quarter	47.51	34.96
Fourth Quarter	49.80	45.56
2011
First Quarter	51.42	46.05
Second Quarter	54.74	46.83
Third Quarter	56.13	41.85
Fourth Quarter	54.37	45.88

        As of December 31, 2011, there were approximately 331 stockholders of record of the common stock. The stockholders of record data for common stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

  Comparison of Cumulative Total Returns

        The following graph compares the change in the cumulative total return on the Company's common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31, 2006, and comparing relative values on December 31, 2007, 2008, 2009, 2010 and 2011. The Company did not pay any dividends during the period reflected in the graph. The common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Total Return

	December 31,
	2006	2007	2008	2009	2010	2011
Magellan Health Services, Inc.	$100.00	$107.89	$90.61	$94.24	$109.39	$114.46
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P 500 Managed Health Care Index(1)	100.00	115.56	51.96	66.34	72.23	97.07

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

Stock Repurchases

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 3,866,505 shares of the Company's common stock at an aggregate cost of $136.0 million (excluding broker commissions) during the year ended December 31, 2008 and made open market purchases of 1,859,959 shares of the Company's common stock at an average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the period January 1, 2009 through April 7, 2009, which was the date that the repurchase program was completed.

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009. Pursuant to this program, the Company made open market purchases of 1,711,881 shares of the Company's common stock at an average price of $43.46 per share for an aggregate cost of $74.4 million (excluding broker commissions) during the period January 1, 2010 through April 1, 2010, which was the date that the repurchase program was completed.

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. On February 18, 2011, the Company's board of directors increased the stock repurchase program by an additional $100 million. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,684,510 shares of the Company's common stock at an average price of $48.36 per share for an aggregate cost of $81.5 million (excluding broker commissions) during the period from November 3, 2010 through December 31, 2010. Pursuant to this program, the Company made open market purchases of 7,534,766 shares of the Company's common stock at an average price of $48.91 per share for an aggregate cost of $368.5 million (excluding broker commissions) during the period January 1, 2011 through November 10, 2011, which was the date the repurchase program was completed.

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011.

        Following is a summary of stock repurchases made during the three months ended December 31, 2011:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans(1)(2)
October 1–31, 2011	620,665	$50.04	620,665	$209,533
November 1–30, 2011	267,684	$50.90	267,684	195,907
December 1–31, 2011	589,971	$48.53	589,971	167,274

	1,478,320		1,478,320	$167,274

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        The Company made no share repurchases from January 1, 2012 through February 23, 2012.

Dividends

        The Company did not declare any dividends during either of the years ended December 31, 2010 or 2011 and does not expect to pay a dividend in 2012. The Company is prohibited from paying dividends on its common stock under the terms of the 2011 Credit Facility, except in limited circumstances. The declaration and payment of any dividends in the future by the Company will be subject to the sole discretion of the Company's board of directors and will depend upon many factors, including the Company's financial condition, earnings, covenants associated with the Company's 2011 Credit Facility and any similar future agreement, legal requirements, regulatory constraints and other factors deemed relevant by the Company's board of directors. Moreover, should the Company pay any dividends in the future, there can be no assurance that the Company will continue to pay such dividends.

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

Item 6.    Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2007, 2008, 2009, 2010 and 2011.

        Selected consolidated financial information for the years ended December 31, 2009, 2010 and 2011 and as of December 31, 2010 and 2011 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2007 and 2008 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with the Company's financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2008	2009	2010	2011
Statement of Operations Data:
Net revenue	$2,155,953	$2,625,394	$2,641,814	$2,969,240	$2,799,400
Cost of care	1,409,103	1,830,542	1,765,313	1,907,985	1,784,724
Cost of goods sold	149,585	181,356	203,336	218,630	232,038
Direct service costs and other operating expenses(1)	404,003	426,627	465,710	566,582	529,634
Depreciation and amortization	57,524	60,810	47,268	54,682	58,623
Interest expense	6,386	2,846	2,424	2,233	2,502
Interest income	(23,836)	(17,030)	(6,245)	(3,275)	(2,781)

Income before income taxes	153,188	140,243	164,008	222,403	194,660
Provision for income taxes	59,030	54,038	57,337	83,744	65,037

Net income	$94,158	$86,205	$106,671	$138,659	$129,623

Income per common share—basic:	$2.42	$2.18	$3.03	$4.10	$4.25
Income per common share—diluted:	$2.36	$2.16	$3.01	$4.03	$4.17

	December 31,
	2007	2008	2009	2010	2011
Balance Sheet Data:
Current assets	$803,092	$822,420	$753,588	$858,487	$732,709
Current liabilities	375,859	373,881	369,164	390,169	369,550
Property and equipment, net	105,735	88,436	108,219	111,814	118,022
Total assets	1,435,123	1,417,564	1,441,041	1,549,432	1,341,167
Total debt and capital lease obligations	13,969	28	—	559	—
Stockholders' equity	$908,232	$908,073	$950,492	$1,039,015	$845,274

(1)
Includes stock compensation expense of $30.0 million, $32.8 million, $19.8 million, $15.1 million and $17.4 million in 2007, 2008, 2009, 2010 and 2011, respectively.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2011, Commercial's covered lives were 3.7 million, 12.9 million and 12.6 million for risk-based, ASO and EAP products, respectively. For the year ended December 31, 2011, Commercial's revenue was $370.4 million, $97.8 million and $93.6 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2011, Public Sector's covered lives were 1.6 million and 0.3 million for risk-based and ASO products, respectively. For the year ended December 31, 2011, Public Sector's revenue was $1.5 billion and $5.9 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging and other therapeutic services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of December 31, 2011, covered lives for Radiology Benefits Management were 3.6 million and 12.0 million for risk-based and ASO products, respectively. For the year ended December 31, 2011, revenue for Radiology Benefits Management was $296.0 million and $48.3 million for risk-based and ASO products, respectively.

Drug Benefits Management

        Two of the Company's segments are in the drug benefits management business. This line of business generally reflects the Company's clinical management of drugs paid under medical and pharmacy benefit programs. The Company's services include the coordination and management of the specialty drug spend for health plans, employers, and governmental agencies, and the management of pharmacy programs for Medicaid and other state-sponsored programs. The two segments in this business line are:

        Specialty Pharmaceutical Management.    The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") comprises programs that manage specialty drugs used in the treatment of complex conditions such as, cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, or oral drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, employers, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; and (iii) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans and several pharmaceutical manufacturers and state Medicaid programs as of December 31, 2011.

        Medicaid Administration.    The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid pharmacy, mental health, and long-term care programs. The primary focus of the Company's

Medicaid Administration unit involves providing pharmacy benefits administration ("PBA") and pharmacy benefits management ("PBM") services under contracts with health plans and public sector healthcare clients for Medicaid and other state sponsored program recipients. The Company's services include pharmacy point-of-sale claims processing systems and administration, drug utilization review, clinical prior authorization, utilization and formulary management services, Preferred Drug List programs, Maximum Allowable Cost programs, and drug rebate program services. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. In addition to Medicaid Administration's FFS contracts, effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Acquisition of First Health Services

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry Health Care ("Coventry"), on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health Services") and certain assets of Coventry which are related to the operation of the business conducted by First Health Services. As consideration for the Acquisition, the Company paid $114.5 million in cash, excluding cash acquired and including net payments of $6.5 million for excess working capital. The Company funded the Acquisition with cash on hand.

        Effective July 1, 2010 the Company discontinued the use of the name First Health Services Corporation and officially changed such name to "Magellan Medicaid Administration, Inc." The Company reports the results of operations of Magellan Medicaid Administration, Inc. within the Medicaid Administration segment.

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.2 billion, $2.4 billion and $2.2 billion for the years ended December 31, 2009, 2010 and 2011, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $104.4 million, $192.9 million and $174.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $106.6 million, $109.1 million, and $114.4 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $221.6 million, $234.8 million and $247.4 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $7.6 million, $13.1 million and $26.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Rebate Revenue

        The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues for the years ended December 31, 2009, 2010 and 2011 were $29.4 million, $25.5 million, and $32.8 million, respectively.

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	2009	2010	2011
Claims payable and IBNR, beginning of period	$184,422	$168,851	$166,095
Cost of care:
Current year	1,771,213	1,919,785	1,790,124
Prior years	(5,900)	(11,800)	(5,400)

Total cost of care	1,765,313	1,907,985	1,784,724

Claim payments and transfers to other medical liabilities(1):
Current year	1,624,626	1,777,356	1,657,291
Prior years	156,258	133,385	136,429

Total claim payments and transfers to other medical liabilities	1,780,884	1,910,741	1,793,720

Claims payable and IBNR, end of period	168,851	166,095	157,099
Withhold receivables, end of period(2)	(25,182)	(23,424)	(19,126)

Medical claims payable, end of period	$143,669	$142,671	$137,973

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

        Care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company's December 31, 2011 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
-3%	$(18,000)	-3%	$(32,000)
-2%	(11,500)	-2%	(21,000)
-1%	(5,500)	-1%	(10,500)
1%	5,500	1%	10,500
2%	11,500	2%	21,000
3%	18,000	3%	32,000
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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2011; however, actual claims payments may differ from established estimates.

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

Goodwill

        The Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit with goodwill based on various valuation techniques, with the primary technique being a discounted cash flow analysis, which requires the input of various assumptions with respect to revenues, operating margins, growth rates and discount rates. The estimated fair value for each reporting unit is compared to the carrying value of the reporting unit, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

        The fair value of the Health Plan (a component of the Commercial segment) and the Radiology Benefits Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        The fair value of the Specialty Pharmaceutical Management reporting unit was determined using the discounted cash flow, guideline company and similar transaction methods. Key assumptions for the discounted cash flow method are consistent with those described above. For the guideline company method, revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples for guideline companies were applied to the reporting unit's actual revenue and EBTIDA for the twelve-month period ended September 30, 2011 and projected revenue and EBITDA for 2012. For the similar transaction method, an EBITDA multiple based on merger and acquisition transactions for similar companies was applied to the reporting unit's actual EBITDA for the twelve-month period ended September 30, 2011. The weighting applied to the fair values determined using the discounted cash flow, guideline company and similar transaction methods to determine an overall fair value for the Specialty Pharmaceutical Management reporting unit was 60 percent, 24 percent and 16 percent, respectively. The weighting of each of the methods described above was based on the relevance of the approach. A change in the weighting would not change the outcome of the first step of the impairment test.

        The fair value of the Medicaid Administration reporting unit was determined using discounted cash flow, guideline company and similar transaction methods. Key assumptions for the discounted cash flow method are consistent with those described above. For the guideline company method, an EBITDA multiple for guideline companies was applied to the reporting unit's projected EBITDA for 2012. For the similar transaction method, revenue and EBITDA multiples based on merger and acquisition transactions for similar companies were applied to the reporting unit's actual revenue and EBITDA for the twelve-month period ended September 30, 2011. The weighting applied to the fair values determined using the discounted cash flow, guideline company and similar transaction methods to determine an overall fair value for the Medicaid Administration reporting unit was 75 percent, 22.5 percent and 2.5 percent, respectively. The weighting of each of the methods described above was based on the relevance of the approach. A change in the weighting would not change the outcome of the first step of the impairment test.

        As a result of the first step of the 2011 annual goodwill impairment analysis, the fair value of each reporting unit with goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 56 percent decline in fair value of the Health Plan reporting unit, a 54 percent decline in fair value of Radiology Benefits Management, or a 20 percent decline in fair value of Specialty Pharmaceutical Management would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        For Medicaid Administration, an 8 percent decline in fair value, or approximately $10 million, would have caused the carrying value to be in excess of its fair value as of October 1, 2011. While there are numerous assumptions that impact the calculation of the fair value of this reporting unit, the most sensitive assumptions relate to the discount rate and the estimated future cash flows. A decline in fair value of approximately $10 million would occur upon either: (1) an increase of 0.85 basis points in the discount rate utilized to determine the present value of the projected net cash flows; or (2) a decline of between 12 and 25 percent in estimated future cash flows, with the percentage decrease varying depending upon whether the cash flow decrease were to occur in the near term or the long term. Such decline in the future cash flows could be the result of a loss of one or more significant customers without the generation of new business to offset such losses. A decline in the fair value could result in a carrying value for Medicaid Administration in excess of fair value, which would require the second step of goodwill testing to be performed. The second step could result in an impairment loss for goodwill.

        Goodwill for each of the Company's reporting units is as follows (in thousands):

	December 31,
	2010	2011
Commercial	$120,485	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291
Medicaid Administration	59,614	59,614

Total	$426,939	$426,939

        The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011 are reflected in the table below (in thousands):

	2010	2011
Balance as of beginning of period	$426,471	$426,939
Adjustment related to acquisition of Medicaid Administration	468	—

Balance as of end of period	$426,939	$426,939

Stock Compensation

        At December 31, 2010 and 2011, the Company had equity-based employee incentive plans, which are described more fully in Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. The Company recorded stock compensation expense of $15.1 million and $17.4 million for the years ended December 31, 2010 and 2011, respectively. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term of three years.

        The Company estimates the fair value of substantially all stock options using the Black-Scholes-Merton option pricing model that employs certain factors including expected volatility of stock price, expected life of the option, risk-free interest rate and expected dividend yield. For the years ended December 31, 2009, 2010 and 2011, such volatility was based on the historical volatility of the Company's stock price.

        The expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

        The Company recognizes compensation expense for only the portion of options, restricted stock or restricted stock units that are expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company's estimated forfeiture rates for the years ended December 31, 2009, 2010 and 2011 were five percent, five percent, and four percent respectively. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions.

        The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary timing differences, the implementation of feasible and prudent tax planning strategies, and future taxable income. To the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

        The Company has federal net operating loss carryforwards ("NOLs") as of December 31, 2011 of $4.8 million available to reduce future federal taxable income. These NOLs, if not used, will expire in 2017 through 2019 and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382 ("Section 382") which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire.

        The Company's valuation allowances against deferred tax assets were $5.3 million and $3.4 million as of December 31, 2010 and 2011, respectively, mostly relating to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

        Reversals of both valuation allowances and unrecognized tax benefits are recorded in the period they occur, typically as reductions to income tax expense. However, reversals of unrecognized tax benefits related to deductions for stock compensation in excess of the related book expense are recorded as increases in additional paid-in capital. To the extent reversals of unrecognized tax benefits cannot be specifically traced to these excess deductions due to complexities in the tax law, the Company records the tax benefit for such reversals to additional paid-in-capital on a pro-rata basis.

        The tax benefit from an uncertain tax position is recognized when it is more likely than not that, based on technical merit, the position will be sustained upon examination, including resolution of any related appeals or litigation processes. As of December 31, 2010 and 2011, $111.6 million and $99.2 million, respectively, of unrecognized tax benefits were included in tax contingencies. If these unrecognized tax benefits had been realized as of December 31, 2010 and 2011, $88.2 million and $80.3 million, respectively, would have impacted the effective tax rate.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for the year ended December 31, 2007 expired during 2011. With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to December 31, 2008. As a result, $15.0 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2010 were reversed in the current year as a result of statute expirations, of which $10.4 million is reflected as a reduction to income tax expense, $2.5 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Further, the statute of limitations regarding the assessment of federal and most state and local income taxes for the year ended December 31, 2008 will expire during 2012. The Company anticipates that up to $43.2 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2011 could be reversed during 2012 as a result of statute expirations, of which $35.6 million would be reflected as a reduction to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. All such reversals (net of the related indirect tax benefits) would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs, primarily in the 3rd quarter.

        The Company adjusts these liabilities for unrecognized tax benefits when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

        The table below summarizes, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2009
Net revenue	$650,139	$1,362,420	$305,251	$259,745	$64,259	$—	$2,641,814
Cost of care	(351,270)	(1,208,451)	(205,592)	—	—	—	(1,765,313)
Cost of goods sold	—	—	—	(203,336)	—	—	(203,336)
Direct service costs	(152,280)	(67,835)	(51,732)	(24,901)	(54,874)	—	(351,622)
Other operating expenses	—	—	—	—	—	(114,088)	(114,088)
Stock compensation expense(1)	953	690	1,260	5,383	27	11,469	19,782

Segment profit (loss)	$147,542	$86,824	$49,187	$36,891	$9,412	$(102,619)	$227,237

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2010
Net revenue	$652,221	$1,442,093	$454,105	$270,646	$176,283	$(26,108)	$2,969,240
Cost of care	(365,115)	(1,246,779)	(298,516)	—	(23,683)	26,108	(1,907,985)
Cost of goods sold	—	—	—	(218,630)	—	—	(218,630)
Direct service costs	(156,278)	(67,577)	(67,672)	(26,368)	(124,312)	—	(442,207)
Other operating expenses	—	—	—	—	—	(124,375)	(124,375)
Stock compensation expense(1)	714	714	1,485	424	74	11,691	15,102

Segment profit (loss)	$131,542	$128,451	$89,402	$26,072	$28,362	$(112,684)	$291,145

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2011
Net revenue	$561,780	$1,459,659	$344,335	$295,943	$220,453	$(82,770)	$2,799,400
Cost of care	(314,178)	(1,271,532)	(205,240)	—	(76,544)	82,770	(1,784,724)
Cost of goods sold	—	—	—	(232,038)	—	—	(232,038)
Direct service costs	(152,760)	(67,227)	(61,681)	(24,344)	(103,254)	—	(409,266)
Other operating expenses	—	—	—	—	—	(120,368)	(120,368)
Stock compensation expense(1)	839	872	1,563	693	124	13,327	17,418

Segment profit (loss)	$95,681	$121,772	$78,977	$40,254	$40,779	$(107,041)	$270,422

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income before income taxes for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	2009	2010	2011
Segment Profit	$227,237	$291,145	$270,422
Stock compensation expense	(19,782)	(15,102)	(17,418)
Depreciation and amortization	(47,268)	(54,682)	(58,623)
Interest expense	(2,424)	(2,233)	(2,502)
Interest income	6,245	3,275	2,781

Income before income taxes	$164,008	$222,403	$194,660

Year ended December 31, 2011 ("2011") compared to the year ended December 31, 2010 ("2010")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 13.9 percent or $90.4 million from 2010 to 2011. The decrease in revenue is mainly due to program changes of $94.6 million, terminated contracts of $57.8 million, net decreased membership from existing customers of $12.9 million, and other net unfavorable variances of $0.4 million, which decreases were partially offset by new contracts implemented after (or during) 2010 of $42.5 million, favorable rate changes of $22.9 million, favorable retroactive membership and rate adjustments recorded in 2011 of $8.6 million, and unfavorable retroactive rate adjustments recorded in 2010 of $1.3 million.

Cost of Care

        Cost of care decreased by 14.0 percent or $50.9 million from 2010 to 2011. The decrease in cost of care is primarily due to program changes of $92.8 million, terminated contracts of $11.2 million, and decreased membership from existing customers of $7.0 million, which decreases were partially offset by new business of $36.5 million, favorable prior period medical claims development recorded in 2010 of $2.7 million, and care trends and other net variances of $20.9 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 77.6 percent in 2010 to 77.0 percent in 2011, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 2.3 percent or $3.5 million from 2010 to 2011. The decrease in direct service costs is mainly attributable to one-time severance charges in 2010 of $2.0 million associated with terminated contracts. Direct service costs increased as a percentage of revenue from 24.0 percent in 2010 to 27.2 percent in 2011, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 1.2 percent or $17.6 million from 2010 to 2011. This increase is primarily due to increased membership from existing customers of $68.6 million, retroactive incentive revenue recorded in 2011 of $6.8 million, timing of incentive revenue for 2011 of $5.2 million, and other net increases of $2.5 million, which increases were partially offset by unfavorable rate and funding changes of $34.1 million, the recognition in 2010 of $12.5 million of previously deferred revenue on the Maricopa Contract, unfavorable retroactive contract funding adjustments recorded in 2011 of $12.6 million, the revenue impact for favorable prior period medical claims development for 2010 which was recorded after 2010 of $4.3 million, and the revenue impact for favorable prior period medical claims development recorded in 2011 of $2.0 million.

Cost of Care

        Cost of care increased by 2.0 percent or $24.8 million from 2010 to the 2011. This increase is primarily due to increased membership from existing customers of $61.8 million, favorable prior period medical claims development recorded in 2010 of $7.1 million, and care trends and other net unfavorable variances of $1.5 million, which increases were partially offset by care associated with rate changes for contracts with minimum care requirements of $24.9 million, care associated with retroactive contract funding adjustments of $14.4 million, favorable prior period medical claims development for 2010 which was recorded after 2010 of $4.0 million, and favorable prior period medical claims development recorded in 2011 of $2.3 million. Cost of care increased as a percentage of risk revenue from 86.8 percent in 2010 to 87.5 percent in 2011, mainly due to the net impact of care development between years.

Direct Service Costs

        Direct service costs decreased by 0.5 percent or $0.4 million from 2010 to 2011. Direct service costs as a percentage of revenue was 4.6 percent in 2011, which is consistent with 2010.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 24.2 percent or $109.8 million from 2010 to 2011. This decrease is primarily due to terminated contracts of $188.4 million and decreased membership from existing customers of $5.1 million. These decreases were partially offset by new contracts implemented after (or during) 2010 of $34.9 million, program changes of $31.3 million, favorable rate changes of $10.4 million, and other net increases of $7.1 million.

Cost of Care

        Cost of care decreased by 31.2 percent or $93.3 million from 2010 to 2011. This decrease is primarily attributed to terminated contracts of $135.4 million, favorable prior period medical claims development recorded in 2011 of $3.1 million, favorable medical claims development for 2010 which was recorded after 2010 of $2.8 million, decreased membership from existing customers of $2.4 million, and care trends and other net variances of $13.1 million. These decreases were partially offset by new contracts implemented after (or during) 2010 of $31.0 million, program changes of $30.5 million, and favorable prior period medical claims development recorded in 2010 of $2.0 million. Cost of care decreased as a percentage of risk revenue from 74.0 percent in 2010 to 69.3 percent in 2011 mainly due to net favorable care trends and development, and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 8.9 percent or $6.0 million from 2010 to 2011. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of revenue, direct service costs increased from 14.9 percent in 2010 to 17.9 percent in 2011, mainly due to changes in business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 9.3 percent or $25.3 million from 2010 to 2011. This increase is primarily due to net increased dispensing activity of $13.2 million, formulary optimization revenue of $7.6 million, and medical pharmacy management revenue of $5.7 million, which increases were partially offset by other net decreases of $1.2 million.

Cost of Goods Sold

        Cost of goods sold increased by 6.1 percent or $13.4 million from 2010 to 2011. This increase is primarily due to net increased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 93.1 percent in 2010 to 93.8 percent in 2011, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 7.7 percent or $2.0 million from 2010 to 2011. This decrease is primarily due to decreased employee compensation and benefits. As a percentage of revenue, direct service costs decreased from 9.7 percent in 2010 to 8.2 percent in 2011, mainly due to decreased employee compensation and benefits, and changes in business mix.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration increased by 25.1 percent or $44.2 million from 2010 to 2011. This increase is primarily due to a subcontract with Public Sector for Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers which started September 1, 2010, partially offset by terminated contracts.

Cost of Care

        Cost of care increased by 223.2 percent or $52.9 million from 2010 to 2011. This increase is attributed to the subcontract with Public Sector. Cost of care increased as a percentage of risk revenue from 90.7 percent in 2010 to 92.5 percent in 2011, mainly due to unfavorable care trends.

Direct Service Costs

        Direct service costs decreased by 16.9 percent or $21.1 million. This decrease was primarily due to terminated contracts and operating efficiencies. As a percentage of revenue, direct service costs decreased from 70.5 percent in 2010 to 46.8 percent in 2011, mainly due to changes in business mix, including the new risk-based subcontract discussed above.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 3.2 percent or $4.0 million from 2010 to 2011. The decrease results primarily from net one-time unfavorable adjustments recorded in 2010 of $4.8 million, partially offset by other net unfavorable variances of $0.8 million. As a percentage of total net revenue, other operating expenses were 4.3 percent for 2011, which is consistent with 2010.

Depreciation and Amortization

        Depreciation and amortization expense increased by 7.2 percent or $3.9 million from 2010 to 2011, primarily due to asset additions after 2010.

Interest Expense

        Interest expense increased by $0.3 million from 2010 to 2011, mainly due to the acceleration of deferred loan costs associated with the 2010 Credit Facility.

Interest Income

        Interest income decreased by $0.5 million from 2010 to 2011, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 37.7 percent in 2010 and 33.4 percent in 2011. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for 2011 is lower than 2010 mainly due to more significant reversals of tax contingencies in 2011 as a result of closure of federal and state statutes of limitations.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for the year ended December 31, 2007 expired during 2011. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to December 31, 2008. As a result, $15.0 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2010 were reversed in the current year as a result of statute expirations, of which $10.4 million is reflected as an adjustment to income tax expense, $2.5 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets.

2010 compared to the year ended December 31, 2009 ("2009")

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

        In relation to the managed behavioral healthcare business, the Company is a market leader in a mature market with many viable competitors. The Company is continuing its attempts to grow its business in the managed behavioral healthcare industry through aggressive marketing and development of new products; however, due to the maturity of the market, the Company believes that the ability to grow its current business lines may be limited. In addition, as previously discussed, substantially all of the Company's Commercial segment revenues are derived from Blue Cross Blue Shield health plans and other managed care companies, health insurers and health plans. In the past, certain of the managed care customers of the Company have decided not to renew all or part of their contracts with the Company, and to instead manage the behavioral healthcare services directly for their subscribers.

        Care Trends.    The Company expects that same-store normalized cost of care trend for the 12 month forward outlook to be 7 to 9 percent for Commercial, 1 to 3 percent for Public Sector and 4 to 6 percent for Radiology Benefits Management.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of December 31, 2011, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2011 compared to 2010

        Operating Activities.    The Company reported net cash provided by operating activities of $308.9 million and $112.0 million for 2010 and 2011, respectively. The $196.9 million decrease in operating cash flows from 2010 to 2011 is primarily attributable to the decrease in Segment Profit, the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change and other net unfavorable items primarily associated with working capital changes, partially offset by a reduction in tax payments.

        Segment Profit for 2011 decreased $20.7 million from 2010. During 2010, $36.7 million of restricted cash was shifted to restricted investments as compared to 2011, in which $62.3 million of restricted investments were shifted to restricted cash, resulting in a net decrease in operating cash flows between periods of $99.0 million. Operating cash flows for 2010 were impacted by net favorable working capital changes of $42.9 million as compared to net unfavorable working capital changes of $45.8 million 2011. The favorable working capital changes for 2010 were largely attributable to the build-up of medical claims payable for Radiology Benefits Management associated with new risk business and other items due to timing. The unfavorable working capital changes for 2011 were largely attributable to the increase in inventory associated with Specialty Pharmaceutical Management and the increase in restricted cash related to the Company's regulated entities to comply with capital requirements. Tax payments for 2011 totaled $50.3 million, which is a reduction of $11.5 million from 2010.

        During 2011, the Company's restricted cash increased $69.1 million. The change is attributable to the shift of restricted investments of $62.3 million to restricted cash, net increases in restricted cash of $19.1 million related to the Company's regulated entities and other net increases of $0.6 million, partially offset by the release of restricted cash of $12.9 million associated with a previously terminated customer contract. The increase in restricted cash for the Company's regulated entities is primarily due to increased capital requirements associated with the award of a new contract.

        Investing Activities.    The Company utilized $46.2 million and $54.4 million during 2010 and 2011, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for 2010 were $23.2 million and $23.0 million, respectively, as compared to additions for 2011 related to hard assets and capitalized software of $25.4 million and $29.0 million, respectively. During 2010, the Company used net cash of $64.3 million for the net purchase of "available for sale" securities, with the Company receiving net cash of $71.0 million during 2011 from the net maturity of "available for sale" investments. During 2011, the Company purchased provider network contracts for $1.3 million that resulted in the establishment of an intangible asset. In addition, during 2011 the Company received the final working capital settlement of $0.9 million from Coventry in relationship to the Company's acquisition of First Health.

        Financing Activities.    During 2010, the Company paid $149.8 million for the repurchase of treasury stock under the Company's share repurchase program, and paid $1.1 million related to capital lease obligations. In addition, the Company received $92.9 million from the exercise of stock options and warrants and had other net favorable items of $0.2 million.

        During 2011, the Company paid $407.6 million for the repurchase of treasury stock under the Company's share repurchase program, and paid $0.6 million related to capital lease obligations. In addition, the Company received $20.0 million under a share purchase agreement pursuant to which Blue Shield of California purchased shares of the Company's common stock, received $41.8 million from the exercise of stock options and warrants and had other net favorable items of $0.8 million.

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

        Financing Activities.    During 2009, the Company paid $89.7 million for the repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $2.6 million from the exercise of stock options and warrants and had other net favorable items of $2.7 million.

        During 2010, the Company paid $149.8 million for the repurchase of treasury stock under the Company's share repurchase program, and paid $1.1 million related to capital lease obligations. In addition, the Company received $92.9 million from the exercise of stock options and warrants and had other net favorable items of $0.8 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During 2012, the Company expects to fund its estimated capital expenditures of $61 to $71 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2011 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2012. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

Contractual Obligations and Commitments

        The following table sets forth the future financial commitments of the Company as of the December 31, 2011 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$59,770	$17,878	$25,445	$16,447	$—
Letters of credit(2)	68,109	—	—	—	—
Purchase commitments(3)	621	621	—	—	—
Tax contingency reserves(4)	99,230	1,482	—	—	—

	$227,730	$19,981	$25,445	$16,447	$—

(1)
Operating lease obligations include estimated future lease payments for both open and closed offices.

(2)
These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

(3)
Purchase commitments include open purchase orders as of December 31, 2011 relating to ongoing capital expenditure and operational activities.

(4)
Other than the estimated amount to be paid during 2012, the Company is unable to make a reasonably reliable estimate of the period of the cash settlement (if any) with the respective taxing authorities for the $99.2 million balance of its tax contingency reserves. However, settlement of such amounts could require the utilization of working capital. See further discussion in Note 7—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

        In addition to the contractual obligations and commitments discussed above, the Company has a variety of other contractual agreements related to acquiring materials and services used in the Company's operations. However, the Company does not believe these other agreements contain material noncancelable commitments.

Stock Repurchases

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 3,866,505 shares of the Company's common stock at an aggregate cost of $136.0 million (excluding broker commissions) during the year ended December 31, 2008 and made open market purchases of 1,859,959 shares of the Company's common stock at an average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the period January 1, 2009 through April 7, 2009, which was the date that the repurchase program was completed.

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009. Pursuant to this program, the Company made open market purchases of 1,711,881 shares of the Company's common stock at an average price of $43.46 per share for an aggregate cost of $74.4 million (excluding broker commissions) during the period January 1, 2010 through April 1, 2010, which was the date that the repurchase program was completed.

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. On February 18, 2011, the Company's board of directors increased the stock repurchase program by an additional $100 million. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,684,510 shares of the Company's common stock at an average price of $48.36 per share for an aggregate cost of $81.5 million (excluding broker commissions) during the period from November 3, 2010 through December 31, 2010. Pursuant to this program, the Company made open market purchases of 7,534,766 shares of the Company's common stock at an average price of $48.91 per share for an aggregate cost of $368.5 million (excluding broker commissions) during the period January 1, 2011 through November 10, 2011, which was the date the repurchase program was completed.

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011.

        The Company made no share repurchases from January 1, 2012 through February 23, 2012.

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

        Off-Balance Sheet Arrangements.    As of December 31, 2011, the Company has no material off-balance sheet arrangements.

        2011 Credit Facility.    On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). The 2011 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility will mature on December 9, 2014.

        Under the 2011 Credit Facility, the annual interest rate on Revolving Loan borrowings is equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 1.00 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00%, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 2.00 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 2.125 percent. The commitment commission on the 2011 Credit Facility is 0.375 percent of the unused Revolving Loan Commitment.

        Restrictive Covenants in Debt Agreements.    The 2011 Credit Facility contains covenants that limit management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        The 2011 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2011 Credit Facility pursuant to its terms, would result in an event of default under the 2011 Credit Facility. As of December 31, 2011, the Company was in compliance with all covenants, including financial covenants, under the 2011 Credit Facility.

        Although the 2011 Credit Facility expires on December 9, 2014, the Company believes it will be able to obtain a new facility or, if not, to use cash on hand to fund letters of credit and other liquidity needs.

        Net Operating Loss Carryforwards.    The Company has federal NOLs as of December 31, 2011 of approximately $4.8 million available to reduce future federal taxable income. These NOLs, if not used, expire in 2017 through 2019 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire.

        As of December 31, 2011, the Company's valuation allowances against deferred tax assets were $3.4 million, mostly relating to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations.

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

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment" ("ASU 2011-8"), which provides authoritative guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for the Company beginning on January 1, 2012, with early adoption permitted. The Company does not expect the guidance to impact the Company's financial position, results of operations or cash flows.

        In December 2011, the FASB issued ASU 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to our expectations for the adoption of ASU 2011-05, while the adoption of this guidance is expected to impact the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it will not have an impact on the Company's results of operations or financial condition.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2011 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2011 Credit Facility as of December 31, 2011, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2011. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        In the fourth quarter ended December 31, 2011, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework."

        Based on this assessment, management has concluded that, as of December 31, 2011, internal control over financial reporting is effective based on these criteria.

        The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report dated February 28, 2012 appears on page 62 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited Magellan Health Services, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Health Services, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Magellan Health Services, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 28, 2012

Item 9B.    Other Information

        None.

PART III

        The information required by Items 10 through 14 is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2011, except for the following information required by Item 12 of this Part III.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2011 with respect to the Company's compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securitie remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	3,841,233	$42.65	4,886,385	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,841,233	$42.65	4,886,385	(1)

(1)
Consists of shares remaining available for issuance as of December 31, 2011 under the Company's equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options and the shares of restricted stock.

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
2.2
Share Purchase Agreement between Magellan Health Services, Inc. and California Physicians' Service D/B/A Blue Shield of California, dated January 28, 2011, which was filed as Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which was file on February 25, 2011 and is incorporated herein by reference.
3.1
Bylaws of the company, which were filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed on May 2, 2008, and is incorporated herein by reference.
3.2
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
*10.28
Employment Agreement dated February 19, 2008 between the Company and Rene Lerer, M.D., which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on February 25, 2008 and is incorporated herein by reference.
*10.29
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
*10.32
Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.33	Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.
*10.34
Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on May 27, 2008 and is incorporated herein by reference.
*10.35
Employment Agreement, dated August 11, 2008 between the Company and Jonathan Rubin, Chief Financial Officer, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on August 13, 2008, and is incorporated herein by reference.
*10.36
Magellan Health Services, Inc.—2008 Management Incentive Plan, effective as of February 27, 2008, which was filed as Appendix A to the Company's Definitive Proxy Statement, which was filed on April 11, 2008, and is incorporated herein by reference.
*10.37
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
*10.39
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
*10.42
Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Jeffrey West, Senior Vice President and Controller which was filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.43
Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary which was filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.44	Amendment to Employment Agreement, as amended and restated December 16, 2008, between the Company and Rene Lerer, M.D, Chief Executive Officer which was filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
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
*10.47
Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on May 4, 2009 and is incorporated herein by reference.
*10.48
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on May 4, 2009 and is incorporated herein by reference.
*10.49
Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on May 4, 2009 and is incorporated herein by reference.
*10.50
Employment Agreement, dated July 28, 2009 between Karen S. Rohan and Magellan Health Services, Inc., which was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which was filed on July 31, 2009 and is incorporated herein by reference.
*10.51
Amendment to Employment Agreement, dated July 28, 2009 between Magellan Health Services, Inc. and Karen S. Rohan, which was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which was filed on July 31, 2009 and is incorporated herein by reference.
*10.52
Form of Stock Option Agreement, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 5, 2010 and is incorporated herein by reference.
*10.53
Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 5, 2010 and is incorporated herein by reference.
*10.54
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 5, 2010 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.55	Magellan Health Services, Inc. 2011 Management Incentive Plan, effective as of May 18, 2011, which was filed as Appendix A to the Company's Definitive Proxy Statement, which was filed on April 8, 2011, and is incorporated herein by reference.
*10.56
Magellan Health Services, Inc. 2011 Employee Stock Purchase Plan, effective as of May 18, 2011, which was filed as Appendix B to the Company's Definitive Proxy Statement, which was filed on April 8, 2011, and is incorporated herein by reference.
#21	List of subsidiaries of the Company.
#23	Consent of Independent Registered Public Accounting Firm.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders' Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

4.     Additional Information

        The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the "Codes of Ethics"). Any such requests should be made in writing to the Investor Relations Department, Magellan Health

Services, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Company's website at www.magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: February 28, 2012	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 28, 2012	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ RENE LERER Rene Lerer	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2012
/s/ ERAN BROSHY Eran Broshy	Director	February 28, 2012
/s/ MICHAEL DIAMENT Michael Diament	Director	February 28, 2012
/s/ WILLIAM D. FORREST William D. Forrest	Director	February 28, 2012
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	February 28, 2012
/s/ WILLIAM J. MCBRIDE William J. McBride	Director	February 28, 2012

Signature	Title	Date

/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 28, 2012
/s/ MARY SAMMONS Mary Sammons	Director	February 28, 2012
/s/ BARRY SMITH Barry Smith	Director	February 28, 2012
/s/ JONATHAN N. RUBIN Jonathan N. Rubin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/s/ JEFFREY N. WEST Jeffrey N. West	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2012

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2011, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Company for the years ended December 31, 2009, 2010, and 2011 as listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 28, 2012

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2010	2011
ASSETS
Current Assets:
Cash and cash equivalents	$337,179	$119,862
Restricted cash	116,734	185,794
Accounts receivable, less allowance for doubtful accounts of $1,985 and $3,336 at December 31, 2010 and 2011, respectively	106,934	121,606
Short-term investments (restricted investments of $114,903 and $129,599 at December 31, 2010 and 2011, respectively)	189,530	192,947
Deferred income taxes	28,439	35,138
Pharmaceutical inventory	27,910	39,567
Other current assets (restricted deposits of $21,302 and $20,453 at December 31, 2010 and 2011, respectively)	51,761	37,795

Total Current Assets	858,487	732,709
Property and equipment, net	111,814	118,022
Long-term investments (restricted investments of $84,950 and $7,956 at December 31, 2010 and 2011, respectively)	94,974	7,956
Deferred income taxes	825	—
Other long-term assets	2,396	10,952
Goodwill	426,939	426,939
Other intangible assets, net	53,997	44,589

Total Assets	$1,549,432	$1,341,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$31,878	$18,690
Accrued liabilities	105,776	106,809
Medical claims payable	142,671	137,973
Other medical liabilities	109,285	106,078
Current maturities of long-term capital lease obligation	559	—

Total Current Liabilities	390,169	369,550
Deferred income taxes	—	18,509
Tax Contingencies	117,599	102,919
Deferred credits and other long-term liabilities	2,649	4,915

Total Liabilities	510,417	495,893

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2010 and 2011—Issued and outstanding—43,687 shares and 33,782 shares at December 31, 2010, respectively, and 45,285 and 27,173 shares at December 31, 2011, respectively	437	453
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	725,322	804,035
Retained earnings	694,582	824,205
Warrants outstanding	420	—
Accumulated other comprehensive income (loss)	9	(150)
Ordinary common stock in treasury, at cost, 9,905 shares and 18,112 shares at December 31, 2010 and 2011, respectively	(381,755)	(783,269)

Total Stockholders' Equity	1,039,015	845,274

Total Liabilities and Stockholders' Equity	$1,549,432	$1,341,167

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2009	2010	2011
Net revenue	$2,641,814	$2,969,240	$2,799,400

Cost and expenses:
Cost of care	1,765,313	1,907,985	1,784,724
Cost of goods sold	203,336	218,630	232,038
Direct service costs and other operating expenses(1)	465,710	566,582	529,634
Depreciation and amortization	47,268	54,682	58,623
Interest expense	2,424	2,233	2,502
Interest income	(6,245)	(3,275)	(2,781)

	2,477,806	2,746,837	2,604,740

Income before income taxes	164,008	222,403	194,660
Provision for income taxes	57,337	83,744	65,037

Net income	106,671	138,659	129,623
Other comprehensive loss(2)	(58)	(105)	(159)

Comprehensive income	$106,613	$138,554	$129,464

Weighted average number of common shares outstanding—basic (See Note 6)	35,248	33,779	30,478

Weighted average number of common shares outstanding—diluted (See Note 6)	35,416	34,441	31,058

Net income per common share—basic:	$3.03	$4.10	$4.25

Net income per common share—diluted:	$3.01	$4.03	$4.17

(1)
Includes stock compensation expense of $19,782, $15,102, and $17,418 for the years ended December 31, 2009, 2010 and 2011, respectively.

(2)
Net of income tax (benefit) provision of $(37), $(68), and $(102) for the years ended December 31, 2009, 2010 and 2011, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

			Common Stock In Treasury
	Common Stock							Accumulated Other Comprehensive Income (Loss)
					Additional Paid in Capital	Retained Earnings	Warrants Outstanding		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	40,873	$409	(3,867)	$(136,153)	$589,011	$449,252	$5,382	$172	$908,073
Stock compensation expense	—	—	—	—	19,782	—	—	—	19,782
Exercise of stock options	77	1	—	—	2,578	—	—	—	2,579
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	2,917	—	—	—	2,917
Exercise of stock warrants	—	—	—	—	1	—	—	—	1
Issuance of equity	94	—	—	—	194	—	—	—	194
Repurchase of stock	—	—	(2,642)	(89,667)	—	—	—	—	(89,667)
Net income	—	—	—	—	—	106,671	—	—	106,671
Other comprehensive loss—other	—	—	—	—	—	—	—	(58)	(58)

Balance at December 31, 2009	41,044	410	(6,509)	(225,820)	614,483	555,923	5,382	114	950,492
Stock compensation expense	—	—	—	—	15,102	—	—	—	15,102
Exercise of stock options	2,027	21	—	—	76,845	—	—	—	76,866
Tax benefit (cost) from exercise of stock options and vesting of stock awards	—	—	—	—	(1,384)	—	—	—	(1,384)
Exercise of stock warrants	526	6	—	—	20,966	—	(4,962)	—	16,010
Issuance of equity	90	—	—	—	(690)	—	—	—	(690)
Repurchase of stock	—	—	(3,396)	(155,935)	—	—	—	—	(155,935)
Net income	—	—	—	—	—	138,659	—	—	138,659
Other comprehensive loss—other	—	—	—	—	—	—	—	(105)	(105)

Balance at December 31, 2010	43,687	437	(9,905)	(381,755)	725,322	694,582	420	9	1,039,015
Stock compensation expense	—	—	—	—	17,256	—	—	—	17,256
Exercise of stock options	1,065	11	—	—	40,830	—	—	—	40,841
Tax benefit (cost) from exercise of stock options and vesting of stock awards	—	—	—	—	(1,213)	—	—	—	(1,213)
Exercise of stock warrants	31	—	—	—	1,251	—	(296)	—	955
Issuance of equity	502	5	—	—	17,975	—	—	—	17,980
Repurchase of stock	—	—	(8,207)	(401,514)	—	—	—	—	(401,514)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	2,490	—	—	—	2,490
Forfeiture of stock warrants	—	—	—	—	124	—	(124)	—	—
Net income	—	—	—	—	—	129,623	—	—	129,623
Other comprehensive loss—other	—	—	—	—	—	—	—	(159)	(159)

Balance at December 31, 2011	45,285	$453	(18,112)	$(783,269)	$804,035	$824,205	$—	$(150)	$845,274

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2009	2010	2011
Cash flows from operating activities:
Net income	$106,671	$138,659	$129,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,268	54,682	58,623
Non-cash interest expense	899	569	1,033
Non-cash stock compensation expense	19,782	15,102	17,418
Non-cash income tax expense	30,033	42,251	8,308
Non-cash amortization on investments	4,161	10,155	12,309
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	32,736	42,925	(69,060)
Accounts receivable, net	(3,328)	3,262	(15,609)
Inventory	(7,577)	(2,347)	(11,657)
Other assets	(1,359)	(14,847)	(5,672)
Accounts payable and accrued liabilities	(2,908)	14,447	(7,251)
Medical claims payable and other medical liabilities	(7,495)	3,638	(7,905)
Other	(310)	445	1,843

Net cash provided by operating activities	218,573	308,941	112,003

Cash flows from investing activities:
Capital expenditures	(33,220)	(46,162)	(54,394)
Acquisitions and investments in businesses, net of cash acquired	(115,438)	—	(376)
Purchase of investments	(299,357)	(291,289)	(259,552)
Maturity of investments	298,556	226,957	330,583

Net cash (used in) provided by investing activities	(149,459)	(110,494)	16,261

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(3)	(1,120)	(559)
Proceeds from issuance of equity	—	—	20,000
Payments to acquire treasury stock	(89,667)	(149,805)	(407,645)
Proceeds from exercise of stock options and warrants	2,580	92,876	41,796
Tax benefit from exercise of stock options and vesting of stock awards	2,917	1,121	2,038
Other	(259)	(847)	(1,211)

Net cash used in financing activities	(84,432)	(57,775)	(345,581)

Net (decrease) increase in cash and cash equivalents	(15,318)	140,672	(217,317)
Cash and cash equivalents at beginning of period	211,825	196,507	337,179

Cash and cash equivalents at end of period	$196,507	$337,179	$119,862

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services.

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

December 31, 2011

1. General (Continued)

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging and other therapeutic services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services.

Drug Benefits Management

        Two of the Company's segments are in the drug benefits management business. This line of business generally reflects the Company's clinical management of drugs paid under medical and pharmacy benefit programs. The Company's services include the coordination and management of the specialty drug spend for health plans, employers, and governmental agencies, and the management of pharmacy programs for Medicaid and other state-sponsored programs. The two segments in this line of business are:

        Specialty Pharmaceutical Management.    The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") comprises programs that manage specialty drugs used in the treatment of complex conditions such as, cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, or oral drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, employers, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; and (iii) medical pharmacy management programs.

        Medicaid Administration.    The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to the public sector to manage Medicaid pharmacy, mental health, and long-term care programs. The primary focus of the Company's

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

1. General (Continued)

Medicaid Administration unit involves providing pharmacy benefits administration ("PBA") and pharmacy benefits management ("PBM") services under contracts with health plans and public sector healthcare clients for Medicaid and other state sponsored program recipients. The Company's services include pharmacy point-of-sale claims processing systems and administration, drug utilization review, clinical prior authorization, utilization and formulary management services, Preferred Drug List programs, Maximum Allowable Cost programs, and drug rebate program services. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. In addition to Medicaid Administration's FFS contracts, effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers.

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

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment" ("ASU 2011-8"), which provides authoritative guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

impairment test. This guidance will be effective for the Company beginning on January 1, 2012, with early adoption permitted. The Company does not expect the guidance to impact the Company's financial position, results of operations or cash flows.

        In December 2011, the FASB issued ASU 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to our expectations for the adoption of ASU 2011-05, while the adoption of this guidance is expected to impact the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it will not have an impact on the Company's results of operations or financial condition.

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.2 billion, $2.4 billion and $2.2 billion for the years ended December 31, 2009, 2010 and 2011, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $104.4 million, $192.9 million and $174.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

Block Grant Revenues

        The Maricopa Contract is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $106.6 million, $109.1 million, and $114.4 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $221.6 million, $234.8 million and $247.4 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $7.6 million, $13.1 million and $26.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Rebate Revenue

        The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues for the years ended December 31, 2009, 2010 and 2011 were $29.4 million, $25.5 million, and $32.8 million, respectively.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2009, 2010 and 2011. Pursuant to the Maricopa Contract, the Company provides behavioral healthcare management and

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

other related services to approximately 715,000 members in Maricopa County, Arizona. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $725.0 million, $807.1 million and $779.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2009, 2010, and 2011 (in thousands):

Segment	Term Date	2009		2010		2011
Commercial
Customer A	December 31, 2012	$235,002		$243,399		$171,109
Customer B	June 30, 2014	85,842		71,338		67,049
Customer C	December 31, 2012 to December 14, 2013(1)	40,697	*	65,175	*	111,607
Public Sector
Customer D	June 30, 2012(2)	147,734		153,650		191,063
Radiology Benefits Management
WellPoint, Inc.	December 31, 2010(3)	155,933		159,644		—
Customer E	November 30, 2012 to April 30, 2013(1)	—		121,401		134,257
Customer F	June 30, 2011 to November 30, 2011(1)(3)	80,368		66,970		38,297
Customer G	June 30, 2014	23,331	*	51,877		55,197
Customer H	March 31, 2013	—		10,448	*	36,293
Specialty Pharmaceutical Management
Customer I	March 31, 2012 to January 1, 2013(1)	85,725		86,850		90,563
Customer J	April 29, 2012 to September 1, 2012(1)	43,937		57,198		56,115
Customer E	February 1, 2012 to April 30, 2013(1)	30,856		32,877		25,006	*
Customer Q	December 31, 2012	42,465		24,897	*	18,943	*
Medicaid Administration
Customer K	December 4, 2011(3)	11,353		31,145		28,060
Customer L	September 30, 2013(4)	—		26,108		82,770
Customer M	March 16, 2012 to June 30, 2017(1)	10,528		24,432		23,683
Customer N	June 30, 2012 to June 30, 2013(1)	8,995		22,000		18,924	*
Customer O	June 30, 2010(3)	8,815		10,319	*	—
Customer P	June 30, 2013 to September 30, 2014(1)	6,036	*	16,249	*	22,084

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

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $315.5 million, $334.8 million and $351.6 million for the years ended December 31, 2009, 2010 and 2011, respectively. Net revenues from the Florida Areas in the aggregate totaled $130.9 million, $140.5 million and $131.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

        The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves estimating current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company establishes valuation allowances against deferred tax assets if it is more likely than not that the deferred tax asset will not be realized. The need for a valuation allowance is determined based on the evaluation of various factors, including expectations of future earnings and management's judgment. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

        The Company periodically performs a comprehensive review of its tax positions and accrues amounts for tax contingencies related to uncertain tax positions. Based upon these reviews, the status of ongoing tax audits, and the expiration of applicable statutes of limitations, accruals are adjusted as necessary. The tax benefit from an uncertain tax position is recognized when it is more likely than not that, based on technical merit, the position will be sustained upon examination, including resolution of any related appeals or litigation processes. Total accruals for unrecognized tax benefits as of December 31, 2010 and 2011 were $111.6 million and $99.2 million, respectively, and were included within the accompanying consolidated balance sheets in tax contingencies.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

        The Company adjusts these liabilities for unrecognized tax benefits when its judgment changes as a result of the evaluation of new information not previously available. The resolution of tax audits is unpredictable and could result in tax liabilities that are significantly different than those which have been estimated and accrued by the Company. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. If the Company's unrecognized tax benefits had been fully realized as of December 31, 2010 and 2011, $88.2 million and $80.3 million, respectively, would have impacted the effective tax rate.

        Reversals of both valuation allowances and unrecognized tax benefits are recorded in the period they occur, typically as reductions to income tax expense. However, reversals of unrecognized tax benefits related to deductions for stock compensation in excess of the related book expense are recorded as increases in additional paid-in capital. To the extent reversals of unrecognized tax benefits cannot be specifically traced to these excess deductions due to complexities in the tax law, the Company records the tax benefit for such reversals to additional paid-in capital on a pro-rata basis.

        The Company recognizes interim period income taxes by estimating an annual effective tax rate and applying it to year-to-date results. The estimated annual effective tax rate is periodically updated throughout the year based on actual results to date and an updated projection of full year income. Although the effective tax rate approach is generally used for interim periods, taxes on significant, unusual and infrequent items are recognized at the statutory tax rate entirely in the period the amounts are realized.

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At December 31, 2011, the Company's excess capital and undistributed earnings for the Company's regulated subsidiaries of $56.3 million are included in cash and cash equivalents.

Restricted Assets

        The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries. Significant restricted assets of the Company as of December 31, 2010 and 2011 were as follows (in thousands):

	2010	2011
Restricted cash	$116,734	$185,794
Restricted short-term investments	114,903	129,599
Restricted deposits (included in other current assets)	21,302	20,453
Restricted long-term investments	84,950	7,956

Total	$337,889	$343,802

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

Investments

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value. Securities which have been classified as Level 1 are measured using quoted market prices while those which have been classified as Level 2 are measured using quoted prices for identical assets and liabilities in markets that are not active. The Company's policy is to classify all investments with contractual maturities within one year as current. Investment income is recognized when earned and reported net of investment expenses. Net unrealized holding gains or losses are excluded from earnings and are reported, net of tax, as "accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheets and consolidated statements of income until realized, unless the losses are deemed to be other-than-temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the consolidated statements of income.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

        As of December 31, 2010 and 2011, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2009, 2010 or 2011. The following is a summary of short-term and long-term investments at December 31, 2010 and 2011 (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$2,178	$1	$—	$2,179
Obligations of government-sponsored enterprises(1)	10,142	7	(11)	10,138
Corporate debt securities	268,739	245	(215)	268,769
Certificates of deposit	750	—	—	750
Taxable municipal bonds	2,680		(12)	2,668

Total investments at December 31, 2010	$284,489	$253	$(238)	$284,504

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$697	$—	$—	$697
Obligations of government-sponsored enterprises(2)	8,293	3	(3)	8,293
Corporate debt securities	192,059	31	(277)	191,813
Certificates of deposit	100	—	—	100

Total investments at December 31, 2011	$201,149	$34	$(280)	$200,903

(1)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

(2)
Includes investments in notes issued by the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of December 31, 2011 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2012	$193,147	$192,947
2013	8,002	7,956

Total investments at December 31, 2011	$201,149	$200,903

Accounts Receivable

        The Company's accounts receivable consists of amounts due from customers throughout the United States. Collateral is generally not required. The Company establishes an allowance for doubtful

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

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

Pharmaceutical Inventory

        Pharmaceutical inventory consists solely of finished products (primarily prescription drugs) and are stated at the lower of first-in first-out cost or market.

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

Property and Equipment

        Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes costs incurred to develop internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for buildings and improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. The net capitalized internal use software as of December 31, 2010 and 2011 was $61.9 million and $62.0 million, respectively. Depreciation expense was $37.8 million, $43.9 million, and $47.9 million for the years ended December 31, 2009, 2010 and 2011, respectively. Included in the depreciation expense for the years ended December 31, 2009, 2010 and 2011 was $20.2 million, $26.6 million and $28.9 million, respectively, related to capitalized internal use software.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

        Property and equipment, net, consisted of the following at December 31, 2010 and 2011 (in thousands):

	2010	2011
Buildings and improvements	$5,321	$5,037
Equipment	141,427	150,874
Capitalized internal-use software	195,223	224,190

	341,971	380,101
Accumulated depreciation	(230,157)	(262,079)

Property and equipment, net	$111,814	$118,022

Goodwill

        The Company is required to test its goodwill for impairment on at least an annual basis. The Company has selected October 1 as the date of its annual impairment test. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit with goodwill based on various valuation techniques, with the primary technique being a discounted cash flow analysis, which requires the input of various assumptions with respect to revenues, operating margins, growth rates and discount rates. The estimated fair value for each reporting unit is compared to the carrying value of the reporting unit, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit's "implied fair value" of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

        The fair value of the Health Plan (a component of the Commercial segment) and the Radiology Benefits Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        The fair value of the Specialty Pharmaceutical Management reporting unit was determined using the discounted cash flow, guideline company and similar transaction methods. Key assumptions for the discounted cash flow method are consistent with those described above. For the guideline company method, revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples for guideline companies were applied to the reporting unit's actual revenue and EBTIDA for the twelve-month period ended September 30, 2011 and projected revenue and EBITDA for 2012. For the similar transaction method, an EBITDA multiple based on merger and acquisition transactions for similar companies was applied to the reporting unit's actual EBITDA for the twelve-month period ended September 30, 2011. The weighting applied to the fair values determined using the discounted cash flow, guideline company and similar transaction methods to determine an overall fair value for the Specialty Pharmaceutical Management reporting unit was 60 percent, 24 percent and 16 percent,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

respectively. The weighting of each of the methods described above was based on the relevance of the approach. A change in the weighting would not change the outcome of the first step of the impairment test.

        The fair value of the Medicaid Administration reporting unit was determined using discounted cash flow, guideline company and similar transaction methods. Key assumptions for the discounted cash flow method are consistent with those described above. For the guideline company method, an EBITDA multiple for guideline companies was applied to the reporting unit's projected EBITDA for 2012. For the similar transaction method, revenue and EBITDA multiples based on merger and acquisition transactions for similar companies were applied to the reporting unit's actual revenue and EBITDA for the twelve-month period ended September 30, 2011. The weighting applied to the fair values determined using the discounted cash flow, guideline company and similar transaction methods to determine an overall fair value for the Medicaid Administration reporting unit was 75 percent, 22.5 percent and 2.5 percent, respectively. The weighting of each of the methods described above was based on the relevance of the approach. A change in the weighting would not change the outcome of the first step of the impairment test.

        As a result of the first step of the 2011 annual goodwill impairment analysis, the fair value of each reporting unit with goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 56 percent decline in fair value of the Health Plan reporting unit, a 54 percent decline in fair value of Radiology Benefits Management, or a 20 percent decline in fair value of Specialty Pharmaceutical Management would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        For Medicaid Administration, an 8 percent decline in fair value, or approximately $10 million, would have caused the carrying value to be in excess of its fair value as of October 1, 2011. While there are numerous assumptions that impact the calculation of the fair value of this reporting unit, the most sensitive assumptions relate to the discount rate and the estimated future cash flows. A decline in fair value of approximately $10 million would occur upon either: (1) an increase of 0.85 basis points in the discount rate utilized to determine the present value of the projected net cash flows; or (2) a decline of between 12 and 25 percent in estimated future cash flows, with the percentage decrease varying depending upon whether the cash flow decrease were to occur in the near term or the long term. Such decline in the future cash flows could be the result of a loss of one or more significant customers without the generation of new business to offset such losses. A decline in the fair value could result in a carrying value for Medicaid Administration in excess of fair value, which would require the second step of goodwill testing to be performed. The second step could result in an impairment loss for goodwill.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

        Goodwill for each of the Company's reporting units is as follows (in thousands):

	December 31,
	2010	2011
Commercial	$120,485	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291
Medicaid Administration	59,614	59,614

Total	$426,939	$426,939

        The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011 are reflected in the table below (in thousands):

	2010	2011
Balance as of beginning of period	$426,471	$426,939
Adjustment related to acquisition of Medicaid Administration	468	—

Balance as of end of period	$426,939	$426,939

Intangible Assets

        The following is a summary of intangible assets at December 31, 2010 and 2011, and the estimated useful lives for such assets (in thousands):

	December 31, 2010
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 18 years	$121,490	$(71,165)	$50,325
Provider networks and other	5 to 16 years	7,430	(3,758)	3,672

		$128,920	$(74,923)	$53,997

	December 31, 2011
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 18 years	$121,490	$(81,388)	$40,102
Provider networks and other	5 to 16 years	8,743	(4,256)	4,487

		$130,233	$(85,644)	$44,589

        Amortization expense was $9.5 million, $10.8 million and $10.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. The Company estimates amortization expense will be

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

$9.7 million, $9.1 million, $9.1 million, $8.0 million and $5.3 million for the years ending December 31, 2012, 2013, 2014, 2015, and 2016 respectively.

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	2009	2010	2011
Claims payable and IBNR, beginning of period	$184,422	$168,851	$166,095
Cost of care:
Current year	1,771,213	1,919,785	1,790,124
Prior years	(5,900)	(11,800)	(5,400)

Total cost of care	1,765,313	1,907,985	1,784,724

Claim payments and transfers to other medical liabilities(1):
Current year	1,624,626	1,777,356	1,657,291
Prior years	156,258	133,385	136,429

Total claim payments and transfers to other medical liabilities	1,780,884	1,910,741	1,793,720

Claims payable and IBNR, end of period	168,851	166,095	157,099
Withhold receivables, end of period(2)	(25,182)	(23,424)	(19,126)

Medical claims payable, end of period	$143,669	$142,671	$137,973

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2011; however, actual claims payments may differ from established estimates.

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

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

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

Accrued Liabilities

        As of December 31, 2010 and 2011, the only individual current liability that exceeded five percent of total current liabilities related to accrued employee compensation liabilities of $34.5 million and $32.7 million, respectively.

Net Income per Common Share

        Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 6—"Stockholders' Equity").

Stock Compensation

        The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees, and recorded stock compensation expense of $19.8 million, $15.1 million, and $17.4 million for the years ended December 31, 2009, 2010 and 2011, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2009, 2010 and 2011 is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of five percent, five percent and four percent, respectively. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes substantially all of these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting term of three years.

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

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

        Level 3—Unobservable inputs that reflect the Company's assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company's data.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2010 and 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$68,726	$—	$68,726
Restricted Cash(2)	—	72,698	—	72,698
Investments:
U.S. Government and agency securities	2,179	—	—	2,179
Obligations of government-sponsored enterprises(3)	—	10,138	—	10,138
Corporate debt securities	—	268,769	—	268,769
Taxable municipal bonds	—	2,668	—	2,668
Certificates of deposit	—	750	—	750

December 31, 2010	$2,179	$423,749	$—	$425,928

	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(4)	$—	$1,296	$—	$1,296
Restricted Cash(5)	—	47,972	—	47,972
Investments:
U.S. Government and agency securities	697	—	—	697
Obligations of government-sponsored enterprises(6)	—	8,293	—	8,293
Corporate debt securities	—	191,813	—	191,813
Taxable municipal bonds	—	—	—	—
Certificates of deposit	—	100	—	100

December 31, 2011	$697	$249,474	$—	$250,171

(1)
Excludes $268.5 million of cash held in bank accounts by the Company.

(2)
Excludes $44.0 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

(4)
Excludes $118.6 million of cash held in bank accounts by the Company.

(5)
Excludes $137.8 million of restricted cash held in bank accounts by the Company.

(6)
Includes investments in notes issued by the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Acquisitions

Acquisition of First Health Services

        Pursuant to the June 4, 2009 Purchase Agreement (the "Purchase Agreement") with Coventry Health Care ("Coventry"), on July 31, 2009 the Company acquired (the "Acquisition") all of the outstanding equity interests of Coventry's direct and indirect subsidiaries First Health Services Corporation ("FHS"), FHC, Inc. ("FHC") and Provider Synergies, LLC (together with FHS and FHC, "First Health Services") and certain assets of Coventry which are related to the operation of the business conducted by First Health Services. As consideration for the Acquisition, the Company paid $114.5 million in cash, excluding cash acquired and including net payments of $6.5 million for excess working capital. The Company funded the Acquisition with cash on hand.

        Effective July 1, 2010 the Company discontinued the use of the name First Health Services Corporation and officially changed such name to "Magellan Medicaid Administration, Inc." The Company reports the results of operations of Magellan Medicaid Administration, Inc. within the Medicaid Administration segment.

4. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service ("IRS") deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 6 percent of their annual compensation. The Company recognized $5.1 million, $5.6 million and $5.8 million of expense for the years ended December 31, 2009, 2010 and 2011, respectively, for matching contributions to the 401(k) Plan.

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

December 31, 2011

5. Long-Term Debt and Capital Lease Obligations (Continued)

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

        On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). At such point, the 2010 Credit Facility was terminated. The 2011 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility will mature on December 9, 2014.

        Under the 2011 Credit Facility, the annual interest rate on Revolving Loan borrowings is equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 1.00 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00%, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 2.00 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 2.125 percent. The commitment commission on the 2011 Credit Facility is 0.375 percent of the unused Revolving Loan Commitment.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

5. Long-Term Debt and Capital Lease Obligations (Continued)

        The 2011 Credit Facility contains covenants that limit management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        There were $0.6 million and $0 million of capital lease obligations at December 31, 2010 and 2011, respectively, $44.9 million and $68.1 million of letters of credit outstanding at December 31, 2010 and 2011, respectively, and no Revolving Loan borrowings at December 31, 2010 or December 31, 2011.

6. Stockholders' Equity

Stock Compensation

        At December 31, 2010 and 2011, the Company had equity-based employee incentive plans. Prior to May 18, 2011, the Company utilized the 2008 Management Incentive Plan (the "2008 MIP"), 2006 Management Incentive Plan (the "2006 MIP"), 2003 Management Incentive Plan (the "2003 MIP") and 2006 Directors' Equity Compensation Plan (collectively the "Preexisting Plans") for grants of stock options, restricted stock, restricted stock units, and stock appreciation rights, to provide incentives to officers, employees and non-employee directors.

        On February 18, 2011 the board of directors of the Company approved the 2011 Management Incentive Plan ("2011 MIP"), and the 2011 MIP was approved by the Company's shareholders at the 2011 Annual Meeting of Shareholders on May 18, 2011. The 2011 MIP provides for the delivery of up to a number of shares equal to (i) 5,000,000 shares of common stock, plus (ii) the number of shares subject to outstanding awards under the Preexisting Plans which become available after shareholder approval of the 2011 MIP as a result of forfeitures, expirations, and in other permitted ways under the share recapture provisions of the 2011 MIP. Delivery of shares under "full-value" awards (awards other than options or stock appreciation rights) will be counted for each share delivered as 2.29 shares against the total number of shares reserved under the 2011 MIP. Upon shareholder approval of the 2011 MIP, no further awards were made under the Preexisting Plans, and any shares that remained available for new awards (i.e.,were not committed for outstanding awards) under the Preexisting Plans were not carried forward to the 2011 MIP.

        The 2011 MIP provides for awards of stock options, resticted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights, cash-denominated awards and any combination of the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Stockholders' Equity (Continued)

foregoing. A restricted stock unit is a notional account representing the right to receive a share of the Company's Common Stock (or, at the Company's option, cash in lieu thereof) at some future date. In general, stock options vest ratably on each anniversary over the three years subsequent to grant, and have a ten year life. RSAs generally vest on the anniversary of the grant, while RSUs vest ratably on each anniversary over the three years subsequent to grant. The 2011 MIP additionally provides for the ability of employees to purchase common stock at a discount under the employee stock purchase plan ("ESPP"). At December 31, 2011, 4,886,385 shares of the Company's common stock remain available for future grant under the Company's 2011 MIP.

Stock Options

        Summarized information related to the Company's stock options for the years ended December 31, 2009, 2010 and 2011 is as follows:

	2009		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,668,490	$39.82	5,185,091	$38.19
Granted	1,326,694	33.00	951,072	42.70
Forfeited	(732,846)	39.68	(332,105)	40.66
Exercised	(77,247)	33.38	(2,028,472)	37.89

Outstanding, end of period	5,185,091	$38.19	3,775,586	$39.27

	2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	3,775,586	$39.27
Granted	1,217,958	49.30
Forfeited	(86,986)	42.13
Exercised	(1,065,325)	38.34

Outstanding, end of period	3,841,233	$42.65	7.47	$26,446

Vested and expected to vest at end of period	3,763,158	$42.55	7.44	$26,251

Exercisable, end of period	1,720,871	$40.02	6.03	$16,268

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2011 of $49.47 and the exercise price) for all in-the-money options as of December 31, 2011. This amount changes based on the fair market value of the Company's common stock.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Stockholders' Equity (Continued)

        The total pre-tax intrinsic value of options exercised (based on the difference between the Company's closing stock price on the day the option was exercised and the exercise price) during the years ended December 31, 2009, 2010 and 2011 was $0.4 million, $18.2 million and $13.1 million, respectively.

        The weighted average grant date fair value of substantially all stock options granted during the years ended December 31, 2009, 2010 and 2011 was $8.69, $11.74, and $12.72, respectively, as estimated using the Black- Scholes-Merton option pricing model based on the following weighted average assumptions:

	2009	2010	2011
Risk-free interest rate	1.67%	1.74%	1.63%
Expected life	4 years	4 years	4 years
Expected volatility	30.20%	31.70%	29.88%
Expected dividend yield	0.00%	0.00%	0.00%

        For the years ended December 31, 2009, 2010 and 2011, expected volatility was based on the historical volatility of the Company's stock price.

        As of December 31, 2011, there was $16.9 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.89 years. The total fair value of options vested during the year ended December 31, 2011 was $10.3 million.

        The benefits of tax deductions from exercises of stock options and vesting of stock awards are reported as a financing cash flow, rather than as an operating cash flow. In the years ended December 31, 2009, 2010 and 2011, approximately $2.9 million, $1.1 million and $2.0 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the years ended December 31, 2009 and 2011, $2.9 million and $2.0 million, respectively, were reflected as increases to additional paid-in capital. For the year ended December 31, 2010, the change to additional paid-in capital related to tax benefits (deficiencies) was $(1.4) million which includes the $1.1 million of excess tax benefits offset by $2.5 million of tax deficiencies.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Stockholders' Equity (Continued)

Restricted Stock Awards

        Summarized information related to the Company's nonvested RSAs for the years ended December 31, 2009, 2010 and 2011 is as follows:

	2009		2010		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	321,935	$42.92	28,910	$30.27	22,309	$39.23
Awarded	30,385	30.36	22,309	39.23	18,748	52.11
Vested	(319,547)	42.97	(28,910)	30.27	(22,309)	39.23
Forfeited	(3,863)	36.66	—	—	—	—

Outstanding, ending of period	28,910	$30.27	22,309	$39.23	18,748	$52.11

        As of December 31, 2011, there was $0.4 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.38 years.

Restricted Stock Units

        Summarized information related to the Company's nonvested RSUs for the years ended December 31, 2009, 2010 and 2011 is as follows:

	2009		2010		2011
	Shares	Weighted Grant Date Fair Value	Shares	Weighted Grant Date Fair Value	Shares	Weighted Grant Date Fair Value
Outstanding, beginning of period	176,112	$38.72	184,454	$34.99	190,488	$38.43
Awarded	121,065	32.91	101,812	42.75	115,003	49.14
Vested	(73,465)	39.16	(84,615)	36.20	(90,853)	37.50
Forfeited	(39,258)	37.60	(11,163)	37.97	(8,300)	42.94

Outstanding, ending of period	184,454	$34.99	190,488	$38.43	206,338	$44.63

        As of December 31, 2011, there was $3.8 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.89 years.

Common Stock Warrants

        On January 5, 2004, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011 and at an approximate fair value per warrant of $9.44 ("2004 Warrants"). As of December 31, 2010, 44,561 of these 2004 Warrants remained outstanding. In January 2011, 31,362 warrants were exercised and the remaining 13,199 warrants were forfeited. There were no warrants outstanding as of December 31, 2011.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Stockholders' Equity (Continued)

Income per Common Share

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of net income per share for the years ended December 31, 2009, 2010, and 2011 (in thousands, except per share amounts):

	2009	2010	2011
Numerator:
Net income	$106,671	$138,659	$129,623

Denominator:
Weighted average number of common shares outstanding—basic	35,248	33,779	30,478
Common stock equivalents—stock options	46	448	480
Common stock equivalents—warrants	52	116	—
Common stock equivalents—restricted stock awards	29	12	9
Common stock equivalents—restricted stock units	41	86	91

Weighted average number of common shares outstanding—diluted	35,416	34,441	31,058

Net income per common share—basic	$3.03	$4.10	$4.25

Net income per common share—diluted	$3.01	$4.03	$4.17

        The weighted average number of common shares outstanding for the years ended December 31, 2009, 2010 and 2011 was calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2009, 2010 and 2011 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, stock purchased under the ESPP and shares of common stock related to certain warrants issued on January 5, 2004.

        For the years ended December 31, 2009, 2010 and 2011, the Company had additional potential dilutive securities outstanding representing 5.2 million, 2.0 million and 1.0 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

Stock Repurchases

        On July 30, 2008 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through January 31, 2010. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Stockholders' Equity (Continued)

this program, the Company made open market purchases of 3,866,505 shares of the Company's common stock at an aggregate cost of $136.0 million (excluding broker commissions) during the year ended December 31, 2008 and made open market purchases of 1,859,959 shares of the Company's common stock at an average share price of $34.39 per share for an aggregate cost of $64.0 million (excluding broker commissions) during the period January 1, 2009 through April 7, 2009, which was the date that the repurchase program was completed.

        On July 28, 2009 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $100 million of its outstanding common stock through July 28, 2011. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions under the program from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 782,400 shares of the Company's common stock at an average price of $32.75 per share for an aggregate cost of $25.6 million (excluding broker commissions) during the period from August 17, 2009 through December 31, 2009. Pursuant to this program, the Company made open market purchases of 1,711,881 shares of the Company's common stock at an average price of $43.46 per share for an aggregate cost of $74.4 million (excluding broker commissions) during the period January 1, 2010 through April 1, 2010, which was the date that the repurchase program was completed.

        On July 27, 2010 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $350 million of its outstanding common stock through July 28, 2012. On February 18, 2011, the Company's board of directors increased the stock repurchase program by an additional $100 million. Stock repurchases under the program could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. The stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 1,684,510 shares of the Company's common stock at an average price of $48.36 per share for an aggregate cost of $81.5 million (excluding broker commissions) during the period from November 3, 2010 through December 31, 2010. Pursuant to this program, the Company made open market purchases of 7,534,766 shares of the Company's common stock at an average price of $48.91 per share for an aggregate cost of $368.5 million (excluding broker commissions) during the period January 1, 2011 through November 10, 2011, which was the date the repurchase program was completed.

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorizes the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Stockholders' Equity (Continued)

made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011.

        The Company made no share repurchases from January 1, 2012 through February 23, 2012.

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

7. Income Taxes

  Income Tax Expense

        The components of income tax (benefit) expense for the following years ended December 31 were as follows (in thousands):

	2009	2010	2011
Income taxes currently payable:
Federal	$17,003	$34,235	$51,195
State	4,443	6,722	5,534

	21,446	40,957	56,729

Deferred income taxes:
Federal	40,348	44,310	8,644
State	(4,457)	(1,523)	(336)

	35,891	42,787	8,308

Total income tax expense	$57,337	$83,744	$65,037

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

7. Income Taxes (Continued)

        Total income tax expense for the years ended December 31 was different from the amount computed using the statutory federal income tax rate of 35% for the following reasons (in thousands):

	2009	2010	2011
Income tax expense at federal statutory rate	$57,403	$77,841	$68,458
State income taxes, net of federal income tax benefit	6,805	7,491	7,013
Tax contingencies reversed due to statute closings	(5,763)	(3,002)	(12,521)
Net change in valuation allowances	(4,342)	(2,554)	(1,163)
Other—net	3,234	3,968	3,250

Total income tax expense	$57,337	$83,744	$65,037

  Deferred Income Taxes

        The significant components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2010	2011
Deferred tax assets:
Intangible assets	$2,966	$—
Accrued compensation	3,404	3,258
Operating loss carryforwards	12,936	10,969
Stock compensation	15,094	13,431
Community reinvestment reserves	5,420	8,065
Other non-deductible book accruals	4,480	5,543
Claims reserves	5,703	5,438
Self-insured medical reserves	2,448	4,167
Refundable tax credits	4,855	—
Indirect tax benefits	8,506	6,947
Other	5,287	7,344

Total deferred tax assets	71,099	65,162
Valuation allowance	(5,319)	(3,424)

Deferred tax assets after valuation allowance	65,780	61,738

Deferred tax liabilities:
Property and depreciation	(33,356)	(37,712)
Intangible assets	—	(7,358)
Other liabilities	(3,160)	(39)

Total deferred tax liabilities	(36,516)	(45,109)

Net deferred tax assets	$29,264	$16,629

        The Company's valuation allowances against deferred tax assets were $5.3 million and $3.4 million as of December 31, 2010 and 2011, respectively, mostly relating to uncertainties regarding the eventual

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

7. Income Taxes (Continued)

realization of certain state net operating loss carryforwards ("NOLs"). Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company's deferred tax assets, as reduced by valuation allowances. This determination is based upon its consistent overall earnings history and future earnings expectations. Other than deferred tax benefits attributable to operating loss carryforwards, there are no time constraints within which the Company's deferred tax assets must be realized. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations. Reversals of valuation allowances are recorded as reductions to income tax expense in the period they occur.

        The Company has federal NOLs as of December 31, 2011 of $4.8 million available to reduce future federal taxable income. These NOLs, if not used, will expire in 2017 through 2019 and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). In addition, the Company's utilization of such NOLs is subject to limitation under Internal Revenue Code Section 382 ("Section 382") which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit the Company's ability to use any federal NOLs before they expire.

Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2009	2010	2011
Balance as of beginning of period	$129,157	$113,100	$111,594
Additions based on tax positions related to the current year	4,023	3,317	3,240
Additions for tax positions of prior years	4,759	422	948
Reductions for tax positions of prior years	(17,866)	(1,916)	(1,492)
Reductions due to lapses of applicable statutes of limitations	(6,822)	(3,329)	(15,011)
Settlements	(151)	—	(49)

Balance as of end of period	$113,100	$111,594	$99,230

        If these unrecognized tax benefits had been realized as of December 31, 2010 and 2011, $88.2 million and $80.3 million, respectively, would have impacted the effective tax rate.

        The Company periodically performs a comprehensive review of its tax positions and accrues amounts for tax contingencies related to uncertain tax positions. Based upon these reviews, the status of ongoing tax audits, and the expiration of applicable statutes of limitations, accruals are adjusted as necessary. The tax benefit from an uncertain tax position is recognized when it is more likely than not that, based on technical merit, the position will be sustained upon examination, including resolution of any related appeals or litigation processes. The resolution of tax audits is unpredictable and could result in tax liabilities that are significantly different than those which have been estimated and accrued

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

7. Income Taxes (Continued)

by the Company. Such amounts are included within the accompanying consolidated balance sheets in tax contingencies, and the remainder reducing deferred tax assets.

        The Company adjusts these liabilities for unrecognized tax benefits when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. Reversals of unrecognized tax benefits are recorded in the period they occur, typically as reductions to income tax expense. However, reversals of unrecognized tax benefits related to deductions for stock compensation in excess of the related book expense are recorded as increases in additional paid-in capital. To the extent reversals of unrecognized tax benefits cannot be specifically traced to these excess deductions due to complexities in the tax law, the Company records the tax benefit for such reversals to additional paid-in capital on a pro-rata basis.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for the year ended December 31, 2007 expired during 2011. With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to December 31, 2008. As a result, $15.0 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2010 were reversed in the current year as a result of statute expirations, of which $10.4 million is reflected as a reduction to income tax expense, $2.5 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Further, the statute of limitations regarding the assessment of federal and most state and local income taxes for the year ended December 31, 2008 will expire during 2012. The Company anticipates that up to $43.2 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2011 could be reversed during 2012 as a result of statute expirations, of which $35.6 million would be reflected as a reduction to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. All such reversals (net of the related indirect tax benefits) would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs, primarily in the 3rd quarter.

        As of December 31, 2010 and 2011, the Company had accrued approximately $3.7 million and $2.8 million, respectively, for the potential payment of interest and penalties (net of indirect benefits). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2009, 2010 and 2011, the Company recorded approximately $(0.7) million, $0.2 million and $(0.9) million in interest and penalties.

8. Supplemental Cash Flow Information

        Supplemental cash flow information for the years ended December 31, 2009, 2010 and 2011 is as follows (in thousands):

	2009	2010	2011
Income taxes paid, net of refunds	$16,599	$61,861	$50,324

Interest paid	$1,470	$1,685	$1,521

Assets acquired through capital leases	$—	$1,680	$—

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

9. Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2011 to June 17, 2012. The general liability policy is written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policy has a one-year term for the period June 17, 2011 to June 17, 2012. The general liability policy is written on an "occurrence" basis and the professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

        The Company maintains separate professional liability insurance policies with unaffiliated insurers for its Maricopa Contract business for the behavioral health direct care facilities. The Maricopa Contract professional liability insurance policies effective dates were from September 1, 2008 to September 1, 2009. The Company purchased a five-year extended reporting period for the professional liability policies effective September 1, 2009 for the period September 1, 2009 to September 1, 2014, subject to a $0.5 million per claim un-aggregated self-insured retention. The professional liability policies are written on a "claims-made" basis.

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

December 31, 2011

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

Operating Leases

        The Company leases certain of its operating facilities and equipment. The leases, which expire at various dates through November 2019, generally require the Company to pay all maintenance, property tax and insurance costs.

        At December 31, 2011, aggregate amounts of future minimum payments under operating leases were as follows: 2012—$17.9 million; 2013—$10.3 million; 2014—$8.3 million; 2015—$6.9 million;

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

9. Commitments and Contingencies (Continued)

2016—$5.4 million; 2017 and beyond—$11.0 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

        At December 31, 2011, aggregate amounts of future minimum rentals to be received under operating subleases were as follows: 2012—$0.7 million; 2013—$0.6 million; 2014—$0.5 million; 2015—$0.3 million; 2016 and beyond—0.0 million. Operating sublease rentals to be received relate primarily to behavioral health direct care facilities transitioned to third parties pursuant to the Maricopa Contract.

        Rent expense is recognized on a straight-line basis over the terms of the leases. Rent expense was $20.3 million, $19.8 million and $19.3 million for the years ended December 31, 2009, 2010 and 2011, respectively.

10. Certain Relationships and Related Party Transactions

        On February 25, 2009, Allen Wise resigned from the board of directors of the Company as a result of his appointment as Chief Executive Officer of Coventry. On July 31, 2009, the Company completed the acquisition of First Health Services as described in Note 3—"Acquisitions". Mr. Wise was no longer a Director of the Company at the time that the Company negotiated and closed on the acquisition of First Health Services from Coventry. At the same time that the Company acquired First Health Services, the Company also executed agreements to provide radiology and oncology services for certain Coventry markets. The Company derived revenues from Coventry of approximately $124.1 million and $135.8 million during the years ended December 31, 2010 and 2011, respectively.

        William McBride, a Director of the Company, serves as a member of the board of directors of AmeriGroup Corporation. The Company has a radiology benefits management agreement with a subsidiary of AmeriGroup under which the Company derived revenues of approximately $1.7 million and $1.8 million in 2010 and 2011, respectively.

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

December 31, 2011

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

11. Business Segment Information (Continued)

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2011
Net revenue	$561,780	$1,459,659	$344,335	$295,943	$220,453	$(82,770)	$2,799,400
Cost of care	(314,178)	(1,271,532)	(205,240)	—	(76,544)	82,770	(1,784,724)
Cost of goods sold	—	—	—	(232,038)	—	—	(232,038)
Direct service costs	(152,760)	(67,227)	(61,681)	(24,344)	(103,254)	—	(409,266)
Other operating expenses	—	—	—	—	—	(120,368)	(120,368)
Stock compensation expense(1)	839	872	1,563	693	124	13,327	17,418

Segment profit (loss)	$95,681	$121,772	$78,977	$40,254	$40,779	$(107,041)	$270,422

Identifiable assets by business segment(2)
Restricted cash	$18,319	$164,479	$—	$—	$—	$2,996	$185,794
Net accounts receivable	26,822	28,331	1,398	21,370	30,654	13,031	121,606
Investments	5,320	131,261	—	—	—	64,322	200,903
Goodwill	120,485	—	104,549	142,291	59,614	—	426,939

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

        The following table reconciles Segment Profit to consolidated income before income taxes for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	2009	2010	2011
Segment Profit	$227,237	$291,145	$270,422
Stock compensation expense	(19,782)	(15,102)	(17,418)
Depreciation and amortization	(47,268)	(54,682)	(58,623)
Interest expense	(2,424)	(2,233)	(2,502)
Interest income	6,245	3,275	2,781

Income before income taxes	$164,008	$222,403	$194,660

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

12. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2011 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Fiscal Year Ended December 31, 2010
Net revenue	$728,053	$741,658	$750,319	$749,210

Cost and expenses:
Cost of care	476,679	472,478	467,160	491,668
Cost of goods sold	56,296	54,771	55,071	52,492
Direct service costs and other operating expenses(1)	138,254	139,617	141,581	147,130
Depreciation and amortization	13,422	14,235	13,950	13,075
Interest expense	685	584	482	482
Interest income	(817)	(803)	(846)	(809)

	684,519	680,882	677,398	704,038

Income before income taxes	43,534	60,776	72,921	45,172
Provision for income taxes	18,015	25,348	28,137	12,244

Net income	$25,519	$35,428	$44,784	$32,928

Weighted average number of common shares outstanding—basic	34,382	33,323	33,450	33,971

Weighted average number of common shares outstanding—diluted	35,074	33,800	34,171	34,730

Net income per common share—basic:	$0.74	$1.06	$1.34	$0.97

Net income per common share—diluted:	$0.73	$1.05	$1.31	$0.95

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

12. Selected Quarterly Financial Data (Unaudited) (Continued)

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Fiscal Year Ended December 31, 2011
Net revenue	$692,755	$698,338	$686,843	$721,464

Cost and expenses:
Cost of care	433,700	441,446	448,051	461,527
Cost of goods sold	56,519	53,404	57,636	64,479
Direct service costs and other operating expenses(2)	131,567	131,779	130,038	136,250
Depreciation and amortization	13,952	14,267	15,069	15,335
Interest expense	471	494	457	1,080
Interest income	(815)	(858)	(592)	(516)

	635,394	640,532	650,659	678,155

Income before income taxes	57,361	57,806	36,184	43,309
Provision for income taxes	23,063	23,575	4,829	13,570

Net income	$34,298	$34,231	$31,355	$29,739

Weighted average number of common shares outstanding—basic	33,051	31,301	29,900	27,724

Weighted average number of common shares outstanding—diluted	33,656	31,903	30,438	28,300

Net income per common share—basic:	$1.04	$1.09	$1.05	$1.07

Net income per common share—diluted:	$1.02	$1.07	$1.03	$1.05

(1)
Includes stock compensation expense of $4,528, $3,706, $3,596 and $3,272 for the quarters ended March 31, June 30, September 30, and December 31, 2010, respectively.

(2)
Includes stock compensation expense of $4,778, $4,205, $4,425 and $4,010 for the quarters ended March 31, June 30, September 30, and December 31, 2011, respectively.

MAGELLAN HEALTH SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition		Deduction		Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$1,915	$112	(3)	$(650)	(1)	$116	(4)	$(135)	(2)	$1,358
Year Ended December 31, 2010
Allowance for doubtful accounts	1,358	925	(3)	(130)	(1)	—		(168)	(2)	1,985
Year Ended December 31, 2011
Allowance for doubtful accounts	1,985	1,528	(3)	(150)	(1)	—		(27)	(2)	3,336

(1)
Recoveries of accounts receivable previously written off.

(2)
Accounts written off.

(3)
Bad debt expense.

(4)
To establish a reserve on pre-acquisition balances of First Health Services.

S-1