Form 10-Q
period 2012-03-31
MAGELLAN HEALTH SERVICES INC
filed 2012-04-27
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of March 31, 2012 was 27,312,812.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2011	March 31, 2012 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,862	$171,571
Restricted cash	185,794	184,942
Accounts receivable, less allowance for doubtful accounts of $3,336 and $3,729 at December 31, 2011 and March 31, 2012, respectively	121,606	133,712
Short-term investments (restricted investments of $129,599 and $130,666 at December 31, 2011 and March 31, 2012, respectively)	192,947	161,766
Deferred income taxes	35,138	34,926
Pharmaceutical inventory	39,567	43,069
Other current assets (restricted deposits of $20,453 and $22,322 at December 31, 2011 and March 31, 2012, respectively)	37,795	32,294

Total Current Assets	732,709	762,280
Property and equipment, net	118,022	120,220
Long-term investments (restricted investments of $7,956 and $2,471 at December 31, 2011 and March 31, 2012, respectively)	7,956	2,471
Other long-term assets	10,952	10,148
Goodwill	426,939	426,939
Other intangible assets, net	44,589	42,103

Total Assets	$1,341,167	$1,364,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,690	$17,447
Accrued liabilities	106,809	81,328
Medical claims payable	137,973	166,232
Other medical liabilities	106,078	97,020

Total Current Liabilities	369,550	362,027
Deferred income taxes	18,509	20,702
Tax Contingencies	102,919	104,012
Deferred credits and other long-term liabilities	4,915	4,687

Total Liabilities	495,893	491,428

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2011 and March 31, 2012—Issued and outstanding—45,285 shares and 27,173 shares at December 31, 2011, respectively, and 45,425 and 27,313 shares at March 31, 2012, respectively	453	454
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	804,035	810,530
Retained earnings	824,205	844,995
Accumulated other comprehensive (loss) income	(150)	23
Ordinary common stock in treasury, at cost, 18,112 shares and 18,112 shares at December 31, 2011 and March 31, 2012, respectively	(783,269)	(783,269)

Total Stockholders' Equity	845,274	872,733

Total Liabilities and Stockholders' Equity	$1,341,167	$1,364,161

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands, except per share amounts)

	2011	2012
Net revenue	$692,755	$773,213

Cost and expenses:
Cost of care	433,700	505,293
Cost of goods sold	56,519	81,038
Direct service costs and other operating expenses(1)	131,567	136,589
Depreciation and amortization	13,952	14,781
Interest expense	471	600
Interest income	(815)	(412)

	635,394	737,889

Income before income taxes	57,361	35,324
Provision for income taxes	23,063	14,534

Net income	$34,298	20,790

Net income per common share—basic (See Note B)	$1.04	$0.76
Net income per common share—diluted (See Note B)	$1.02	$0.75
Other comprehensive income
Unrealized gains on available-for-sale securities(2)	97	173

Comprehensive income	$34,395	$20,963

(1)
Includes stock compensation expense of $4,778 and $5,102 for the three months ended March 31, 2011 and 2012, respectively.

(2)
Net of income tax provision of $61 and $111 for the three months ended March 31, 2011 and 2012, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2011	2012
Cash flows from operating activities:
Net income	$34,298	$20,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,952	14,781
Non-cash interest expense	107	177
Non-cash stock compensation expense	4,778	5,102
Non-cash income tax (benefit) expense	(472)	3,017
Non-cash amortization on investments	3,228	1,760
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	15,623	852
Accounts receivable, net	(6,144)	(12,106)
Pharmaceutical inventory	(17,878)	(3,502)
Other assets	14,448	6,437
Accounts payable and accrued liabilities	(25,792)	(26,724)
Medical claims payable and other medical liabilities	(10,122)	19,201
Other	3,242	(216)

Net cash provided by operating activities	29,268	29,569

Cash flows from investing activities:
Capital expenditures	(10,090)	(14,505)
Purchase of investments	(179,772)	(61,977)
Maturity of investments	73,015	97,168
Acquisitions and investments in businesses, net of cash acquired	(274)	—

Net cash (used in) provided by investing activities	(117,121)	20,686

Cash flows from financing activities:
Proceeds from issuance of equity	20,000	—
Payments to acquire treasury stock	(122,071)	—
Proceeds from exercise of stock options and warrants	8,016	2,197
Other	(563)	(743)

Net cash (used in) provided by financing activities	(94,618)	1,454

Net (decrease) increase in cash and cash equivalents	(182,471)	51,709
Cash and cash equivalents at beginning of period	337,179	119,862

Cash and cash equivalents at end of period	$154,708	$171,571

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has evaluated subsequent events for recognition or disclosure in our consolidated financial statements filed on this Form 10-Q and no events have occurred that require disclosure.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2011 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2012.

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

March 31, 2012

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

Drug Benefits Management

        Two of the Company's segments are in the drug benefits management business. This line of business generally reflects the Company's clinical management of drugs paid under medical and pharmacy benefit programs. The Company's services include the coordination and management of the specialty drug spending for health plans, employers, and governmental agencies, and the management

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

of pharmacy programs for Medicaid and other state-sponsored programs. The two segments in this line of business are:

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", ("ASU 2011-04"). ASU 2011-04 amends ASC Topic 820, "Fair Value Measurements and Disclosures",

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

to provide guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's results of operations or financial position.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. While the adoption of this guidance impacts the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it does not impact the Company's results of operations or financial position.

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment" ("ASU 2011-8"), which provides authoritative guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for the Company beginning on January 1, 2012. This guidance did not impact the Company's financial position, results of operations or cash flows.

        In December 2011, the FASB issued ASU 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to our expectations for the adoption of ASU 2011-05, while the adoption of this guidance impacts the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it does not impact the Company's results of operations or financial position.

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

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates.

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $550.0 million and $601.8 million for the three months ended March 31, 2011 and 2012, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $42.4 million and $36.0 million for the three months ended March 31, 2011 and 2012, respectively.

Block Grant Revenues

        Public Sector has a contract that is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $26.2 million and $28.9 million for the three months ended March 31, 2011 and 2012, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $60.4 million and $87.2 million for the three months ended March 31, 2011 and 2012, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $3.1 million and $8.0 million for the three months ended March 31, 2011 and 2012, respectively.

Rebate Revenue

        The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues were $6.8 million and $9.7 million for the three months ended March 31, 2011 and 2012, respectively.

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 715,000 members in Maricopa County, Arizona, the ("Maricopa Contract").

        Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $191.0 million and $193.1 million for the three months ended March 31, 2011 and 2012, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2011 and 2012 (in thousands):

Segment	Term Date	2011		2012
Commercial
Customer A	December 31, 2012	$50,438		$49,743
Customer B	June 30, 2014	17,008		16,085
Customer C	December 31, 2012 to December 14, 2013(1)	27,552		29,326
Customer D	December 31, 2019	—		33,727
Public Sector
Customer E	June 30, 2013(2)	40,318		55,236
Radiology Benefits Management
Customer F	December 31, 2015	33,247		26,556
Customer G	June 30, 2011 to November 30, 2011(1)(3)	16,663		—
Customer H	June 30, 2014	13,340		14,378
Customer I	March 31, 2013	7,990	*	12,253
Customer J	January 31, 2014	6,508	*	9,104
Specialty Pharmaceutical Management
Customer K	April 30, 2012 to December 31, 2013(1)	22,004		31,044
Customer L	April 29, 2012 to September 1, 2012(1)	14,760		15,626
Customer B	December 31, 2012 to September 27, 2013(1)	3,709	*	14,647
Medicaid Administration
Customer M	December 4, 2011(3)	7,221		—
Customer N	September 30, 2013(4)	20,531		21,108
Customer O	March 31, 2015 to June 30, 2017(1)	6,019		6,803
Customer P	June 30, 2013 to September 30, 2014(1)	4,169	*	4,914

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(2)
Contract has options for the customer to extend the term for two additional one-year periods.

(3)
The contract has terminated.

(4)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $84.6 million and $92.3 million for the three months ended March 31, 2011 and 2012, respectively. Net revenues from the Florida Areas in the aggregate totaled $33.4 million and $34.1 million for the three months ended March 31, 2011 and 2012, respectively.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2011 and March 31, 2012 (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$1,296	$—	$1,296
Restricted Cash(2)	—	47,972	—	47,972
Investments:
U.S. Government and agency securities	697	—	—	697
Obligations of government-sponsored enterprises(3)	—	8,293	—	8,293
Corporate debt securities	—	191,813	—	191,813
Taxable municipal bonds	—	—	—	—
Certificates of deposit	—	100	—	100

December 31, 2011	$697	$249,474	$—	$250,171

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(4)	$—	$31,735	$—	$31,735
Restricted Cash(5)	—	70,017	—	70,017
Investments:
U.S. Government and agency securities	696	—	—	696
Obligations of government-sponsored enterprises(6)	—	8,259	—	8,259
Corporate debt securities	—	155,182	—	155,182
Taxable municipal bonds	—	—	—	—
Certificates of deposit	—	100	—	100

March 31, 2012	$696	$265,293	$—	$265,989

(1)
Excludes $118.6 million of cash held in bank accounts by the Company.

(2)
Excludes $137.8 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $139.9 million of cash held in bank accounts by the Company.

(5)
Excludes $114.9 million of restricted cash held in bank accounts by the Company.

(6)
Includes investments in notes issued by the Federal Home Loan Bank.

        For the three months ended March 31, 2012, the Company has not transferred any assets between fair value measurement levels.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value.

        If a debt security is in an unrealized loss position and the Company has the intent to sell the debt security, or it is more likely than not that the Company will have to sell the debt security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in the consolidated statements of comprehensive income. For impaired debt securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in the consolidated statements of comprehensive income and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.

        As of December 31, 2011 and March 31, 2012, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the three months ended March 31, 2011 or 2012. The following is a summary of short-term and long-term investments at December 31, 2011 and March 31, 2012 (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$697	$—	$—	$697
Obligations of government-sponsored enterprises(1)	8,293	3	(3)	8,293
Corporate debt securities	192,059	31	(277)	191,813
Certificates of deposit	100	—	—	100

Total investments at December 31, 2011	$201,149	$34	$(280)	$200,903

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$696	$—	$—	$696
Obligations of government-sponsored enterprises(1)	8,256	3	—	8,259
Corporate debt securities	155,147	97	(62)	155,182
Certificates of deposit	100	—	—	100

Total investments at March 31, 2012	$164,199	$100	$(62)	$164,237

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

        The maturity dates of the Company's investments as of March 31, 2012 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2012	$144,574	$144,602
2013	19,625	19,635

Total investments at March 31, 2012	$164,199	$164,237

Income Taxes

        The Company's effective income tax rates were 40.2 percent and 41.1 percent for the three months ended March 31, 2011 and 2012, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the three months ended March 31, 2012 is higher than the effective rate for the three months ended March 31, 2011 mainly due to an increase in effective state tax rates.

Stock Compensation

        At December 31, 2011 and March 31, 2012, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company recorded stock compensation expense of $4.8 million and $5.1 million for the three months ended March 31, 2011 and 2012, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three months ended March 31, 2011 and 2012 has been reduced for estimated forfeitures, estimated at four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2012 was $11.80 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 30.3 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the three months ended March 31, 2011 and 2012, $0.5 million and $0.4 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the quarter ended March 31, 2011 the change to additional paid in capital related to tax benefits (deficiencies) was $0.5 million which includes the $0.6 million of excess tax benefits offset by $(0.1) million of tax deficiencies. For the three months ended March 31, 2012, the change to additional paid in capital related to tax benefits (deficiencies) was $0.3 million which includes the $0.4 million of excess tax benefits offset by $(0.1) million of tax deficiencies.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the three months ended March 31, 2012 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,841,233	$42.65
Granted	1,344,268	47.49
Forfeited	(7,927)	45.23
Exercised	(60,939)	36.06

Outstanding, end of period	5,116,635	$43.99

Vested and expected to vest at end of period	4,955,937	$43.88

Exercisable, end of period	2,523,713	$40.72

        All of the Company's options granted during the three months ended March 31, 2012 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	18,748	$52.11
Awarded	—	—
Vested	—	—
Forfeited	—	—

Outstanding, ending of period	18,748	$52.11

        Summarized information related to the Company's nonvested restricted stock units for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	206,338	$44.63
Awarded	127,913	47.46
Vested	(99,976)	41.81
Forfeited	(775)	44.16

Outstanding, ending of period	233,500	$47.38

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE A—General (Continued)

        In general, grants of restricted stock awards and restricted stock units vest ratably on each anniversary date over the three years subsequent to grant.

Long Term Debt and Capital Lease Obligations

        On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). At such point, the previous credit facility was terminated. The 2011 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility will mature on December 9, 2014.

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

        There were no material capital lease obligations at December 31, 2011 or March 31, 2012. The Company had $68.1 million and $58.1 million of letters of credit outstanding at December 31, 2011 and March 31, 2012, respectively, and no Revolving Loan borrowings at December 31, 2011 or March 31, 2012.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2012
Numerator:
Net income	$34,298	$20,790

Denominator:
Weighted average number of common shares outstanding—basic	33,051	27,199
Common stock equivalents—stock options	493	432
Common stock equivalents—restricted stock awards	15	13
Common stock equivalents—restricted stock units	97	102
Common stock equivalents—employee stock purchase plan	—	1

Weighted average number of common shares outstanding—diluted	33,656	27,747

Net income per common share—basic	$1.04	$0.76

Net income per common share—diluted	$1.02	$0.75

        The weighted average number of common shares outstanding for the three months ended March 31, 2011 and 2012 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2011 and 2012 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 1.3 million and 1.6 million options for the three months ended March 31, 2011 and 2012, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE C—Business Segment Information (Continued)

risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated. The Company's segments are defined above.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended March 31, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$150,035	$350,516	$89,212	$70,230	$53,293	$(20,531)	$692,755
Cost of care	(75,313)	(304,921)	(54,717)	—	(19,280)	20,531	(433,700)
Cost of goods sold	—	—	—	(56,519)	—	—	(56,519)
Direct service costs	(37,807)	(16,976)	(16,705)	(6,012)	(25,986)	—	(103,486)
Other operating expenses	—	—	—	—	—	(28,081)	(28,081)
Stock compensation expense(1)	250	222	482	126	23	3,675	4,778

Segment profit (loss)	$37,165	$28,841	$18,272	$7,825	$8,050	$(24,406)	$75,747

Three Months Ended March 31, 2012	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$180,524	$388,888	$76,857	$100,198	$47,854	$(21,108)	$773,213
Cost of care	(112,172)	(344,312)	(50,410)	—	(19,507)	21,108	(505,293)
Cost of goods sold	—	—	—	(81,038)	—	—	(81,038)
Direct service costs	(42,362)	(20,597)	(13,486)	(6,467)	(22,552)	—	(105,464)
Other operating expenses	—	—	—	—	—	(31,125)	(31,125)
Stock compensation expense(1)	267	287	400	172	58	3,918	5,102

Segment profit (loss)	$26,257	$24,266	$13,361	$12,865	$5,853	$(27,207)	$55,395

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2011	2012
Segment profit	$75,747	$55,395
Stock compensation expense	(4,778)	(5,102)
Depreciation and amortization	(13,952)	(14,781)
Interest expense	(471)	(600)
Interest income	815	412

Income before income taxes	$57,361	$35,324

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

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

Stock Repurchases

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013.

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

        The Company made no open market purchases during the three months ended March 31, 2012, or for the period from April 1, 2012 through April 24, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan and its majority-owned subsidiaries and all VIEs for which Magellan is the primary beneficiary should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 28, 2012.

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

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2011. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Commercial segment generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of March 31, 2012, Commercial's covered lives were 5.4 million, 13.2 million and 12.3 million for risk-based, ASO and EAP products, respectively. For the three months ended March 31, 2012, Commercial's revenue was $127.2 million, $32.7 million and $20.6 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Public Sector segment generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of March 31, 2012, Public Sector's covered lives were 1.9 million and 1.0 million for risk-based and ASO products, respectively. For the three months ended March 31, 2012, Public Sector's revenue was $385.1 million and $3.8 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging and other therapeutic services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of March 31, 2012, covered lives for Radiology Benefits Management were 3.8 million and 12.3 million for risk-based and ASO products, respectively. For the three months ended March 31, 2012, revenue for Radiology Benefits Management was $66.4 million and $10.4 million for risk-based and ASO products, respectively.

Drug Benefits Management

        Two of the Company's segments are in the drug benefits management business. This line of business generally reflects the Company's clinical management of drugs paid under medical and pharmacy benefit programs. The Company's services include the coordination and management of the specialty drug spending for health plans, employers, and governmental agencies, and the management of pharmacy programs for Medicaid and other state-sponsored programs. The two segments in this business line are:

        Specialty Pharmaceutical Management.    The Specialty Pharmaceutical Management segment comprises programs that manage specialty drugs used in the treatment of complex conditions such as, cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, or oral drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, employers, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; and (iii) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans and several pharmaceutical manufacturers and state Medicaid programs as of March 31, 2012.

        Medicaid Administration.    The Medicaid Administration segment generally reflects integrated clinical management services provided to the public sector to manage Medicaid pharmacy, mental health, and long-term care programs. The primary focus of the Company's Medicaid Administration unit involves providing pharmacy benefits administration ("PBA") and pharmacy benefits management ("PBM") services under contracts with health plans and public sector healthcare clients for Medicaid and other state sponsored program recipients. The Company's services include pharmacy point-of-sale claims processing systems and administration, drug utilization review, clinical prior authorization, utilization and formulary management services, Preferred Drug List programs, Maximum Allowable Cost programs, and drug rebate program services. Medicaid Administration's contracts encompass Fee-For-Service ("FFS") arrangements. In addition to Medicaid Administration's FFS contracts, effective September 1, 2010, Public Sector has subcontracted with Medicaid Administration to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 715,000 members in Maricopa County, Arizona, the ("Maricopa Contract").

        Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $191.0 million and $193.1 million for the three months ended March 31, 2011 and 2012, respectively.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2011 and 2012 (in thousands):

Segment	Term Date	2011		2012
Commercial
Customer A	December 31, 2012	$50,438		$49,743
Customer B	June 30, 2014	17,008		16,085
Customer C	December 31, 2012 to December 14, 2013(1)	27,552		29,326
Customer D	December 31, 2019	—		33,727
Public Sector
Customer E	June 30, 2013(2)	40,318		55,236
Radiology Benefits Management
Customer F	December 31, 2015	33,247		26,556
Customer G	June 30, 2011 to November 30, 2011(1)(3)	16,663		—
Customer H	June 30, 2014	13,340		14,378
Customer I	March 31, 2013	7,990	*	12,253
Customer J	January 31, 2014	6,508	*	9,104
Specialty Pharmaceutical Management
Customer K	April 30, 2012 to December 31, 2013(1)	22,004		31,044
Customer L	April 29, 2012 to September 1, 2012(1)	14,760		15,626
Customer B	December 31, 2012 to September 27, 2013(1)	3,709	*	14,647
Medicaid Administration
Customer M	December 4, 2011(3)	7,221		—
Customer N	September 30, 2013(4)	20,531		21,108
Customer O	March 31, 2015 to June 30, 2017(1)	6,019		6,803
Customer P	June 30, 2013 to September 30, 2014(1)	4,169	*	4,914

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(2)
Contract has options for the customer to extend the term for two additional one-year periods.

(3)
The contract has terminated.

(4)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with the Pennsylvania Counties which are part of the Pennsylvania Medicaid program, and with the Florida Areas which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $84.6 million and $92.3 million for the three months ended March 31, 2011 and 2012, respectively. Net revenues from the Florida Areas in the aggregate totaled $33.4 million and $34.1 million for the three months ended March 31, 2011 and 2012, respectively.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates. Except as noted below, the Company's critical accounting policies are summarized in the Company's Annual Report on Form 10-K, filed with the SEC on February 28, 2012.

Income Taxes

        The Company's effective income tax rates were 40.2 percent and 41.1 percent for the three months ended March 31, 2011 and 2012, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the three months ended March 31, 2012 is higher than the effective rate for the three months ended March 31, 2011 mainly due to an increase in effective state tax rates.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior 2008. Further, it is reasonably possible the statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2008 will expire during 2012.

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

Three Months Ended March 31, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$150,035	$350,516	$89,212	$70,230	$53,293	$(20,531)	$692,755
Cost of care	(75,313)	(304,921)	(54,717)	—	(19,280)	20,531	(433,700)
Cost of goods sold	—	—	—	(56,519)	—	—	(56,519)
Direct service costs	(37,807)	(16,976)	(16,705)	(6,012)	(25,986)	—	(103,486)
Other operating expenses	—	—	—	—	—	(28,081)	(28,081)
Stock compensation expense(1)	250	222	482	126	23	3,675	4,778

Segment profit (loss)	$37,165	$28,841	$18,272	$7,825	$8,050	$(24,406)	$75,747

Three Months Ended March 31, 2012	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$180,524	$388,888	$76,857	$100,198	$47,854	$(21,108)	$773,213
Cost of care	(112,172)	(344,312)	(50,410)	—	(19,507)	21,108	(505,293)
Cost of goods sold	—	—	—	(81,038)	—	—	(81,038)
Direct service costs	(42,362)	(20,597)	(13,486)	(6,467)	(22,552)	—	(105,464)
Other operating expenses	—	—	—	—	—	(31,125)	(31,125)
Stock compensation expense(1)	267	287	400	172	58	3,918	5,102

Segment profit (loss)	$26,257	$24,266	$13,361	$12,865	$5,853	$(27,207)	$55,395

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	March 31,
	2011	2012
Segment profit	$75,747	$55,395
Stock compensation expense	(4,778)	(5,102)
Depreciation and amortization	(13,952)	(14,781)
Interest expense	(471)	(600)
Interest income	815	412

Income before income taxes	$57,361	$35,324

Quarter ended March 31, 2012 ("Current Year Quarter"), compared to the quarter ended March 31, 2011 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 20.3 percent or $30.5 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to new business of $34.5 million, recognition in the Current Year Quarter of performance-based revenue relating to the prior year of $6.6 million, and favorable rate changes of $4.9 million, which increases were partially offset by favorable retroactive membership and rate adjustments of $8.6 million recorded in the Prior Year Quarter, program changes of $3.1 million, decreased membership from existing customers of $2.3 million, terminated contracts of $1.0 million, and other net decreases of $0.5 million.

Cost of Care

        Cost of care increased by 48.9 percent or $36.9 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to new business of $30.1 million and unfavorable care trends and other net variances of $13.4 million, which increases were partially offset by program changes of $2.8 million, favorable prior period care development recorded in the Current Year Quarter of $2.0 million and decreased membership from existing customers of $1.8 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 66.8 percent in the Prior Year Quarter to 82.9 percent in the Current Year Quarter, mainly due to the impact of retroactive rate adjustments in the Prior Year Quarter, unfavorable care trends in excess of rate changes, and changes in business mix.

Direct Service Costs

        Direct service costs increased by 12.0 percent or $4.6 million from the Prior Year Quarter to the Current Year Quarter, mainly due to costs to support new business. Direct service costs decreased as a percentage of revenue from 25.2 percent in the Prior Year Quarter to 23.5 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 10.9 percent or $38.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new business of $29.1 million, increased membership from existing customers of $13.5 million, the revenue impact for out of period care development recorded in the Prior Year Quarter of $3.6 million, and other net favorable variances of $3.9 million, which increases were partially offset by unfavorable rate changes of $11.7 million.

Cost of Care

        Cost of care increased by 12.9 percent or $39.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new business of $25.2 million, increased membership from existing customers of $13.3 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $3.7 million, and unfavorable care trends and other net variances of $7.8 million, which increases were partially offset by care associated with rate changes for contracts with minimum care requirements of $10.6 million. Cost of care increased as a percentage of risk revenue from 87.4 percent in the Prior Year Quarter to 89.4 percent in the Current Year Quarter mainly due to unfavorable rate changes, unfavorable care trends, and changes in business mix.

Direct Service Costs

        Direct service costs increased by 21.3 percent or $3.6 million from the Prior Year Quarter to the Current Year Quarter, mainly due to costs to support new business. Direct service costs increased as a percentage of revenue from 4.8 percent for the Prior Year Quarter to 5.3 percent in the Current Year Quarter mainly due to business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 13.8 percent or $12.4 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to the impact of net decreased membership from existing customers and terminated contracts of $16.7 million, unfavorable rate changes of $5.7 million, and other net unfavorable variances of $1.4 million, which decreases were partially offset by new business of $8.3 million and program changes of $3.1 million.

Cost of Care

        Cost of care decreased by 7.9 percent or $4.3 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily attributed to the impact of care associated with decreased membership from existing customers and terminated contracts of $9.9 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $4.0 million, favorable prior period medical claims development recorded in the Current Year Quarter of $0.7 million, and favorable care trends and other net variances of $1.4 million, which decreases were partially offset by new business of $7.0 million, programs changes of $2.9 million and favorable prior period medical claims development recorded in the Prior Year Quarter of $1.8 million. Cost of care increased as a percentage of risk revenue from 71.5 percent in the Prior Year Quarter to 75.9 percent in the Current Year Quarter mainly due to unfavorable rate changes in excess of care trends and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 19.3 percent or $3.2 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of revenue, direct service costs decreased from 18.7 percent in the Prior Year Quarter to 17.5 percent in the Current Year Quarter, mainly due to business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 42.7 percent or $30.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased specialty pharmacy revenue of $26.7 million, increased formulary optimization business revenue of $1.7 million, increased medical pharmacy management revenue of $1.5 million, and other net increases of $0.1 million.

Cost of Goods Sold

        Cost of goods sold increased by 43.4 percent or $24.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased specialty pharmacy business. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold decreased from 93.6 percent in the Prior Year Quarter to 93.0 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 7.6 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter, mainly due to costs to support increased business. As a percentage of revenue, direct service costs decreased from 8.6 percent in the Prior Year Quarter to 6.5 percent in the Current Year Quarter, mainly due to business mix.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration decreased by 10.2 percent or $5.4 million. This decrease is primarily due to terminated contracts of $7.4 million, partially offset by other net favorable variances of $2.0 million.

Cost of Care

        Cost of care increased by 1.2 percent or $0.2 million from the Prior Year Quarter to the Current Year Quarter. Cost of care decreased as a percentage of risk revenue from 93.9 percent in the Prior Year Quarter to 92.4 percent in the Current Year Quarter mainly due to rate changes in excess of care trends.

Direct Service Costs

        Direct service costs decreased by 13.2 percent or $3.4 million. This decrease was primarily due to terminated contracts and operating efficiencies. As a percentage of revenue, direct service costs decreased from 48.8 percent in the Prior Year Quarter to 47.1 percent in the Current Year Quarter, mainly due to changes in business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 10.8 percent or $3.0 million from the Prior Year Quarter to the Current Year Quarter. The increase results primarily from current year investments related to our growth initiatives. As a percentage of total net revenue, other operating expenses were 4.1 percent for the Prior Year Quarter compared to 4.0 percent for the Current Year Quarter.

Depreciation and Amortization

        Depreciation and amortization expense increased by 5.9 percent or $0.8 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter.

Interest Expense

        Interest expense increased by $0.1 million from the Prior Year Quarter to the Current Year Quarter, mainly due to higher costs associated with the 2011 Credit Facility.

Interest Income

        Interest income decreased by $0.4 million from the Prior Year Quarter to the Current Year Quarter, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rates were 40.2 percent and 41.1 percent for the Prior Year Quarter and Current Year Quarter, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the Current Year Quarter is higher than the effective rate for the Prior Year Quarter mainly due to an increase in effective state tax rates.

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

        Care Trends.    The Company expects that same-store normalized cost of care trend for the 12-month forward outlook to be approximately 7 to 9 percent, 1 to 3 percent and 4 to 6 percent for Commercial, Public Sector and Radiology Benefits Management, respectively.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of March 31, 2012, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $29.3 million and $29.6 million for the Prior Year Quarter and Current Year Quarter, respectively. The $0.3 million increase in operating cash flows from the Prior Year Quarter to the Current Year Quarter is primarily attributable to net favorable working capital changes between periods and the net shift of restricted funds between cash and investments, which results in an operating cash flow change that is directly offset by an investing cash flow change. Partially offseting these items is the decrease in Segment Profit between periods.

        During the Prior Year Quarter and Current Year Quarter, restricted investments of $13.2 million and $4.4 million, respectively, were shifted to restricted cash that reduced operating cash flows, resulting in a net increase in operating cash flows between periods of $8.8 million. Operating cash flows for the Prior Year Period and Current Year Period were impacted by net unfavorable working capital changes of $33.3 million and $21.4 million, respectively. Segment Profit for the Current Year Quarter decreased $20.4 million from the Prior Year Quarter.

        During the Current Year Quarter, the Company's restricted cash decreased $0.9 million. The change in restricted cash is attributable to a reduction in restricted cash of $5.5 million associated with the Company's regulated entities, partially offset by the net shift of restricted investments to restricted cash of $4.4 million and other net increases of $0.2 million. The net change in restricted cash for the Company's regulated entities is attributable to a reduction in restricted cash of $6.6 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows, partially offset by a net increase of $1.1 million in restricted cash requirements that resulted in an operating cash flow use.

        Investing Activities.    The Company utilized $10.1 million and $14.5 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Quarter were $3.1 million and $7.0 million, respectively, as compared to additions for the Current Year Quarter related to hard assets and capitalized software of $6.9 million and $7.6 million, respectively. In addition, during the Prior Year Quarter, the Company used net cash of $106.7 million for the net purchase of "available for sale" securities, with the Company receiving net cash of $35.2 million during the Current Year Quarter from the net maturity of "available for sale" investments.

        During the Prior Year Quarter, the Company purchased certain provider network contracts from a third party for $1.2 million, which resulted in the establishment of an intangible asset. In addition, during the Prior Year Quarter, the Company received the final working capital settlement of $0.9 million from Coventry in regards to the Company's acquisition of First Health, Inc.

        Financing Activities.    During the Prior Year Quarter, the Company paid $122.1 million for the repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $20.0 million under a share purchase agreement pursuant to which Blue Shield of California purchased shares of the Company's common stock, received $8.0 million from the exercise of stock options and warrants and had other net unfavorable items of $0.6 million.

        During the Current Year Quarter, the Company received $2.2 million from the exercise of stock options and had other net unfavorable items of $0.7 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2012, the Company expects to fund its estimated capital expenditures of $46.5 to $56.5 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2011 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2012. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

Stock Repurchases

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013.

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

        The Company made no open market purchases during the three months ended March 31, 2012, or for the period from April 1, 2012 through April 24, 2012.

        Off-Balance Sheet Arrangements.    As of March 31, 2012, the Company has no material off-balance sheet arrangements.

        2011 Credit Facility.    On December 9, 2011, the Company entered into the 2011 Credit Facility that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company. The 2011 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility will mature on December 9, 2014.

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

        The 2011 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2011 Credit Facility pursuant to its terms, would result in an event of default under the 2011 Credit Facility. As of March 31, 2012, the Company was in compliance with all covenants, including financial covenants, under the 2011 Credit Facility.

        Although the 2011 Credit Facility expires on December 9, 2014, the Company believes it will be able to obtain a new facility or, if not, to use cash on hand to fund letters of credit and other liquidity needs.

        Net Operating Loss Carryforwards.    The Company has federal net operating loss carryforwards ("NOLs") as of December 31, 2011 of approximately $4.8 million available to reduce future federal taxable income. These NOLs, if not used, expire in 2017 through 2019 and are subject to examination and adjustment by the IRS. In addition, the Company's utilization of such NOLs is subject to limitation under Section 382, which affects the timing of the use of these NOLs. At this time, the Company does not believe these limitations will limit its ability to use any federal NOLs before they expire.

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

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", ("ASU 2011-04"). ASU 2011-04 amends ASC Topic 820, "Fair Value Measurements and Disclosures", to provide guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's results of operations or financial position.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. While the adoption of this guidance impacts the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it does not impact the Company's results of operations or financial position.

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment" ("ASU 2011-8"), which provides authoritative guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for the Company beginning on January 1, 2012. This guidance did not impact the Company's financial position, results of operations or cash flows.

        In December 2011, the FASB issued ASU 2011-12 "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to our expectations for the adoption of ASU 2011-05, while the adoption of this guidance impacts the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it does not impact the Company's results of operations or financial position.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2011 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2011 Credit Facility as of March 31, 2012, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of March 31, 2012. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011.

        The Company made no open market purchases during the three months ended March 31, 2012, or for the period from April 1, 2012 through April 24, 2012.

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
101
The following materials from the Company's Annual Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2012	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)