Form 10-Q
period 2012-06-30
MAGELLAN HEALTH SERVICES INC
filed 2012-07-27
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of June 30, 2012 was 27,359,021.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2011	June 30, 2012 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,862	$168,020
Restricted cash	185,794	208,639
Accounts receivable, less allowance for doubtful accounts of $3,336 and $3,877 at December 31, 2011 and June 30, 2012, respectively	121,606	120,178
Short-term investments (restricted investments of $129,599 and $109,119 at December 31, 2011 and June 30, 2012, respectively)	192,947	180,630
Deferred income taxes	35,138	34,926
Pharmaceutical inventory	39,567	38,354
Other current assets (restricted deposits of $20,453 and $22,055 at December 31, 2011 and June 30, 2012, respectively)	37,795	42,804

Total Current Assets	732,709	793,551
Property and equipment, net	118,022	129,800
Restricted long-term investments	7,956	8,962
Other long-term assets	10,952	9,738
Goodwill	426,939	426,939
Other intangible assets, net	44,589	39,714

Total Assets	$1,341,167	$1,408,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,690	$17,564
Accrued liabilities	106,809	87,913
Medical claims payable	137,973	181,791
Other medical liabilities	106,078	82,468

Total Current Liabilities	369,550	369,736
Deferred income taxes	18,509	24,399
Tax contingencies	102,919	105,259
Deferred credits and other long-term liabilities	4,915	4,602

Total Liabilities	495,893	503,996

Preferred stock, par value $.01 per share
Authorized—10,000 shares—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2011 and June 30, 2012—Issued and outstanding—45,285 shares and 27,173 shares at December 31, 2011, respectively, and 45,471 and 27,359 shares at June 30, 2012, respectively	453	455
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	804,035	815,616
Retained earnings	824,205	871,968
Accumulated other comprehensive loss	(150)	(62)
Ordinary common stock in treasury, at cost, 18,112 shares and 18,112 shares at December 31, 2011 and June 30, 2012, respectively	(783,269)	(783,269)

Total Stockholders' Equity	845,274	904,708

Total Liabilities and Stockholders' Equity	$1,341,167	$1,408,704

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net revenue	$698,338	$805,473	$1,391,093	$1,578,686

Cost and expenses:
Cost of care	441,446	521,830	875,146	1,027,123
Cost of goods sold	53,404	82,855	109,923	163,893
Direct service costs and other operating expenses(1)	131,779	140,333	263,346	276,922
Depreciation and amortization	14,267	15,152	28,219	29,933
Interest expense	494	576	965	1,176
Interest income	(858)	(857)	(1,673)	(1,269)

	640,532	759,889	1,275,926	1,497,778

Income before income taxes	57,806	45,584	115,167	80,908
Provision for income taxes	23,575	18,611	46,638	33,145

Net income	34,231	26,973	68,529	47,763

Net income per common share—basic (See Note B)	$1.09	$0.99	$2.13	$1.75
Net income per common share—diluted (See Note B)	$1.07	$0.97	$2.09	$1.72
Other comprehensive income
Unrealized (losses) gains on available-for-sale securities(2)	(19)	(85)	78	88

Comprehensive income	$34,212	$26,888	$68,607	$47,851

(1)
Includes stock compensation expense of $4,205 and $4,365 for the three months ended June 30, 2011 and 2012, respectively, and $8,983 and $9,467 for the six months ended June 30, 2011 and 2012, respectively.

(2)
Net of income tax provision (benefit) of $(12) and $(55) for the three months ended June 30, 2011 and 2012, respectively, and $49 and $56 for the six months ended June 30, 2011 and 2012, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2011	2012
Cash flows from operating activities:
Net income	$68,529	$47,763
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,219	29,933
Non-cash interest expense	213	360
Non-cash stock compensation expense	8,983	9,467
Non-cash income tax expense	6,885	7,143
Non-cash amortization on investments	6,648	3,720
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	13,697	(22,845)
Accounts receivable, net	(77,031)	1,428
Pharmaceutical inventory	(17,117)	1,213
Other assets	(4,024)	(3,066)
Accounts payable and accrued liabilities	(27,098)	(20,022)
Medical claims payable and other medical liabilities	(12,390)	20,208
Other	2,598	(270)

Net cash (used in) provided by operating activities	(1,888)	75,032

Cash flows from investing activities:
Capital expenditures	(26,693)	(36,877)
Acquisitions and investments in businesses, net of cash acquired	(274)	—
Purchase of investments	(187,807)	(143,155)
Maturity of investments	123,043	150,890

Net cash used in investing activities	(91,731)	(29,142)

Cash flows from financing activities:
Payments to acquire treasury stock	(211,451)	—
Proceeds from issuance of equity	20,000	—
Proceeds from exercise of stock options and warrants	28,842	3,003
Other	391	(735)

Net cash (used in) provided by financing activities	(162,218)	2,268

Net (decrease) increase in cash and cash equivalents	(255,837)	48,158
Cash and cash equivalents at beginning of period	337,179	119,862

Cash and cash equivalents at end of period	$81,342	$168,020

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

June 30, 2012

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

June 30, 2012

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

June 30, 2012

(Unaudited)

NOTE A—General (Continued)

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

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for the Company on January 1, 2012. While the adoption of this guidance impacts the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it does not impact the Company's results of operations or financial position.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE A—General (Continued)

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $544.6 million and $1,094.6 million for the three and six months ended June 30, 2011, respectively, and $638.0 million and $1,239.8 million for the three and six months ended June 30, 2012, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from fee-for-service and cost-plus contracts approximated $44.0 million and $86.4 million for the three and six months ended June 30, 2011, respectively, and $35.1 million and $71.0 million for the three and six months ended June 30, 2012, respectively.

Block Grant Revenues

        Public Sector has a contract that is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $27.0 million and $53.2 million for the three and six months ended June 30, 2011, respectively, and $29.0 million and $57.9 million for the three and six months ended June 30, 2012, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $56.6 million and $117.0 million for the three and six months ended June 30, 2011, respectively, and $88.5 million and $175.6 million for the three and six months ended June 30, 2012, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE A—General (Continued)

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $10.2 million and $13.2 million for the three and six months ended June 30, 2011, respectively, and $3.9 million and $11.9 million for the three and six months ended June 30, 2012, respectively.

Rebate Revenue

        The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues were $7.8 million and $14.7 million for the three months and six months ended June 30, 2011, respectively, and $9.3 million and $19.0 million for the three months and six months ended June 30, 2012, respectively.

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 715,000 members in Maricopa County, Arizona, the ("Maricopa Contract").

        Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $383.6 million and $383.2 million for the six months ended June 30, 2011 and 2012, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE A—General (Continued)

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2011 and 2012 (in thousands):

Segment	Term Date	2011		2012
Commercial
Customer A	December 31, 2013	$91,606		$96,106
Customer B	June 30, 2014	33,402		32,137	*
Customer C	December 31, 2012 to December 14, 2013(1)	54,796		60,923
Customer D	December 31, 2019	—		67,381
Public Sector
Customer E	June 30, 2013(2)	81,060		111,259
Radiology Benefits Management
Customer F	December 31, 2015	67,392		53,405
Customer G	June 30, 2011 to November 30, 2011(1)(3)	30,934		—
Customer H	June 30, 2014	26,720		29,049
Customer I	March 31, 2013	16,157	*	28,092
Customer J	January 31, 2014	15,801	*	18,333
Specialty Pharmaceutical Management
Customer K	November 30, 2012 to December 31, 2013(1)	42,989		64,651
Customer L	September 1, 2012 to April 29, 2013(1)	27,963		30,643
Customer B	December 31, 2012 to September 27, 2013(1)	9,733	*	33,746
Medicaid Administration
Customer M	December 4, 2011(3)	13,805		—
Customer N	September 30, 2013(4)	40,774		37,826
Customer O	March 31, 2015 to June 30, 2017(1)	12,466		12,880
Customer P	June 30, 2013 to September 30, 2014(1)	11,411		9,879

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE A—General (Continued)

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $178.2 million and $182.4 million for the six months ended June 30, 2011 and 2012, respectively. Net revenues from the Florida Areas in the aggregate totaled $67.2 million and $67.7 million for the six months ended June 30, 2011 and 2012, respectively.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2011 and June 30, 2012 (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$1,296	$—	$1,296
Restricted Cash(2)	—	47,972	—	47,972
Investments:
U.S. Government and agency securities	697	—	—	697
Obligations of government-sponsored enterprises(3)	—	8,293	—	8,293
Corporate debt securities	—	191,813	—	191,813
Taxable municipal bonds	—	—	—	—
Certificates of deposit	—	100	—	100

December 31, 2011	$697	$249,474	$—	$250,171

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(4)	$—	$633	$—	$633
Restricted Cash(5)	—	66,779	—	66,779
Investments:
U.S. Government and agency securities	536	—	—	536
Obligations of government-sponsored enterprises(3)	—	8,130	—	8,130
Corporate debt securities	—	171,214	—	171,214
Taxable municipal bonds	—	9,562	—	9,562
Certificates of deposit	—	150	—	150

June 30, 2012	$536	$256,468	$—	$257,004

(1)
Excludes $118.6 million of cash held in bank accounts by the Company.

(2)
Excludes $137.8 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $167.4 million of cash held in bank accounts by the Company.

(5)
Excludes $141.8 million of restricted cash held in bank accounts by the Company.

        For the six months ended June 30, 2012, the Company has not transferred any assets between fair value measurement levels.

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE A—General (Continued)

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

        As of December 31, 2011 and June 30, 2012, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the six months ended June 30, 2011 or 2012. The following is a summary of short-term and long-term investments at December 31, 2011 and June 30, 2012 (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$697	$—	$—	$697
Obligations of government-sponsored enterprises(1)	8,293	3	(3)	8,293
Corporate debt securities	192,059	31	(277)	191,813
Certificates of deposit	100	—	—	100

Total investments at December 31, 2011	$201,149	$34	$(280)	$200,903

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$536	$—	$—	$536
Obligations of government-sponsored enterprises(1)	8,127	3	—	8,130
Corporate debt securities	171,313	62	(161)	171,214
Certificates of deposit	150	—	—	150
Taxable municipal bonds	9,567	—	(5)	9,562

Total investments at June 30, 2012	$189,693	$65	$(166)	$189,592

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE A—General (Continued)

        The maturity dates of the Company's investments as of June 30, 2012 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2012	$116,533	$116,517
2013	68,078	68,020
2014	5,082	5,055

Total investments at June 30, 2012	$189,693	$189,592

Income Taxes

        The Company's effective income tax rates were 40.5 percent and 41.0 percent for the six months ended June 30, 2011 and 2012, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2012 is higher than the effective rate for the six months ended June 30, 2011 mainly due to an increase in effective state tax rates.

Stock Compensation

        At December 31, 2011 and June 30, 2012, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company recorded stock compensation expense of $4.2 million and $9.0 million for the three and six months ended June 30, 2011, respectively, and $4.4 million and $9.5 million for the three and six months ended June 30, 2012, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three and six months ended June 30, 2011 and 2012 has been reduced for estimated forfeitures, estimated at four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2012 was $11.80 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 30.3 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the six months ended June 30, 2011 and 2012, $1.6 million and $0.4 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the six months ended June 30, 2011 the net change to additional paid in capital related to tax benefits (deficiencies) was $1.4 million which includes the $1.6 million of excess tax benefits offset by $(0.2) million of tax deficiencies. For the six months ended June 30, 2012, the net change to additional

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE A—General (Continued)

paid in capital related to tax benefits (deficiencies) was $0.2 million which includes the $0.4 million of excess tax benefits offset by $(0.2) million of tax deficiencies.

        Summarized information related to the Company's stock options for the six months ended June 30, 2012 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,841,233	$42.65
Granted	1,347,268	47.47
Forfeited	(298,733)	45.27
Exercised	(83,476)	35.98

Outstanding, end of period	4,806,292	$43.95

Vested and expected to vest at end of period	4,683,445	$43.86

Exercisable, end of period	2,527,059	$40.84

        All of the Company's options granted during the six months ended June 30, 2012 vest ratably on each anniversary date over the three years subsequent to grant, and all have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	18,748	$52.11
Awarded	23,672	42.25
Vested	(18,748)	52.11
Forfeited	—	—

Outstanding, ending of period	23,672	$42.25

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	206,338	$44.63
Awarded	127,913	47.46
Vested	(99,976)	41.81
Forfeited	(24,302)	47.44

Outstanding, ending of period	209,973	$47.36

        Grants of restricted stock awards and restricted stock units vest ratably on each anniversary date over the one year and three years, respectively, subsequent to grant.

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

        Under the 2011 Credit Facility, the annual interest rate on Revolving Loan borrowings is equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 1.00 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00%, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 2.00 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 1.875 percent. The commitment commission on the 2011 Credit Facility is 0.375 percent of the unused Revolving Loan Commitment.

        There were no material capital lease obligations at December 31, 2011 or June 30, 2012. The Company had $68.1 million and $43.9 million of letters of credit outstanding at December 31, 2011 and June 30, 2012, respectively, and no Revolving Loan borrowings at December 31, 2011 or June 30, 2012.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Numerator:
Net income	$34,231	$26,973	$68,529	$47,763

Denominator:
Weighted average number of common shares outstanding—basic	31,301	27,317	32,171	27,258
Common stock equivalents—stock options	523	328	508	380
Common stock equivalents—restricted stock	10	10	13	12
Common stock equivalents—restricted stock units	69	61	83	81
Common stock equivalents—employee stock purchase plan	—	1	—	1

Weighted average number of common shares outstanding—diluted	31,903	27,717	32,775	27,732

Net income per common share—basic	$1.09	$0.99	$2.13	$1.75

Net income per common share—diluted	$1.07	$0.97	$2.09	$1.72

        The weighted average number of common shares outstanding for the three and six months ended June 30, 2011 and 2012 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2011 and 2012 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 1.1 million and 0.8 million options for the three and six months ended June 30, 2011, respectively, and 2.7 million and 2.1 million options for the three and six months ended June 30, 2012, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE C—Business Segment Information (Continued)

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended June 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$139,686	$362,284	$90,608	$69,366	$56,637	$(20,243)	$698,338
Cost of care	(79,122)	(309,934)	(53,828)	—	(18,805)	20,243	(441,446)
Cost of goods sold	—	—	—	(53,404)	—	—	(53,404)
Direct service costs	(39,112)	(16,486)	(15,858)	(6,083)	(25,849)	—	(103,388)
Other operating expenses	—	—	—	—	—	(28,391)	(28,391)
Stock compensation expense(1)	218	214	401	133	41	3,198	4,205

Segment profit (loss)	$21,670	$36,078	$21,323	$10,012	$12,024	$(25,193)	$75,914

Three Months Ended June 30, 2012	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$178,227	$410,136	$88,826	$101,976	$43,026	$(16,718)	$805,473
Cost of care	(110,847)	(355,113)	(57,874)	—	(14,714)	16,718	(521,830)
Cost of goods sold	—	—	—	(82,855)	—	—	(82,855)
Direct service costs	(42,456)	(23,304)	(13,582)	(6,206)	(20,742)	—	(106,290)
Other operating expenses	—	—	—	—	—	(34,043)	(34,043)
Stock compensation expense(1)	270	269	360	152	84	3,230	4,365

Segment profit (loss)	$25,194	$31,988	$17,730	$13,067	$7,654	$(30,813)	$64,820

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE C—Business Segment Information (Continued)

Six Months Ended June 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$289,721	$712,800	$179,820	$139,596	$109,930	$(40,774)	$1,391,093
Cost of care	(154,435)	(614,855)	(108,545)	—	(38,085)	40,774	(875,146)
Cost of goods sold	—	—	—	(109,923)	—	—	(109,923)
Direct service costs	(76,920)	(33,462)	(32,563)	(12,095)	(51,835)	—	(206,875)
Other operating expenses	—	—	—	—	—	(56,471)	(56,471)
Stock compensation expense(1)	469	436	883	259	64	6,872	8,983

Segment profit (loss)	$58,835	$64,919	$39,595	$17,837	$20,074	$(49,599)	$151,661

Six Months Ended June 30, 2012	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$358,751	$799,024	$165,683	$202,174	$90,880	$(37,826)	$1,578,686
Cost of care	(223,019)	(699,425)	(108,284)	—	(34,221)	37,826	(1,027,123)
Cost of goods sold	—	—	—	(163,893)	—	—	(163,893)
Direct service costs	(84,818)	(43,901)	(27,068)	(12,673)	(43,294)	—	(211,754)
Other operating expenses	—	—	—	—	—	(65,168)	(65,168)
Stock compensation expense(1)	537	556	760	324	142	7,148	9,467

Segment profit (loss)	$51,451	$56,254	$31,091	$25,932	$13,507	$(58,020)	$120,215

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Segment profit	$75,914	$64,820	$151,661	$120,215
Stock compensation expense	(4,205)	(4,365)	(8,983)	(9,467)
Depreciation and amortization	(14,267)	(15,152)	(28,219)	(29,933)
Interest expense	(494)	(576)	(965)	(1,176)
Interest income	858	857	1,673	1,269

Income before income taxes	$57,806	$45,584	$115,167	$80,908

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

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

        The Company made no open market purchases during the six months ended June 30, 2012 or for the period from July 1, 2012 through July 24, 2012.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Commercial segment generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of June 30, 2012, Commercial's covered lives were 5.4 million, 13.2 million and 12.1 million for risk-based, ASO and EAP products, respectively. For the six months ended June 30, 2012, Commercial's revenue was $256.7 million, $61.2 million and $40.9 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Public Sector segment generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of June 30, 2012, Public Sector's covered lives were 1.9 million and 1.1 million for risk-based and ASO products, respectively. For the six months ended June 30, 2012, Public Sector's revenue was $787.4 million and $11.6 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment generally reflects the management of the delivery of diagnostic imaging and other therapeutic services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of June 30, 2012, covered lives for Radiology Benefits Management were 4.3 million and 12.8 million for risk-based and ASO products, respectively. For the six months ended June 30, 2012, revenue for Radiology Benefits Management was $145.0 million and $20.7 million for risk-based and ASO products, respectively.

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

        Specialty Pharmaceutical Management.    The Specialty Pharmaceutical Management segment comprises programs that manage specialty drugs used in the treatment of complex conditions such as cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, or oral drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, employers, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; and (iii) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 40 health plans and several pharmaceutical manufacturers and state Medicaid programs as of June 30, 2012.

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

        Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $383.6 million and $383.2 million for the six months ended June 30, 2011 and 2012, respectively.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2011 and 2012 (in thousands):

Segment	Term Date	2011		2012
Commercial
Customer A	December 31, 2013	$91,606		$96,106
Customer B	June 30, 2014	33,402		32,137	*
Customer C	December 31, 2012 to December 14, 2013(1)	54,796		60,923
Customer D	December 31, 2019	—		67,381
Public Sector
Customer E	June 30, 2013(2)	81,060		111,259
Radiology Benefits Management
Customer F	December 31, 2015	67,392		53,405
Customer G	June 30, 2011 to November 30, 2011(1)(3)	30,934		—
Customer H	June 30, 2014	26,720		29,049
Customer I	March 31, 2013	16,157	*	28,092
Customer J	January 31, 2014	15,801	*	18,333
Specialty Pharmaceutical Management
Customer K	November 30, 2012 to December 31, 2013(1)	42,989		64,651
Customer L	September 1, 2012 to April 29, 2013(1)	27,963		30,643
Customer B	December 31, 2012 to September 27, 2013(1)	9,733	*	33,746
Medicaid Administration
Customer M	December 4, 2011(3)	13,805		—
Customer N	September 30, 2013(4)	40,774		37,826
Customer O	March 31, 2015 to June 30, 2017(1)	12,466		12,880
Customer P	June 30, 2013 to September 30, 2014(1)	11,411		9,879

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

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $178.2 million and

$182.4 million for the six months ended June 30, 2011 and 2012, respectively. Net revenues from the Florida Areas in the aggregate totaled $67.2 million and $67.7 million for the six months ended June 30, 2011 and 2012, respectively.

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

Income Taxes

        The Company's effective income tax rates were 40.5 percent and 41.0 percent for the six months ended June 30, 2011 and 2012, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2012 is higher than the effective rate for the six months ended June 30, 2011 mainly due to an increase in effective state tax rates.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2008. Further, it is reasonably possible the statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2008 will expire during 2012.

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

Three Months Ended June 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$139,686	$362,284	$90,608	$69,366	$56,637	$(20,243)	$698,338
Cost of care	(79,122)	(309,934)	(53,828)	—	(18,805)	20,243	(441,446)
Cost of goods sold	—	—	—	(53,404)	—	—	(53,404)
Direct service costs	(39,112)	(16,486)	(15,858)	(6,083)	(25,849)	—	(103,388)
Other operating expenses	—	—	—	—	—	(28,391)	(28,391)
Stock compensation expense(1)	218	214	401	133	41	3,198	4,205

Segment profit (loss)	$21,670	$36,078	$21,323	$10,012	$12,024	$(25,193)	$75,914

Three Months Ended June 30, 2012	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$178,227	$410,136	$88,826	$101,976	$43,026	$(16,718)	$805,473
Cost of care	(110,847)	(355,113)	(57,874)	—	(14,714)	16,718	(521,830)
Cost of goods sold	—	—	—	(82,855)	—	—	(82,855)
Direct service costs	(42,456)	(23,304)	(13,582)	(6,206)	(20,742)	—	(106,290)
Other operating expenses	—	—	—	—	—	(34,043)	(34,043)
Stock compensation expense(1)	270	269	360	152	84	3,230	4,365

Segment profit (loss)	$25,194	$31,988	$17,730	$13,067	$7,654	$(30,813)	$64,820

Six Months Ended June 30, 2011	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$289,721	$712,800	$179,820	$139,596	$109,930	$(40,774)	$1,391,093
Cost of care	(154,435)	(614,855)	(108,545)	—	(38,085)	40,774	(875,146)
Cost of goods sold	—	—	—	(109,923)	—	—	(109,923)
Direct service costs	(76,920)	(33,462)	(32,563)	(12,095)	(51,835)	—	(206,875)
Other operating expenses	—	—	—	—	—	(56,471)	(56,471)
Stock compensation expense(1)	469	436	883	259	64	6,872	8,983

Segment profit (loss)	$58,835	$64,919	$39,595	$17,837	$20,074	$(49,599)	$151,661

Six Months Ended June 30, 2012	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Net revenue	$358,751	$799,024	$165,683	$202,174	$90,880	$(37,826)	$1,578,686
Cost of care	(223,019)	(699,425)	(108,284)	—	(34,221)	37,826	(1,027,123)
Cost of goods sold	—	—	—	(163,893)	—	—	(163,893)
Direct service costs	(84,818)	(43,901)	(27,068)	(12,673)	(43,294)	—	(211,754)
Other operating expenses	—	—	—	—	—	(65,168)	(65,168)
Stock compensation expense(1)	537	556	760	324	142	7,148	9,467

Segment profit (loss)	$51,451	$56,254	$31,091	$25,932	$13,507	$(58,020)	$120,215

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Segment profit	$75,914	$64,820	$151,661	$120,215
Stock compensation expense	(4,205)	(4,365)	(8,983)	(9,467)
Depreciation and amortization	(14,267)	(15,152)	(28,219)	(29,933)
Interest expense	(494)	(576)	(965)	(1,176)
Interest income	858	857	1,673	1,269

Income before income taxes	$57,806	$45,584	$115,167	$80,908

Quarter ended June 30, 2012 ("Current Year Quarter"), compared to the quarter ended June 30, 2011 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 27.6 percent or $38.5 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to new business of $34.2 million, favorable rate changes of $6.6 million, and higher performance-based revenue in the Current Year Quarter of $2.3 million, which increases were partially offset by program changes of $2.7 million, terminated contracts of $1.0 million, and other net decreases of $0.9 million.

Cost of Care

        Cost of care increased by 40.1 percent or $31.7 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to new business of $28.2 million, unfavorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.1 million, and unfavorable care trends and other net variances of $5.1 million, which increases were partially offset by program changes of $2.7 million and favorable prior period medical claims development recorded in the Current Year Quarter of $1.0 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 78.4 percent in the Prior Year Quarter to 80.4 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs increased by 8.5 percent or $3.3 million from the Prior Year Quarter to the Current Year Quarter, mainly due to costs to support new business. Direct service costs decreased as a percentage of revenue from 28.0 percent in the Prior Year Quarter to 23.8 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 13.2 percent or $47.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new business of $55.3 million, unfavorable retroactive contract funding adjustments in the Prior Year Quarter of $6.6 million, increased membership from existing customers of $4.1 million, and other net increases of $3.7 million, which increases were partially offset by unfavorable rate changes of $15.0 million and net incentive revenue recorded in the Prior Year Quarter of $6.8 million.

Cost of Care

        Cost of care increased by 14.6 percent or $45.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new business of $43.2 million, care associated with retroactive contract funding changes in the Prior Year Quarter of $7.4 million, increased membership from existing customers of $4.0 million, and unfavorable care trends and other net variances of $3.9 million, which increases were partially offset by care associated with rate changes for contracts with minimum care requirements of $11.1 million and favorable contractual settlements of $2.2 million in the Current Year Quarter. Cost of care increased as a percentage of risk revenue from 85.9 percent in the Prior Year Quarter to 88.3 percent in the Current Year Quarter mainly due to unfavorable rate changes, unfavorable care trends, and changes in business mix.

Direct Service Costs

        Direct service costs increased by 41.4 percent or $6.8 million from the Prior Year Quarter to the Current Year Quarter, mainly due to costs to support new business. Direct service costs increased as a percentage of revenue from 4.6 percent for the Prior Year Quarter to 5.7 percent in the Current Year Quarter mainly due to rate decreases and changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 2.0 percent or $1.8 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to the net impact of decreased membership from terminated contracts and existing customers of $14.5 million, unfavorable rate changes of $5.5 million, and other net unfavorable variances of $0.4 million, which decreases were partially offset by new business of $12.3 million, favorable contractual settlements of $4.4 million in the Current Year Quarter, and the profit share impact of $1.9 million related to favorable prior period medical claims development in the Prior Year Quarter.

Cost of Care

        Cost of care increased by 7.5 percent or $4.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new business of $10.8 million, and favorable prior period medical claims development recorded in the Prior Year Quarter of $4.1 million, which increases were partially offset by the impact of care associated with decreased membership from terminated contracts and existing customers of $8.6 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.2 million, and other net favorable variances of $0.1 million. Cost of care increased as a percentage of risk revenue from 69.8 percent in the Prior Year Quarter to 73.6 percent in the Current Year Quarter mainly due to unfavorable rate changes in excess of care trends and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 14.4 percent or $2.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of revenue, direct service costs decreased from 17.5 percent in the Prior Year Quarter to 15.3 percent in the Current Year Quarter, mainly due to changes in business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 47.0 percent or $32.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased specialty pharmacy revenue of $30.8 million, retroactive revenue adjustments recorded in the Current Year Quarter of $2.0 million, increased formulary optimization revenue of $0.7 million, and increased medical pharmacy management revenue of $0.7 million, which increases were partially offset by the recognition of medical pharmacy management revenue in the Prior Year Quarter which was previously deferred of $1.6 million.

Cost of Goods Sold

        Cost of goods sold increased by 55.1 percent or $29.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased specialty pharmacy business. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold decreased from 94.4 percent in the Prior Year Quarter to 93.6 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 2.0 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, direct service costs decreased from 8.8 percent in the Prior Year Quarter to 6.1 percent in the Current Year Quarter, mainly due to changes in business mix.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration decreased by 24.0 percent or $13.6 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $5.0 million, decreased revenue associated with the subcontract with Public Sector of $3.5 million, decreased pharmacy revenue of $2.1 million, and other net decreases of $3.0 million.

Cost of Care

        Cost of care decreased by 21.8 percent or $4.1 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to favorable care trends. Cost of care decreased as a percentage of risk revenue from 92.9 percent in the Prior Year Quarter to 88.0 percent in the Current Year Quarter, mainly due to favorable care trends.

Direct Service Costs

        Direct service costs decreased by 19.8 percent or $5.1 million. This decrease was primarily due to terminated contracts. As a percentage of revenue, direct service costs increased from 45.6 percent in the Prior Year Quarter to 48.2 percent in the Current Year Quarter, mainly due to changes in business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 19.9 percent or $5.7 million from the Prior Year Quarter to the Current Year Quarter. The increase results primarily from an increase in costs of $2.6 million related to our growth initiatives, one-time favorable adjustments recorded in the Prior Year Quarter of $1.1 million, and other net increases of $2.0 million. As a percentage of total net revenue, other operating expenses increased from 4.1 percent for the Prior Year Quarter to 4.2 percent for the Current Year Quarter, primarily due to changes in business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 6.2 percent or $0.9 million for the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter.

Interest Expense

        Interest expense increased by $0.1 million from the Prior Year Quarter to the Current Year Quarter, mainly due to higher costs associated with the 2011 Credit Facility.

Interest Income

        Interest income was $0.9 million in the Current Year Quarter, which is consistent with the Prior Year Quarter.

Income Taxes

        The Company's effective income tax rate was 40.8 percent for both the Prior Year Quarter and Current Year Quarter. This rate differs from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income.

Six months ended June 30, 2012 ("Current Year Period"), compared to the six months ended June 30, 2011 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 23.8 percent or $69.0 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to new business of $68.8 million, favorable rate changes of $13.3 million, and higher performance-based revenue in the Current Year Period of $8.9 million ($5.9 million relating to the prior year), which increases were partially offset by favorable retroactive membership and rate adjustments recorded in the Prior Year Period of $7.6 million, program changes of $6.1 million, terminated contracts of $2.1 million, net decreased membership from existing customers of $1.3 million, and other net decreases of $4.9 million.

Cost of Care

        Cost of care increased by 44.4 percent or $68.6 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to new business of $58.0 million, unfavorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $2.5 million, and unfavorable care trends and other net variances of $16.9 million, which increases were partially offset by program changes of $6.1 million and favorable prior period medical claims development recorded in the Current Year Period of $2.7 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 72.3 in the Prior Year Period to 81.6 percent in the Current Year Period, mainly due to the impact of retroactive rate adjustments in the Prior Year Period, unfavorable care trends in excess of rate changes, and changes in business mix.

Direct Service Costs

        Direct service costs increased by 10.3 percent or $7.9 million from the Prior Year Period to the Current Year Period, mainly due to costs to support new business. Direct service costs decreased as a percentage of revenue from 26.5 percent in the Prior Year Period to 23.6 percent in the Current Year Period, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 12.1 percent or $86.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new business of $84.4 million, increased membership from existing customers of $17.6 million, unfavorable retroactive contract funding adjustments in the Prior Year Period of $12.7 million, the revenue impact for favorable prior period medical claims development recorded in the Prior Year Period of $3.2 million, and other net increases of $4.2 million, which increases were partially offset by unfavorable rate changes of $29.1 million, and net incentive revenue recorded in the Prior Year Period of $6.8 million.

Cost of Care

        Cost of care increased by 13.8 percent or $84.6 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new business of $68.4 million, increased membership from existing customers of $17.3 million, care associated with retroactive contract funding changes in the Prior Year Period of $13.4 million, favorable prior period medical claims development recorded in the Prior Year Period of $3.3 million, and unfavorable care trends and other net variances of $6.1 million, which increases were partially offset by care associated with rate changes for contracts with minimum care requirements of $21.7 million, and favorable contractual settlements of $2.2 million in the Current Year Period. Cost of care increased as a percentage of risk revenue from 86.6 percent in the Prior Year Period to 88.8 percent in the Current Year Period mainly due to unfavorable rate changes, unfavorable care trends, and changes in business mix.

Direct Service Costs

        Direct service costs increased by 31.2 percent or $10.4 million from the Prior Year Period to the Current Year Period, mainly due to costs to support new business. Direct service costs increased as a percentage of revenue from 4.7 percent for the Prior Year Period to 5.5 percent in the Current Year Period mainly due to rate decreases and changes in business mix.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management decreased by 7.9 percent or $14.1 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to the net impact of decreased membership from terminated contracts and existing customers of $30.6 million, unfavorable rate changes of $8.5 million, and other net unfavorable variances of $4.4 million, which decreases were partially offset by new business of $21.2 million, favorable contractual settlements of $4.4 million in the Current Year Period, program changes of $2.9 million, and the profit share impact of $0.9 million related to favorable prior period medical claims development in the Prior Year Period.

Cost of Care

        Cost of care decreased by 0.2 percent or $0.3 million from the Prior Year Period to the Current Year Period. This decrease is primarily attributed to the impact of care associated with decreased membership from terminated contracts and existing customers of $18.2 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $2.7 million, and other net favorable variances of $2.5 million, which decreases were partially offset by new business of $17.8 million, program changes of $2.9 million, and favorable prior period medical claims development recorded in the Prior Year Period of $2.4 million. Cost of care increased as a percentage of risk revenue from 70.7 percent in the Prior Year Period to 74.7 percent in the Current Year Period mainly due to unfavorable rate changes in excess of care trends and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 16.9 percent or $5.5 million from the Prior Year Period to the Current Year Period. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of revenue, direct service costs decreased from 18.1 percent in the Prior Year Period to 16.3 percent in the Current Year Period, mainly due to changes in business mix.

Specialty Pharmaceutical Management

Net Revenue

        Net revenue related to Specialty Pharmaceutical Management increased by 44.8 percent or $62.6 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased specialty pharmacy revenue of $58.0 million, increased formulary optimization revenue of $3.1 million, increased medical pharmacy management revenue of $2.3 million, retroactive revenue adjustments recorded in the Current Year Period of $1.0 million, and other net increases of $0.8 million, which increases were partially offset by the recognition of medical pharmacy management revenue in the Prior Year Period which was previously deferred of $2.6 million.

Cost of Goods Sold

        Cost of goods sold increased by 49.1 percent or $54.0 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased specialty pharmacy business. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold decreased from 94.0 percent in the Prior Year Period to 93.3 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 4.8 percent or $0.6 million from the Prior Year Period to the Current Year Period. As a percentage of revenue, direct service costs decreased from 8.7 percent in the Prior Year Period to 6.3 percent in the Current Year Period, mainly due to changes in business mix.

Medicaid Administration

Net Revenue

        Net revenue related to Medicaid Administration decreased by 17.3 percent or $19.1 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $12.7 million, decreased pharmacy revenue of $2.2 million, decreased revenue associated with the subcontract with Public Sector of $2.9 million, and other net decreases of $1.3 million.

Cost of Care

        Cost of care decreased by 10.1 percent or $3.9 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to favorable care trends. Cost of care decreased as a percentage of risk revenue from 93.4 percent in the Prior Year Period to 90.5 percent in the Current Year Period, mainly due to favorable care trends.

Direct Service Costs

        Direct service costs decreased by 16.5 percent or $8.5 million. This decrease was primarily due to terminated contracts. As a percentage of revenue, direct service costs increased from 47.2 percent in the Prior Year Period to 47.6 percent in the Current Year Period, mainly due to changes in business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 15.4 percent or $8.7 million from the Prior Year Period to the Current Year Period. The increase results primarily from an increase in costs of $4.9 million related to our growth initiatives, net one-time favorable adjustments recorded in the Prior Year Period of $1.5 million, and other net increases of $2.3 million. As a percentage of total net revenue, other operating expenses were 4.1 percent for both the Prior Year Period and the Current Year Period.

Depreciation and Amortization

        Depreciation and amortization expense increased by 6.1 percent or $1.7 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period.

Interest Expense

        Interest expense increased by $0.2 million from the Prior Year Period to the Current Year Period, mainly due to higher costs associated with the 2011 Credit Facility.

Interest Income

        Interest income decreased by $0.4 million from the Prior Year Period to the Current Year Period, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rates were 40.5 percent and 41.0 percent for the Prior Year Period and Current Year Period, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The effective income tax rate for the Current Year Period is higher than the effective rate for the Prior Year Period mainly due to an increase in effective state tax rates.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of June 30, 2012, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash used in operating activities of $1.9 million for the Prior Year Period and net cash provided by operating activities of $75.0 million for the Current Year Period. The $76.9 million increase in operating cash flows from the Prior Year Period to the Current Year Period is primarily attributable to the net shift of restricted funds between cash and investments, which results in an operating cash flow change that is directly offset by an investing cash flow change, as well as the net favorable impact of working capital changes between periods. Partially offsetting these items is the reduction in Segment Profit between periods.

        During the Prior Year Period and Current Year Period, restricted investments of $84.1 million and $19.5 million, respectively, were shifted to restricted cash that reduced operating cash flows for both periods, resulting in a net increase in operating cash flows between periods of $64.6 million. The net favorable impact of working capital changes between periods totaled $43.7 million, with $26.3 million of this change related to pharmaceutical inventory levels and timing of the settlement of the associated inventory payables. Segment Profit for the Current Year Period decreased $31.4 million from the Prior Year Period.

        During the Current Year Period, the Company's restricted cash increased $22.8 million. The change in restricted cash is attributable to an increase in restricted cash of $3.5 million associated with the Company's regulated entities and the net shift of restricted investments to restricted cash of $19.5 million, partially offset by other net decreases of $0.2 million. The net change in restricted cash for the Company's regulated entities is attributable to an increase in restricted cash of $2.4 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows, and a net increase of $1.1 million in restricted cash requirements that resulted in an operating cash flow use.

        Investing Activities.    The Company utilized $26.7 million and $36.9 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Period were $11.1 million and $15.6 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $20.2 million and $16.7 million, respectively. In addition, during the Prior Year Period the Company used net cash of $64.8 million for the net purchase of "available for sale" securities, with the Company receiving net cash of $7.7 million from the net maturity of "available for sale" securities.

        During the Prior Year Period, the Company purchased certain provider network contracts from a third party for $1.2 million, which resulted in the establishment of an intangible asset. In addition, during the Prior Year Period, the Company received the final working capital settlement of $0.9 million from Coventry in regards to the Company's acquisition of First Health, Inc.

        Financing Activities.    During the Prior Year Period, the Company paid $211.5 million for the repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $20.0 million under a share purchase agreement pursuant to which Blue Shield of California purchased shares of the Company's common stock, received $28.8 million from the exercise of stock options and warrants and had other net favorable items of $0.4 million.

        During the Current Year Period, the Company received $3.0 million from the exercise of stock options and had other net unfavorable items of $0.7 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2012, the Company expects to fund its estimated capital expenditures of $27 million to $37 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2011 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2012. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

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

        The Company made no open market purchases during the six months ended June 30, 2012 or for the period from July 1, 2012 through July 24, 2012.

        Off-Balance Sheet Arrangements.    As of June 30, 2012, the Company has no material off-balance sheet arrangements.

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

        The 2011 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2011 Credit Facility pursuant to its terms, would result in an event of default under the 2011 Credit Facility. As of June 30, 2012, the Company was in compliance with all covenants, including financial covenants, under the 2011 Credit Facility.

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

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for the Company on January 1, 2012. While the adoption of this guidance impacts the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it does not impact the Company's results of operations or financial position.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2011 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2011 Credit Facility as of June 30, 2012, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of June 30, 2012. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors.

        None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The Company's board of directors has previously authorized a series of stock repurchase plans. Stock repurchases for each such plan could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. Each stock repurchase program could be limited or terminated at any time without prior notice.

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

        The Company made no open market purchases during the six months ended June 30, 2012 or for the period from July 1, 2012 through July 24, 2012.

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
101
The following materials from the Company's Annual Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2012	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)