Form 10-K
period 2012-12-31
MAGELLAN HEALTH SERVICES INC
filed 2013-02-28
CIK 19411

Use these links to rapidly review the document

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Ordinary Common Stock ("common stock") held by non-affiliates of the registrant based on the closing price on June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.2 billion.

         The number of shares of Magellan Health Services, Inc.'s common stock outstanding as of February 22, 2013 was 27,007,265.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

MAGELLAN HEALTH SERVICES, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

PART I

Cautionary Statement Concerning Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples of forward-looking statements include, but are not limited to, statements the Company (as defined below) makes regarding our future operating results and liquidity needs. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Risk Factors" in Item 1A and elsewhere in this Form 10-K. When used in this Form 10-K, the words "estimate," "anticipate," "expect," "believe," "should" and similar expressions are intended to be forward-looking statements.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Behavioral Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2012, Commercial's covered lives were 5.4 million, 13.4 million and 12.0 million for risk-based, ASO and EAP products, respectively. For the year ended December 31, 2012, Commercial's revenue was $516.6 million, $118.2 million and $93.7 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2012, Public Sector's covered lives were 1.9 million and 1.1 million for risk-based and ASO products, respectively. For the year ended December 31, 2012, Public Sector's revenue was $1.6 billion and $27.5 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        The Radiology Benefits Management segment ("Radiology Benefits Management") generally reflects the management of the delivery of diagnostic imaging and other therapeutic services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of December 31, 2012, covered lives for Radiology Benefits Management were 4.8 million and 12.4 million for risk-based and ASO products, respectively. For the year ended December 31, 2012, revenue for Radiology Benefits Management was $308.5 million and $40.6 million for risk-based and ASO products, respectively.

Drug Benefits Management

        Two of the Company's segments are in the drug benefits management business. This line of business generally reflects the Company's clinical management of drugs paid under medical and pharmacy benefit programs. The Company's services include the coordination and management of the specialty drug spending for health plans, employers, and governmental agencies, and the management of pharmacy programs for Medicaid programs, health plans, and employers. The two segments in this line of business are:

        Specialty Pharmaceutical Management.    The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") comprises programs that manage specialty drugs used in the treatment of complex conditions such as cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, or oral drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, employers, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; and (iii) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans and employers, and several pharmaceutical manufacturers and state Medicaid programs as of December 31, 2012.

        Medicaid Administration.    The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to manage pharmacy, mental health, and long-term care for state benefit programs, and pharmacy benefit management programs for health plans and employers. The primary focus of the Company's Medicaid Administration unit involves providing pharmacy benefits administration ("PBA") and pharmacy benefits management ("PBM") services under contracts with health plans and employers, as well as public sector clients sponsoring Medicaid and other state benefit programs. The Company's pharmacy services include network management, formulary and rebate management, point-of-sale claims processing systems and administration, clinical prior authorization, and drug utilization review. Magellan's pharmacy strategy combines its Specialty Pharmacy Management and PBM capabilities to provide integrated management of complex drug therapies billed under both the medical and pharmacy benefit. Its mental health and long term care management services include review of service utilization and compliance with state and federal regulations and reimbursement guidelines. Medicaid Administration's contracts encompass both Fee-For-Service ("FFS") and risk-based arrangements.

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

        Effective July 1, 2010, the Company discontinued the use of the name First Health Services Corporation and officially changed such name to "Magellan Medicaid Administration, Inc." The Company reports the results of operations of Magellan Medicaid Administration, Inc. within the Medicaid Administration segment.

Industry

        According to the Centers for Medicare and Medicaid Services ("CMS"), U.S. healthcare spending was projected to have increased 4.2 percent to $2.8 trillion in 2012, representing nearly 18 percent of the gross domestic product. With the uncertain economic environment, rising healthcare costs, increased fiscal pressures on federal and state governments, and the uncertainty around the implementation of healthcare reform, healthcare spending will continue to be one of the greatest pressing issues for the American public and the government agencies. The rapidly evolving clinical and technological environment demands the expertise of specialized healthcare management services to provide both high-quality and affordable care.

        Over the last several years, the Company has transformed itself into a diversified specialty managed healthcare company by entering various healthcare cost and care management areas that represent a meaningful portion of the healthcare dollar and that are growing at a disproportionately higher rate than other areas of healthcare.

Business Strategy

        The Company is engaged in the specialty managed healthcare business. It currently provides managed behavioral healthcare services, radiology benefit management services, and drug benefits management services. The Company's strategy is to expand its participation in the healthcare management services market through the expansion of its existing businesses, and diversification into new specialties and services. The Company believes that certain of its clients may prefer to consolidate outsourced vendors, and that as a vendor offering multiple outsourced products, it will have a competitive advantage in the market. The Company seeks to grow its specialty managed healthcare business through the following initiatives:

        Expanding the managed behavioral healthcare business.    The Company has operated in both the commercial and public sectors of managed behavioral healthcare by ensuring the delivery of quality outcomes and appropriate care through its unique behavioral healthcare expertise in managing clinical care, provider networks, claims, and customer service. The Company focuses on continually developing and providing innovative and cost effective solutions to its customers, and expanding into new markets. Through its Commercial behavioral segment, the Company seeks to provide a superior outsourced alternative to its health plan, employer, and government customers. The Company has expanded its product offerings including products dealing with autism. Through its Public Sector segment, the Company seeks to help state and local governments deal with their fiscal pressures resulting from increasing Medicaid enrollment and rising healthcare costs. The Company intends to continue marketing both its risk-based and ASO products, as well as new products, to its existing customer base and new customers, and to cross-sell its behavioral product portfolio to its other specialty segments' customer base.

        Expanding the radiology benefits management services business.    In radiology benefits management, the Company's strategy is to deliver innovative and clinically appropriate radiology management programs that create value for its clients through the reduction in the number of inappropriate radiology services and ensure the delivery of appropriate services through quality providers. The Company seeks to distinguish itself in the marketplace through a focus on clinical excellence, provider partnerships, product and service innovation, and consumerism. The Company continues to expand its product portfolio with customer-focused solutions in new areas of medical management including radiation oncology therapy management, cardiac management, obstetrical ultrasound management, pain management, and other relevant areas. In addition to selling its programs to new customers, the Company's growth strategy is also focused on continuing to develop innovative new products and to expand membership with current customers, upsell additional products to existing customers, and cross-sell to its other specialty segments' customer base.

        Expanding the drug benefits management business.    The Company has operated in both the specialty pharmaceutical management and Medicaid pharmacy benefits management businesses for several years. In 2011, the Company created a new business unit, Magellan Pharmacy Solutions ("Pharmacy Solutions"), which leverages the strength and assets in these business segments to best position the Company to expand its presence in the pharmaceutical marketplace. This business unit will offer clinical and financial management solutions that help customers manage the quality and cost of pharmaceutical care for any drug, under any benefit, at any site of service. Pharmacy Solutions provides a comprehensive suite of products, ranging from pharmacy benefit solutions such as Pharmacy Benefit Manager capabilities; specialty pharmacy solutions including formulary and rebate management solutions and specialty distribution; and its medical pharmacy management product, which manages the cost and quality of therapeutic interventions for complex conditions covered under the medical benefit. In addition, in 2012, Pharmacy Solutions began offering an integrated drug management solution spanning both the medical and pharmacy benefit to reduce cost of care, and improve quality and health outcomes. The Company is marketing its drug benefits management products to existing and new health plans, employer groups, state governments, exchanges, and Medicaid managed care organizations. The Company implemented its integrated management solution for its first customer on January 1, 2013. The Company continues to cross-sell drug benefits management solutions to its other specialty segments' customer base.

        Expanding management services provided to Medicaid and other special populations.    The Company seeks to expand its focus on the clinically integrated management of special populations including individuals with serious mental illness ("SMI"), those covered under both Medicare and Medicaid (dual-eligibles), and other unique high-cost populations. These programs will integrate the management of behavioral and physical health for special populations and utilize the Company's unique expertise to improve health outcomes and lower costs. The Company believes its significant Medicaid, behavioral health and pharmacy experience will enable it to develop programs to manage these special populations. The Company intends to continue to expand its integrated health offerings in its existing product lines. It is developing independent capabilities and may enter into partnerships or joint ventures that facilitate the rate of expansion of special population management in accordance with its Medicaid strategy. The Company believes it is positioned to grow its membership and revenues in the integrated care management of special populations over the long term.

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

        The Company provides behavioral healthcare management and other related services to approximately 683,000 members in Maricopa County, Arizona, (the "Maricopa Contract"). The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2010, 2011 and 2012.

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

Provider Network

        The Company's managed behavioral healthcare services and EAP treatment services are provided by a contracted network of third-party providers, including psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company's managed behavioral healthcare network consists of approximately 70,000 behavioral healthcare providers, including facility locations, providing various levels of care nationwide. The Company's network providers are almost exclusively independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs.

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

        The Company's radiology benefits management services are provided by a network of providers including diagnostic imaging centers, radiology departments of hospitals that provide advanced imaging services on an outpatient basis, and individual physicians or physician groups that own advanced imaging equipment and specialize in certain specific areas of care. Certain providers belong to the Company's network, while others are members of networks belonging to the Company's customers. These providers are paid on a fee-for-service basis.

Joint Ventures

        Magellan Complete Care of Arizona, Inc. ("MCCAZ"), a joint venture owned 80 percent by the Company and 20 percent by VHS Phoenix Health Plan, LLC (a subsidiary of Vanguard Health Systems, Inc.), was formed to manage integrated behavioral and physical healthcare for recipients with SMI and behavioral healthcare for other Medicaid beneficiaries in Maricopa County. MCCAZ has responded to a Request for Proposal ("RFP") released by the Arizona Department of Health Services ("ADHS") on October 4, 2012. During the year ended December 31, 2012, the Company invested $1.5 million in MCCAZ, which is included within restricted cash on the accompanying consolidated balance sheets. The Company has consolidated the balance sheet and results of operations of MCCAZ in its consolidated financial statements as of December 31, 2012.

        The Company currently owns a 49 percent interest in Fallon Total Care, LLC ("Fallon Total Care") which was formed to apply to participate in a demonstration program that will provide integrated healthcare to individuals aged 21 to 64 years who are dually-eligible for Medicare and Medicaid in the State of Massachusetts. The other 51 percent interest in Fallon Total Care is owned by Fallon Community Health Plan. On November 5, 2012, it was announced that Fallon Total Care was selected as a participant in the three-year demonstration program to serve dual-eligible residents in ten counties across Massachusetts. The contract award is subject to completion of readiness review and contract negotiation. During the year ended December 31, 2012 the Company contributed $1.2 million of capital to Fallon Total Care, which is included within other long-term assets on the accompanying consolidated balance sheets. The Company accounts for its investment in Fallon Total Care using the equity method.

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

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2012 to June 17, 2013. The general liability policy is written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policy has a one-year term for the period June 17, 2012 to June 17, 2013. The general liability policy is written on an "occurrence" basis and the professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

        The Company maintains separate professional liability insurance policies with unaffiliated insurers for its Maricopa Contract business for the behavioral health direct care facilities, all of which were divested at various times prior to December 31, 2009. The Maricopa Contract professional liability insurance policies effective dates were from September 1, 2008 to September 1, 2009. The Company purchased a five-year extended reporting period for the professional liability policies effective September 1, 2009 for the period September 1, 2009 to September 1, 2014, subject to a $0.5 million per claim un-aggregated self-insured retention. The professional liability policies are written on a "claims-made" basis.

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

Regulation

        General.    The specialty managed healthcare industry is subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing the licensing of insurance companies, HMOs, PPOs, TPAs, PBMs, pharmacies and companies engaged in utilization review and specialty pharmaceutical management. In addition, the Company is subject to regulations concerning the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over healthcare services through the direct employment of physicians, psychiatrists or, in certain states, psychologists and other healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care and specialty pharmacy businesses and the provision of healthcare treatment services. In addition, the Company is subject to certain federal laws as a result of the role it assumes in connection with managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's operations is described in this section.

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

        In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensing for its managed behavioral healthcare and radiology benefits management business as a single service HMO, TPA or utilization review agent in one or more jurisdictions. The Company maintains network licenses for these lines of business in some states where required by state regulation. The Company has also sought and obtained utilization review licenses in some states for its pharmaceutical management business and has also sought pharmacy benefit manager licensure in some states where required to support its expanded pharmacy product offerings.. The Company has obtained HMO licenses to support its Medicaid HMO line of business in some states as well. Compliance activities, mandated changes in the Company's operations, delays in the expansion of the Company's business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company. As discussed below in the section entitled "Regulations Affecting the Company's Pharmacies," the Company is subject to certain state licensure requirements in relation to its specialty pharmaceutical management business.

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

        The National Association of Insurance Commissioners (the "NAIC") has undertaken a comprehensive review of the regulatory status of entities arranging for the provision of healthcare services through a network of providers that, like the Company, may assume risk for the cost and quality of healthcare services, but that are not currently licensed as an HMO or similar entity. As a result of this review, the NAIC developed a "health organizations risk-based capital" formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization's size and risk profile. The NAIC also adopted a model regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Certain states, for example, have adopted regulations based on the NAIC initiative, and as a result, the Company has been subject to certain minimum capital requirements in those states. Certain other states, such as Maryland, Texas, New York and New Jersey, have also adopted their own regulatory initiatives that subject entities, such as certain of the Company's subsidiaries, to regulation under state insurance laws. This includes, but is not limited to, requiring adherence to specific financial solvency standards. State insurance laws and regulations may limit the Company's ability to pay dividends, make certain investments and repay certain indebtedness.

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

        Utilization Review and Third-Party Administrator Activities.    Numerous states in which the Company does business have adopted regulations governing entities engaging in utilization review and TPA activities. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment and other matters. TPA regulations typically impose requirements regarding claims processing and payments and the handling of customer funds. Utilization review and TPA regulations may increase the Company's cost of doing business in the event that compliance requires the Company to retain additional personnel to meet the regulatory requirements and to take other required actions and make necessary filings. Although compliance with utilization review and third party administrator regulations has not had a material adverse effect on the Company, there can be no assurance that specific regulations adopted in the future would not have such a result, particularly since the nature, scope and specific requirements of such provisions vary considerably among states that have adopted regulations of this type.

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

        Licensing of Healthcare Professionals.    The provision of healthcare treatment services by physicians, psychiatrists, psychologists, pharmacists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals, who provide healthcare treatment on behalf of or under contracts with the Company, and the case managers and other personnel of the health services business, are in compliance with the applicable state licensing requirements and current interpretations thereof. However, there can be no assurance that changes in such state licensing requirements or interpretations thereof will not adversely affect the Company's existing operations or limit expansion. With respect to the Company's employee assistance crisis intervention program, additional licensing of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual's residence. The Company believes that any such additional licenses could be obtained.

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

        The Health Information Technology for Economic and Clinical Health Act ("HITECH Act") passed as part of the American Recovery and Reinvestment Act of 2009 represents a significant expansion of the HIPAA privacy and security laws. The HITECH Act provisions contain multiple effective dates. The Company believes it is currently in compliance with those provisions of the HITECH Act and associated regulations that are currently in effect including the January 2013 "Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules under the Health Information Technology for Economic and Clinical Health Act" Rule, and will be in compliance with those portions of the law and regulations that become effective in the future. The Company believes that it can comply with future changes in these laws and regulations, however there can be no assurance that compliance with such laws and regulations would not have a material adverse effect on its operations.

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

        State Anti-Remuneration/False Claims Law.    Several states have laws and/or regulations similar to the federal anti-remuneration and Federal Civil False Claims Act described above. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. The Company believes that it is in substantial compliance with the legal requirements imposed by such anti-remuneration laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank").    On July 21, 2010 the President of the United States signed into law Dodd-Frank. Under the law, those with independent knowledge of a financial fraud committed by a business required to report to the U.S. Securities and Exchange Commission ("SEC") or the U.S. Commodity Futures Trading Commission ("CFTC") may be entitled to a percentage of the money recovered. Included in Dodd-Frank are provisions which protect employees of publicly traded companies from retaliation for reporting securities fraud, fraud against shareholders and violation of the SEC rules/regulations. Dodd-Frank also amends the Sarbanes-Oxley Act ("SOX") and Federal Civil False Claims Act to expand their whistle-blower protections. On May 25, 2011, the SEC adopted final rules (the "Rules") for the expanded whistleblower program established by Dodd-Frank. The Company believes it is in compliance with these Rules.

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

        Other Federal Laws and Regulations.    The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company's failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs, and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company believes that it is in material compliance with all applicable laws and regulations and that such compliance does not currently have a material adverse effect on its operations.

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

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Dominici Mental Health Parity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. There is an exemption for small employers. On February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Interim Final Rules interpreting the MHPAEA ("IFR"). The IFR applies to ERISA plans and insured business. A State Medicaid Director Letter was issued in January 2013 discussing applicability of the IFR to Medicaid managed care plans, SCHIP plans and Alternative Benefit (Benchmark) Plans. It is possible that some states will change their behavioral health plan benefits or management techniques as a result of this letter. The Health Insurance Exchange regulations provide that plans offered on the exchange must offer behavioral health benefits that are compliant with federal parity law. Further clarification on this requirement is expected to be issued. The IFR included some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations, and prohibiting separate but equal deductibles. While some of these regulatory requirements were not anticipated, the Company believes it is in compliance with the requirements of the IFR and that there is no material impact to the Company related to compliance. No assurance can be given that additional interpretive guidance on the legislation and IFR or the release of a final rule will not have a material adverse effect on the Company. However, the Company's risk contracts do allow for repricing to occur effective the same date that any legislation becomes effective if that legislation is projected to have a material effect on cost of care.

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

        Medicare Laws and Regulations.    The Company has been pursuing Medicare Advantage plan licensure in several states. As a Medicare Advantage plan the company is subject to additional regulatory requirements and enhanced scrutiny of this product line. The Company believes that it is in compliance with these requirements.

        Medicare Part C and D Laws and Regulations.    The Company has submitted an application to become a Medicare Advantage Organization with Medicare prescription drug coverage ("MA-PD Plan") to serve dual eligible members (eligible for Medicare and Medicaid) in Arizona beginning January 1, 2014. The CMS has issued significant interpretive regulations and guidance regarding MA-PD Plans to which, if approved, the Company will be directly subject. Among other things MA-PD plans are subject to requirements intended to deter fraud, waste and abuse and are monitored strictly by the U.S Department of Health and Human Services and its contracted vendors to ensure that Medicare program funds are not spent inappropriately. In addition, if approved to provide Part C and D Services, the Company will be ultimately responsible to CMS for any of its subcontractors that may provide services under its agreement. The Company can give no assurance as to whether its MA-PD Plan application will be approved. However, the Company believes that it will be in compliance with these requirements if approval is obtained and business operations commence.

        Moreover, in relation to its existing specialty pharmacy business, the Company contracts with PDPs and MA-PD plans (collectively, "Part D Plans") to provide various services. In the Company's capacity as a subcontractor with certain Part D Plan clients, the Company is indirectly subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If CMS or a Part D Plan determines that the Company has not performed satisfactorily as a subcontractor, CMS or Part D Plan may require the Company to cease its Part D activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a Part D Plan will not terminate the Company's business relationships insofar as they pertain to Medicare Part D.

        CMS requires Part D Plans to report 100% of all price concessions received for PBM services. The applicable CMS guidance suggests that best practices would require Part D Plans to contractually require the right to audit their PBMs as well as require 100% transparency as to manufacturer rebates and administrative fees paid for drugs provided under the sponsor's plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM's services. Additionally, CMS requires Part D Plans to ensure through their contractual arrangements with first tier, downstream and related entities (which would include PBMs) that CMS has access to such entities' books and records pertaining to services performed in connection with Part D. The CMS regulations also suggests that Part D Plans should contractually require their first tier, downstream and related entities to comply with certain elements of the Part D Plan's compliance program. The Company has not experienced and does not anticipate that such disclosure and auditing requirements, to the extent required by its Part D Plan partners, will have a materially adverse effect on the Company's specialty pharmacy business.

        CMS requires that any profit realized or loss incurred by a PBM through price negotiations with pharmacies or manufacturers be included as administrative costs to the plan rather than being factored into drug costs for reimbursement purposes.

        Federal PBM Transparency Laws.    On March 23, 2010 the President of the United States signed the Patient Protection and Affordable Care Act and on March 30, 2010 he signed the Health Care and Education Reconciliation Act of 2010 (hereinafter collectively referred to as "ACA"). Beginning in 2014, state and federally run health insurance exchanges authorized by ACA are generally expected to begin operation. The Company has not contracted to provide PBM services to any health insurance exchange products offered by insurers, but may do so in the future. If the Company chooses to directly participate in the exchanges, or offer services to plans that participate in the exchanges, it may be subject to certain financial transparency and disclosure requirements. The ACA mandates that pharmacy benefit managers provide financial transparency and reporting in connection with Medicare Part D plans, as well as plans offered through exchanges. In the event that the Company is determined to be subject to these requirements, the Company does not anticipate that such requirements will have a materially adverse effect on the Company's business.

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

        State Comprehensive PBM Regulation.    States continue to introduce broad legislation to regulate pharmacy benefits management activities. This legislation encompasses some of the products offered by the specialty pharmacy business of the Company. Legislation in this area is varied and encompasses licensing, audit provision, potential fiduciary duties, pass through of cost savings and disclosure obligations. The regulatory environment is complicated by numerous lawsuits challenging laws and legislative repeals and amendments to PBM laws. The District of Columbia has enacted statutes designed to impose certain fiduciary obligations on entities providing PBM services. Maryland has also implemented comprehensive PBM registration and examination legislation. Other states, including Mississippi, Louisiana, Connecticut, Georgia, Iowa, Kansas, Louisiana, North Dakota, South Dakota and Vermont all require PBMs to register with the state or be licensed. Furthermore, numerous states, including Arkansas, Florida, Indiana, Kentucky, Maryland, Mississippi, Missouri, New Mexico, North Dakota and Tennessee subject PBMs to audit provisions and generally require certain financial disclosures. Such state laws do not appear to be having a material adverse effect on the Company's specialty pharmacy business. However, the Company can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can the Company be certain that future regulations or interpretations of existing laws will not adversely affect its specialty pharmacy business.

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

        Legislation and Regulation Affecting Drug Prices.    Specialty pharmaceutical manufacturers generally report various price metrics to the federal government, including "average sales price" ("ASP"), "average manufacturer price" ("AMP") and "best price" ("BP"). The Company does not calculate these price metrics, but the Company notes that the ASP, AMP and BP methodologies may create incentives for some drug manufacturers to reduce the levels of discounts or rebates available to purchasers, including the Company, or their clients with respect to specialty drugs. Any changes in the guidance affecting pharmaceutical manufacturer price metric calculations could materially adversely affect the Company's business.

        Additionally, most of the Company's dispensing contracts with its customers use "average wholesale price" ("AWP") as a benchmark for establishing pricing. At least one major third party publisher of AWP pricing data has ceased to publish such data in the past few years, and there can be no guarantee that AWP will continue to be an available pricing metric in the future. The discontinuance of AWP reporting by one data source has not had a material adverse affect on the Company's results of operations and the Company expects that were AWP data to no longer be available, other equitable pricing measures would be available to avoid a material adverse impact on the Company's business. Separately, CMS and several states have taken an interest in attempting to determine the "actual acquisition costs" of pharmacies. In 2012, CMS began conducting surveys and releasing preliminary data on pharmacy acquisition costs. At this time, the Company does not anticipate that actual acquisition cost surveys or pricing should materially adversely impact its operations, but it is too early to speculate what impact, if any such a reimbursement shift might have in pharmacy reimbursement and/or costs in the future..

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

        Health Care Reform.    The ACA is a broad sweeping piece of legislation creating numerous changes in the healthcare regulatory environment. To date, numerous regulations implementing provisions of the ACA have been released in addition to many requests for information, frequently asked questions and other informational notices. Some of these regulations, most notably the Medical Loss Ratio regulations and the Internal Claims and Appeals and External Review Processes Regulations, have an impact on the Company and its business. Others, such as the regulation on dependent coverage to age 26 and coverage of preventative health services, could impact the nature of the members that we serve and the utilization rates. Recently released regulations on Medicaid expansion and the Health Insurance Exchanges are likely to impact the Company in the future. These regulations take effect in 2014. The Company is also closely monitoring ACA provisions related to taxes and fees to assess their impact to the Company. At this time we do not anticipate any material impact to the Company from these taxes and fees; however this is subject to change as further regulations and interpretive guidance are issued and if the Company contracts for new business that is subject to these fees. The Company believes that it is materially compliant with all applicable provisions of the ACA that are in effect at this time. The Company is closely monitoring legislative and regulatory activity as well as legal actions related to the ACA to identify potential business risks and opportunities. The Company at this time is unable to predict whether there may be any effect, positive or negative, on its business as a result of the ACA.

Employees of the Registrant

        At December 31, 2012, the Company had approximately 5,030 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

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

        Substantially all of the Company's net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for 66.0 percent, 66.6 percent and 65.0 percent of the Company's net revenue in the years ended December 31, 2010, 2011 and 2012, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company's net revenue and have a material adverse effect on the Company's liquidity, profitability and financial condition.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2010, 2011 and 2012. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a SMI, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $807.1 million, $779.5 million and $758.3 million for the years ended December 31, 2010, 2011 and 2012, respectively.

        On October 4, 2012, the ADHS released a RFP for the ADHS Regional Behavioral Health Authority—GSA 6 (Maricopa County). The start date for any contract awarded pursuant to the RFP is expected to be October 1, 2013. This is a single RFP with two components: (i) the RFP maintains the current behavioral health carve-out for the lives the Company currently serves under the Maricopa Contract; (ii) the RFP also introduces a fully integrated program of physical, behavioral, and pharmacy care for approximately 14,000 individuals with SMI, both Medicaid and dual eligible. Under the current Maricopa Contract, these 14,000 individuals are receiving behavioral health and behavioral health pharmacy benefits. MCCAZ has responded to the RFP. There can be no assurance that MCCAZ will be awarded a contract pursuant to the RFP; or that the terms of any contract awarded pursuant to the RFP will be similar to the current Maricopa Contract.

        One of the Company's top ten customers during 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $175.7 million for the year ended December 31, 2010. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2010, 2011 and 2012 (in thousands):

Segment	Term Date	2010		2011		2012
Commercial
Customer A	December 31, 2013(2)	$243,399		$171,109		$192,415
Customer B	June 30, 2014	71,338		67,049		67,959	*
Customer C	December 31, 2012 to December 14, 2013(1)(3)	65,175	*	111,607		118,351
Customer D	December 31, 2019	—		—		134,885
Public Sector
Customer E	June 30, 2013(4)	153,650		191,063		240,224
Radiology Benefits Management
Customer F	December 31, 2015	121,401		134,257		117,739
Customer G	June 30, 2011 to November 30, 2011(1)(5)	66,970		38,297		—
Customer H	June 30, 2014	51,877		55,197		60,094
Customer I	July 31, 2015	10,448	*	36,293		57,455
Customer J	January 31, 2014	935	*	32,342	*	38,366
WellPoint, Inc.	December 31, 2010(5)	159,644		—		—
Specialty Pharmaceutical Management
Customer K	November 30, 2013 to December 31, 2013(1)	86,850		90,563		129,209
Customer L	April 29, 2013 to September 1, 2013(1)	57,198		56,115		60,350
Customer B	September 27, 2013 to December 31, 2013(1)	11,523	*	22,899	*	73,785
Customer F	September 30, 2013 to December 31, 2014(1)	32,877		25,006	*	19,787	*
Medicaid Administration
Customer M	December 4, 2011(5)	31,145		28,060		—
Customer N	September 30, 2013(6)	26,108		82,770		69,090
Customer O	March 31, 2015 to June 30, 2017(1)	24,432		23,683		25,103
Customer P	June 30, 2013 to June 30, 2016(1)	16,249	*	22,084		19,518
Customer Q	June 30, 2013 to September 30, 2013(1)	22,000		18,924	*	13,828	*

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

(1)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(2)
The customer has informed the Company that, after a competitive evaluation process, it has decided not to renew its contract after the contract expires on December 31, 2013.

(3)
Revenues for the year ended December 31, 2012 of $50.0 million relate to a contract that terminated as of December 31, 2012.

(4)
Contract has options for the customer to extend the term for two additional one-year periods.

(5)
The contract has terminated.

(6)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $334.8 million, $351.6 million and $354.1 million for the years ended December 31, 2010, 2011 and 2012, respectively. Net revenues from the Florida Areas in the aggregate totaled $140.5 million, $131.8 million and $133.9 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

        Substantially all of the Company's Public Sector segment net revenue is derived from direct contracts that it has with state or county governments for the provision of services to Medicaid enrollees. Certain states have recently contracted with managed care companies to manage both the behavioral and physical medical care of their Medicaid enrollees. If other governmental entities change the method for contracting for Medicaid business to a fully integrated model, the Company will attempt to subcontract with the managed care organizations to provide behavioral healthcare management for such Medicaid business; however, there is no assurance that the Company would be able to secure such arrangements. Accordingly, if such a change in the contracting model were to occur, it is possible that the Company could lose current contracted revenues, as well as be unable to bid on potential new business opportunities, thus negatively impacting the Company's profitability and financial condition.

Risk-Based Products—Because the Company provides services at a fixed fee, if the Company is unable to maintain historical margins, or is unable to accurately predict and control healthcare costs, the Company's profitability could decline.

        The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as "risk-based contracts" or "risk-based products," which include EAP services. These arrangements provided 79.8 percent, 79.1 percent and 78.3 percent of the Company's net revenue in the years ended December 31, 2010, 2011 and 2012, respectively.

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

Expansion of Risk-Based Products—Because the Company intends to expand into clinically integrated management of special populations eligible for Medicaid and Medicare including individuals with SMI, and other unique high-cost populations, if the Company is unable to accurately underwrite the healthcare cost risk for this new business and control associated costs, the Company's profitability could decline.

        The Company believes that it can leverage its information systems, call center, claims and network infrastructure as well as its financial strength and underwriting expertise to facilitate the development of risk product offerings to states that include behavioral health care and physical medical care for their special Medicaid and dual eligible populations, particularly individuals with SMI. As this represents a new business for the Company, the Company will incur start-up costs to develop and grow this business. The Company's profitability may be negatively impacted until such time that sufficient business is generated to offset these start-up costs.

        Furthermore, since this is a new business for the Company, there is an increased risk associated with the underwriting and implementation for this business. Profitability of any such business could be adversely affected if the Company is unable to accurately estimate the rate of service utilization or the cost of such services when the Company prices its services. The Company's assumptions of utilization and costs when the Company prices its services may not ultimately reflect actual utilization rates and costs, many aspects of which are beyond the Company's control. If the cost of services provided to members under a contract together with the administrative costs exceeds the aggregate fees received by the Company under such contract, the Company will incur a loss on the contract.

        In addition, the Company has entered into joint ventures in Arizona and Massachusetts to offer integrated healthcare in these states. The Company may also partner with managed care organizations to create joint ventures in other states. Conflicts or disagreements between the Company and any joint venture partner may negatively impact the benefits to be achieved by the relevant joint venture or may ultimately threaten the ability of any such joint venture to continue. The Company is also subject to additional risks and uncertainties because the Company may be dependent upon, and subject to, liability, losses or reputational damage relating to systems, controls and personnel that are not entirely under the Company's control.

Provider Agreements—Failure to maintain or to secure cost-effective health care provider contracts may result in a loss of membership or higher medical costs.

        The Company's profitability depends, to an extent, upon the ability to contract favorably with certain healthcare providers. The Company may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If the Company is unable to retain its current provider contracts or enter into new provider contracts timely or on favorable terms, the Company's profitability could be reduced. The Company cannot provide any assurance that it will be able to continue to renew its existing provider contracts or enter into new contracts.

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

Dependence on Government Spending—The Company can be adversely affected by changes in federal, state and local healthcare policies, programs, funding and enrollments.

        All of the Company's Public Sector and Medicaid Administration segment net revenue, and a portion of the Company's net revenue in the Company's other segments are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company (See "Reliance on Customer Contracts"). In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company faces increased risks in this regard as state budgets have come under increasing pressure due to the recent economic downturn. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation, to be negotiated by the parties in good faith. Government and other third-party payors generally seek to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

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

        These covenants limit management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        Significant provisions in the ACA include requiring individuals to purchase health insurance, minimum medical loss ratios for health insurance issuers, significant changes to the Medicare and Medicaid programs and many other changes that affect healthcare insurance and managed care. See "Regulation" above for more information. In addition, dozens of lawsuits have been filed in the courts challenging the constitutionality of the legislation. Therefore, it is uncertain at this time what the financial impact of healthcare reform will be to the Company. The Company cannot predict the effect of this legislation or other legislation that may be adopted by the United States Congress or by the states, and such legislation, if implemented, could have an adverse effect on the Company.

Possible Impact of Federal Mental Health Parity—can significantly impact the Company's revenues or profitability.

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Dominici Mental Health Parity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. There is an exemption for small employers. On February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Interim Final Rules interpreting the MHPAEA ("IFR"). The IFR applies to ERISA plans and insured business. A State Medicaid Director Letter was issued in January 2013 discussing applicability of the IFR to Medicaid managed care plans, SCHIP plans and Alternative Benefit (Benchmark) Plans. It is possible that some states will change their behavioral health plan benefits or management techniques as a result of this letter. The Health Insurance Exchange regulations provide that plans offered on the exchange must offer behavioral health benefits that are compliant with federal parity law. Further clarification on this requirement is expected to be issued. The IFR included some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations, and prohibiting separate but equal deductibles. While some of these regulatory requirements were not anticipated, the Company believes it is in compliance with the requirements of the IFR and that there is no material impact to the Company related to compliance. No assurance can be given that additional interpretive guidance on the legislation and IFR or the release of a final rule will not have a material adverse effect on the Company. However, the Company's risk contracts do allow for repricing to occur effective the same date that any legislation becomes effective if that legislation is projected to have a material effect on cost of care.

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

        The costs associated with compliance with government regulation as discussed above may adversely affect the Company's financial condition and results of operation.

The Company faces risks related to unauthorized disclosure of sensitive or confidential member and other information.

        As part of its normal operations, the Company collects, processes and retains confidential member information making the Company subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA. The Company also maintains other confidential information related to its business and operations. Despite appropriate security measures, the Company may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Noncompliance with any privacy or security laws and regulations or any security breach, whether by the Company or by its vendors, could result in enforcement actions, material fines and penalties and could also subject the Company to litigation.

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

        The Company's total assets at December 31, 2012 reflect goodwill of approximately $426.9 million, representing approximately 28.2 percent of total assets. The Company completed its annual impairment analysis of goodwill as of October 1, 2012 noting that no impairment was identified.

        At December 31, 2012, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $34.9 million. Intangible assets are amortized over their estimated useful lives, which range from approximately three to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

        The Company maintains a program of insurance coverage against a broad range of risks in the Company's business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company's potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2012, the Company had approximately $114.6 million of such bonds outstanding. The Company's insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company's alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company's profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

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

Negative Publicity—The Company may be subject to negative publicity which may adversely affect the Company's business, financial position, results of operations or cash flows.

        From time to time, the managed care industry has received negative publicity. This publicity has led to increased legislation, regulation, review of industry practices and private litigation in the commercial sector. These factors may adversely affect the Company's ability to market our services, require the Company to change its services, or increase the overall regulatory burden under which the Company operates. Any of these factors may increase the costs of doing business and adversely affect the Company's business, financial position, results of operations or cash flows.

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

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value. The Company's available-for-sale investment securities were $233.7 million and represented 15.5 percent of the Company's total assets at December 31, 2012.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company currently leases approximately one million square feet of office space comprising 55 offices in 25 states and the District of Columbia with terms expiring between January 2013 and January 2023. The Company's principal executive offices are located in Avon, Connecticut, which lease expires in September 2019. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since January 6, 2004, shares of the Company's Ordinary Common Stock, $0.01 par value per share ("common stock") have traded on the NASDAQ Stock Market under the symbol "MGLN." For further information regarding the Company's common stock, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. The following tables set forth the high and low closing bid prices of the Company's common stock as reported by the NASDAQ Stock Market for the years ended December 31, 2011 and 2012, as follows:

	Common Stock Sales Prices
	High	Low
2011
First Quarter	51.42	46.05
Second Quarter	54.74	46.83
Third Quarter	56.13	41.85
Fourth Quarter	54.37	45.88
2012
First Quarter	50.15	46.30
Second Quarter	49.38	40.81
Third Quarter	55.89	44.83
Fourth Quarter	53.52	47.48

        As of December 31, 2012, there were approximately 305 stockholders of record of the Company's common stock. The stockholders of record data for common stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

  Comparison of Cumulative Total Returns

        The following graph compares the change in the cumulative total return on the Company's common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31, 2007, and comparing relative values on December 31, 2008, 2009, 2010, 2011 and 2012. The Company did not pay any dividends during the period reflected in the graph. The common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Total Return

	December 31,
	2007	2008	2009	2010	2011	2012
Magellan Health Services, Inc.	$100.00	$83.98	$87.35	$101.39	$106.09	$105.08
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
S&P 500 Managed Health Care Index(1)	100.00	44.96	57.41	62.50	84.00	89.01

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

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012.

        Following is a summary of stock repurchases made during the three months ended December 31, 2012:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans(1)(2)
October 1–31, 2012	11,773	$50.14	11,773	$166,684
November 1–30, 2012	284,144	$49.50	284,144	152,618
December 1–31, 2012	163,335	$51.62	163,335	144,186

	459,252		459,252	$144,186

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from January 1, 2013 through February 22, 2013, the Company made additional open market purchases of 366,650 shares of the Company's common stock at an aggregate cost of $18.6 million (excluding broker commissions).

Dividends

        The Company did not declare any dividends during either of the years ended December 31, 2011 or 2012 and does not expect to pay a dividend in 2013. The Company is prohibited from paying dividends on its common stock under the terms of the 2011 Credit Facility, except in limited circumstances. The declaration and payment of any dividends in the future by the Company will be subject to the sole discretion of the Company's board of directors and will depend upon many factors, including the Company's financial condition, earnings, covenants associated with the Company's 2011 Credit Facility and any similar future agreement, legal requirements, regulatory constraints and other factors deemed relevant by the Company's board of directors. Moreover, should the Company pay any dividends in the future, there can be no assurance that the Company will continue to pay such dividends.

Recent Sales of Unregistered Securities

        On January 28, 2011, the Company and Blue Shield of California ("Blue Shield") entered into a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which on January 31, 2011 Blue Shield purchased 416,840 shares of the Company's common stock (the "Shares") for a total purchase price of $20 million. The Shares were issued to Blue Shield, an accredited investor, in a private placement pursuant to Regulation D of the Securities Act. Blue Shield agreed not to transfer such Shares for a two year period, except in the event of any change in control of the Company as defined in the Share Purchase Agreement. The purchase price for the Shares issued was determined taking into account the recent trading price of the Company's common stock on NASDAQ and the restrictions on transfer of the Shares agreed to by Blue Shield.

Item 6.    Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2008, 2009, 2010, 2011 and 2012.

        Selected consolidated financial information for the years ended December 31, 2010, 2011 and 2012 and as of December 31, 2011 and 2012 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2008 and 2009 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with the Company's financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2009	2010	2011	2012
Statement of Operations Data:
Net revenue	$2,625,394	$2,641,814	$2,969,240	$2,799,400	$3,207,397
Cost of care	1,830,542	1,765,313	1,907,985	1,784,724	2,071,890
Cost of goods sold	181,356	203,336	218,630	232,038	328,414
Direct service costs and other operating expenses(1)	426,627	465,710	566,582	529,634	557,512
Depreciation and amortization	60,810	47,268	54,682	58,623	60,488
Interest expense	2,846	2,424	2,233	2,502	2,247
Interest income	(17,030)	(6,245)	(3,275)	(2,781)	(2,019)

Income before income taxes	140,243	164,008	222,403	194,660	188,865
Provision for income taxes	54,038	57,337	83,744	65,037	37,838

Net income	$86,205	$106,671	$138,659	$129,623	$151,027

Income per common share—basic:	$2.18	$3.03	$4.10	$4.25	$5.51
Income per common share—diluted:	$2.16	$3.01	$4.03	$4.17	$5.42

	December 31,
	2008	2009	2010	2011	2012
Balance Sheet Data:
Current assets	$822,420	$753,588	$858,487	$732,709	$871,418
Current liabilities	373,881	369,164	390,169	369,550	393,202
Property and equipment, net	88,436	108,219	111,814	118,022	136,548
Total assets	1,417,564	1,441,041	1,549,432	1,341,167	1,512,133
Total debt and capital lease obligations	28	—	559	—	—
Stockholders' equity	$908,073	$950,492	$1,039,015	$845,274	$1,017,333

(1)
Includes stock compensation expense of $32.8 million, $19.8 million, $15.1 million, $17.4 million and $17.8 million in 2008, 2009, 2010, 2011 and 2012, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's selected financial data and the Company's financial statements and the accompanying notes included herein. The following discussion may contain "forward-looking statements" within the meaning of the Securities Act and the Exchange Act. When used in this Form 10-K, the words "estimate," "anticipate," "expect," "believe," "should" and similar expressions are intended to be forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward- looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading "Risk Factors" in Item 1A and elsewhere in this Form 10-K. Capitalized or defined terms included in this Item 7 have the meanings set forth in Item 1 of this Form 10-K.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    Commercial generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2012, Commercial's covered lives were 5.4 million, 13.4 million and 12.0 million for risk-based, ASO and EAP products, respectively. For the year ended December 31, 2012, Commercial's revenue was $516.6 million, $118.2 million and $93.7 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    Public Sector generally reflects services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2012, Public Sector's covered lives were 1.9 million and 1.1 million for risk-based and ASO products, respectively. For the year ended December 31, 2012, Public Sector's revenue was $1.6 billion and $27.5 million for risk-based and ASO products, respectively.

        The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The ADHS released an RFP for the ADHS Regional Behavioral Health Authority-GSA 6 (Marciopa County), which includes the current behavioral carve-out for the lives the Company currently serves under the Maricopa Contract. MCCAZ, a joint venture in which the Company has an 80% ownership interest, has responded to this RFP. There can be no assurance that MCCAZ will be awarded a contract pursuant to the RFP, or that the terms of any contract awarded pursuant to the RFP will be similar to the Maricopa Contract. The Maricopa Contract generated net revenues of $807.1 million, $779.5 million, and $758.3 million for the years ended December 31, 2010, 2011, and 2012, respectively.

Radiology Benefits Management

        Radiology Benefits Management generally reflects the management of the delivery of diagnostic imaging and other therapeutic services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of December 31, 2012, covered lives for Radiology Benefits Management were 4.8 million and 12.4 million for risk-based and ASO products, respectively. For the year ended December 31, 2012, revenue for Radiology Benefits Management was $308.5 million and $40.6 million for risk-based and ASO products, respectively.

Drug Benefits Management

        Two of the Company's segments are in the drug benefits management business. This line of business generally reflects the Company's clinical management of drugs paid under medical and pharmacy benefit programs. The Company's services include the coordination and management of the specialty drug spending for health plans, employers, and governmental agencies, and the management of pharmacy programs for Medicaid programs, health plans, and employers. The two segments in this line of business are:

        Specialty Pharmaceutical Management.    Specialty Pharmaceutical Management comprises programs that manage specialty drugs used in the treatment of complex conditions such as cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, or oral drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, employers, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; and (iii) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans and employers, and several pharmaceutical manufacturers and state Medicaid programs as of December 31, 2012.

        Medicaid Administration.    Medicaid Administration generally reflects integrated clinical management services provided to manage pharmacy, mental health, and long-term care for state benefit programs, and pharmacy benefit management programs for health plans and employers. The primary focus of the Company's Medicaid Administration unit involves providing PBA and PBM services under contracts with health plans and employers, as well as public sector clients sponsoring Medicaid and other state benefit programs. The Company's pharmacy services include network management, formulary and rebate management, point-of-sale claims processing systems and administration, clinical prior authorization, and drug utilization review. Magellan's pharmacy strategy combines its Specialty Pharmacy Management and PBM capabilities to provide integrated management of complex drug therapies billed under both the medical and pharmacy benefit. Its mental health and long term care management services include review of service utilization and compliance with state and federal regulations and reimbursement guidelines. Medicaid Administration's contracts encompass both FFS and risk-based arrangements.

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.4 billion, $2.2 billion and $2.5 billion for the years ended December 31, 2010, 2011 and 2012, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $192.9 million, $174.5 million and $151.4 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Block Grant Revenues

        Public Sector has a contract that is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $109.1 million, $114.4 million and $124.8 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $234.8 million, $247.4 million and $350.3 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts, among other factors. Performance-based revenues were $13.1 million, $26.5 million and $25.4 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Rebate Revenue

        The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues for the years ended December 31, 2010, 2011 and 2012 were $25.5 million, $32.8 million and $40.2 million, respectively.

Cost of Care, Medical Claims Payable and Other Medical Liabilities

        Cost of care is recognized in the period in which members receive managed healthcare services. In addition to actual benefits paid, cost of care in a period also includes the impact of accruals for estimates of medical claims payable. Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims IBNR related to the Company's managed healthcare businesses. Such liabilities are determined by employing actuarial methods that are commonly used by health insurance actuaries and that meet actuarial standards of practice.

        The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models and is further analyzed to create "completion factors" that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Factors that affect estimated completion factors include benefit changes, enrollment changes, shifts in product mix, seasonality influences, provider reimbursement changes, changes in claims inventory levels, the speed of claims processing and changes in paid claim levels. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for any month with a completion factor that is less than 70 percent are generally not projected from historical completion and payment patterns; rather they are projected by estimating claims expense based on recent monthly estimated cost incurred per member per month times membership, taking into account seasonality influences, benefit changes and healthcare trend levels, collectively considered to be "trend factors."

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	2010	2011	2012
Claims payable and IBNR, beginning of period	$168,851	$166,095	$157,099
Cost of care:
Current year	1,919,785	1,790,124	2,076,190
Prior years	(11,800)	(5,400)	(4,300)

Total cost of care	1,907,985	1,784,724	2,071,890

Claim payments and transfers to other medical liabilities(1):
Current year	1,777,356	1,657,291	1,877,459
Prior years	133,385	136,429	128,601

Total claim payments and transfers to other medical liabilities	1,910,741	1,793,720	2,006,060

Claims payable and IBNR, end of period	166,095	157,099	222,929
Withhold receivables, end of period(2)	(23,424)	(19,126)	(24,500)

Medical claims payable, end of period	$142,671	$137,973	$198,429

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

        Care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company's December 31, 2012 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
-3%	$(25,500)	-3%	$(39,500)
-2%	(16,000)	-2%	(26,000)
-1%	(7,500)	-1%	(13,000)
1%	7,500	1%	13,000
2%	16,000	2%	26,000
3%	25,500	3%	39,500

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

        Due to the existence of risk sharing and reinvestment provisions in certain customer contracts, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on cost of care.

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2012; however, actual claims payments may differ from established estimates.

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

        The fair value of the Health Plan (a component of the Commercial segment), Radiology Benefits Management and Specialty Pharmaceutical Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        The fair value of the Medicaid Administration reporting unit was determined using discounted cash flow, guideline company and similar transaction methods. Key assumptions for the discounted cash flow method are consistent with those described above. For the guideline company method, revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples for guideline companies were applied to the reporting unit's actual revenue and EDITDA for the twelve-month period ended September 30, 2012 and to the reporting unit's projected revenue and EBITDA for 2013. For the similar transaction method, revenue and EBITDA multiples based on merger and acquisition transactions for similar companies were applied to the reporting unit's actual revenue and EBITDA for the twelve-month period ended September 30, 2012. The weighting applied to the fair values determined using the discounted cash flow, guideline company and similar transaction methods to determine an overall fair value for the Medicaid Administration reporting unit was 75 percent, 22.5 percent and 2.5 percent, respectively. The weighting of each of the methods described above was based on the relevance of the approach. A change in the weighting would not change the outcome of the first step of the impairment test.

        As a result of the first step of the 2012 annual goodwill impairment analysis, the fair value of each reporting unit with goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 20 percent decline in the fair value of Health Plan, a 56 percent decline in fair value of Radiology Benefits Management, a 35 percent decline in fair value of Specialty Pharmaceutical Management and a 30 percent decline in fair value of Medicaid Administration reporting units would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        While there are numerous assumptions that impact the calculation of the fair value of the reporting units, the most sensitive assumptions relate to the discount rate and estimated future cash flows when determining fair value using the discounted cash flow method. For those reporting units with a projected fair value within 30 percent of the carrying value, the impact of changes in the discount rate and estimated future cash flows was reviewed for sensitivity.

        For Health Plan, a 20 percent decline in fair value, or approximately $40 million, would have caused the carrying value to be in excess of its fair value as of October 1, 2012. A decline in fair value of approximately $40 million would occur upon either: (1) an increase of 338 basis points in the discount rate utilized to determine the present value of the projected net cash flows; or (2) a decline between 20 and 40 percent in estimated future cash flows, with the percentage decrease varying depending upon whether the cash flow decrease were to occur in the near term or long term. For Medicaid Administration, a 30 percent decline in fair value, or approximately $50 million, would have caused the carrying value to be in excess of its fair value as of October 1, 2012. A decline in fair value of approximately $50 million would occur upon either: (1) an increase of 350 basis points in the discount rate utilized to determine the present value of the projected net cash flows; or (2) a decline of between 30 and 40 percent in estimated future cash flows, with the percentage decrease varying depending upon whether the cash flow decrease were to occur in the near term or the long term. Such declines in the future cash flows could be the result of a loss of one or more significant customers without the generation of new business to offset such losses or an inability to meet the respective reporting unit's growth targets, which could include expansion into new product offerings. A decline in the fair values for Health Plan and Medicaid Administration could result in carrying values in excess of fair values, which would require the second step of goodwill testing to be performed. The second step could result in an impairment loss for goodwill.

        Goodwill for each of the Company's reporting units are as follows (in thousands):

	December 31,
	2011	2012
Health Plan	$120,485	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291
Medicaid Administration	59,614	59,614

Total	$426,939	$426,939

Stock Compensation

        At December 31, 2011 and 2012, the Company had equity-based employee incentive plans, which are described more fully in Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. The Company recorded stock compensation expense of $17.4 million and $17.8 million for the years ended December 31, 2011 and 2012, respectively. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period.

        The Company estimates the fair value of substantially all stock options using the Black-Scholes-Merton option pricing model that employs certain factors including expected volatility of stock price, expected life of the option, risk-free interest rate and expected dividend yield. For the years ended December 31, 2011 and 2012, such volatility was based on the historical volatility of the Company's stock price.

        The expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

        The Company recognizes compensation expense for only the portion of options, restricted stock or restricted stock units that are ultimately expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company's estimated forfeiture rate for the years ended December 31, 2011 and 2012 was four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various state and local jurisdictions.

        The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves determining both permanent and temporary differences resulting from differing treatment for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the temporary differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company then assesses the likelihood that the deferred tax assets will be recovered from the reversal of temporary differences, the implementation of feasible and prudent tax planning strategies, and future taxable income. To the extent the Company cannot conclude that recovery is more likely than not, it establishes a valuation allowance. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

        The Company has federal net operating loss carryforwards ("NOLs") as of December 31, 2012 of $4.2 million available to reduce future federal taxable income. These NOLs, if not used, will expire in 2017 through 2019 and are subject to examination and adjustment by the IRS. Utilization of these NOLs is also subject to certain timing limitations, although the Company does not believe these limitations will restrict its ability to use any federal NOLs before they expire.

        The Company's valuation allowances against deferred tax assets were $3.4 million and $3.1 million as of December 31, 2011 and 2012, respectively, mostly relating to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

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

        The tax benefit from an uncertain tax position is recognized when it is more likely than not that, based on technical merit, the position will be sustained upon examination, including resolution of any related appeals or litigation processes. As of December 31, 2012, $56.6 million of unrecognized tax benefits were included in tax contingencies. If these unrecognized tax benefits had been realized as of December 31, 2012, $45.1 million would have reduced income tax expense.

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2008 expired during 2012. As a result, $43.3 million of unrecognized tax benefits recorded as of December 31, 2011 were reversed in the current year as a result of statute expirations, of which $35.7 million is reflected as a reduction to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest and $0.8 million of unrecognized state tax benefits were reversed in 2012 and reflected as reductions to income tax expense due to the closing of statutes of limitations on tax assessments and changes in tax return elections, respectively.

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2007 closed during 2011. As a result, $15.0 million of unrecognized tax benefits recorded as of December 31, 2010 were reversed in 2011, of which $10.4 million was reflected as a reduction to income tax expense, $2.5 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.2 million of accrued interest was reversed in 2011 and reflected as a reduction to income tax expense due to these statute closings.

        With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2009. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2009 could expire during 2013. The Company anticipates that up to $28.6 million of unrecognized tax benefits recorded as of December 31, 2012 could be reversed during 2013 as a result of statute expirations, of which $23.2 million would be reflected as a reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. All such reversals would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs, primarily in the 3rd quarter.

        In addition to reversals for statute closings, the Company also adjusts these liabilities for unrecognized tax benefits when its judgment changes as a result of the evaluation of new information not previously available. However, the ultimate resolution of a disputed tax position following an examination by a taxing authority could result in a payment that is materially different from that accrued by the Company. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2010
Managed care and other revenue	$652,221	$1,442,093	$454,105	$35,812	$176,283	$(26,108)	$2,734,406
Dispensing revenue	—	—	—	234,834	—	—	234,834
Cost of care	(365,115)	(1,246,779)	(298,516)	—	(23,683)	26,108	(1,907,985)
Cost of goods sold	—	—	—	(218,630)	—	—	(218,630)
Direct service costs and other	(156,278)	(67,577)	(67,672)	(26,368)	(124,312)	(124,375)	(566,582)
Stock compensation expense(1)	714	714	1,485	424	74	11,691	15,102

Segment profit (loss)	$131,542	$128,451	$89,402	$26,072	$28,362	$(112,684)	$291,145

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2011
Managed care and other revenue	$561,780	$1,459,659	$344,335	$48,534	$220,453	$(82,770)	$2,551,991
Dispensing revenue	—	—	—	247,409	—	—	247,409
Cost of care	(314,178)	(1,271,532)	(205,240)	—	(76,544)	82,770	(1,784,724)
Cost of goods sold	—	—	—	(232,038)	—	—	(232,038)
Direct service costs and other	(152,760)	(67,227)	(61,681)	(24,344)	(103,254)	(120,368)	(529,634)
Stock compensation expense(1)	839	872	1,563	693	124	13,327	17,418

Segment profit (loss)	$95,681	$121,772	$78,977	$40,254	$40,779	$(107,041)	$270,422

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2012
Managed care and other revenue	$728,512	$1,620,875	$349,133	$55,178	$172,491	$(69,090)	$2,857,099
Dispensing revenue	—	—	—	350,298	—	—	350,298
Cost of care	(437,518)	(1,413,320)	(228,383)	—	(61,759)	69,090	(2,071,890)
Cost of goods sold	—	—	—	(328,414)	—	—	(328,414)
Direct service costs and other	(172,035)	(89,129)	(55,418)	(26,709)	(84,884)	(129,337)	(557,512)
Stock compensation expense(1)	532	1,111	1,567	672	335	13,566	17,783

Segment profit (loss)	$119,491	$119,537	$66,899	$51,025	$26,183	$(115,771)	$267,364

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income before income taxes for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	2010	2011	2012
Segment Profit	$291,145	$270,422	$267,364
Stock compensation expense	(15,102)	(17,418)	(17,783)
Depreciation and amortization	(54,682)	(58,623)	(60,488)
Interest expense	(2,233)	(2,502)	(2,247)
Interest income	3,275	2,781	2,019

Income before income taxes	$222,403	$194,660	$188,865

Year ended December 31, 2012 ("2012") compared to the year ended December 31, 2011 ("2011")

Commercial

Revenue

        Revenue related to Commercial increased by 29.7 percent or $166.7 million from 2011 to 2012. The increase in revenue is mainly due to new contracts implemented after 2011 of $149.8 million, favorable rate changes of $29.7 million, and higher performance-based revenue recorded in 2012 of $10.5 million ($5.9 million relating to the prior year), which increases were partially offset by favorable retroactive membership and rate adjustments recorded in 2011 of $8.6 million, program changes of $6.4 million, terminated contracts of $3.3 million, retroactive risk share adjustments recorded in 2012 of $1.6 million, net decreased membership from existing customers of $1.4 million, and other net decreases of $2.0 million.

Cost of Care

        Cost of care increased by 39.3 percent or $123.3 million from 2011 to 2012. The increase in cost of care is primarily due to new contracts implemented after 2011 of $115.5 million and unfavorable care trends and other net variances of $24.2 million, which increases were partially offset by program changes of $6.2 million, favorable medical claims development for 2011 which was recorded after 2011 of $3.7 million, favorable prior period medical claims development recorded in 2012 of $3.8 million, and net decreased membership from existing customers of $2.7 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 77.0 in 2011 to 78.0 percent in 2012, mainly due to unfavorable care trends in excess of rate increases and changes in business mix.

Direct Service Costs

        Direct service costs increased by 12.6 percent or $19.3 million from 2011 to 2012. The increase in direct service costs is mainly due to costs to support new contracts. Direct service costs decreased as a percentage of revenue from 27.2 percent in 2011 to 23.6 percent in 2012, mainly due to changes in business mix.

Public Sector

Revenue

        Revenue related to Public Sector increased by 11.0 percent or $161.2 million from 2011 to 2012. This increase is primarily due to new contracts implemented after 2011 of $177.4 million, unfavorable retroactive contract funding adjustments in 2011 of $12.6 million, timing of incentive revenue for 2012 of $5.8 million, and the revenue impact for favorable prior period medical claims development recorded in 2011 of $2.0 million. The revenue increases were partially offset by unfavorable rate changes and program funding of $23.0 million, retroactive incentive revenue recorded in 2011 of $6.8 million, 2011 incentive revenue recorded in 2011 of $5.2 million, and net decreased membership from existing customers of $1.6 million.

Cost of Care

        Cost of care increased by 11.2 percent or $141.8 million from 2011 to 2012. This increase is primarily due to new contracts implemented after 2011 of $132.4 million, care associated with retroactive contract funding changes in 2011 of $14.4 million, favorable prior period medical claims development recorded in 2011 of $2.3 million, and unfavorable care trends and other net variances of $20.8 million, which increases were partially offset by care associated with rate changes for contracts with minimum care requirements of $25.9 million, and favorable contractual settlements of $2.2 million in 2012. Cost of care increased as a percentage of risk revenue from 87.5 percent in 2011 to

88.7 percent in 2012, mainly due to unfavorable rate changes, unfavorable care trends, and changes in business mix.

Direct Service Costs

        Direct service costs increased by 32.6 percent or $21.9 million from 2011 to 2012, mainly due to costs to support new contracts. Direct service costs increased as a percentage of revenue from 4.6 percent for 2011 to 5.5 percent in 2012 mainly due to rate decreases and changes in business mix.

Radiology Benefits Management

Revenue

        Revenue related to Radiology Benefits Management increased by 1.4 percent or $4.8 million from 2011 to 2012. This increase is primarily due to the net impact of new contracts implemented after (or during) 2011 of $54.3 million, favorable contractual settlements of $4.4 million in 2012, and program changes of $2.9 million which increases were partially offset by decreased membership from terminated contracts and existing customers of $39.7 million, unfavorable rate changes of $14.5 million, and other net unfavorable variances of $2.6 million.

Cost of Care

        Cost of care increased by 11.3 percent or $23.1 million from 2011 to 2012. This increase is primarily attributed to new contracts implemented after (or during) 2011 of $38.4 million, program changes of $2.9 million, and favorable prior period medical claims development recorded in 2011 of $3.1 million, which increases were partially offset by decreased membership from terminated contracts and existing customers of $18.3 million, favorable prior period medical claims development recorded in 2012 of $0.4 million, and care trends and other net favorable variances of $2.6 million. Cost of care increased as a percentage of risk revenue from 69.3 percent in 2011 to 74.0 percent in 2012 mainly due to unfavorable rate changes in excess of care trends and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 10.2 percent or $6.3 million from 2011 to 2012. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of revenue, direct service costs decreased from 17.9 percent in 2011 to 15.9 percent in 2012, mainly due to changes in business mix.

Specialty Pharmaceutical Management

Revenue

        Revenue related to Specialty Pharmaceutical Management increased by 37.0 percent or $109.5 million from 2011 to 2012. This increase is primarily due to net increased dispensing activity of $102.9 million (mainly due to increased business from new and existing customers), formulary optimization revenue of $6.0 million, retroactive revenue adjustments recorded in 2012 of $0.9 million, and medical pharmacy management revenue of $0.3 million. These increases were partially offset by other net decreases of $0.6 million.

Cost of Goods Sold

        Cost of goods sold increased by 41.5 percent or $96.4 million from 2011 to 2012. This increase is primarily due to net increased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold was 93.8 percent in 2012, which is consistent with 2011.

Direct Service Costs

        Direct service costs increased by 9.7 percent or $2.4 million from 2011 to 2012. This increase is primarily due to costs to support increased business. As a percentage of revenue, direct service costs decreased from 8.2 percent in 2011 to 6.6 percent in 2012, mainly due to changes in business mix.

Medicaid Administration

Revenue

        Revenue related to Medicaid Administration decreased by 21.8 percent or $48.0 million from 2011 to 2012. This decrease is primarily due to terminated contracts of $28.8 million, decreased pharmacy revenue of $5.1 million, decreased revenue due to lower cost of care associated with the subcontract with Public Sector of $13.7 million, and other net decreases of $0.4 million. The terminated contracts are associated with the Company's decision to exit the fiscal agent services ("FAS") market, with the Company's last FAS contract terminating in late 2011.

Cost of Care

        Cost of care decreased by 19.3 percent or $14.8 million from 2011 to 2012. This decrease is primarily due to favorable care trends. Cost of care decreased as a percentage of risk revenue from 92.5 percent in 2011 to 89.4 percent in 2012, mainly due to favorable care trends.

Direct Service Costs

        Direct service costs decreased by 17.8 percent or $18.4 million. This decrease was primarily due to terminated contracts. As a percentage of revenue, direct service costs increased from 46.8 percent in 2011 to 49.2 percent in 2012, mainly due to changes in business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment increased by 7.5 percent or $9.0 million from 2011 to 2012. The increase results primarily from an increase in costs of $10.6 million related to our growth initiatives, partially offset by other net unfavorable variances of $1.6 million. As a percentage of total net revenue, other operating expenses were 4.0 percent for 2012, which decreased slightly from 2011.

Depreciation and Amortization

        Depreciation and amortization expense increased by 3.2 percent or $1.9 million from 2011 to 2012, primarily due to asset additions after 2011.

Interest Expense

        Interest expense decreased by $0.3 million from 2011 to 2012.

Interest Income

        Interest income decreased by $0.8 million from 2011 to 2012, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 33.4 percent in 2011 and 20.0 percent in 2012. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for 2012 is lower than 2011 mainly due to more significant reversals of tax contingencies in 2012 as a result of closure of federal and state statutes of limitations.

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2008 expired during 2012. As a result, $43.3 million of unrecognized tax benefits recorded as of December 31, 2011 were reversed in 2012 as a result of statute expirations, of which $35.7 million is reflected as an adjustment to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest and $0.8 million of unrecognized state tax benefits were reversed in 2012 and reflected as reductions to income tax expense due to the closing of statutes of limitations on tax assessments and changes in tax return elections, respectively.

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2007 closed during 2011. As a result, $15.0 million of unrecognized tax benefits recorded as of December 31, 2010 were reversed in 2011, of which $10.4 million was reflected as a reduction to income tax expense, $2.5 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.2 million of accrued interest was reversed in 2011 and reflected as a reduction to income tax expense due to these statute closings.

2011 compared to the year ended December 31, 2010 ("2010")

Commercial

Revenue

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

Revenue

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

Cost of Care

        Cost of care increased by 2.0 percent or $24.8 million from 2010 to 2011. This increase is primarily due to increased membership from existing customers of $61.8 million, favorable prior period medical claims development recorded in 2010 of $7.1 million, and care trends and other net unfavorable variances of $1.5 million, which increases were partially offset by care associated with rate changes for contracts with minimum care requirements of $24.9 million, care associated with retroactive contract funding adjustments of $14.4 million, favorable prior period medical claims development for 2010 which was recorded after 2010 of $4.0 million, and favorable prior period medical claims development recorded in 2011 of $2.3 million. Cost of care increased as a percentage of risk revenue from 86.8 percent in 2010 to 87.5 percent in 2011, mainly due to the net impact of care development between years.

Direct Service Costs

        Direct service costs decreased by 0.5 percent or $0.4 million from 2010 to 2011. Direct service costs as a percentage of revenue was 4.6 percent in 2011, which is consistent with 2010.

Radiology Benefits Management

Revenue

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

Specialty Pharmaceutical Management

Revenue

        Revenue related to Specialty Pharmaceutical Management increased by 9.3 percent or $25.3 million from 2010 to 2011. This increase is primarily due to net increased dispensing activity of $12.6 million, formulary optimization revenue of $7.6 million, and medical pharmacy management revenue of $5.7 million, which increases were partially offset by other net decreases of $0.6 million.

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

Revenue

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

Income Taxes

        The Company's effective income tax rate was 37.7 percent in 2010 and 33.4 percent in 2011. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for 2011 was lower than 2010 mainly due to more significant reversals of tax contingencies in 2011 as a result of closure of federal and state statutes of limitations.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for the year ended December 31, 2007 expired during 2011. As a result, $15.0 million of unrecognized tax benefits recorded as of December 31, 2010 were reversed in 2011, of which $10.4 million was reflected as an adjustment to income tax expense, $2.5 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of December 31, 2012, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2012 compared to 2011

        Operating Activities.    The Company reported net cash provided by operating activities of $112.0 million and $181.3 million for 2011 and 2012, respectively. The $69.3 million increase in operating cash flows from 2011 to 2012 is primarily attributable to the net shift of restricted funds between cash and investments, which results in an operating cash flow change that is directly offset by an investing cash flow change, as well as the net favorable impact of working capital changes between periods. Partially offsetting these items is a reduction in Segment Profit and increase in tax payments between years.

        During 2011 and 2012, restricted investments of $62.3 million and $16.7 million, respectively, were shifted to restricted cash that reduced operating cash flows for both years, resulting in a net increase of operating cash flows between years of $45.6 million. The net favorable impact of working capital changes between years totaled $34.1 million, with $12.5 million of the change related to restricted cash requirements for the Company's regulated entities and $11.2 million of the change related to pharmaceutical inventory levels and the timing of the settlement of the associated inventory payables. In 2011 and 2012, the Company was required to restrict additional funds of $17.9 million and $5.4 million, respectively. Segment Profit for 2012 decreased $3.1 million from 2011. Tax payments for 2012 totaled $57.7 million, which is an increase of $7.3 million from 2011.

        During 2012, the Company's restricted cash increased $40.8 million. The change is attributable to the shift of restricted investments of $16.7 million to restricted cash, net increases in restricted cash of $24.3 million related to the Company's regulated entities, partially offset by other net decreases of $0.2 million. The net change in restricted cash for the Company's regulated entities is attributable to an increase in restricted cash of $18.9 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows, and a net increase of $5.4 million in restricted cash requirements that resulted in an operating cash flow use.

        Investing Activities.    The Company utilized $54.4 million and $69.5 million during 2011 and 2012, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for 2011 were $25.4 million and $29.0 million, respectively, as compared to additions for 2012 related to hard assets and capitalized software of $31.7 million and $37.9 million, respectively. In addition, during 2011 the Company received net cash of $71.0 million from the net maturity of "available for sale" securities, with the Company using net cash during 2012 of $39.8 million for the net purchase of "available for sale" securities. During 2011, the Company purchased provider network contracts for $1.3 million that resulted in the establishment of an intangible asset. In addition, during 2011, the Company received the final working capital settlement of $0.9 million from Coventry in regards to the Company's acquisition of First Health. In 2012, the Company contributed $1.2 million of capital to Fallon Total Care, LLC, with the Company owning a 49.0 percent interest in the entity.

        Financing Activities.    During 2011, the Company paid $407.6 million for the repurchase of treasury stock under the Company's share repurchase program and paid $0.6 million for capital lease obligations. In addition, the Company received $20.0 million under a share purchase agreement pursuant to which Blue Shield of California purchased shares of the Company's common stock, received $41.8 million from the exercise of stock options and warrants, and had other net favorable items of $0.8 million.

        During 2012, the Company paid $21.9 million for the repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $20.5 million from the exercise of stock options and had other net favorable items of $0.3 million.

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

        During 2011, the Company paid $407.6 million for the repurchase of treasury stock under the Company's share repurchase program and paid $0.6 million related to capital lease obligations. In addition, the Company received $20.0 million under a share purchase agreement pursuant to which Blue Shield of California purchased shares of the Company's common stock, received $41.8 million from the exercise of stock options and warrants, and had other net favorable items of $0.8 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During 2013, the Company expects to fund its estimated capital expenditures of $52 to $62 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2011 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2013. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

Contractual Obligations and Commitments

        The following table sets forth the future financial commitments of the Company as of the December 31, 2012 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases(1)	$71,223	$14,266	$31,623	$13,906	$11,428
Letters of credit(2)	31,952	—	—	—	—
Purchase commitments(3)	1,501	1,501	—	—	—
Tax contingency reserves(4)	56,601	384	—	—	—

	$161,277	$16,151	$31,623	$13,906	$11,428

(1)
Operating lease obligations include estimated future lease payments for both open and closed offices.

(2)
These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

(3)
Purchase commitments include open purchase orders as of December 31, 2012 relating to ongoing capital expenditure and operational activities.

(4)
Other than the estimated amount to be paid during 2013, the Company is unable to make a reasonably reliable estimate of the period of the cash settlement (if any) with the respective taxing authorities for the $56.6 million balance of its tax contingency reserves. However, settlement of such amounts could require the utilization of working capital. See further discussion in Note 7—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

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

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012.

        During the period from January 1, 2013 through February 22, 2013, the Company made additional open market purchases of 366,650 shares of the Company's common stock at an aggregate cost of $18.6 million (excluding broker commissions).

Recent Sales of Unregistered Securities

        On January 28, 2011, the Company and Blue Shield of California ("Blue Shield") entered into a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which on January 31, 2011 Blue Shield purchased 416,840 shares of the Company's common stock (the "Shares") for a total purchase price of $20 million. The Shares were issued to Blue Shield, an accredited investor, in a private placement pursuant to Regulation D of the Securities Act. Blue Shield agreed not to transfer such Shares for a two year period, except in the event of any change in control of the Company as defined in the Share Purchase Agreement. The purchase price for the Shares issued was determined taking into account the recent trading price of the Company's common stock on NASDAQ and the restrictions on transfer of the Shares agreed to by Blue Shield.

        Off-Balance Sheet Arrangements.    As of December 31, 2012, the Company has no material off-balance sheet arrangements.

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

        Under the 2011 Credit Facility, the annual interest rate on Revolving Loan borrowings is equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 0.75 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00 percent, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 1.75 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 1.875 percent. The commitment commission on the 2011 Credit Facility is 0.375 percent of the unused Revolving Loan Commitment.

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

        The 2011 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2011 Credit Facility, pursuant to its terms, would result in an event of default under the 2011 Credit Facility. As of December 31, 2012, the Company was in compliance with all covenants, including financial covenants, under the 2011 Credit Facility.

        Although the 2011 Credit Facility expires on December 9, 2014, the Company believes it will be able to obtain a new facility or, if not, to use cash on hand to fund letters of credit and other liquidity needs.

        Net Operating Loss Carryforwards.    The Company has federal NOLs as of December 31, 2012 of approximately $4.2 million available to reduce future federal taxable income. These NOLs, if not used, expire in 2017 through 2019 and are subject to examination and adjustment by the IRS. Utilization of these NOLs is also subject to certain timing limitations, although the Company does not believe these limitations will restrict its ability to use any federal NOLs before they expire.

        As of December 31, 2012, the Company's valuation allowances against deferred tax assets were $3.1 million, mostly relating to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Future changes in the estimated realizable portion of deferred taxes could materially affect the Company's financial condition and results of operations.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", ("ASU 2011-04"). ASU 2011-04 amends ASC Topic 820, "Fair Value Measurements and Disclosures", to provide guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. While the adoption of this guidance impacts the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it did not impact the Company's consolidated results of operations, financial position, or cash flows.

        In July 2011, the FASB issued ASU No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the

"Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The adoption of ASU 2011-06 is not expected to significantly impact the Company's consolidated results of operations, financial position, or cash flows.

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment" ("ASU 2011-8"), which provides authoritative guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for the Company beginning on January 1, 2012; however the Company did not elect to use the qualitative screen for any reporting units in 2012. The guidance did not impact the Company's consolidated results of operations, financial position, or cash flows.

        In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to our expectations for the adoption of ASU 2011-05, while the adoption of this guidance impacts the Company's disclosures for annual and interim filings for the year ending December 31, 2012, it did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

        In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements" ("ASC 2012-04"). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this guidance that will not have transition guidance are effective upon issuance. The amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012. The guidance did not impact the Company's consolidated results of operations, financial position, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2011 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2011 Credit Facility as of December 31, 2012, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2012. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        In the fourth quarter ended December 31, 2012, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework."

        Based on this assessment, management has concluded that, as of December 31, 2012, internal control over financial reporting is effective based on these criteria.

        The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report dated February 28, 2013 appears on page 66 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited Magellan Health Services, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Health Services, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Magellan Health Services, Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 28, 2013

Item 9B.    Other Information

        None.

PART III

        The information required by Items 10 through 14 is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2012, except for the following information required by Item 12 of this Part III.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2012 with respect to the Company's compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	4,268,240	$44.35	3,734,703	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	4,268,240	$44.35	3,734,703	(1)

(1)
Consists of shares remaining available for issuance as of December 31, 2012 under the Company's equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options and the shares of restricted stock.

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

2.     Financial Statement Schedule

        Information with respect to this item is contained on page S-1 of this Report on Form 10-K.

3.     Exhibits

Exhibit No.	Description of Exhibit
2.1	Share Purchase Agreement between Magellan Health Services, Inc. and California Physicians' Service D/B/A Blue Shield of California, dated January 28, 2011, which was filed as Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on February 25, 2011 and is incorporated herein by reference.
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
4.1
Credit Agreement, dated December 9, 2011, among the Company, various lenders listed therein and Citibank, N.A., as administrative agent, which was filed as Exhibit 4.1 to the Company's current report on Form 8-K, which was filed on December 13, 2011 and is incorporated herein by reference.
*10.1
Magellan Health Services, Inc.—2003 Management Incentive Plan, effective as of January 5, 2004, which was filed as Exhibit 2.14 to the Company's current report on Form 8-K, which was filed on January 6, 2004, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.8	First form of Notice of Amendment of Stock Option Grant, relating to options granted under the Company's 2003 Management Incentive Plan and dated as of January 3, 2006, between the Company and Steven J. Shulman, Chief Executive Officer of the Company, Rene Lerer, Chief Operating Officer of the Company, and Mark S. Demilio, Chief Financial Officer of the Company, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on January 9, 2006, and is incorporated herein by reference.
*10.9
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
*10.10
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
*10.11
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
*10.12
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
*10.13
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

Exhibit No.	Description of Exhibit
*10.15	Supplemental Accumulation Plan, adopted in 2002, which was filed as Exhibit 10.10 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
*10.16
Form of Stock Option Agreement, relating to the 2006 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on May 22, 2006, and is incorporated herein by reference.
*10.17
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
*10.22
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
*10.25
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

Exhibit No.	Description of Exhibit
*10.27	Employment Agreement dated February 19, 2008 between the Company and Rene Lerer, M.D., which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on February 25, 2008 and is incorporated herein by reference.
*10.28
Employment Agreement, dated February 25, 2008, between the Company and Tina Blasi, which was filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
*10.29
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
*10.31
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
*10.33
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
*10.35
Magellan Health Services, Inc.—2008 Management Incentive Plan, effective as of February 27, 2008, which was filed as Appendix A to the Company's Definitive Proxy Statement, which was filed on April 11, 2008, and is incorporated herein by reference.
*10.36
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

Exhibit No.	Description of Exhibit
*10.39	Amendment to Agreements and Documents Governing Restricted Stock Units, dated December 1, 2008, between the Company and Caskie Lewis-Clapper, Chief Human Resources Officer which was filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K, which was filed on February 29, 2008 and is incorporated herein by reference.
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
*10.46
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

Exhibit No.	Description of Exhibit
*10.49	Employment Agreement, dated July 28, 2009 between Karen S. Rohan and Magellan Health Services, Inc., which was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which was filed on July 31, 2009 and is incorporated herein by reference.
*10.50
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
*10.52
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
*10.55
Form of Stock Option Agreement, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 8, 2011 and is incorporated herein by reference.
*10.56
Form of Notice of Stock Option Grant, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 8, 2011 and is incorporated herein by reference.
*10.57
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 8, 2011 and is incorporated herein by reference.
*10.58
Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 8, 2011 and is incorporated herein by reference.
*10.59
Magellan Health Services, Inc. 2011 Management Incentive Plan, effective as of May 18, 2011, which was filed as Appendix A to the Company's Definitive Proxy Statement, which was filed on April 8, 2011, and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.60	Magellan Health Services, Inc. 2011 Employee Stock Purchase Plan, effective as of May 18, 2011, which was filed as Appendix B to the Company's Definitive Proxy Statement, which was filed on April 8, 2011, and is incorporated herein by reference.
*10.61
Form of Stock Option Agreement, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 7, 2012 and is incorporated herein by reference.
*10.62
Form of Notice of Stock Option Grant, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 7, 2012 and is incorporated herein by reference.
*10.63
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 7, 2012 and is incorporated herein by reference.
*10.64
Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 7, 2012 and is incorporated herein by reference.
*10.65
Amendment to Employment Agreement, dated December 10, 2012 between Magellan Health Services, Inc. and Rene Lerer, M.D., which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on December 12, 2012, and is incorporated herein by reference.
*10.66
Employment Agreement dated December 10, 2012 between the Company and Barry M. Smith, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on December 12, 2012, and is incorporated herein by reference.
*10.67
Form of Stock Option Agreement, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on February 7, 2013 and is incorporated herein by reference.
*10.68
Form of Notice of Stock Option Grant, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on February 7, 2013 and is incorporated herein by reference.
*10.69
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on February 7, 2013 and is incorporated herein by reference.
*10.70
Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on February 7, 2013 and is incorporated herein by reference.
#21	List of subsidiaries of the Company.
#23	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description of Exhibit
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

4.     Additional Information

        The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the "Codes of Ethics"). Any such requests should be made in writing to the Investor Relations Department, Magellan Health Services, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Company's website at www.magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: February 28, 2013	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 28, 2013	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ BARRY SMITH Barry Smith	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
/s/ RENE LERER Rene Lerer	Executive Chairman of the Board of Directors	February 28, 2013
/s/ ERAN BROSHY Eran Broshy	Director	February 28, 2013
/s/ MICHAEL DIAMENT Michael Diament	Director	February 28, 2013
/s/ WILLIAM D. FORREST William D. Forrest	Director	February 28, 2013
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	February 28, 2013

Signature	Title	Date

/s/ WILLIAM J. MCBRIDE William J. McBride	Director	February 28, 2013
/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 28, 2013
/s/ MARY SAMMONS Mary Sammons	Director	February 28, 2013
/s/ JONATHAN N. RUBIN Jonathan N. Rubin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013
/s/ JEFFREY N. WEST Jeffrey N. West	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2013

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 28, 2013

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2011	2012
ASSETS
Current Assets:
Cash and cash equivalents	$119,862	$189,464
Restricted cash	185,794	226,554
Accounts receivable, less allowance for doubtful accounts of $3,336 and $4,612 at December 31, 2011 and 2012, respectively	121,606	138,253
Short-term investments (restricted investments of $129,599 and $88,332 at December 31, 2011 and 2012, respectively)	192,947	201,127
Deferred income taxes	35,138	31,698
Pharmaceutical inventory	39,567	45,727
Other current assets (restricted deposits of $20,453 and $20,846 at December 31, 2011 and 2012, respectively)	37,795	38,595

Total Current Assets	732,709	871,418
Property and equipment, net	118,022	136,548
Restricted long-term investments	7,956	32,563
Other long-term assets	10,952	9,730
Goodwill	426,939	426,939
Other intangible assets, net	44,589	34,935

Total Assets	$1,341,167	$1,512,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,690	$17,081
Accrued liabilities	106,809	100,778
Medical claims payable	137,973	198,429
Other medical liabilities	106,078	76,914

Total Current Liabilities	369,550	393,202
Deferred income taxes	18,509	34,086
Tax contingencies	102,919	60,697
Deferred credits and other long-term liabilities	4,915	6,815

Total Liabilities	495,893	494,800

Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2011 and December 31, 2012—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2011 and December 31, 2012—Issued and outstanding—45,285 shares and 27,173 shares at December 31, 2011, respectively, and 45,928 and 27,353 shares at December 31, 2012, respectively	453	459
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2011 and December 31, 2012—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	804,035	848,238
Retained earnings	824,205	975,232
Accumulated other comprehensive loss	(150)	(35)
Ordinary common stock in treasury, at cost, 18,112 shares and 18,575 shares at
December 31, 2011 and December 31, 2012, respectively	(783,269)	(806,561)

Total Stockholders' Equity	845,274	1,017,333

Total Liabilities and Stockholders' Equity	$1,341,167	$1,512,133

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2010	2011	2012
Net revenue:
Managed care and other	$2,734,406	$2,551,991	$2,857,099
Dispensing	234,834	247,409	350,298

Total net revenue	2,969,240	2,799,400	3,207,397

Costs and expenses:
Cost of care	1,907,985	1,784,724	2,071,890
Cost of goods sold	218,630	232,038	328,414
Direct service costs and other operating expenses(1)	566,582	529,634	557,512
Depreciation and amortization	54,682	58,623	60,488
Interest expense	2,233	2,502	2,247
Interest income	(3,275)	(2,781)	(2,019)

Total costs and expenses	2,746,837	2,604,740	3,018,532

Income before income taxes	222,403	194,660	188,865
Provision for income taxes	83,744	65,037	37,838

Net income	138,659	129,623	151,027
Net income per common share—basic:	$4.10	$4.25	$5.51
Net income per common share—diluted:	$4.03	$4.17	$5.42
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities(2)	(105)	(159)	115

Comprehensive income	$138,554	$129,464	$151,142

(1)
Includes stock compensation expense of $15,102, $17,418 and $17,783 for the years ended December 31, 2010, 2011 and 2012, respectively.

(2)
Net of income tax (benefit) provision of $(68), $(102) and $73 for the years ended December 31, 2010, 2011 and 2012, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

			Common Stock In Treasury
	Common Stock							Accumulated Other Comprehensive Income (Loss)
					Additional Paid in Capital	Retained Earnings	Warrants Outstanding		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	41,044	$410	(6,509)	$(225,820)	$614,483	$555,923	$5,382	$114	$950,492
Stock compensation expense	—	—	—	—	15,102	—	—	—	15,102
Exercise of stock options	2,027	21	—	—	76,845	—	—	—	76,866
Tax benefit (cost) from exercise of stock options and vesting of stock awards	—	—	—	—	(1,384)	—	—	—	(1,384)
Exercise of stock warrants	526	6	—	—	20,966	—	(4,962)	—	16,010
Issuance of equity	90	—	—	—	(690)	—	—	—	(690)
Repurchase of stock	—	—	(3,396)	(155,935)	—	—	—	—	(155,935)
Net income	—	—	—	—	—	138,659	—	—	138,659
Other comprehensive loss—other	—	—	—	—	—	—	—	(105)	(105)

Balance at December 31, 2010	43,687	437	(9,905)	(381,755)	725,322	694,582	420	9	1,039,015
Stock compensation expense	—	—	—	—	17,256	—	—	—	17,256
Exercise of stock options	1,065	11	—	—	40,830	—	—	—	40,841
Tax benefit (cost) from exercise of stock options and vesting of stock awards	—	—	—	—	(1,213)	—	—	—	(1,213)
Exercise of stock warrants	31	—	—	—	1,251	—	(296)	—	955
Issuance of equity	502	5	—	—	17,975	—	—	—	17,980
Repurchase of stock	—	—	(8,207)	(401,514)	—	—	—	—	(401,514)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	2,490	—	—	—	2,490
Forfeiture of stock warrants	—	—	—	—	124	—	(124)	—	—
Net income	—	—	—	—	—	129,623	—	—	129,623
Other comprehensive loss—other	—	—	—	—	—	—	—	(159)	(159)

Balance at December 31, 2011	45,285	453	(18,112)	(783,269)	804,035	824,205	—	(150)	845,274
Stock compensation expense	—	—	—	—	17,945	—	—	—	17,945
Exercise of stock options	531	5	—	—	20,717	—	—	—	20,722
Tax benefit (cost) from exercise of stock options and vesting of stock awards	—	—	—	—	112	—	—	—	112
Issuance of equity	112	1	—	—	(733)	—	—	—	(732)
Repurchase of stock	—	—	(463)	(23,292)	—	—	—	—	(23,292)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	6,162	—	—	—	6,162
Net income	—	—	—	—	—	151,027	—	—	151,027
Other comprehensive income—other	—	—	—	—	—	—	—	115	115

Balance at December 31, 2012	45,928	$459	(18,575)	$(806,561)	$848,238	$975,232	$—	$(35)	$1,017,333

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2010	2011	2012
Cash flows from operating activities:
Net income	$138,659	$129,623	$151,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,682	58,623	60,488
Non-cash interest expense	569	1,033	728
Non-cash stock compensation expense	15,102	17,418	17,783
Non-cash income tax expense	42,251	8,285	17,306
Non-cash amortization on investments	10,155	12,309	7,193
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	42,925	(69,060)	(40,760)
Accounts receivable, net	3,262	(15,609)	(16,411)
Pharmaceutical inventory	(2,347)	(11,657)	(6,160)
Other assets	(14,847)	3,804	414
Accounts payable and accrued liabilities	14,447	(7,251)	(8,321)
Medical claims payable and other medical liabilities	3,638	(7,905)	31,292
Tax contingencies	—	(9,453)	(35,376)
Other	445	1,843	2,090

Net cash provided by operating activities	308,941	112,003	181,293

Cash flows from investing activities:
Capital expenditures	(46,162)	(54,394)	(69,549)
Acquisitions and investments in businesses, net of cash acquired	—	(376)	—
Purchase of investments	(291,289)	(259,552)	(321,541)
Maturity of investments	226,957	330,583	281,748
Investment in equity method joint ventures	—	—	(1,225)

Net cash (used in) provided by investing activities	(110,494)	16,261	(110,567)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,120)	(559)	—
Payments to acquire treasury stock	(149,805)	(407,645)	(21,868)
Proceeds from issuance of equity	—	20,000	—
Proceeds from exercise of stock options and warrants	92,876	41,796	20,486
Tax benefit from exercise of stock options and vesting of stock awards	1,121	2,038	990
Other	(847)	(1,211)	(732)

Net cash used in financing activities	(57,775)	(345,581)	(1,124)

Net increase (decrease) in cash and cash equivalents	140,672	(217,317)	69,602
Cash and cash equivalents at beginning of period	196,507	337,179	119,862

Cash and cash equivalents at end of period	$337,179	$119,862	$189,464

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

December 31, 2012

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

Drug Benefits Management

        Two of the Company's segments are in the drug benefits management business. This line of business generally reflects the Company's clinical management of drugs paid under medical and pharmacy benefit programs. The Company's services include the coordination and management of the specialty drug spending for health plans, employers, and governmental agencies, and the management of pharmacy programs for Medicaid programs, health plans, and employers. The two segments in this line of business are:

        Specialty Pharmaceutical Management.    The Specialty Pharmaceutical Management segment ("Specialty Pharmaceutical Management") comprises programs that manage specialty drugs used in the treatment of complex conditions such as cancer, multiple sclerosis, hemophilia, infertility, rheumatoid arthritis, chronic forms of hepatitis and other diseases. Specialty pharmaceutical drugs represent high-cost injectible, infused, or oral drugs with sensitive handling or storage needs, many of which may be physician administered. Patients receiving these drugs require greater amounts of clinical support than those taking more traditional agents. Payors require clinical, financial and technological support to maximize the value delivered to their members using these expensive agents. The Company's specialty pharmaceutical management services are provided under contracts with health plans, insurance companies, employers, and governmental agencies for some or all of their commercial, Medicare and Medicaid members. The Company's specialty pharmaceutical services include: (i) contracting and formulary optimization programs; (ii) specialty pharmaceutical dispensing operations; and (iii) medical pharmacy management programs. The Company's Specialty Pharmaceutical Management segment had contracts with 41 health plans and employers, and several pharmaceutical manufacturers and state Medicaid programs as of December 31, 2012.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

1. General (Continued)

        Medicaid Administration.    The Medicaid Administration segment ("Medicaid Administration") generally reflects integrated clinical management services provided to manage pharmacy, mental health, and long-term care for state benefit programs, and pharmacy benefit management programs for health plans and employers. The primary focus of the Company's Medicaid Administration unit involves providing pharmacy benefits administration ("PBA") and pharmacy benefits management ("PBM") services under contracts with health plans and employers, as well as public sector clients sponsoring Medicaid and other state benefit programs. The Company's pharmacy services include network management, formulary and rebate management, point-of-sale claims processing systems and administration, clinical prior authorization, and drug utilization review. Magellan's pharmacy strategy combines its Specialty Pharmacy Management and PBM capabilities to provide integrated management of complex drug therapies billed under both the medical and pharmacy benefit. Its mental health and long term care management services include review of service utilization and compliance with state and federal regulations and reimbursement guidelines. Medicaid Administration's contracts encompass both Fee-For-Service ("FFS") and risk-based arrangements.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", ("ASU 2011-04"). ASU 2011-04 amends ASC Topic 820, "Fair Value Measurements and Disclosures", to provide guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. While the adoption of this guidance impacts the Company's disclosures for annual and interim filings for the year ended December 31, 2012, it did not impact the Company's consolidated results of operations, financial position, or cash flows.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

        In July 2011, the FASB issued ASU No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The adoption of ASU 2011-06 is not expected to significantly impact the Company's consolidated results of operations, financial position, or cash flows.

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment" ("ASU 2011-08"), which provides authoritative guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for the Company beginning on January 1, 2012, however the Company did not elect to use the qualitative screen for any reporting units in 2012. The guidance did not impact the Company's consolidated results of operations, financial position, or cash flows.

        In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"), which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to our expectations for the adoption of ASU 2011-05, while the adoption of this guidance impacts the Company's disclosures for annual and interim filings for the year ended December 31, 2012, it did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

        In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements" ("ASC 2012-04"). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this guidance that will not have transition guidance are effective upon issuance. The amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012. The guidance did not impact the Company's consolidated results of operations, financial position, or cash flows.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

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

Managed Care Revenue

        Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.4 billion, $2.2 billion and $2.5 billion for the years ended December 31, 2010, 2011 and 2012, respectively.

Fee-For-Service and Cost-Plus Contracts

        The Company has certain FFS contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $192.9 million, $174.5 million and $151.4 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Block Grant Revenues

        Public Sector has a contract that is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $109.1 million, $114.4 million and $124.8 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $234.8 million, $247.4 million and $350.3 million for the years ended December 31, 2010, 2011 and 2012, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

Performance-Based Revenue

        The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts, among other factors. Performance-based revenues were $13.1 million, $26.5 million and $25.4 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Rebate Revenue

        The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues were $25.5 million, $32.8 million and $40.2 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 683,000 members in Maricopa County, Arizona, (the "Maricopa Contract").

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2010, 2011 and 2012. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness ("SMI"), and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $807.1 million, $779.5 million and $758.3 million for the years ended December 31, 2010, 2011 and 2012, respectively.

        On October 4, 2012, the Arizona Department of Health Services ("ADHS") released a Request for Proposal ("RFP") for the ADHS Regional Behavioral Health Authority—GSA 6 (Maricopa County). The start date for any contract awarded pursuant to the RFP is expected to be October 1, 2013. This is a single RFP with two components: (i) the RFP maintains the current behavioral health carve-out for

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

the lives the Company currently serves under the Maricopa Contract; (ii) the RFP also introduces a fully integrated program of physical, behavioral, and pharmacy care for approximately 14,000 individuals with SMI, both Medicaid and dual eligible. Under the current Maricopa Contract, these 14,000 individuals are receiving behavioral health and behavioral health pharmacy benefits. Magellan Complete Care of Arizona, Inc. ("MCCAZ"), a joint venture owned 80 percent by the Company and 20 percent by VHS Phoenix Health Plan, LLC (a subsidiary of Vanguard Health Systems, Inc.), has responded to the RFP. There can be no assurance that MCCAZ will be awarded a contract pursuant to the RFP; or that the terms of any contract awarded pursuant to the RFP will be similar to the current Maricopa Contract.

        One of the Company's top ten customers during 2010 was WellPoint, Inc. The Company recorded net revenue from contracts with WellPoint, Inc. of $175.7 million for the year ended December 31, 2010. The Company's contracts with WellPoint, Inc. terminated on December 31, 2010.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2010, 2011 and 2012 (in thousands):

Segment	Term Date	2010		2011		2012
Commercial
Customer A	December 31, 2013(2)	$243,399		$171,109		$192,415
Customer B	June 30, 2014	71,338		67,049		67,959	*
Customer C	December 31, 2012 to December 14, 2013(1)(3)	65,175	*	111,607		118,351
Customer D	December 31, 2019	—		—		134,885
Public Sector
Customer E	June 30, 2013(4)	153,650		191,063		240,224
Radiology Benefits Management
Customer F	December 31, 2015	121,401		134,257		117,739
Customer G	June 30, 2011 to November 30, 2011(1)(5)	66,970		38,297		—
Customer H	June 30, 2014	51,877		55,197		60,094
Customer I	July 31, 2015	10,448	*	36,293		57,455
Customer J	January 31, 2014	935	*	32,342	*	38,366
WellPoint, Inc.	December 31, 2010(5)	159,644		—		—
Specialty Pharmaceutical Management
Customer K	November 30, 2013 to December 31, 2013(1)	86,850		90,563		129,209
Customer L	April 29, 2013 to September 1, 2013(1)	57,198		56,115		60,350
Customer B	September 27, 2013 to December 31, 2013(1)	11,523	*	22,899	*	73,785
Customer F	September 30, 2013 to December 31, 2014(1)	32,877		25,006	*	19,787	*
Medicaid Administration
Customer M	December 4, 2011(5)	31,145		28,060		—
Customer N	September 30, 2013(6)	26,108		82,770		69,090
Customer O	March 31, 2015 to June 30, 2017(1)	24,432		23,683		25,103
Customer P	June 30, 2013 to June 30, 2016(1)	16,249	*	22,084		19,518
Customer Q	June 30, 2013 to September 30, 2013(1)	22,000		18,924	*	13,828	*

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

(1)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(2)
The customer has informed the Company that, after a competitive evaluation process, it has decided not to renew its contract after the contract expires on December 31, 2013.

(3)
Revenues for the year ended December 31, 2012 of $50.0 million relate to a contract that terminated as of December 31, 2012.

(4)
Contract has options for the customer to extend the term for two additional one-year periods.

(5)
The contract has terminated.

(6)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $334.8 million, $351.6 million and $354.1 million for the years ended December 31, 2010, 2011 and 2012, respectively. Net revenues from the Florida Areas in the aggregate totaled $140.5 million, $131.8 million and $133.9 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

        The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves determining both permanent and temporary differences resulting from differing treatment for tax and book purposes. Deferred tax assets and/or liabilities are determined by multiplying the temporary differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The Company establishes valuation allowances against deferred tax assets if it is more likely than not that the deferred tax asset will not be realized. The need for a valuation allowance is determined based on the evaluation of various factors, including expectations of future earnings and management's judgment. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

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

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

Although the effective tax rate approach is generally used for interim periods, taxes on significant, unusual and infrequent items are recognized at the statutory tax rate entirely in the period the amounts are realized.

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At December 31, 2012, the Company's excess capital and undistributed earnings for the Company's regulated subsidiaries of $47.3 million are included in cash and cash equivalents.

Restricted Assets

        The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries. Significant restricted assets of the Company as of December 31, 2011 and 2012 were as follows (in thousands):

	2011	2012
Restricted cash	$185,794	$226,554
Restricted short-term investments	129,599	88,332
Restricted deposits (included in other current assets)	20,453	20,846
Restricted long-term investments	7,956	32,563

Total	$343,802	$368,295

Investments

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value. Securities which have been classified as Level 1 are measured using quoted market prices while those which have been classified as Level 2 are measured using quoted prices for identical assets and liabilities in markets that are not active. The Company's policy is to classify all investments with contractual maturities within one year as current. Investment income is recognized when earned and reported net of investment expenses. Net unrealized holding gains or losses are excluded from earnings and are reported, net of tax, as "accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheets and consolidated statements of comprehensive income until realized, unless the losses are deemed to be other-than-temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the consolidated statements of comprehensive income.

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

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

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

        As of December 31, 2011 and 2012, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2010, 2011 or 2012. The following is a summary of short-term and long-term investments at December 31, 2011 and 2012 (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$697	$—	$—	$697
Obligations of government-sponsored enterprises(1)	8,293	3	(3)	8,293
Corporate debt securities	192,059	31	(277)	191,813
Certificates of deposit	100	—	—	100

Total investments at December 31, 2011	$201,149	$34	$(280)	$200,903

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,065	$—	$—	$1,065
Obligations of government-sponsored enterprises(1)	6,126	4	(2)	6,128
Corporate debt securities	214,603	66	(122)	214,547
Certificates of deposit	150	—	—	150
Taxable municipal bonds	11,805		(5)	11,800

Total investments at December 31, 2012	$233,749	$70	$(129)	$233,690

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

        The maturity dates of the Company's investments as of December 31, 2012 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2013	$201,198	$201,127
2014	32,551	32,563

Total investments at December 31, 2012	$233,749	$233,690

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

        The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC"). At times, balances in certain bank accounts may exceed the FDIC insured limits.

Pharmaceutical Inventory

        Pharmaceutical inventory consists solely of finished goods (primarily prescription drugs) and are stated at the lower of first-in first-out cost or market.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes costs incurred to develop internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for building improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. The net capitalized internal use software as of December 31, 2011 and 2012 was $62.0 million and $71.1 million, respectively. Depreciation expense was $43.9 million, $47.9 million and $50.8 million for the years ended December 31, 2010, 2011 and 2012, respectively. Included in depreciation expense for the years ended December 31, 2010, 2011 and 2012 was $26.6 million, $28.9 million and $28.8 million, respectively, related to capitalized internal use software.

        Property and equipment, net, consisted of the following at December 31, 2011 and 2012 (in thousands):

	2011	2012
Building improvements	$5,037	$7,285
Equipment	150,874	168,400
Capitalized internal-use software	224,190	261,833

	380,101	437,518
Accumulated depreciation	(262,079)	(300,970)

Property and equipment, net	$118,022	$136,548

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

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

        The fair value of the Health Plan (a component of the Commercial segment), Radiology Benefits Management and Specialty Pharmaceutical Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        The fair value of the Medicaid Administration reporting unit was determined using discounted cash flow, guideline company and similar transaction methods. Key assumptions for the discounted cash flow method are consistent with those described above. For the guideline company method, revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples for guideline companies were applied to the reporting unit's actual revenue and EDITDA for the twelve-month period ended September 30, 2012 and to the reporting unit's projected revenue and EBITDA for 2013. For the similar transaction method, revenue and EBITDA multiples based on merger and acquisition transactions for similar companies were applied to the reporting unit's actual revenue and EBITDA for the twelve-month period ended September 30, 2012. The weighting applied to the fair values determined using the discounted cash flow, guideline company and similar transaction methods to determine an overall fair value for the Medicaid Administration reporting unit was 75 percent, 22.5 percent and 2.5 percent, respectively. The weighting of each of the methods described above was based on the relevance of the approach. A change in the weighting would not change the outcome of the first step of the impairment test.

        As a result of the first step of the 2012 annual goodwill impairment analysis, the fair value of each reporting unit with goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 20 percent decline in the fair value of Health Plan, a 56 percent decline in fair value of Radiology Benefits Management, a 35 percent decline in fair value of Specialty Pharmaceutical Management and a 30 percent decline in fair value of Medicaid Administration reporting units would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        While there are numerous assumptions that impact the calculation of the fair value of the reporting units, the most sensitive assumptions relate to the discount rate and estimated future cash flows when determining fair value using the discounted cash flow method. For those reporting units with a projected fair value within 30 percent of the carrying value, the impact of changes in the discount rate and estimated future cash flows was reviewed for sensitivity.

        For Health Plan, a 20 percent decline in fair value, or approximately $40 million, would have caused the carrying value to be in excess of its fair value as of October 1, 2012. A decline in fair value of approximately $40 million would occur upon either: (1) an increase of 338 basis points in the discount rate utilized to determine the present value of the projected net cash flows; or (2) a decline between 20 and 40 percent in estimated future cash flows, with the percentage decrease varying depending upon whether the cash flow decrease were to occur in the near term or long term. For Medicaid Administration, a 30 percent decline in fair value, or approximately $50 million, would have

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

caused the carrying value to be in excess of its fair value as of October 1, 2012. A decline in fair value of approximately $50 million would occur upon either: (1) an increase of 350 basis points in the discount rate utilized to determine the present value of the projected net cash flows; or (2) a decline of between 30 and 40 percent in estimated future cash flows, with the percentage decrease varying depending upon whether the cash flow decrease were to occur in the near term or the long term. Such declines in the future cash flows could be the result of a loss of one or more significant customers without the generation of new business to offset such losses or an inability to meet the respective reporting unit's growth targets, which could include expansion into new product offerings. A decline in the fair values for Health Plan and Medicaid Administration could result in carrying values in excess of fair values, which would require the second step of goodwill testing to be performed. The second step could result in an impairment loss for goodwill.

        Goodwill for each of the Company's reporting units are as follows (in thousands):

	December 31,
	2011	2012
Health Plan	$120,485	$120,485
Radiology Benefits Management	104,549	104,549
Specialty Pharmaceutical Management	142,291	142,291
Medicaid Administration	59,614	59,614

Total	$426,939	$426,939

Intangible Assets

        The following is a summary of intangible assets at December 31, 2011 and 2012, and the estimated useful lives for such assets (in thousands):

	December 31, 2011
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 18 years	$121,490	$(81,388)	$40,102
Provider networks and other	5 to 16 years	8,743	(4,256)	4,487

		$130,233	$(85,644)	$44,589

	December 31, 2012
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 18 years	$121,490	$(90,548)	$30,942
Provider networks and other	5 to 16 years	8,743	(4,750)	3,993

		$130,233	$(95,298)	$34,935

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

        Amortization expense was $10.8 million, $10.7 million and $9.7 million for the years ended December 31, 2010, 2011 and 2012, respectively. The Company estimates amortization expense will be $9.1 million, $9.1 million, $8.0 million, $5.3 million and $1.9 million for the years ending December 31, 2013, 2014, 2015, 2016, and 2017 respectively.

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

        The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract-specific actuarial reserve models and is further analyzed to create "completion factors" that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Factors that affect estimated completion factors include benefit changes, enrollment changes, shifts in product mix, seasonality influences, provider reimbursement changes, changes in claims inventory levels, the speed of claims processing and changes in paid claim levels. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for any month with a completion factor that is less than 70 percent are generally not projected from historical completion and payment patterns; rather they are projected by estimating claims expense based on recent monthly estimated cost incurred per member per month times membership, taking into account seasonality influences, benefit changes and healthcare trend levels, collectively considered to be "trend factors."

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	2010	2011	2012
Claims payable and IBNR, beginning of period	$168,851	$166,095	$157,099
Cost of care:
Current year	1,919,785	1,790,124	2,076,190
Prior years	(11,800)	(5,400)	(4,300)

Total cost of care	1,907,985	1,784,724	2,071,890

Claim payments and transfers to other medical liabilities(1):
Current year	1,777,356	1,657,291	1,877,459
Prior years	133,385	136,429	128,601

Total claim payments and transfers to other medical liabilities	1,910,741	1,793,720	2,006,060

Claims payable and IBNR, end of period	166,095	157,099	222,929
Withhold receivables, end of period(2)	(23,424)	(19,126)	(24,500)

Medical claims payable, end of period	$142,671	$137,973	$198,429

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

        Due to the existence of risk sharing and reinvestment provisions in certain customer contracts, principally in the Public Sector segment, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on cost of care.

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2012; however, actual claims payments may differ from established estimates.

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

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

contract with profit share provisions, if the cost of care is below certain specified levels, the Company will "share" the cost savings with the customer at the percentages set forth in the contract.

Accrued Liabilities

        As of December 31, 2011 and 2012, the only individual current liability that exceeded five percent of total current liabilities related to accrued employee compensation liabilities of $32.7 million and $36.5 million, respectively.

Net Income per Common Share

        Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 6—"Stockholders' Equity").

Stock Compensation

        The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees, and recorded stock compensation expense of $15.1 million, $17.4 million and $17.8 million for the years ended December 31, 2010, 2011 and 2012, respectively. As stock compensation expense recognized in the consolidated statements of comprehensive income for the years ended December 31, 2010, 2011 and 2012 is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of five percent, four percent and four percent, respectively. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period.

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

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

        Level 3—Unobservable inputs that reflect the Company's assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company's data.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2011 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$1,296	$—	$1,296
Restricted Cash(2)	—	47,972	—	47,972
Investments:
U.S. Government and agency securities	697	—	—	697
Obligations of government-sponsored enterprises(3)	—	8,293	—	8,293
Corporate debt securities	—	191,813	—	191,813
Certificates of deposit	—	100	—	100

December 31, 2011	$697	$249,474	$—	$250,171

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(4)	$—	$102,137	$—	$102,137
Restricted Cash(5)	—	82,839	—	82,839
Investments:
U.S. Government and agency securities	1,065	—	—	1,065
Obligations of government-sponsored enterprises(3)	—	6,128	—	6,128
Corporate debt securities	—	214,547	—	214,547
Taxable municipal bonds	—	11,800	—	11,800
Certificates of deposit	—	150	—	150

December 31, 2012	$1,065	$417,601	$—	$418,666

(1)
Excludes $118.6 million of cash held in bank accounts by the Company.

(2)
Excludes $137.8 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $87.3 million of cash held in bank accounts by the Company.

(5)
Excludes $143.7 million of restricted cash held in bank accounts by the Company.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

3. Joint Ventures

        The Company currently owns an 80 percent interest in MCCAZ, which was formed to manage integrated behavioral and physical healthcare for recipients with SMI and behavioral healthcare for other Medicaid beneficiaries in Maricopa County. MCCAZ has responded to a RFP released by the ADHS on October 4, 2012. During the year ended December 31, 2012, the Company invested $1.5 million in MCCAZ, which is included within restricted cash on the accompanying consolidated balance sheets. The Company has consolidated the balance sheet and results of operations of MCCAZ in its consolidated financial statements as of December 31, 2012.

        The Company currently owns a 49 percent interest in Fallon Total Care, LLC ("Fallon Total Care"), which was formed to apply to participate in a demonstration program that will provide integrated healthcare to individuals aged 21 to 64 years who are dually-eligible for Medicare and Medicaid in the State of Massachusetts. The other 51 percent interest in Fallon Total Care is owned by Fallon Community Health Plan. On November 5, 2012, it was announced that Fallon Total Care was selected as a participant in the three-year demonstration program to serve dual-eligible residents in ten counties across Massachusetts. The contract award is subject to completion of readiness review and contract negotiation. During the year ended December 31, 2012, the Company contributed $1.2 million of capital to Fallon Total Care, which is included within other long-term assets on the accompanying consolidated balance sheets. The Company accounts for its investment in Fallon Total Care using the equity method.

4. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service ("IRS") deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 6 percent of their annual compensation. The Company recognized $5.6 million, $5.8 million and $6.3 million of expense for the years ended December 31, 2010, 2011 and 2012, respectively, for matching contributions to the 401(k) Plan.

5. Long-Term Debt and Capital Lease Obligations

        On April 29, 2009, the Company entered into a credit facility with Deutsche Bank AG, Citibank, N.A., and Bank of America, N.A. that provided for an $80.0 million Revolving Loan Commitment for the issuance of letters of credit for the account of the Company with a sublimit of up to $30.0 million for revolving loans (the "2009 Credit Facility"). Under the 2009 Credit Facility, the annual interest rate on Revolving Loan borrowings was equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 2.25 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 3.25 percent plus the Eurodollar rate for the selected interest period.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

5. Long-Term Debt and Capital Lease Obligations (Continued)

        Under the 2010 Credit Facility, the annual interest rate on Revolving Loan borrowings was equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 1.75 percent plus the higher of the prime rate or one-half of one percent in excess of the overnight "federal funds" rate, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 2.75 percent plus the Eurodollar rate for the selected interest period. The Company had the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bore interest at the rate of 2.875 percent. The commitment commission on the 2010 Credit Facility was 0.50 percent of the unused Revolving Loan Commitment.

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

        Under the 2011 Credit Facility, the annual interest rate on Revolving Loan borrowings is equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 0.75 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00 percent, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 1.75 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bear interest at the rate of 1.875 percent. The commitment commission on the 2011 Credit Facility is 0.375 percent of the unused Revolving Loan Commitment.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

5. Long-Term Debt and Capital Lease Obligations (Continued)

        There were $68.1 million and $32.0 million of letters of credit outstanding at December 31, 2011 and 2012, respectively, and no Revolving Loan borrowings or capital lease obligations at December 31, 2011 or December 31, 2012.

6. Stockholders' Equity

Stock Compensation

        At December 31, 2011 and 2012, the Company had equity-based employee incentive plans. Prior to May 18, 2011, the Company utilized the 2008 Management Incentive Plan (the "2008 MIP"), 2006 Management Incentive Plan (the "2006 MIP"), 2003 Management Incentive Plan (the "2003 MIP") and 2006 Directors' Equity Compensation Plan (collectively the "Preexisting Plans") for grants of stock options, restricted stock, restricted stock units, and stock appreciation rights, to provide incentives to officers, employees and non-employee directors.

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

        The 2011 MIP provides for awards of stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights, cash-denominated awards and any combination of the foregoing. A restricted stock unit is a notional account representing the right to receive a share of the Company's Common Stock (or, at the Company's option, cash in lieu thereof) at some future date. In general, stock options vest ratably on each anniversary over the three years subsequent to grant, and have a ten year life. RSAs generally vest on the anniversary of the grant. The RSUs vest ratably on each anniversary over the three years subsequent to grant, assuming that the associated performance hurdle(s) for that vesting year are met. Stock compensation expense is recognized using an accelerated method over the vesting period based upon the continued employment of the RSU holder and the probability of achievement of the performance hurdle(s). RSUs granted in 2010 and 2011 have performance thresholds based on EPS, while RSUs granted in 2012 have performance thresholds based on EPS and return on equity ("ROE").

        The 2011 MIP additionally provides for the ability of employees to purchase common stock at a discount under the employee stock purchase plan ("ESPP"). At December 31, 2012, 3,734,703 shares of the Company's common stock remain available for future grant under the Company's 2011 MIP.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

6. Stockholders' Equity (Continued)

Stock Options

        Summarized information related to the Company's stock options for the years ended December 31, 2010, 2011 and 2012 is as follows:

	2010		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,185,091	$38.19	3,775,586	$39.27
Granted	951,072	42.70	1,217,958	49.30
Forfeited	(332,105)	40.66	(86,986)	42.13
Exercised	(2,028,472)	37.89	(1,065,325)	38.34

Outstanding, end of period	3,775,586	$39.27	3,841,233	$42.65

	2012
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	3,841,233	$42.65
Granted	1,402,800	47.54
Forfeited	(444,939)	46.08
Exercised	(530,854)	39.03

Outstanding, end of period	4,268,240	$44.35	7.17	$20,339

Vested and expected to vest at end of period	4,229,455	$44.31	7.16	$20,288

Exercisable, end of period	2,162,893	$41.26	5.71	$16,884

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2012 of $49.00 and the exercise price) for all in-the-money options as of December 31, 2012. This amount changes based on the fair market value of the Company's common stock.

        The total pre-tax intrinsic value of options exercised (based on the difference between the Company's closing stock price on the day the option was exercised and the exercise price) during the years ended December 31, 2010, 2011 and 2012 was $18.2 million, $13.1 million, and $6.4 million, respectively.

        The weighted average grant date fair value of substantially all stock options granted during the years ended December 31, 2010, 2011 and 2012 was $11.74, $12.72 and $11.65, respectively, as

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

6. Stockholders' Equity (Continued)

estimated using the Black- Scholes-Merton option pricing model based on the following weighted average assumptions:

	2010	2011	2012
Risk-free interest rate	1.74%	1.63%	0.66%
Expected life	4 years	4 years	4 years
Expected volatility	31.70%	29.88%	30.30%
Expected dividend yield	0.00%	0.00%	0.00%

        For the years ended December 31, 2010, 2011 and 2012, expected volatility was based on the historical volatility of the Company's stock price.

        As of December 31, 2012, there was $16.4 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.81 years. The total fair value of options vested during the year ended December 31, 2012 was $11.0 million.

        The benefits of tax deductions from exercises of stock options and vesting of stock awards are reported as a financing cash flow, rather than as an operating cash flow. In the years ended December 31, 2010, 2011 and 2012, approximately $1.1 million, $2.0 million and $1.0 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the year ended December 31, 2012, the change to additional paid-in capital related to tax benefits (deficiencies) was $0.1 million which includes the $1.0 million of excess tax benefits offset by $0.9 million of tax deficiencies and adjustments to prior years' tax benefit from exercise of stock options and vesting of stock awards. For the year ended December 31, 2011, the change to additional paid-in capital related to tax benefits (deficiencies) was $(1.2) million which includes the $2.0 million of excess tax benefits offset by $3.2 million of tax deficiencies and adjustments to prior years' tax benefit from exercise of stock options and vesting of stock awards. For the year ended December 31, 2010, the change to additional paid-in capital related to tax benefits (deficiencies) was $(1.4) million which includes the $1.1 million of excess tax benefits offset by $2.5 million of tax deficiencies.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

6. Stockholders' Equity (Continued)

Restricted Stock Awards

        Summarized information related to the Company's nonvested RSAs for the years ended December 31, 2010, 2011 and 2012 is as follows:

	2010		2011		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	28,910	$30.27	22,309	$39.23	18,748	$52.11
Awarded	22,309	39.23	18,748	52.11	23,672	42.25
Vested	(28,910)	30.27	(22,309)	39.23	(18,748)	52.11
Forfeited	—	—	—	—	—	—

Outstanding, ending of period	22,309	$39.23	18,748	$52.11	23,672	$42.25

        As of December 31, 2012, there was $0.4 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.37 years.

Restricted Stock Units

        Summarized information related to the Company's nonvested RSUs for the years ended December 31, 2010, 2011 and 2012 is as follows:

	2010		2011		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	184,454	$34.99	190,488	$38.43	206,338	$44.63
Awarded	101,812	42.75	115,003	49.14	131,913	47.48
Vested	(84,615)	36.20	(90,853)	37.50	(99,976)	41.81
Forfeited	(11,163)	37.97	(8,300)	42.94	(35,585)	47.43

Outstanding, ending of period	190,488	$38.43	206,338	$44.63	202,690	$47.38

        As of December 31, 2012, there was $3.7 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.90 years.

Common Stock Warrants

        On January 5, 2004, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011 and at an approximate fair value per warrant of $9.44 ("2004 Warrants"). As of December 31, 2010, 44,561 of these 2004 Warrants remained outstanding. In January 2011, 31,362 warrants were exercised and the remaining 13,199 warrants were forfeited. There were no warrants outstanding as of December 31, 2012.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

6. Stockholders' Equity (Continued)

Income per Common Share

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of net income per share for the years ended December 31, 2010, 2011 and 2012 (in thousands, except per share data):

	2010	2011	2012
Numerator:
Net income	$138,659	$129,623	$151,027

Denominator:
Weighted average number of common shares outstanding—basic	33,779	30,478	27,386
Common stock equivalents—stock options	448	480	406
Common stock equivalents—warrants	116	—	—
Common stock equivalents—restricted stock awards	12	9	11
Common stock equivalents—restricted stock units	86	91	77
Common stock equivalents—employee stock purchase plan	—	—	2

Weighted average number of common shares outstanding—diluted	34,441	31,058	27,882

Net income per common share—basic	$4.10	$4.25	$5.51

Net income per common share—diluted	$4.03	$4.17	$5.42

        The weighted average number of common shares outstanding for the years ended December 31, 2010, 2011 and 2012 was calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2010, 2011 and 2012 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, stock purchased under the ESPP and shares of common stock related to certain warrants issued on January 5, 2004.

        For the years ended December 31, 2010, 2011 and 2012, the Company had additional potential dilutive securities outstanding representing 2.0 million, 1.0 million and 2.2 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

December 31, 2012

6. Stockholders' Equity (Continued)

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

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012.

        During the period from January 1, 2013 through February 22, 2013, the Company made additional open market purchases of 366,650 shares of the Company's common stock at an aggregate cost of $18.6 million (excluding broker commissions).

Recent Sales of Unregistered Securities

        On January 28, 2011, the Company and Blue Shield of California ("Blue Shield") entered into a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which on January 31, 2011 Blue Shield purchased 416,840 shares of the Company's Common Stock (the "Shares") for a total purchase price of $20 million. The Shares were issued to Blue Shield, an accredited investor, in a private placement pursuant to Regulation D of the Securities Act. Blue Shield agreed not to transfer such Shares for a two year period, except in the event of any change in control of the Company as defined in the Share Purchase Agreement. The purchase price for the Shares issued was determined taking into account the recent trading price of the Company's Common Stock on NASDAQ and the restrictions on transfer of the Shares agreed to by Blue Shield.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

7. Income Taxes

  Income Tax Expense

        The components of income tax expense (benefit) for the following years ended December 31 were as follows (in thousands):

	2010	2011	2012
Income taxes currently payable:
Federal	$34,235	$51,195	$18,345
State	6,722	5,534	2,187

	40,957	56,729	20,532

Deferred income taxes:
Federal	44,310	8,644	14,922
State	(1,523)	(336)	2,384

	42,787	8,308	17,306

Total provision for income taxes	$83,744	$65,037	$37,838

        Total income tax expense for the years ended December 31 was different from the amount computed using the statutory federal income tax rate of 35 percent for the following reasons (in thousands):

	2010	2011	2012
Income tax expense at federal statutory rate	$77,841	$68,458	$67,107
State income taxes, net of federal income tax benefit	7,491	7,013	6,812
Tax contingencies reversed due to statute closings	(3,002)	(12,521)	(37,093)
Net change in valuation allowances	(2,554)	(1,163)	(288)
Other-net	3,968	3,250	1,300

Total provision for income taxes	$83,744	$65,037	$37,838

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

7. Income Taxes (Continued)

  Deferred Income Taxes

        The significant components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2011	2012
Deferred tax assets:
Accrued compensation	$3,258	$3,891
Operating loss carryforwards	10,969	10,116
Stock compensation	13,431	16,225
Community reinvestment reserves	8,065	6,276
Other non-deductible book accruals	6,988	5,678
Claims reserves	5,438	7,244
Self-insured medical reserves	4,167	2,403
Indirect tax benefits	6,947	5,897
Other assets	5,899	3,691

Total deferred tax assets	65,162	61,421
Valuation allowance	(3,424)	(3,130)

Deferred tax assets after valuation allowance	61,738	58,291

Deferred tax liabilities:
Property and depreciation	(37,712)	(44,728)
Goodwill and intangible assets	(7,358)	(15,782)
Other liabilities	(39)	(169)

Total deferred tax liabilities	(45,109)	(60,679)

Net deferred tax assets (liabilities)	$16,629	$(2,388)

        The Company's valuation allowances against deferred tax assets were $3.4 million and $3.1 million as of December 31, 2011 and 2012, respectively, mostly relating to uncertainties regarding the eventual realization of certain state net operating loss carryforwards ("NOLs"). Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company's deferred tax assets, as reduced by valuation allowances. This determination is based upon its consistent overall earnings history and future earnings expectations. Other than deferred tax benefits attributable to operating loss carryforwards, there are no time constraints within which the Company's deferred tax assets must be realized. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations. Reversals of valuation allowances are recorded as reductions to income tax expense in the period they occur.

        The Company has federal NOLs as of December 31, 2012 of $4.2 million available to reduce future federal taxable income. These NOLs, if not used, will expire in 2017 through 2019 and are subject to examination and adjustment by the IRS. Utilization of these NOLs is also subject to certain

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

7. Income Taxes (Continued)

timing limitations, although the Company does not believe these limitations will restrict its ability to use any federal NOLs before they expire.

Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2010	2011	2012
Balance as of beginning of period	$113,100	$111,594	$99,230
Additions for current year tax positions	3,317	3,240	1,904
Additions for tax positions of prior years	422	948	403
Reductions for tax positions of prior years	(1,916)	(1,492)	(1,618)
Reductions due to lapses of applicable statutes of limitations	(3,329)	(15,011)	(43,297)
Reductions due to settlements with taxing authorities	—	(49)	(21)

Balance as of end of period	$111,594	$99,230	$56,601

        If these unrecognized tax benefits had been realized as of December 31, 2011 and 2012, $80.3 million and $45.1 million, respectively, would have reduced income tax expense.

        The Company continually performs a comprehensive review of its tax positions and accrues amounts for tax contingencies related to uncertain tax positions. Based upon these reviews, the status of ongoing tax audits, and the expiration of applicable statutes of limitations, accruals are adjusted as necessary. The tax benefit from an uncertain tax position is recognized when it is more likely than not that, based on technical merit, the position will be sustained upon examination, including resolution of any related appeals or litigation processes.

        The Company also adjusts these liabilities for unrecognized tax benefits when its judgment changes as a result of the evaluation of new information not previously available. However, the ultimate resolution of a disputed tax position following an examination by a taxing authority could result in a payment that is materially different from that accrued by the Company. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. However, reversals of unrecognized tax benefits related to deductions for stock compensation in excess of the related book expense are recorded as increases in additional paid-in capital. To the extent reversals of unrecognized tax benefits cannot be specifically traced to these excess deductions due to complexities in the tax law, the Company records the tax benefit for such reversals to additional paid-in capital on a pro-rata basis.

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2008 expired during 2012. As a result, $43.3 million of unrecognized tax benefits recorded as of December 31, 2011 were reversed in the current year as a result of statute expirations, of which $35.7 million is reflected as a reduction to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest and $0.8 million of unrecognized state tax benefits were reversed in 2012 and reflected

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

7. Income Taxes (Continued)

as reductions to income tax expense due to the closing of statutes of limitations on tax assessments and changes in tax return elections, respectively.

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2007 closed during 2011. As a result, $15.0 million of unrecognized tax benefits recorded as of December 31, 2010 were reversed in the prior year, of which $10.4 million was reflected as a reduction to income tax expense, $2.5 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.2 million of accrued interest was reversed in 2011 and reflected as a reduction to income tax expense due to these statute closings.

        With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2009. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2009 could expire during 2013. The Company anticipates that up to $28.6 million of unrecognized tax benefits recorded as of December 31, 2012 could be reversed during 2013 as a result of statute expirations, of which $23.2 million would be reflected as a reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. All such reversals would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs, primarily in the 3rd quarter.

        As of December 31, 2011 and 2012, the Company had accrued approximately $2.8 million and $2.7 million, respectively, for the potential payment of interest and penalties (net of indirect benefits). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2010, 2011 and 2012, the Company recorded approximately $0.2 million, $(0.9) million and $(0.1) million in interest and penalties.

8. Supplemental Cash Flow Information

        Supplemental cash flow information for the years ended December 31, 2010, 2011 and 2012 is as follows (in thousands):

	2010	2011	2012
Income taxes paid, net of refunds	$61,861	$50,324	$57,663

Interest paid	$1,685	$1,521	$1,594

Assets acquired through capital leases	$1,680	$—	$—

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

9. Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2012 to June 17, 2013. The general liability policy is written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policy has a one-year term for the period June 17, 2012 to June 17, 2013. The general liability policy is written on an "occurrence" basis and the professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

        The Company maintains separate professional liability insurance policies with unaffiliated insurers for its Maricopa Contract business for the behavioral health direct care facilities, all of which were divested at various times prior to December 31, 2009. The Maricopa Contract professional liability insurance policies effective dates were from September 1, 2008 to September 1, 2009. The Company purchased a five-year extended reporting period for the professional liability policies effective September 1, 2009 for the period September 1, 2009 to September 1, 2014, subject to a $0.5 million per claim un-aggregated self-insured retention. The professional liability policies are written on a "claims-made" basis.

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

December 31, 2012

9. Commitments and Contingencies (Continued)

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

Operating Leases

        The Company leases certain of its operating facilities and equipment. The leases, which expire at various dates through January 2023, generally require the Company to pay all maintenance, property tax and insurance costs.

        At December 31, 2012, aggregate amounts of future minimum payments under operating leases were as follows: 2013—$14.3 million; 2014—$11.7 million; 2015—$10.5 million; 2016—$9.4 million; 2017—$7.2 million; 2018—$6.7 million; 2019 and beyond—$11.4 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

        At December 31, 2012, aggregate amounts of future minimum rentals to be received under operating subleases were as follows: 2013—$0.6 million; 2014—$0.5 million; 2015—$0.3 million; 2016 and beyond—$0.0 million. Operating sublease rentals to be received relate primarily to behavioral health direct care facilities transitioned to third parties pursuant to the Maricopa Contract.

        Rent expense is recognized on a straight-line basis over the terms of the leases. Rent expense was $19.8 million, $19.3 million and $19.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

10. Certain Relationships and Related Party Transactions

        William McBride, a Director of the Company, served as a member of the board of directors of AmeriGroup Corporation ("AmeriGroup"). The Company has a radiology benefits management agreement with a subsidiary of AmeriGroup under which the Company derived revenues of approximately $1.7 million, $1.8 million and $2.2 million in 2010, 2011 and 2012, respectively. In December 2012, Amerigroup was acquired by WellPoint, Inc. ("WellPoint"), with AmeriGroup operating as a wholly owned subsidiary within WellPoint. As a result, William McBride no longer serves as a member of the board of directors of AmeriGroup.

11. Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note 1—"General." The Company evaluates performance of its segments based on income before income taxes, before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, and special charges or benefits ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Effective September 1, 2010, Public Sector has subcontracted with Pharmacy to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

11. Business Segment Information (Continued)

The Company's segments are defined previously. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2010
Managed care and other revenue	$652,221	$1,442,093	$454,105	$35,812	$176,283	$(26,108)	$2,734,406
Dispensing revenue	—	—	—	234,834	—	—	234,834
Cost of care	(365,115)	(1,246,779)	(298,516)	—	(23,683)	26,108	(1,907,985)
Cost of goods sold	—	—	—	(218,630)	—	—	(218,630)
Direct service costs and other	(156,278)	(67,577)	(67,672)	(26,368)	(124,312)	(124,375)	(566,582)
Stock compensation expense(1)	714	714	1,485	424	74	11,691	15,102

Segment profit (loss)	$131,542	$128,451	$89,402	$26,072	$28,362	$(112,684)	$291,145

Identifiable assets by business segment(2)
Restricted cash	$22,501	$82,813	$7,890	$—	$—	$3,530	$116,734
Net accounts receivable	26,564	15,086	2,496	28,309	29,632	4,847	106,934
Investments	8,507	183,632	5,005	—	—	87,360	284,504
Goodwill	120,485	—	104,549	142,291	59,614	—	426,939

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2011
Managed care and other revenue	$561,780	$1,459,659	$344,335	$48,534	$220,453	$(82,770)	$2,551,991
Dispensing revenue	—	—	—	247,409	—	—	247,409
Cost of care	(314,178)	(1,271,532)	(205,240)	—	(76,544)	82,770	(1,784,724)
Cost of goods sold	—	—	—	(232,038)	—	—	(232,038)
Direct service costs and other	(152,760)	(67,227)	(61,681)	(24,344)	(103,254)	(120,368)	(529,634)
Stock compensation expense(1)	839	872	1,563	693	124	13,327	17,418

Segment profit (loss)	$95,681	$121,772	$78,977	$40,254	$40,779	$(107,041)	$270,422

Identifiable assets by business segment(2)
Restricted cash	$18,319	$164,479	$—	$—	$—	$2,996	$185,794
Net accounts receivable	26,822	28,331	1,398	21,370	30,654	13,031	121,606
Investments	5,320	131,261	—	—	—	64,322	200,903
Goodwill	120,485	—	104,549	142,291	59,614	—	426,939

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

11. Business Segment Information (Continued)

	Commercial	Public Sector	Radiology Benefits Management	Specialty Pharmaceutical Management	Medicaid Administration	Corporate and Elimination	Consolidated
Year Ended December 31, 2012
Managed care and other revenue	$728,512	$1,620,875	$349,133	$55,178	$172,491	$(69,090)	$2,857,099
Dispensing revenue	—	—	—	350,298	—	—	350,298
Cost of care	(437,518)	(1,413,320)	(228,383)	—	(61,759)	69,090	(2,071,890)
Cost of goods sold	—	—	—	(328,414)	—	—	(328,414)
Direct service costs and other	(172,035)	(89,129)	(55,418)	(26,709)	(84,884)	(129,337)	(557,512)
Stock compensation expense(1)	532	1,111	1,567	672	335	13,566	17,783

Segment profit (loss)	$119,491	$119,537	$66,899	$51,025	$26,183	$(115,771)	$267,364

Identifiable assets by business segment(2)
Restricted cash	$18,254	$147,766	$—	$—	$—	$60,534	$226,554
Net accounts receivable	39,678	27,415	7,580	44,975	20,780	(2,175)	138,253
Investments	21,273	101,093	—	—	—	111,324	233,690
Goodwill	120,485	—	104,549	142,291	59,614	—	426,939

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

        The following table reconciles Segment Profit to consolidated income before income taxes for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	2010	2011	2012
Segment Profit	$291,145	$270,422	$267,364
Stock compensation expense	(15,102)	(17,418)	(17,783)
Depreciation and amortization	(54,682)	(58,623)	(60,488)
Interest expense	(2,233)	(2,502)	(2,247)
Interest income	3,275	2,781	2,019

Income before income taxes	$222,403	$194,660	$188,865

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

12. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2012 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Fiscal Year Ended December 31, 2011
Net revenue:
Managed care and other	$632,366	$641,742	$625,079	$652,804
Dispensing	60,389	56,596	61,764	68,660

Total net revenue	692,755	698,338	686,843	721,464

Costs and expenses:
Cost of care	433,700	441,446	448,051	461,527
Cost of goods sold	56,519	53,404	57,636	64,479
Direct service costs and other operating expenses(1)	131,567	131,779	130,038	136,250
Depreciation and amortization	13,952	14,267	15,069	15,335
Interest expense	471	494	457	1,080
Interest income	(815)	(858)	(592)	(516)

Total costs and expenses	635,394	640,532	650,659	678,155

Income before income taxes	57,361	57,806	36,184	43,309
Provision for income taxes	23,063	23,575	4,829	13,570

Net income	$34,298	$34,231	$31,355	$29,739

Weighted average number of common shares outstanding—basic	33,051	31,301	29,900	27,724

Weighted average number of common shares outstanding—diluted	33,656	31,903	30,438	28,300

Net income per common share—basic:	$1.04	$1.09	$1.05	$1.07

Net income per common share—diluted:	$1.02	$1.07	$1.03	$1.05

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

12. Selected Quarterly Financial Data (Unaudited) (Continued)

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Fiscal Year Ended December 31, 2012
Net revenue:
Managed care and other	$686,059	$716,998	$711,092	$742,950
Dispensing	87,154	88,475	87,345	87,324

Total net revenue	773,213	805,473	798,437	830,274

Costs and expenses:
Cost of care	505,293	521,830	516,238	528,529
Cost of goods sold	81,038	82,855	81,662	82,859
Direct service costs and other operating expenses(2)	136,589	140,333	135,574	145,016
Depreciation and amortization	14,781	15,152	15,239	15,316
Interest expense	600	576	537	534
Interest income	(412)	(857)	(350)	(400)

Total costs and expenses	737,889	759,889	748,900	771,854

Income before income taxes	35,324	45,584	49,537	58,420
Provision (benefit) for income taxes	14,534	18,611	(16,725)	21,418

Net income	$20,790	$26,973	$66,262	$37,002

Weighted average number of common shares outstanding—basic	27,199	27,317	27,521	27,505

Weighted average number of common shares outstanding—diluted	27,747	27,717	28,042	28,020

Net income per common share—basic:	$0.76	$0.99	$2.41	$1.35

Net income per common share—diluted:	$0.75	$0.97	$2.36	$1.32

(1)
Includes stock compensation expense of $4,778, $4,205, $4,425 and $4,010 for the quarters ended March 31, June 30, September 30, and December 31, 2011, respectively.

(2)
Includes stock compensation expense of $5,102, $4,365, $4,468 and $3,848 for the quarters ended March 31, June 30, September 30, and December 31, 2012, respectively.

MAGELLAN HEALTH SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition	Deduction		Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts	$1,358	$925	(3)	$(130	)(1)	—	$(168	)(2)	$1,985
Year Ended December 31, 2011
Allowance for doubtful accounts	1,985	1,528	(3)	(150	)(1)	—	(27	)(2)	3,336
Year Ended December 31, 2012
Allowance for doubtful accounts	3,336	1,947	(3)	(346	)(1)	—	(325	)(2)	4,612

(1)
Recoveries of accounts receivable previously written off.

(2)
Accounts written off.

(3)
Bad debt expense.

S-1