Form 10-Q
period 2013-03-31
MAGELLAN HEALTH SERVICES INC
filed 2013-04-30
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

         The number of shares of the registrant's Ordinary Common Stock outstanding as of March 31, 2013 was 27,091,948.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2012	March 31, 2013 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$189,464	$188,421
Restricted cash	226,554	221,790
Accounts receivable, less allowance for doubtful accounts of $4,612 and $5,566 at December 31, 2012 and March 31, 2013, respectively	138,253	146,376
Short-term investments (restricted investments of $88,332 and $100,780 at December 31, 2012 and March 31, 2013, respectively)	201,127	224,871
Deferred income taxes	31,698	31,636
Pharmaceutical inventory	45,727	47,731
Other current assets (restricted deposits of $20,846 and $24,968 at December 31, 2012 and March 31, 2013, respectively)	38,595	40,403

Total Current Assets	871,418	901,228
Property and equipment, net	136,548	162,611
Restricted long-term investments	32,563	25,131
Other long-term assets	9,730	9,296
Goodwill	426,939	426,939
Other intangible assets, net	34,935	32,622

Total Assets	$1,512,133	$1,557,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,081	$17,589
Accrued liabilities	100,778	87,252
Medical claims payable	198,429	210,873
Other medical liabilities	76,914	80,222
Current maturities of long-term capital lease obligations	—	3,242

Total Current Liabilities	393,202	399,178
Long-term capital lease obligations	—	25,180
Deferred income taxes	34,086	32,988
Tax contingencies	60,697	61,657
Deferred credits and other long-term liabilities	6,815	7,038

Total Liabilities	494,800	526,041

Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2012 and March 31, 2013—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2012 and March 31, 2013—Issued and outstanding—45,928 and 27,353 shares at December 31, 2012, respectively, and 46,206 and 27,092 shares at March 31, 2013, respectively	459	462
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	848,238	861,804
Retained earnings	975,232	1,003,290
Accumulated other comprehensive loss	(35)	(112)
Ordinary common stock in treasury, at cost, 18,575 and 19,114 shares at December 31, 2012 and March 31, 2013, respectively	(806,561)	(833,658)

Total Stockholders' Equity	1,017,333	1,031,786

Total Liabilities and Stockholders' Equity	$1,512,133	$1,557,827

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands, except per share amounts)

	2012	2013
Net revenue:
Managed care and other	$686,059	$727,640
Dispensing	87,154	94,121

Total net revenue	773,213	821,761

Cost and expenses:
Cost of care	505,293	529,931
Cost of goods sold	81,038	88,608
Direct service costs and other operating expenses(1)	136,589	139,627
Depreciation and amortization	14,781	16,170
Interest expense	600	610
Interest income	(412)	(353)

	737,889	774,593

Income before income taxes	35,324	47,168
Provision for income taxes	14,534	19,110

Net income	20,790	28,058
Net income per common share—basic (See Note B)	$0.76	$1.03
Net income per common share—diluted (See Note B)	$0.75	$1.01
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities(2)	173	(77)

Comprehensive income	$20,963	$27,981

(1)
Includes stock compensation expense of $5,102 and $5,638 for the three months ended March 31, 2012 and 2013, respectively.

(2)
Net of income tax provision (benefit) of $111 and $(52) for the three months ended March 31, 2012 and 2013, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2012	2013
Cash flows from operating activities:
Net income	$20,790	$28,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,781	16,170
Non-cash interest expense	177	184
Non-cash stock compensation expense	5,102	5,638
Non-cash income tax expense	2,696	(630)
Non-cash amortization on investments	1,760	2,508
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	852	4,764
Accounts receivable, net	(12,106)	(8,359)
Pharmaceutical inventory	(3,502)	(2,004)
Other assets	6,068	(2,039)
Accounts payable and accrued liabilities	(26,724)	(15,285)
Medical claims payable and other medical liabilities	19,201	15,752
Tax contingencies	690	601
Other	(216)	521

Net cash provided by operating activities	29,569	45,879

Cash flows from investing activities:
Capital expenditures	(14,505)	(11,382)
Purchase of investments	(61,977)	(66,596)
Maturity of investments	97,168	47,647

Net cash provided by (used in) investing activities	20,686	(30,331)

Cash flows from financing activities:
Payments to acquire treasury stock	—	(24,830)
Proceeds from exercise of stock options and warrants	2,197	9,675
Payments on capital lease obligations	—	(414)
Other	(743)	(1,022)

Net cash provided by (used in) financing activities	1,454	(16,591)

Net increase (decrease) in cash and cash equivalents	51,709	(1,043)
Cash and cash equivalents at beginning of period	119,862	189,464

Cash and cash equivalents at end of period	$171,571	$188,421

Supplemental cash flow data:
Non-cash investing activites:
Property and equipment acquired under capital leases	$—	$28,836

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on this Form 10-Q and no events have occurred that require disclosure.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2012 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2013.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

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

        Public Sector.    The Managed Behavioral Healthcare Public Sector segment ("Public Sector") generally reflects the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts also include management services for the integrated physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements.

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

Pharmacy Solutions

        The Pharmacy Solutions segment ("Pharmacy Solutions") comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

The Company's Pharmacy Solutions services include (i) pharmacy benefit management ("PBM") programs; (ii) specialty contracting and formulary optimization programs; (iii) specialty pharmaceutical dispensing operations; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service or benefit reimbursement. The Company's pharmacy solutions are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements.

        Beginning in the first quarter of 2013, the Company underwent organizational changes. As a result of these changes, the Company concluded that changes to its reportable segments were warranted. This segment contains the operating segments previously defined as the Specialty Pharmaceutical Management segment and the Medicaid Administration segment. Prior period balances have been reclassified to reflect this change.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-04, "Technical Corrections and Improvements" ("ASC 2012-04"). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this guidance that will not have transition guidance are effective upon issuance. The amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012 and were adopted by the Company during the quarter ended March 31, 2013. The guidance did not impact the Company's consolidated results of operations, financial position, or cash flows.

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under generally accepted accounting principles ("GAAP") to be reclassified in its entirety to net income. Entities are required to provide information about significant reclassifications by component, and to present those reclassifications either on the face of the statement where net income is presented or in the notes. For other amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference other disclosures that provide additional details about those amounts. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012 and were

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

adopted by the Company during the quarter ended March 31, 2013. The guidance did not impact the Company's consolidated results of operations, financial position, or cash flows.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $601.8 million and $629.7 million for the three months ended March 31, 2012 and 2013, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $36.0 million and $49.3 million for the three months ended March 31, 2012 and 2013, respectively.

        Block Grant Revenues.    Public Sector has a contract that is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $28.9 million and $33.2 million for the three months ended March 31, 2012 and 2013, respectively.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

rights and obligations of each party upon termination of the contracts. Performance-based revenues were $8.0 million and $1.9 million for the three months ended March 31, 2012 and 2013, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues were $9.7 million and $8.7 million for the three months ended March 31, 2012 and 2013, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $87.2 million and $94.1 million for the three months ended March 31, 2012 and 2013, respectively.

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona, (the "Maricopa Contract").

        Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness ("SMI"), and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $193.1 million and $182.3 million for the three months ended March 31, 2012 and 2013, respectively.

        The contract is for the management of the publicly funded behavioral health system that delivers mental health, substance abuse and crisis services for adults, youth, and children, and includes an integrated behavioral and physical health care system for individuals with a SMI. On March 25, 2013, the Company was notified that Magellan Complete Care of Arizona, a joint venture owned 80% by the Company and 20% by Vanguard/Phoenix Health Plan, was not selected as the Regional Behavioral Health Authority (RBHA) in GSA6 (Maricopa County). On April 3, 2013, the Company announced

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

that it filed a formal protest regarding the State's decision to award the Regional Behavioral Health Authority (RBHA) in GSA6 (Maricopa County) to another vendor. On April 17, 2013, the Arizona Department of Health Services denied the Company's protest. The Company intends to file an appeal of the denial of its protest to the Arizona Department of Administration, the agency responsible for considering appeals of procurement protest denials.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2012 and 2013 (in thousands):

Segment	Term Date	2012	2013
Commercial
Customer A	December 31, 2013(1)	$49,743	$51,641
Customer B	December 31, 2019	33,727	35,811
Customer C	December 31, 2012 to December 14, 2013(2)(3)	29,326	16,782	*
Public Sector
Customer D	June 30, 2013(4)	55,236	64,312
Radiology Benefits Management
Customer E	December 31, 2015	26,556	31,361
Customer F	June 30, 2014	14,378	15,235
Customer G	July 31, 2015	12,253	16,083
Customer H	January 31, 2014	9,104	9,759
Pharmacy Solutions
Customer I	November 30, 2013 to December 31, 2013(2)	31,044	33,311
Customer J	September 1, 2013 to April 29, 2014(2)	15,626	15,297
Customer K	September 27, 2013 to December 31, 2013(2)	14,647	21,641
Customer L	September 30, 2013(5)	21,108	15,245

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has informed the Company that, after a competitive evaluation process, it has decided not to renew its contract after the contract expires on December 31, 2013.

(2)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(3)
Revenues for the three months ended March 31, 2012 of $13.2 million relate to a contract that terminated as of December 31, 2012.

(4)
Contract has options for the customer to extend the term for two additional one-year periods.

(5)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $92.3 million and $86.7 million for the three months ended March 31, 2012 and 2013, respectively. Net revenues from the Florida Areas in the aggregate totaled $34.1 million and $33.3 million for the three months ended March 31, 2012 and 2013, respectively.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2012 and March 31, 2013 (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(1)	$—	$102,137	$—	$102,137
Restricted cash(2)	—	82,839	—	82,839
Investments:
U.S. government and agency securities	1,065	—	—	1,065
Obligations of government-sponsored enterprises(3)	—	6,128	—	6,128
Corporate debt securities	—	214,547	—	214,547
Taxable municipal bonds	—	11,800	—	11,800
Certificates of deposit	—	150	—	150

December 31, 2012	$1,065	$417,601	$—	$418,666

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(4)	$—	$72,282	$—	$72,282
Restricted cash(5)	—	117,120	—	117,120
Investments:
U.S. government and agency securities	1,065	—	—	1,065
Obligations of government-sponsored enterprises(3)	—	8,449	—	8,449
Corporate debt securities	—	236,472	—	236,472
Taxable municipal bonds	—	3,866	—	3,866
Certificates of deposit	—	150	—	150

March 31, 2013	$1,065	$438,339	$—	$439,404

(1)
Excludes $87.3 million of cash held in bank accounts by the Company.

(2)
Excludes $143.7 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $116.1 million of cash held in bank accounts by the Company.

(5)
Excludes $104.7 million of restricted cash held in bank accounts by the Company.

        For the three months ended March 31, 2013, the Company has not transferred any assets between fair value measurement levels.

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

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

        As of December 31, 2012 and March 31, 2013, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the three months ended March 31, 2012 or 2013. The following is a summary of short-term and long-term investments at December 31, 2012 and March 31, 2013 (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$1,065	$—	$—	$1,065
Obligations of government-sponsored enterprises(1)	6,126	4	(2)	6,128
Corporate debt securities	214,603	66	(122)	214,547
Taxable municipal bonds	11,805	—	(5)	11,800
Certificates of deposit	150	—	—	150

Total investments at December 31, 2012	$233,749	$70	$(129)	$233,690

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$1,065	$—	$—	$1,065
Obligations of government-sponsored enterprises(1)	8,449	4	(4)	8,449
Corporate debt securities	236,655	49	(232)	236,472
Taxable municipal bonds	3,871	—	(5)	3,866
Certificates of deposit	150	—	—	150

Total investments at March 31, 2013	$250,190	$53	$(241)	$250,002

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

        The maturity dates of the Company's investments as of March 31, 2013 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2013	$202,180	$202,047
2014	44,253	44,205
2015	3,757	3,750

Total investments at March 31, 2013	$250,190	$250,002

Income Taxes

        The Company's effective income tax rates were 41.1 percent and 40.5 percent for the three months ended March 31, 2012 and 2013, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the three months ended March 31, 2013 is lower than the effective rate for the three months ended March 31, 2012 mainly due to differences in the Company's effective state tax rate.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2009.

Stock Compensation

        At December 31, 2012 and March 31, 2013, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company recorded stock compensation expense of $5.1 million and $5.6 million for the three months ended March 31, 2012 and 2013, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2013 has been reduced for estimated forfeitures, estimated at four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2013 was $12.06 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 27.86 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the three months ended March 31, 2012 and 2013, $0.4 million and $0.3 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the three

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

months ended March 31, 2012 the net change to additional paid in capital related to tax benefits (deficiencies) was $0.3 million which includes the $0.4 million of excess tax benefits offset by $(0.1) million of tax deficiencies. For the three months ended March 31, 2013, the net change to additional paid in capital related to tax benefits (deficiencies) was $(0.2) million which includes $(0.5) million of excess tax deficiencies offset by the $0.3 million of excess tax benefits.

        Summarized information related to the Company's stock options for the three months ended March 31, 2013 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,268,240	$44.35
Granted	951,133	52.55
Forfeited	(21,122)	47.13
Exercised	(205,755)	45.88

Outstanding, end of period	4,992,496	$45.83

Vested and expected to vest at end of period	4,923,356	$45.77

Exercisable, end of period	2,813,512	$42.61

        With the exception of options granted to the Company's CEO, all of the Company's options granted during the three months ended March 31, 2013 vest ratably on each anniversary date over the three years subsequent to grant. During the three months ended March 31, 2013, the Company granted options to the Company's CEO which vest over four year annual installments, with 16.7 percent, 33.3 percent, 33.3 percent, and 16.7 percent vesting in 2014, 2015, 2016, and 2017, respectively. All options granted during the three months ended March 31, 2013 have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	23,672	$42.25
Awarded	—	—
Vested	—	—
Forfeited	—	—

Outstanding, ending of period	23,672	$42.25

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Grant Date Fair Value
Outstanding, beginning of period	202,690	$47.38
Awarded	98,580	52.62
Vested	(93,804)	46.70
Forfeited	(1,310)	47.95

Outstanding, ending of period	206,156	$50.19

        Grants of restricted stock awards vest on the anniversary of the grant. With the exception of restricted stock units awarded to the CEO during the three months ended March 31, 2013, restricted stock units vest ratably on each anniversary over the three years subsequent to grant, assuming that the associated performance hurdle(s) for that vesting year are met. During the three months ended March 31, 2013, the Company granted restricted stock units to the Company's CEO which vest over four year annual installments, with 16.7 percent, 33.3 percent, 33.3 percent, and 16.7 percent vesting in 2014, 2015, 2016, and 2017, respectively, assuming the associated performance hurdle(s) for that vesting year are met.

Long Term Debt and Capital Lease Obligations

        On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). Citibank, N.A., has assigned a portion of its interest in the 2011 Credit Facility to The Bank of Tokyo. The 2011 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility will mature on December 9, 2014.

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

        There were no capital lease obligations at December 31, 2012 and $28.4 million of capital lease obligations at March 31, 2013. At March 31, 2013, aggregate amounts of future minimum payments

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE A—General (Continued)

under capital leases were as follows: 2013—$0.8 million; 2014—$0.4 million; 2015—$1.3 million; 2016—$2.2 million; 2017—$2.4 million; 2018 and beyond—$21.3 million. The Company had $32.0 million and $32.4 million of letters of credit outstanding at December 31, 2012 and March 31, 2013, respectively, and no Revolving Loan borrowings at December 31, 2012 or March 31, 2013.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2013
Numerator:
Net income	$20,790	$28,058

Denominator:
Weighted average number of common shares outstanding—basic	27,199	27,110
Common stock equivalents—stock options	432	467
Common stock equivalents—restricted stock	13	17
Common stock equivalents—restricted stock units	102	52
Common stock equivalents—employee stock purchase plan	1	2

Weighted average number of common shares outstanding—diluted	27,747	27,648

Net income per common share—basic	$0.76	$1.03

Net income per common share—diluted	$0.75	$1.01

        The weighted average number of common shares outstanding for the three months ended March 31, 2012 and 2013 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2012 and 2013 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 1.6 million and 1.7 million options for the three months ended March 31, 2012 and 2013, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE B—Net Income per Common Share (Continued)

per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on income before income taxes, before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, and special charges or benefits ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Effective September 1, 2010, Public Sector has subcontracted with Pharmacy Solutions to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated. The Company's segments are defined above. The Pharmacy Solutions segment contains the operating segments previously defined as the Specialty Pharmaceutical Management segment and the Medicaid Administration segment. Prior period balances have been reclassified to reflect this change.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2012
Managed care and other revenue	$180,524	$388,888	$76,857	$60,898	$(21,108)	$686,059
Dispensing revenue	—	—	—	87,154	—	87,154
Cost of care	(112,172)	(344,312)	(50,410)	(19,507)	21,108	(505,293)
Cost of goods sold	—	—	—	(81,038)	—	(81,038)
Direct service costs and other	(42,362)	(20,597)	(13,486)	(29,019)	(31,125)	(136,589)
Stock compensation expense(1)	267	287	400	230	3,918	5,102

Segment profit (loss)	$26,257	$24,266	$13,361	$18,718	$(27,207)	$55,395

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2013
Managed care and other revenue	$187,837	$406,620	$90,278	$58,150	$(15,245)	$727,640
Dispensing revenue	—	—	—	94,121	—	94,121
Cost of care	(113,271)	(355,379)	(58,067)	(18,459)	15,245	(529,931)
Cost of goods sold	—	—	—	(88,608)	—	(88,608)
Direct service costs and other	(41,392)	(25,643)	(13,371)	(29,561)	(29,660)	(139,627)
Stock compensation expense(1)	133	307	434	320	4,444	5,638

Segment profit (loss)	$33,307	$25,905	$19,274	$15,963	$(25,216)	$69,233

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2012	2013
Segment profit	$55,395	$69,233
Stock compensation expense	(5,102)	(5,638)
Depreciation and amortization	(14,781)	(16,170)
Interest expense	(600)	(610)
Interest income	412	353

Income before income taxes	$35,324	$47,168

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

March 31, 2013

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

        Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 539,790 shares of the Company's common stock at an average price of $50.17 per share for an aggregate cost of $27.1 million (excluding broker commissions) during the three months ended March 31, 2013. As of March 31, 2013, the total dollar value remaining under the current authorization was $117.1 million.

        During the period from April 1, 2013 through April 25, 2013, the Company made additional open market purchases of 239,712 shares of the Company's common stock at an aggregate cost of $11.9 million (excluding broker commissions).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan and its majority-owned subsidiaries and all VIEs for which Magellan is the primary beneficiary should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 28, 2013.

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

  •
  the Company's ability to accurately underwrite and control healthcare costs associated with its expansion into clinically integrated management of special populations eligible for Medicaid and Medicare, including individuals with SMI and other unique high-cost populations;

  •
  the Company's ability to maintain or secure cost-effective healthcare provider contracts;

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

  •
  the Mental Health and Substance Abuse Benefit Parity Law and Regulations;

  •
  government regulation;

  •
  the unauthorized disclosure of sensitive or confidential member or other information;

  •
  the possible impact of additional regulatory scrutiny and liability associated with the Company's Pharmacy Solutions segment;

  •
  the inability to realize the value of goodwill and intangible assets;

  •
  pending or future actions or claims for professional liability;

  •
  claims brought against the Company that either exceed the scope of the Company's liability coverage or result in denial of coverage;

  •
  class action suits and other legal proceedings;

  •
  negative publicity;

  •
  the impact of governmental investigations;

  •
  the impact of varying economic and market conditions on the Company's investment portfolio; and

  •
  the state of the national economy and adverse changes in economic conditions.

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2012. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

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

Managed Behavioral Healthcare

        Two of the Company's segments are in the managed behavioral healthcare business. This line of business generally reflects the Company's coordination and management of the delivery of behavioral healthcare treatment services that are provided through its contracted network of third-party treatment providers, which includes psychiatrists, psychologists, other behavioral health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    Commercial generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of March 31, 2013, Commercial's covered lives were 4.9 million, 13.6 million and 12.4 million for risk-based, ASO and EAP products, respectively. For the three months ended March 31, 2013, Commercial's revenue was $125.6 million, $27.5 million and $34.7 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    Public Sector generally reflects the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts also include management services for the integrated physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of March 31, 2013, Public Sector's covered lives were 1.9 million and 1.1 million for risk-based and ASO products, respectively. For the three months ended March 31, 2013, Public Sector's revenue was $398.6 million and $8.0 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        Radiology Benefits Management generally reflects the management of the delivery of diagnostic imaging and other therapeutic services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of March 31, 2013, covered lives for Radiology Benefits Management were 4.9 million and 12.2 million for risk-based and ASO products, respectively. For the three months ended March 31, 2013, revenue for Radiology Benefits Management was $80.1 million and $10.2 million for risk-based and ASO products, respectively.

Pharmacy Solutions

        Pharmacy Solutions comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. The Company's Pharmacy Solutions services include (i) pharmacy benefit management programs; (ii) specialty contracting and formulary optimization programs; (iii) specialty pharmaceutical dispensing operations; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service or benefit reimbursement. The Company's pharmacy solutions are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and FFS arrangements. The Company's Pharmacy Solutions segment served 41 health plans and employers, 24 states and the District of Columbia, and several pharmaceutical manufacturers as of March 31, 2013.

        Beginning in the first quarter of 2013, the Company underwent organizational changes. As a result of these changes, the Company concluded that changes to its reportable segments were warranted. This segment contains the operating segments previously defined as the Specialty Pharmaceutical Management segment and the Medicaid Administration segment. Prior period balances have been reclassified to reflect this change.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona, (the "Maricopa Contract").

        Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness ("SMI"), and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $193.1 million and $182.3 million for the three months ended March 31, 2012 and 2013, respectively.

        The contract is for the management of the publicly funded behavioral health system that delivers mental health, substance abuse and crisis services for adults, youth, and children, and includes an integrated behavioral and physical health care system for individuals with a SMI. On March 25, 2013, the Company was notified that Magellan Complete Care of Arizona, a joint venture owned 80% by the Company and 20% by Vanguard/Phoenix Health Plan, was not selected as the Regional Behavioral Health Authority (RBHA) in GSA6 (Maricopa County). On April 3, 2013, the Company announced that it filed a formal protest regarding the State's decision to award the Regional Behavioral Health Authority (RBHA) in GSA6 (Maricopa County) to another vendor. On April 17, 2013, the Arizona Department of Health Services denied the Company's protest. The Company intends to file an appeal of the denial of its protest to the Arizona Department of Administration, the agency responsible for considering appeals of procurement protest denials.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2012 and 2013 (in thousands):

Segment	Term Date	2012	2013
Commercial
Customer A	December 31, 2013(1)	$49,743	$51,641
Customer B	December 31, 2019	33,727	35,811
Customer C	December 31, 2012 to December 14, 2013(2)(3)	29,326	16,782	*
Public Sector
Customer D	June 30, 2013(4)	55,236	64,312
Radiology Benefits Management
Customer E	December 31, 2015	26,556	31,361
Customer F	June 30, 2014	14,378	15,235
Customer G	July 31, 2015	12,253	16,083
Customer H	January 31, 2014	9,104	9,759
Pharmacy Solutions
Customer I	November 30, 2013 to December 31, 2013(2)	31,044	33,311
Customer J	September 1, 2013 to April 29, 2014(2)	15,626	15,297
Customer K	September 27, 2013 to December 31, 2013(2)	14,647	21,641
Customer L	September 30, 2013(5)	21,108	15,245

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has informed the Company that, after a competitive evaluation process, it has decided not to renew its contract after the contract expires on December 31, 2013.

(2)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(3)
Revenues for the three months ended March 31, 2012 of $13.2 million relate to a contract that terminated as of December 31, 2012.

(4)
Contract has options for the customer to extend the term for two additional one-year periods.

(5)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $92.3 million and $86.7 million for the three months ended March 31, 2012 and 2013, respectively. Net revenues from the Florida Areas in the aggregate totaled $34.1 million and $33.3 million for the three months ended March 31, 2012 and 2013, respectively.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates. Except as noted below, the Company's critical accounting policies are summarized in the Company's Annual Report on Form 10-K, filed with the SEC on February 28, 2013.

Income Taxes

        The Company's effective income tax rates were 41.1 percent and 40.5 percent for the three months ended March 31, 2012 and 2013, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the three months ended March 31, 2013 is lower than the effective rate for the three months ended March 31, 2012 mainly due to differences in the Company's effective state tax rate.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2009.

Results of Operations

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on Segment Profit. Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Effective September 1, 2010, Public Sector has subcontracted with Pharmacy Solutions to provide pharmacy benefits management services on a risk basis for one of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated. The Company's segments are defined above. The Pharmacy Solutions segment contains the operating segments previously defined as the Specialty Pharmaceutical Management segment and the Medicaid Administration segment. Prior period balances have been reclassified to reflect this change.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2012
Managed care and other revenue	$180,524	$388,888	$76,857	$60,898	$(21,108)	$686,059
Dispensing revenue	—	—	—	87,154	—	87,154
Cost of care	(112,172)	(344,312)	(50,410)	(19,507)	21,108	(505,293)
Cost of goods sold	—	—	—	(81,038)	—	(81,038)
Direct service costs and other	(42,362)	(20,597)	(13,486)	(29,019)	(31,125)	(136,589)
Stock compensation expense(1)	267	287	400	230	3,918	5,102

Segment profit (loss)	$26,257	$24,266	$13,361	$18,718	$(27,207)	$55,395

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2013
Managed care and other revenue	$187,837	$406,620	$90,278	$58,150	$(15,245)	$727,640
Dispensing revenue	—	—	—	94,121	—	94,121
Cost of care	(113,271)	(355,379)	(58,067)	(18,459)	15,245	(529,931)
Cost of goods sold	—	—	—	(88,608)	—	(88,608)
Direct service costs and other	(41,392)	(25,643)	(13,371)	(29,561)	(29,660)	(139,627)
Stock compensation expense(1)	133	307	434	320	4,444	5,638

Segment profit (loss)	$33,307	$25,905	$19,274	$15,963	$(25,216)	$69,233

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2012	2013
Segment profit	$55,395	$69,233
Stock compensation expense	(5,102)	(5,638)
Depreciation and amortization	(14,781)	(16,170)
Interest expense	(600)	(610)
Interest income	412	353

Income before income taxes	$35,324	$47,168

Quarter ended March 31, 2013 ("Current Year Quarter"), compared to the quarter ended March 31, 2012 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 4.1 percent or $7.3 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to new contracts implemented after (or during) the Prior Year Quarter of $15.6 million, favorable rate changes of

$11.7 million and increased membership from existing customers of $1.8 million, which increases were partially offset by terminated contracts of $14.5 million, recognition in the prior year quarter of performance-based revenue relating to the prior year of $6.6 million, and other net decreases of $0.7 million.

Cost of Care

        Cost of care increased by 1.0 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to new contracts of $10.9 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $2.0 million, increased membership from existing customers of $0.8 million and unfavorable care trends and other net variances of $1.8 million, which increases were partially offset by terminated contracts of $11.6 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.0 million and favorable prior period medical claims development recorded in the Current Year Quarter of $0.8 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 82.9 percent in the Prior Year Quarter to76.4 percent in the Current Year Quarter, mainly due to new business and favorable rate changes partially offset by terminated contracts.

Direct Service Costs

        Direct service costs decreased by 2.3 percent or $1.0 million from the Prior Year Quarter to the Current Year Quarter mainly due to cost containment efforts. Direct service costs decreased as a percentage of revenue from 23.5 percent in the Prior Year Quarter to 22.0 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 4.6 percent or $17.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $33.4 million, which was partially offset by decreased membership from existing customers of $8.5 million, unfavorable rate changes of $6.4 million and other net unfavorable variances of $0.8 million.

Cost of Care

        Cost of care increased by 3.2 percent or $11.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts of $25.3 million, which was partially offset by decreased membership from existing customers of $8.3 million, care associated with rate changes for contracts with minimum care requirements of $5.2 million, and other net unfavorable variances of $0.7 million. Cost of care decreased as a percentage of risk revenue from 89.4 percent in the Prior Year Quarter to 89.2 percent in the Current Year Quarter mainly due to changes in business mix.

Direct Service Costs

        Direct service costs increased by 24.5 percent or $5.0 million from the Prior Year Quarter to the Current Year Quarter, mainly due to costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 5.3 percent for the Prior Year Quarter to 6.3 percent in the Current Year Quarter mainly due to development cost for the Magellan Complete Care product.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 17.5 percent or $13.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $13.8 million, increased membership from existing customers of $1.9 million and other net favorable variances of $0.6 million, which increases were partially offset by the revenue impact of favorable prior period care development recorded in the Current Year Quarter of $2.0 million and unfavorable rate changes of $0.9 million.

Cost of Care

        Cost of care increased by 15.2 percent or $7.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts of $11.8 million, increased membership from existing customers of $1.0 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $0.7 million, and care trends and other net unfavorable variances of $0.3 million, which increases were partially offset by favorable prior period medical claims development recorded in the Current Year Quarter of $4.1 million and favorable medical claims development for the Prior Year Quarter recorded after the Prior Year Quarter of $2.0 million. Cost of care decreased as a percentage of risk revenue from 75.9 percent in the Prior Year Quarter to 72.5 percent in the Current Year Quarter mainly due to favorable medical claims development, partially offset by changes in business mix.

Direct Service Costs

        Direct service costs decreased by 0.9 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, direct service costs decreased from 17.5 percent in the Prior Year Quarter to 14.8 percent in the Current Year Quarter, mainly due to changes in business mix.

Pharmacy Solutions

Net Revenue

        Net revenue related to Pharmacy Solutions increased by 2.8 percent or $4.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased dispensing activity of $7.0 million and revenue from new PBM business of $5.0 million, which increases are partially offset by reduction to revenue associated with profit share recorded due to favorable cost of care trends of $5.9 million, and other net decreases of $1.9 million.

Cost of Care

        Cost of care decreased by 5.4 percent or $1.0 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to favorable care trends of $5.9 million, which decrease was partially offset by new PBM business of $4.9 million. Cost of care decreased as a percentage of risk revenue from 92.4 percent in the Prior Year Quarter to 91.0 percent in the Current Year Quarter, mainly due to favorable care trends.

Cost of Goods Sold

        Cost of goods sold increased by 9.3 percent or $7.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased dispensing activity. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 93.0 percent in the Prior Year Quarter to 94.1 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 1.9 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, direct service costs decreased from 19.6 percent in the Prior Year Quarter to 19.4 percent in the Current Year Quarter, mainly due to increased dispensing revenue and new business.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other Segment decreased by 4.7 percent or $1.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease results primary from expenses recorded in the prior year for growth initiatives. As a percentage of total net revenue, other operating expenses decreased from 4.0 percent for the Prior Year Quarter to 3.6 percent for the Current Year Quarter, primarily due to increased revenue from new business.

Depreciation and Amortization

        Depreciation and amortization expense increased by 9.4 percent or $1.4 million for the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter.

Interest Expense

        Interest expense was $0.6 million in the Current Year Quarter which is consistent with the Prior Year Quarter.

Interest Income

        Interest income was $0.4 million in the Current Year Quarter which is consistent with the Prior Year Quarter.

Income Taxes

        The Company's effective income tax rates were 41.1 percent and 40.5 percent for the Prior Year Quarter and Current Year Quarter, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the Current Year Quarter is lower than the Prior Year Quarter effective rate mainly due to differences in the Company's effective state tax rate.

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

        A portion of the Company's business is subject to rising care costs due to an increase in the number and frequency of covered members seeking behavioral healthcare or radiology services, higher costs per inpatient day or outpatient visit for behavioral services, and higher costs per scan for radiology services. Many of these factors are beyond the Company's control. Future results of operations will be heavily dependent on management's ability to obtain customer rate increases that are consistent with care cost increases and/or to reduce operating expenses.

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

        Care Trends.    The Company expects that same-store normalized cost of care trend for the 12-month forward outlook to be 6 to 8 percent for Commercial, 0 to 2 percent for Public Sector and 3 to 5 percent for Radiology Benefits Management. These trend ranges are one point lower than previous outlook.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of March 31, 2013, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $29.6 million and $45.9 million for the Prior Year Quarter and Current Year Quarter, respectively. The $16.3 million increase in operating cash flows from the Prior Year Quarter to the Current Year Quarter is primarily attributable to the increase in Segment Profit between periods, the impact of the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change, and a reduction in tax payments between periods. Partially offsetting these items is net unfavorable working capital changes between periods.

        Segment Profit for the Current Year Quarter increased $13.8 million from the Prior Year Quarter. During the Prior Year Quarter, restricted investments of $4.4 million were shifted to restricted cash that reduced operating cash flows, with restricted cash of $5.0 million shifted to restricted investments during the Current Year Quarter that increased operating cash flows. The net impact of the shift in restricted funds between periods is an increase in operating cash flows of $9.4 million. Tax payments for the Prior Year Quarter and Current Year Quarter totaled $4.3 million and $3.3 million, respectively. Operating cash flows for the Prior Year Quarter and Current Year Quarter were impacted by net unfavorable working capital changes of $17.1 million and $25.0 million, respectively, largely attributable to discretionary bonus payments.

        During the Current Year Quarter, the Company's restricted cash decreased $4.8 million. The change in restricted cash is mainly attributable to the net shift of restricted cash to restricted investments of $5.0 million.

        Investing Activities.    The Company utilized $14.5 million and $11.4 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Quarter were $6.9 million and $7.6 million, respectively, as compared to additions for the Current Year Quarter related to hard assets and capitalized software of $2.8 million and $8.6 million, respectively. In addition, during the Prior Year Quarter the Company received net cash of $35.2 million for the net maturity of

"available for sale" securities, with the Company using net cash of $18.9 million during the Current Year Quarter for the net purchase of "available-for-sale" securities.

        Financing Activities.    During the Prior Year Quarter, the Company received $2.2 million from the exercise of stock options and had other net unfavorable items of $0.7 million.

        During the Current Year Quarter, the Company paid $24.8 million for the repurchase of treasury stock under the Company's share repurchase program and had other net unfavorable items of $1.5 million. In addition, the Company received $9.7 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2013, the Company expects to fund its estimated capital expenditures of $41 million to $51 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2011 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2013. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        Stock Repurchases.    On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013.

        Stock repurchases under the program may be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deems appropriate. The stock repurchase program may be limited or terminated at any time without prior notice. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 539,790 shares of the Company's common stock at an average price of $50.17 per share for an aggregate cost of $27.1 million (excluding broker commissions) during the three months ended March 31, 2013.

        During the period from April 1, 2013 through April 25, 2013, the Company made additional open market purchases of 239,712 shares of the Company's common stock at an aggregate cost of $11.9 million (excluding broker commissions).

        Off-Balance Sheet Arrangements.    As of March 31, 2013, the Company has no material off-balance sheet arrangements.

        2011 Credit Facility.    On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). Citibank, N.A., has assigned a portion of its interest in the 2011 Credit Facility to The Bank of Tokyo. The 2011 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility will mature on December 9, 2014.

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

        The 2011 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2011 Credit Facility pursuant to its terms, would result in an event of default under the 2011 Credit Facility. As of March 31, 2013, the Company was in compliance with all covenants, including financial covenants, under the 2011 Credit Facility.

        Although the 2011 Credit Facility expires on December 9, 2014, the Company believes it will be able to obtain a new facility or, if not, to use cash on hand to fund letters of credit and other liquidity needs.

        Net Operating Loss Carryforwards.    The Company had federal net operating loss carryforwards ("NOLs") as of December 31, 2012 of approximately $4.2 million available to reduce future federal taxable income. These NOLs, if not used, expire in 2017 through 2019 and are subject to examination and adjustment by the IRS. Utilization of these NOLs is also subject to certain timing limitations, although the Company does not believe these limitations will restrict its ability to use any federal NOLs before they expire.

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

Recent Accounting Pronouncements

        In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements" ("ASC 2012-04"). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this guidance that will not have transition guidance are effective upon issuance. The amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012 and were adopted by the Company during the quarter ended March 31, 2013. The guidance did not impact the Company's consolidated results of operations, financial position, or cash flows.

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. Entities are required to provide information about significant reclassifications by component, and to present those reclassifications either on the face of the statement where net income is presented or in the notes. For other amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference other disclosures that provide additional details about those amounts. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012 and were adopted by the Company during the quarter ended March 31, 2013. The guidance did not impact the Company's consolidated results of operations, financial position, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of March 31, 2013, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of March 31, 2013. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There has been no material change in our risk factors as disclosed in Part I—Item 1A—"Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on February 28, 2013.

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

        Following is a summary of stock repurchases made during the three months ended March 31, 2013:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)(1)(2)
January 1 - 31, 2013	247,243	$49.96	247,243	$131,834
February 1 - 28, 2013	155,307	$51.71	155,307	123,802
March 1 - 31, 2013	137,240	$48.80	137,240	117,104

	539,790		539,790	$117,104

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from April 1, 2013 through April 25, 2013, the Company made additional open market purchases of 239,712 shares of the Company's common stock at an aggregate cost of $11.9 million (excluding broker commissions).

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2013	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)