Form 10-Q
period 2013-06-30
MAGELLAN HEALTH SERVICES INC
filed 2013-07-25
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of June 30, 2013 was 26,846,274.

FORM 10-Q

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2012	June 30, 2013 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$189,464	$179,219
Restricted cash	226,554	189,468
Accounts receivable, less allowance for doubtful accounts of $4,612 and $4,513 at December 31, 2012 and June 30, 2013, respectively	138,253	165,378
Short-term investments (restricted investments of $88,332 and $125,922 at December 31, 2012 and June 30, 2013, respectively)	201,127	228,634
Deferred income taxes	31,698	31,567
Pharmaceutical inventory	45,727	49,877
Other current assets (restricted deposits of $20,846 and $24,927 at December 31, 2012 and June 30, 2013, respectively)	38,595	46,869

Total Current Assets	871,418	891,012
Property and equipment, net	136,548	163,931
Restricted long-term investments	32,563	26,230
Other long-term assets	9,730	15,427
Goodwill	426,939	426,939
Other intangible assets, net	34,935	30,347

Total Assets	$1,512,133	$1,553,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,081	$12,146
Accrued liabilities	100,778	74,646
Medical claims payable	198,429	205,152
Other medical liabilities	76,914	76,575
Current maturities of long-term capital lease obligations	—	2,834

Total Current Liabilities	393,202	371,353
Long-term capital lease obligations	—	24,673
Deferred income taxes	34,086	34,384
Tax contingencies	60,697	62,858
Deferred credits and other long-term liabilities	6,815	7,188

Total Liabilities	494,800	500,456

Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2012 and June 30, 2013—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2012 and June 30, 2013—Issued and outstanding—45,928 and 27,353 shares at December 31, 2012, respectively, and 46,377 and 26,846 shares at June 30, 2013, respectively	459	464
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	848,238	872,977
Retained earnings	975,232	1,034,770
Accumulated other comprehensive loss	(35)	(182)
Ordinary common stock in treasury, at cost, 18,575 and 19,531 shares at December 31, 2012 and June 30, 2013, respectively	(806,561)	(854,599)

Total Stockholders' Equity	1,017,333	1,053,430

Total Liabilities and Stockholders' Equity	$1,512,133	$1,553,886

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net revenue:
Managed care and other	$716,998	$752,151	$1,403,057	$1,479,791
Dispensing	88,475	90,597	175,629	184,718

Total net revenue	805,473	842,748	1,578,686	1,664,509

Cost and expenses:
Cost of care	521,830	542,826	1,027,123	1,072,757
Cost of goods sold	82,855	84,979	163,893	173,587
Direct service costs and other operating expenses(1)	140,333	144,497	276,922	284,124
Depreciation and amortization	15,152	16,946	29,933	33,116
Interest expense	576	792	1,176	1,402
Interest income	(857)	(358)	(1,269)	(711)

	759,889	789,682	1,497,778	1,564,275

Income before income taxes	45,584	53,066	80,908	100,234
Provision for income taxes	18,611	21,586	33,145	40,696

Net income	26,973	31,480	47,763	59,538
Net income per common share—basic (See Note B)	$0.99	$1.17	$1.75	$2.21
Net income per common share—diluted (See Note B)	$0.97	$1.15	$1.72	$2.17
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities(2)	(85)	(70)	88	(147)

Comprehensive income	$26,888	$31,410	$47,851	$59,391

(1)
Includes stock compensation expense of $4,365 and $4,602 for the three months ended June 30, 2012 and 2013, respectively, and $9,467 and $10,240 for the six months ended June 30, 2012 and 2013, respectively.

(2)
Net of income tax provision (benefit) of $(55) and $(47) for the three months ended June 30, 2012 and 2013, respectively, and $56 and $(99) for the six months ended June 30, 2012 and 2013, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2012	2013
Cash flows from operating activities:
Net income	$47,763	$59,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,933	33,116
Non-cash interest expense	360	368
Non-cash stock compensation expense	9,467	10,240
Non-cash income tax expense	6,906	1,335
Non-cash amortization on investments	3,720	4,884
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(22,845)	37,086
Accounts receivable, net	1,428	(27,361)
Pharmaceutical inventory	1,213	(4,150)
Other assets	(4,307)	(8,281)
Accounts payable and accrued liabilities	(20,022)	(29,643)
Medical claims payable and other medical liabilities	20,208	6,384
Tax contingencies	1,478	1,349
Other	(270)	2,044

Net cash provided by operating activities	75,032	86,909

Cash flows from investing activities:
Capital expenditures	(36,877)	(27,035)
Purchase of investments	(143,155)	(165,372)
Maturity of investments	150,890	139,068
Other	—	(7,900)

Net cash used in investing activities	(29,142)	(61,239)

Cash flows from financing activities:
Payments to acquire treasury stock	—	(49,462)
Proceeds from exercise of stock options and warrants	3,003	16,110
Payments on capital lease obligations	—	(1,816)
Other	(735)	(747)

Net cash provided by (used in) financing activities	2,268	(35,915)

Net increase (decrease) in cash and cash equivalents	48,158	(10,245)
Cash and cash equivalents at beginning of period	119,862	189,464

Cash and cash equivalents at end of period	$168,020	$179,219

Supplemental cash flow data:
Non-cash investing activites:
Property and equipment acquired under capital leases	$—	$29,323

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

June 30, 2013

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

June 30, 2013

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

June 30, 2013

(Unaudited)

NOTE A—General (Continued)

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $638.0 million and $1,239.8 million for the three and six months ended June 30, 2012, respectively, and $654.6 million and $1,284.3 million for the three and six months ended June 30, 2013, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $35.1 million and $71.0 million for the three and six months ended June 30, 2012, respectively, and $51.0 million and $100.3 million for the three and six months ended June 30, 2013, respectively.

        Block Grant Revenues.    Public Sector has a contract that is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $29.0 million and $57.9 million for the three and six months ended June 30, 2012, respectively, and $31.4 million and $64.6 million for the three and six months ended June 30, 2013, respectively.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE A—General (Continued)

ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $3.9 million and $11.9 million for the three and six months ended June 30, 2012, respectively, and $1.5 million and $3.4 million for the three and six months ended June 30, 2013, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues were $9.3 million and $19.0 million for the three and six months ended June 30, 2012, respectively, and $8.1 million and $16.8 million for the three and six months ended June 30, 2013, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $88.5 million and $175.6 million for the three and six months ended June 30, 2012, respectively, and $90.6 million and $184.7 million for the three and six months ended June 30, 2013, respectively.

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 685,000 members in Maricopa County, Arizona, (the "Maricopa Contract").

        Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness ("SMI"), and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE A—General (Continued)

Contract generated net revenues of $383.2 million and $367.2 million for the six months ended June 30, 2012 and 2013, respectively.

        The contract is for the management of the publicly funded behavioral health system that delivers mental health, substance abuse and crisis services for adults, youth, and children, and includes an integrated behavioral and physical health care system for individuals with a SMI. On March 25, 2013, the Company was notified that Magellan Complete Care of Arizona, a joint venture owned 80% by the Company and 20% by Vanguard/Phoenix Health Plan, was not selected as the Regional Behavioral Health Authority ("RBHA") in GSA6 ("Maricopa County"). On April 3, 2013, the Company announced that it filed a formal protest regarding the State's decision to award the RBHA in Maricopa County to another vendor. On April 17, 2013, the Arizona Department of Health Services denied the Company's protest. On May 9, 2013, the Company filed an appeal of the denial of its protest (the "Appeal") with the Arizona Department of Administration (the "DOA"), the agency responsible for considering appeals of procurement protest denials. The Company also filed with the DOA a motion to stay the award and implementation of the contract pending a decision on the Appeal. On May 21, 2013, the DOA granted the Company's motion and issued a stay of the award and implementation of the contract pending resolution of the Appeal by the DOA (the "Stay"). On May 21, 2013, the winning bidder for the contract filed a motion to vacate the Stay, asking the DOA to eliminate the Stay. The Arizona Health Care Cost Containment System (the Arizona Medicaid Agency) and the Arizona Department of Health Services (the agency that administered the award of the contract) also subsequently filed requests with the DOA to reconsider and vacate the Stay. On June 13, 2013 the DOA ruled that the Stay will remain in effect and referred the Appeal for a hearing before an independent administrative law judge in the Arizona Office of Administrative Hearings (the "OAH"). The OAH has scheduled a hearing on the Appeal for August 12-14, 2013. There is no assurance that the Company will prevail on the Appeal or that the Stay will remain in effect.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE A—General (Continued)

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2012 and 2013 (in thousands):

Segment	Term Date	2012	2013
Commercial
Customer A	December 31, 2013(1)	$96,106	$103,460
Customer B	December 31, 2019	67,381	70,919
Customer C	December 31, 2012 to December 14, 2013(2)(3)	60,923	38,776
Public Sector
Customer D	June 30, 2014(4)	111,259	129,471
Radiology Benefits Management
Customer E	December 31, 2015	53,405	60,602
Customer F	June 30, 2014	29,049	30,580
Customer G	July 31, 2015	28,092	32,708
Customer H	January 31, 2014	18,333	22,230
Pharmacy Solutions
Customer I	November 30, 2013 to December 31, 2013(2)	64,651	65,335
Customer J	September 1, 2013 to April 29, 2014(2)	30,643	28,478	*
Customer K	September 27, 2013 to December 31, 2013(2)	33,746	43,274
Customer L	September 30, 2013(5)	37,826	31,466

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

(3)
Revenues for the six months ended June 30, 2012 of $25.9 million relate to a contract that terminated as of December 31, 2012. The customer has informed the Company that is has decided not to renew the remaining contract after the contract expires on December 14, 2013.

(4)
Contract has options for the customer to extend the term for two additional one-year periods.

(5)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE A—General (Continued)

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $182.4 million and $178.0 million for the six months ended June 30, 2012 and 2013, respectively. Net revenues from the Florida Areas in the aggregate totaled $67.7 million and $66.3 million for the six months ended June 30, 2012 and 2013, respectively.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2012 and June 30, 2013 (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(1)	$—	$102,137	$—	$102,137
Restricted cash(2)	—	82,839	—	82,839
Investments:
U.S. government and agency securities	1,065	—	—	1,065
Obligations of government-sponsored enterprises(3)	—	6,128	—	6,128
Corporate debt securities	—	214,547	—	214,547
Taxable municipal bonds	—	11,800	—	11,800
Certificates of deposit	—	150	—	150

December 31, 2012	$1,065	$417,601	$—	$418,666

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(4)	$—	$74,033	$—	$74,033
Restricted cash(5)	—	146,608	—	146,608
Investments:
U.S. government and agency securities	1,068	—	—	1,068
Obligations of government-sponsored enterprises(3)	—	8,410	—	8,410
Corporate debt securities	—	244,635	—	244,635
Taxable municipal bonds	—	601	—	601
Certificates of deposit	—	150	—	150

June 30, 2013	$1,068	$474,437	$—	$475,505

(1)
Excludes $87.3 million of cash held in bank accounts by the Company.

(2)
Excludes $143.7 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $105.2 million of cash held in bank accounts by the Company.

(5)
Excludes $42.9 million of restricted cash held in bank accounts by the Company.

        For the six months ended June 30, 2013, the Company has not transferred any assets between fair value measurement levels.

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

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

        As of December 31, 2012 and June 30, 2013, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the six months ended June 30, 2012 or 2013. The following is a summary of short-term and long-term investments at December 31, 2012 and June 30, 2013 (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$1,065	$—	$—	$1,065
Obligations of government-sponsored enterprises(1)	6,126	4	(2)	6,128
Corporate debt securities	214,603	66	(122)	214,547
Taxable municipal bonds	11,805	—	(5)	11,800
Certificates of deposit	150	—	—	150

Total investments at December 31, 2012	$233,749	$70	$(129)	$233,690

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$1,068	$—	$—	$1,068
Obligations of government-sponsored enterprises(1)	8,430	1	(21)	8,410
Corporate debt securities	244,919	23	(307)	244,635
Taxable municipal bonds	602	—	(1)	601
Certificates of deposit	150	—	—	150

Total investments at June 30, 2013	$255,169	$24	$(329)	$254,864

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE A—General (Continued)

        The maturity dates of the Company's investments as of June 30, 2013 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2013	$172,414	$172,287
2014	77,366	77,207
2015	5,389	5,370

Total investments at June 30, 2013	$255,169	$254,864

Note Receivable and Preferred Stock

        During the current quarter, the Company executed a note receivable in the amount of $5.9 million and purchased preferred stock of $2.0 million from a third party. These transactions were made to support the growth initiatives involving Medicaid and other special populations.

Income Taxes

        The Company's effective income tax rates were 41.0 percent and 40.6 percent for the six months ended June 30, 2012 and 2013, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2013 is lower than the effective rate for the six months ended June 30, 2012 mainly due to differences in the Company's effective state tax rate.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2009.

Stock Compensation

        At December 31, 2012 and June 30, 2013, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company recorded stock compensation expense of $4.4 million and $9.5 million for the three and six months ended June 30, 2012, respectively, and $4.6 million and $10.2 million for the three and six months ended June 30, 2013, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2013 has been reduced for estimated forfeitures, estimated at four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2013 was $12.06 as estimated using the Black-Scholes-Merton option pricing model,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE A—General (Continued)

which also assumed an expected volatility of 27.86 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the six months ended June 30, 2012 and 2013, $0.4 million and $0.5 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the six months ended June 30, 2012 the net change to additional paid in capital related to tax benefits (deficiencies) was $0.2 million which includes the $0.4 million of excess tax benefits offset by $(0.2) million of tax deficiencies. For the six months ended June 30, 2013, the net change to additional paid in capital related to tax benefits (deficiencies) was $(0.1) million which includes $(0.6) million of excess tax deficiencies offset by the $0.5 million of excess tax benefits.

        Summarized information related to the Company's stock options for the six months ended June 30, 2013 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,268,240	$44.35
Granted	954,133	52.54
Forfeited	(32,619)	47.70
Exercised	(359,498)	44.15

Outstanding, end of period	4,830,256	$45.96

Vested and expected to vest at end of period	4,772,148	$45.90

Exercisable, end of period	2,682,679	$42.70

        With the exception of options granted to the Company's CEO, generally all of the Company's options granted during the six months ended June 30, 2013 vest ratably on each anniversary date over the three years subsequent to grant. During the six months ended June 30, 2013, the Company granted options to the Company's CEO which vest over four year annual installments, with 16.7 percent, 33.3 percent, 33.3 percent, and 16.7 percent vesting in 2014, 2015, 2016, and 2017, respectively. All options granted during the six months ended June 30, 2013 have a ten year life.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock awards for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	23,672	$42.25
Awarded	16,569	52.82
Vested	(23,672)	42.25
Forfeited	—	—

Outstanding, ending of period	16,569	$52.82

        Summarized information related to the Company's nonvested restricted stock units for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	202,690	$47.38
Awarded	98,580	52.62
Vested	(93,804)	46.70
Forfeited	(2,506)	48.80

Outstanding, ending of period	204,960	$50.19

        Grants of restricted stock awards vest on the anniversary of the grant. With the exception of restricted stock units awarded to the Company's CEO during the six months ended June 30, 2013, generally all of the Company's restricted stock units vest ratably on each anniversary over the three years subsequent to grant, assuming that the associated performance hurdle(s) for that vesting year are met. During the six months ended June 30, 2013, the Company granted restricted stock units to the Company's CEO which vest over four year annual installments, with 16.7 percent, 33.3 percent, 33.3 percent, and 16.7 percent vesting in 2014, 2015, 2016, and 2017, respectively, assuming the associated performance hurdle(s) for that vesting year are met.

Long Term Debt and Capital Lease Obligations

        On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). Citibank, N.A., has assigned a portion of its interest in the 2011 Credit Facility to Bank of Tokyo. The 2011 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility will mature on December 9, 2014.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

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

        There were no capital lease obligations at December 31, 2012 and $27.5 million of capital lease obligations at June 30, 2013. The Company had $32.0 million and $32.4 million of letters of credit outstanding at December 31, 2012 and June 30, 2013, respectively, and no Revolving Loan borrowings at December 31, 2012 or June 30, 2013.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Numerator:
Net income	$26,973	$31,480	$47,763	$59,538

Denominator:
Weighted average number of common shares outstanding—basic	27,317	26,829	27,258	26,968
Common stock equivalents—stock options	328	497	380	482
Common stock equivalents—restricted stock	10	10	12	14
Common stock equivalents—restricted stock units	61	—	81	26
Common stock equivalents—employee stock purchase plan	1	2	1	2

Weighted average number of common shares outstanding—diluted	27,717	27,338	27,732	27,492

Net income per common share—basic	$0.99	$1.17	$1.75	$2.21

Net income per common share—diluted	$0.97	$1.15	$1.72	$2.17

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE B—Net Income per Common Share (Continued)

        The weighted average number of common shares outstanding for the three and six months ended June 30, 2012 and 2013 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2012 and 2013 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 2.7 million and 2.1 million options for the three and six months ended June 30, 2012, respectively, and 1.2 million and 1.9 million for the three and six months ended June 30, 2013, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2012
Managed care and other revenue	$178,227	$410,136	$88,826	$56,527	$(16,718)	$716,998
Dispensing revenue	—	—	—	88,475	—	88,475
Cost of care	(110,847)	(355,113)	(57,874)	(14,714)	16,718	(521,830)
Cost of goods sold	—	—	—	(82,855)	—	(82,855)
Direct service costs and other	(42,456)	(23,304)	(13,582)	(26,948)	(34,043)	(140,333)
Stock compensation expense(1)	270	269	360	236	3,230	4,365

Segment profit (loss)	$25,194	$31,988	$17,730	$20,721	$(30,813)	$64,820

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2013
Managed care and other revenue	$199,538	$414,859	$92,715	$61,260	$(16,221)	$752,151
Dispensing revenue	—	—	—	90,597	—	90,597
Cost of care	(123,227)	(357,402)	(58,742)	(19,676)	16,221	(542,826)
Cost of goods sold	—	—	—	(84,979)	—	(84,979)
Direct service costs and other	(41,399)	(28,934)	(13,863)	(31,374)	(28,927)	(144,497)
Stock compensation expense(1)	133	267	457	380	3,365	4,602

Segment profit (loss)	$35,045	$28,790	$20,567	$16,208	$(25,562)	$75,048

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2012
Managed care and other revenue	$358,751	$799,024	$165,683	$117,425	$(37,826)	$1,403,057
Dispensing revenue	—	—	—	175,629	—	175,629
Cost of care	(223,019)	(699,425)	(108,284)	(34,221)	37,826	(1,027,123)
Cost of goods sold	—	—	—	(163,893)	—	(163,893)
Direct service costs and other	(84,818)	(43,901)	(27,068)	(55,967)	(65,168)	(276,922)
Stock compensation expense(1)	537	556	760	466	7,148	9,467

Segment profit (loss)	$51,451	$56,254	$31,091	$39,439	$(58,020)	$120,215

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2013
Managed care and other revenue	$387,375	$821,479	$182,993	$119,410	$(31,466)	$1,479,791
Dispensing revenue	—	—	—	184,718	—	184,718
Cost of care	(236,498)	(712,781)	(116,809)	(38,135)	31,466	(1,072,757)
Cost of goods sold	—	—	—	(173,587)	—	(173,587)
Direct service costs and other	(82,791)	(54,577)	(27,234)	(60,935)	(58,587)	(284,124)
Stock compensation expense(1)	266	574	891	700	7,809	10,240

Segment profit (loss)	$68,352	$54,695	$39,841	$32,171	$(50,778)	$144,281

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Segment profit	$64,820	$75,048	$120,215	$144,281
Stock compensation expense	(4,365)	(4,602)	(9,467)	(10,240)
Depreciation and amortization	(15,152)	(16,946)	(29,933)	(33,116)
Interest expense	(576)	(792)	(1,176)	(1,402)
Interest income	857	358	1,269	711

Income before income taxes	$45,584	$53,066	$80,908	$100,234

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

        On July 25, 2012, the Company filed a lawsuit currently pending in the United States District Court for the District of Connecticut against two former employees and a corporation partially-owned by one of such former employees asserting claims for violation of contractual restrictive covenants and common law obligations owed to the Company arising from actions of such former employees in connection with their employment by the defendant corporation. The Company's complaint alleges claims for breach of contract and breach of the covenant of good dealing against the individual former employees; tortious interference with contract against the defendant corporation; and violation of the Connecticut Uniform Trade Secrets Act, civil conspiracy, and violation of the Connecticut Unfair Trade Practices Act against all defendants arising out of activity undertaken by the former employees on behalf of the defendant corporation in competition with the Company's specialty pharmacy business. The Company is seeking a permanent injunction and recovery of compensatory and punitive damages and an award of attorneys' fees and costs. On December 18, 2012, the defendant corporation filed counterclaims against the Company in which it asserts tortious interference with business expectancy, abuse of process, and violation of the Connecticut Unfair Trade Practices Act arising out of the Company's efforts to enforce its contractual and legal rights. On June 10, 2013, the defendant corporation disclosed an alleged damages computation in the amount of $155 million in lost profits plus unspecified business diminution damages. The Company believes the counterclaims and damages calculations of the defendant corporation are without merit and is defending them vigorously.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

        The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance in this regard.

Stock Repurchases

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013.

        Stock repurchases under the program may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 955,776 shares of the Company's common stock at an average price of $50.23 per share for an aggregate cost of $48.0 million (excluding broker commissions) during the six months ended June 30, 2013. As of June 30, 2013, the total dollar value remaining under the current authorization was $96.2 million.

        The Company made no open market purchases for the period from July 1, 2013 through July 24, 2013.

NOTE E—Subsequent Event

        On July 24, 2013 the Company's board of directors approved an increase and extension of the current $200 million stock repurchase plan which authorizes the Company to purchase up to $300 million of its outstanding common stock through October 25, 2015. As of July 24, 2013, the total dollar value remaining under the increased authorization was $196.2 million. The shares may be

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

NOTE E—Subsequent Event (Continued)

purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time.

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    Commercial generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of June 30, 2013, Commercial's covered lives were 4.9 million, 13.5 million and 12.6 million for risk-based, ASO and EAP products, respectively. For the six months ended June 30, 2013, Commercial's revenue was $257.4 million, $61.0 million and $69.0 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    Public Sector generally reflects the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts also include management services for the integrated physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of June 30, 2013, Public Sector's covered lives were 1.9 million and 1.1 million for risk-based and ASO products, respectively. For the six months ended June 30, 2013, Public Sector's revenue was $805.1 million and $16.4 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        Radiology Benefits Management generally reflects the management of the delivery of diagnostic imaging and other therapeutic services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of June 30, 2013, covered lives for Radiology Benefits Management were 5.1 million and 12.3 million for risk-based and ASO products, respectively. For the six months ended June 30, 2013, revenue for Radiology Benefits Management was $163.2 million and $19.8 million for risk-based and ASO products, respectively.

Pharmacy Solutions

        Pharmacy Solutions comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. The Company's Pharmacy Solutions services include (i) pharmacy benefit management programs; (ii) specialty contracting and formulary optimization programs; (iii) specialty pharmaceutical dispensing operations; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service or benefit reimbursement. The Company's pharmacy solutions are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and FFS arrangements. The Company's Pharmacy Solutions segment served 40 health plans and employers, 25 states and the District of Columbia, and several pharmaceutical manufacturers as of June 30, 2013.

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

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 685,000 members in Maricopa County, Arizona, (the "Maricopa Contract").

        Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness ("SMI"), and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and extends through September 30, 2013 unless sooner terminated by the parties. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and without cause immediately upon notice from the State. The Maricopa Contract generated net revenues of $383.2 million and $367.2 million for the six months ended June 30, 2012 and 2013, respectively.

        The contract is for the management of the publicly funded behavioral health system that delivers mental health, substance abuse and crisis services for adults, youth, and children, and includes an integrated behavioral and physical health care system for individuals with a SMI. On March 25, 2013, the Company was notified that Magellan Complete Care of Arizona, a joint venture owned 80% by the Company and 20% by Vanguard/Phoenix Health Plan, was not selected as the Regional Behavioral Health Authority ("RBHA") in GSA6 ("Maricopa County"). On April 3, 2013, the Company announced that it filed a formal protest regarding the State's decision to award the RBHA in Maricopa County to another vendor. On April 17, 2013, the Arizona Department of Health Services denied the Company's protest. On May 9, 2013, the Company filed an appeal of the denial of its protest (the "Appeal") with the Arizona Department of Administration (the "DOA"), the agency responsible for considering appeals of procurement protest denials. The Company also filed with the DOA a motion to stay the award and implementation of the contract pending a decision on the Appeal. On May 21, 2013, the DOA granted the Company's motion and issued a stay of the award and implementation of the contract pending resolution of the Appeal by the DOA (the "Stay"). On May 21, 2013, the winning bidder for the contract filed a motion to vacate the Stay, asking the DOA to eliminate the Stay. The Arizona Health Care Cost Containment System (the Arizona Medicaid Agency) and the Arizona Department of Health Services (the agency that administered the award of the contract) also subsequently filed requests with the DOA to reconsider and vacate the Stay. On June 13, 2013 the DOA ruled that the Stay will remain in effect and referred the Appeal for a hearing before an independent administrative law judge in the Arizona Office of Administrative Hearings (the "OAH"). The OAH has scheduled a hearing on the Appeal for August 12-14, 2013. There is no assurance that the Company will prevail on the Appeal or that the Stay will remain in effect. In the event that the Company does not prevail on the Appeal, the Company will likely incur shutdown costs pertaining to the contract, including severance and lease termination charges. As of June 30, 2013, the Company has not accrued any such shutdown costs, which are not estimated to be material.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2012 and 2013 (in thousands):

Segment	Term Date	2012	2013
Commercial
Customer A	December 31, 2013(1)	$96,106	$103,460
Customer B	December 31, 2019	67,381	70,919
Customer C	December 31, 2012 to December 14, 2013(2)(3)	60,923	38,776
Public Sector
Customer D	June 30, 2014(4)	111,259	129,471
Radiology Benefits Management
Customer E	December 31, 2015	53,405	60,602
Customer F	June 30, 2014	29,049	30,580
Customer G	July 31, 2015	28,092	32,708
Customer H	January 31, 2014	18,333	22,230
Pharmacy Solutions
Customer I	November 30, 2013 to December 31, 2013(2)	64,651	65,335
Customer J	September 1, 2013 to April 29, 2014(2)	30,643	28,478	*
Customer K	September 27, 2013 to December 31, 2013(2)	33,746	43,274
Customer L	September 30, 2013(5)	37,826	31,466

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

(3)
Revenues for the six months ended June 30, 2012 of $25.9 million relate to a contract that terminated as of December 31, 2012. The customer has informed the Company that is has decided not to renew the remaining contract after the contract expires on December 14, 2013.

(4)
Contract has options for the customer to extend the term for two additional one-year periods.

(5)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $182.4 million and $178.0 million for the six months ended June 30, 2012 and 2013, respectively. Net revenues from the Florida Areas in the aggregate totaled $67.7 million and $66.3 million for the six months ended June 30, 2012 and 2013, respectively.

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

Income Taxes

        The Company's effective income tax rates were 41.0 percent and 40.6 percent for the six months ended June 30, 2012 and 2013, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2013 is lower than the effective rate for the six months ended June 30, 2012 mainly due to differences in the Company's effective state tax rate.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2009. Further, it is reasonably possible the statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2009 will expire during 2013.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2012
Managed care and other revenue	$178,227	$410,136	$88,826	$56,527	$(16,718)	$716,998
Dispensing revenue	—	—	—	88,475	—	88,475
Cost of care	(110,847)	(355,113)	(57,874)	(14,714)	16,718	(521,830)
Cost of goods sold	—	—	—	(82,855)	—	(82,855)
Direct service costs and other	(42,456)	(23,304)	(13,582)	(26,948)	(34,043)	(140,333)
Stock compensation expense(1)	270	269	360	236	3,230	4,365

Segment profit (loss)	$25,194	$31,988	$17,730	$20,721	$(30,813)	$64,820

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2013
Managed care and other revenue	$199,538	$414,859	$92,715	$61,260	$(16,221)	$752,151
Dispensing revenue	—	—	—	90,597	—	90,597
Cost of care	(123,227)	(357,402)	(58,742)	(19,676)	16,221	(542,826)
Cost of goods sold	—	—	—	(84,979)	—	(84,979)
Direct service costs and other	(41,399)	(28,934)	(13,863)	(31,374)	(28,927)	(144,497)
Stock compensation expense(1)	133	267	457	380	3,365	4,602

Segment profit (loss)	$35,045	$28,790	$20,567	$16,208	$(25,562)	$75,048

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2012
Managed care and other revenue	$358,751	$799,024	$165,683	$117,425	$(37,826)	$1,403,057
Dispensing revenue	—	—	—	175,629	—	175,629
Cost of care	(223,019)	(699,425)	(108,284)	(34,221)	37,826	(1,027,123)
Cost of goods sold	—	—	—	(163,893)	—	(163,893)
Direct service costs and other	(84,818)	(43,901)	(27,068)	(55,967)	(65,168)	(276,922)
Stock compensation expense(1)	537	556	760	466	7,148	9,467

Segment profit (loss)	$51,451	$56,254	$31,091	$39,439	$(58,020)	$120,215

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2013
Managed care and other revenue	$387,375	$821,479	$182,993	$119,410	$(31,466)	$1,479,791
Dispensing revenue	—	—	—	184,718	—	184,718
Cost of care	(236,498)	(712,781)	(116,809)	(38,135)	31,466	(1,072,757)
Cost of goods sold	—	—	—	(173,587)	—	(173,587)
Direct service costs and other	(82,791)	(54,577)	(27,234)	(60,935)	(58,587)	(284,124)
Stock compensation expense(1)	266	574	891	700	7,809	10,240

Segment profit (loss)	$68,352	$54,695	$39,841	$32,171	$(50,778)	$144,281

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Segment profit	$64,820	$75,048	$120,215	$144,281
Stock compensation expense	(4,365)	(4,602)	(9,467)	(10,240)
Depreciation and amortization	(15,152)	(16,946)	(29,933)	(33,116)
Interest expense	(576)	(792)	(1,176)	(1,402)
Interest income	857	358	1,269	711

Income before income taxes	$45,584	$53,066	$80,908	$100,234

Quarter ended June 30, 2013 ("Current Year Quarter"), compared to the quarter ended June 30, 2012 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 12.0 percent or $21.3 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to new contracts implemented after (or during) the Prior Year Quarter of $15.3 million, favorable rate changes of $9.1 million, customer settlements in the Current Year Quarter of $6.7 million, and increased membership from existing customers of $6.8 million, which increases were partially offset by terminated contracts of $12.3 million, recognition in the Prior Year Quarter of performance-based revenue of $2.3 million, and other net decreases of $2.0 million.

Cost of Care

        Cost of care increased by 11.2 percent or $12.4 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to new contracts of $9.9 million, membership from existing customers of $4.8 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $1.0 million and unfavorable care trends and other net variances of $10.7 million, which increases were partially offset by terminated contracts of $9.6 million and favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $4.4 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 80.4 percent in the Prior Year Quarter to 81.4 percent in the Current Year Quarter, mainly due to unfavorable care trends in excess of favorable rate changes.

Direct Service Costs

        Direct service costs decreased by 2.5 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter mainly due to cost containment efforts. Direct service costs decreased as a percentage of revenue from 23.8 percent in the Prior Year Quarter to 20.7 percent in the Current Year Quarter, mainly due to favorable rate changes and changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 1.2 percent or $4.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after the Prior Year Quarter of $8.2 million and other net favorable variances of $0.2 million, which were partially offset by unfavorable rate changes of $2.3 million and decreased membership from existing customers of $1.4 million.

Cost of Care

        Cost of care increased by 0.6 percent or $2.3 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts of $7.7 million, favorable contractual settlements of $2.2 million in the Prior Year Quarter, and unfavorable care trends and other net variances of $2.0 million, which increases were partially offset by favorable prior period care development recorded in the Current Year Quarter of $6.2 million, care associated with rate changes for contracts with minimum care requirements of $1.8 million, and decreased membership from existing customers of $1.6 million. Cost of care decreased as a percentage of risk revenue from 88.3 percent in the Prior Year Quarter to 87.9 percent in the Current Year Quarter mainly due to changes in business mix.

Direct Service Costs

        Direct service costs increased by 24.2 percent or $5.6 million from the Prior Year Quarter to the Current Year Quarter, mainly due to costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 5.7 percent for the Prior Year Quarter to 7.0 percent in the Current Year Quarter mainly due to development costs for the Magellan Complete Care product.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 4.4 percent or $3.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $12.5 million, which increase was partially offset by favorable contractual settlements of $4.4 million in the Prior Year Quarter, the revenue impact of favorable prior period care development recorded in the Current Year Quarter of $1.8 million, unfavorable rate changes of $1.7 million, and other net unfavorable variances of $0.7 million.

Cost of Care

        Cost of care increased by 1.5 percent or $0.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts of $9.3 million, which increase was partially offset by favorable prior period medical claims development recorded in the Current Year Quarter of $4.1 million, favorable medical claims development for the Prior Year Quarter recorded after the Prior Year Quarter of $1.4 million and care trends and other net favorable variances of $2.9 million. Cost of care decreased as a percentage of risk revenue from 73.6 percent in the Prior Year Quarter to 70.7 percent in the Current Year Quarter mainly due to favorable medical claims development and favorable care trends.

Direct Service Costs

        Direct service costs increased by 2.1 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter mainly due to new business. As a percentage of revenue, direct service costs decreased from 15.3 percent in the Prior Year Quarter to 15.0 percent in the Current Year Quarter, mainly due to changes in business mix.

Pharmacy Solutions

Net Revenue

        Net revenue related to Pharmacy Solutions increased by 4.7 percent or $6.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new business of $5.9 million (mainly PBM), net increased dispensing activity from existing customers of $3.0 million, and other net increases of $0.9 million, which increases were partially offset by retroactive revenue adjustments recorded in the Prior Year Quarter of $2.0 million and terminated contracts of $0.9 million.

Cost of Care

        Cost of care increased by 33.7 percent or $5.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new PBM business of $5.2 million. Cost of care increased as a percentage of risk revenue from 88.0 percent in the Prior Year Quarter to 90.9 percent in the Current Year Quarter, mainly due to the impact of PBM new business.

Cost of Goods Sold

        Cost of goods sold increased by 2.6 percent or $2.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased dispensing activity from existing customers. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 93.6 percent in the Prior Year Quarter to 93.8 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 16.4 percent or $4.4 million from the Prior Year Quarter to the Current Year Quarter. This increase mainly relates to implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs increased from 18.6 percent in the Prior Year Quarter to 20.7 percent in the Current Year Quarter, mainly due to implementation costs and ongoing costs to support new business.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment decreased by 15.0 percent or $5.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease results primary from expenses recorded in the Prior Year Quarter for growth initiatives. As a percentage of total net revenue, other operating expenses decreased from 4.2 percent for the Prior Year Quarter to 3.4 percent for the Current Year Quarter, primarily due to increased revenue from new business, as well as the inclusion in the Prior Year Quarter of expenses incurred to support growth initiatives.

Depreciation and Amortization

        Depreciation and amortization expense increased by 11.8 percent or $1.8 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter.

Interest Expense

        Interest expense increased by 37.5 percent or $0.2 million from the Prior Year Quarter to the Current Year Quarter, mainly due to capital lease additions after the Prior Year Quarter.

Interest Income

        Interest income decreased by 58.2 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter, mainly due to lower yields on investments in Current Year Quarter.

Income Taxes

        The Company's effective income tax rates were 40.8 percent and 40.7 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter is lower than the Prior Year Quarter effective rate mainly due to differences in the Company's effective state tax rate.

Six months ended June 30, 2013 ("Current Year Period"), compared to the six months ended June 30, 2012 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 8.0 percent or $28.6 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to new contracts implemented after (or during) the Prior Year Period of $30.9 million, favorable rate changes of $22.8 million, customers settlements in the Current Year Period of $6.7 million, and increased membership from existing customers of $6.6 million, which increases were partially offset by terminated contracts of $26.7 million, performance-based revenue recorded in the Prior Year Period of $8.9 million, and other net decreases of $2.8 million.

Cost of Care

        Cost of care increased by 6.0 percent or $13.5 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to new contracts of $20.8 million, increased membership from existing customers of $3.7 million, favorable prior period medical claims development recorded in the Prior Year Period of $2.7 million, and unfavorable care trends and other net variances of $15.2 million, which increases were partially offset by terminated contracts of $21.3 million, favorable prior period medical claims development recorded in the Current Year Period of $4.4 million, and favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $3.2 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 81.6 percent in the Prior Year Period to 79.0 percent in the Current Year Period, mainly due to favorable rate changes in excess of unfavorable care trends and business mix.

Direct Service Costs

        Direct service costs decreased by 2.4 percent or $2.0 million from the Prior Year Period to the Current Year Period mainly due to cost containment efforts. Direct service costs decreased as a percentage of revenue from 23.6 percent in the Prior Year Period to 21.4 percent in the Current Year Period, mainly due to cost containment efforts and the impact of increased revenue from favorable rate changes.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 2.8 percent or $22.5 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $41.6 million, which was partially offset by decreased membership from existing customers of $9.9 million, unfavorable rate changes of $9.1 million, and other net unfavorable variances of $0.1 million.

Cost of Care

        Cost of care increased by 1.9 percent or $13.4 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts of $33.0 million and favorable contractual settlements of $2.2 million in the Prior Year Period, which increases were partially offset by decreased membership from existing customers of $9.9 million, favorable prior period medical claims development recorded in the Current Year Period of $7.8 million, care associated with rate changes for contracts with minimum care requirements of $4.0 million, and other net favorable variances of $0.1 million.

Cost of care decreased as a percentage of risk revenue from 88.8 percent in the Prior Year Period to 88.5 percent in the Current Year Period mainly due to changes in business mix.

Direct Service Costs

        Direct service costs increased by 24.3 percent or $10.7 million from the Prior Year Period to the Current Year Period, mainly due to costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 5.5 percent for the Prior Year Period to 6.6 percent in the Current Year Period mainly due to development costs for the Magellan Complete Care product.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 10.4 percent or $17.3 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $26.3 million and increased membership from existing customers of $2.2 million, which increases were partially offset by contractual settlements of $4.4 million in the Prior Year Period, the revenue impact of favorable prior period care development recorded in the Current Year Period of $2.0 million, unfavorable rate changes of $2.6 million, and other net unfavorable variances of $2.2 million.

Cost of Care

        Cost of care increased by 7.9 percent or $8.5 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to new contracts of $21.1 million, which increase was partially offset by favorable prior period medical claims development recorded in the Current Year Period of $5.0 million, favorable medical claims development for the Prior Year Period recorded after the Prior Year Period of $3.1 million, and care trends and other net favorable variances of $4.5 million. Cost of care decreased as a percentage of risk revenue from 74.7 percent in the Prior Year Period to 71.6 percent in the Current Year Period mainly due to favorable medical claims development and care trends.

Direct Service Costs

        Direct service costs increased by 0.6 percent or $0.2 million from the Prior Year Period to the Current Year Period. As a percentage of revenue, direct service costs decreased from 16.3 percent in the Prior Year Period to 14.9 percent in the Current Year Period, mainly due to changes in business mix.

Pharmacy Solutions

Net Revenue

        Net revenue related to Pharmacy Solutions increased by 3.8 percent or $11.1 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new business of $11.0 million (mainly PBM) and net increased dispensing activity from existing customers of $12.9 million, which increases were partially offset by a reduction to revenue associated with profit share recorded due to favorable cost of care trends of $6.4 million, terminated contracts of $5.4 million, and retroactive revenue adjustments recorded in the Prior Year Period of $1.0 million.

Cost of Care

        Cost of care increased by 11.4 percent or $3.9 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new PBM business of $10.1 million, which increase was partially offset by favorable care trends of $6.2 million. Cost of care increased as a percentage of risk revenue from 90.5 percent in the Prior Year Period to 90.9 percent in the Current Year Period, mainly due to business mix.

Cost of Goods Sold

        Cost of goods sold increased by 5.9 percent or $9.7 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased dispensing activity of $13.2 million and other net favorable activity of $0.3 million, which increases were partially offset by terminated contracts of $3.8 million. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 93.3 percent in the Prior Year Period to 94.0 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 8.9 percent or $5.0 million from the Prior Year Period to the Current Year Period. This increase mainly relates to implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 19.1 percent in the Prior Year Period to 20.0 percent in the Current Year Period, mainly due to implementation costs and ongoing costs to support new business.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment decreased by 10.1 percent or $6.6 million from the Prior Year Period to the Current Year Period. The decrease results primary from expenses recorded in the Prior Year Period for growth initiatives. As a percentage of total net revenue, other operating expenses decreased from 4.1 percent for the Prior Year Period to 3.5 percent for the Current Year Period, primarily due to increased revenue from new business, as well as the inclusion in the Prior Year Period of expenses incurred to support growth initiatives.

Depreciation and Amortization

        Depreciation and amortization expense increased by 10.6 percent or $3.2 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period.

Interest Expense

        Interest expense increased by 19.2 percent or $0.2 million from the Prior Year Period to the Current Year Period, primarily due to capital leases additions after the Prior Year Period.

Interest Income

        Interest income decreased by 44.0 percent or $0.6 million from the Prior Year Period to the Current Year Period, primarily due to lower yields on investments in the Current Year Period.

Income Taxes

        The Company's effective income tax rates were 41.0 percent and 40.6 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Current Year Period is lower than the Prior Year Period effective rate mainly due to differences in the Company's effective state tax rate.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of June 30, 2013, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $75.0 million and $86.9 million for the Prior Year Period and Current Year Period, respectively. The $11.9 million increase in operating cash flows from the Prior Year Period to the Current Year Period is primarily attributable to the increase in Segment Profit between periods and the impact of the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change. Partially offsetting these items is the increase in tax payments and the net unfavorable impact of working capital changes between periods.

        Segment Profit for the Current Year Period increased $24.1 million from the Prior Year Period. During the Prior Year Period, restricted investments of $19.5 million were shifted to restricted cash that reduced operating cash flows, with restricted cash of $31.2 million shifted to restricted investments during the Current Year Period that increased operating cash flows. The net impact of the shift in restricted funds between periods is an increase in operating cash flows of $50.7 million. Tax payments for the Current Year Period totaled $41.6 million, which represents an increase of $14.2 million from the Prior Year Period. The net unfavorable impact of working capital changes between periods totaled $48.7 million, and is largely attributable to increases in management incentive payments, accounts receivable and pharmaceutical inventory levels, as well as a net increase in restricted cash requirements associated with the Company's regulated entities.

        During the Current Year Period, the Company's restricted cash decreased $37.1 million. The change in restricted cash is attributable to the net shift of restricted cash to restricted investments of $31.2 million and a reduction in restricted cash of $6.5 million associated with the Company's regulated entities, partially offset by other net increases of $0.6 million. The net change in restricted cash for the Company's regulated entities is attributable to a net reduction in restricted cash of $18.7 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows, and a net increase of $12.2 million in restricted cash requirements that resulted in an operating cash flow use.

        Investing Activities.    The Company utilized $36.9 million and $27.0 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Period were $20.2 million and $16.7 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $7.9 million and $19.1 million, respectively. During the Prior Year Period the Company received net cash of $7.7 million for the net maturity of "available for sale" securities, with the Company using net cash of $26.3 million during the Current Year Period for the net purchase of "available-for-sale" securities. In addition, during the Current Year Period the Company executed a note receivable in the amount of $5.9 million and purchased preferred stock of $2.0 million from a third party. These transactions were made to support the growth initiatives involving Medicaid and other special populations.

        Financing Activities.    During the Prior Year Period, the Company received $3.0 million from the exercise of stock options and had other net unfavorable items of $0.7 million.

        During the Current Year Period, the Company paid $49.5 million for the repurchase of treasury stock under the Company's share repurchase program, paid $1.8 million on capital lease obligations, and had other net unfavorable items of $0.7 million. In addition, the Company received $16.1 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2013, the Company expects to fund its estimated capital expenditures of $25 million to $35 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2011 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2013. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        Stock Repurchases.    On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013.

        Stock repurchases under the program may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 955,776 shares of the Company's common stock at an average price of $50.23 per share for an aggregate cost of $48.0 million (excluding broker commissions) during the six months ended June 30, 2013. As of June 30, 2013, the total dollar value remaining under the current authorization was $96.2 million.

        The Company made no open market purchases for the period from July 1, 2013 through July 24, 2013.

        Off-Balance Sheet Arrangements.    As of June 30, 2013, the Company has no material off-balance sheet arrangements.

        2011 Credit Facility.    On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). Citibank, N.A., has assigned a portion of its interest in the 2011 Credit Facility to Bank of Tokyo. The 2011 Credit Facility is guaranteed by substantially all of the subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility will mature on December 9, 2014.

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

        The 2011 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2011 Credit Facility pursuant to its terms, would result in an event of default under the 2011 Credit Facility. As of June 30, 2013, the Company was in compliance with all covenants, including financial covenants, under the 2011 Credit Facility.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of June 30, 2013, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of June 30, 2013. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On July 25, 2012, the Company filed a lawsuit currently pending in the United States District Court for the District of Connecticut against two former employees and a corporation partially-owned by one of such former employees asserting claims for violation of contractual restrictive covenants and common law obligations owed to the Company arising from actions of such former employees in connection with their employment by the defendant corporation. The Company's complaint alleges claims for breach of contract and breach of the covenant of good dealing against the individual former employees; tortious interference with contract against the defendant corporation; and violation of the Connecticut Uniform Trade Secrets Act, civil conspiracy, and violation of the Connecticut Unfair Trade Practices Act against all defendants arising out of activity undertaken by the former employees on behalf of the defendant corporation in competition with the Company's specialty pharmacy business. The Company is seeking a permanent injunction and recovery of compensatory and punitive damages and an award of attorneys' fees and costs. On December 18, 2012, the defendant corporation filed counterclaims against the Company in which it asserts tortious interference with business expectancy, abuse of process, and violation of the Connecticut Unfair Trade Practices Act arising out of the Company's efforts to enforce its contractual and legal rights. On June 10, 2013, the defendant corporation disclosed an alleged damages computation in the amount of $155 million in lost profits plus unspecified business diminution damages. The Company believes the counterclaims and damages calculations of the defendant corporation are without merit and is defending them vigorously.

        The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance in this regard.

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

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 955,776 shares of the Company's common stock at an average price of $50.23 per share for an aggregate cost of $48.0 million (excluding broker commissions) during the period January 1, 2013 through June 30, 2013.

        Following is a summary of stock repurchases made during the three months ended June 30, 2013:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)(1)(2)
April 1 - 30, 2013	269,015	$49.81	269,015	$103,704
May 1 - 31, 2013	146,971	$51.22	146,971	96,176
June 1 - 30, 2013	—	—	—	96,176

	415,986		415,986	$96,176

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        The Company made no open market purchases for the period from July 1, 2013 through July 22, 2013.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        On July 24, 2013 the Company's board of directors approved an increase and extension of the current $200 million stock repurchase plan which authorizes the Company to purchase up to $300 million of its outstanding common stock through October 25, 2015. As of July 24, 2013, the total dollar value remaining under the increased authorization was $196.2 million. The shares may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2013	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)