Form 10-Q
period 2013-09-30
MAGELLAN HEALTH SERVICES INC
filed 2013-10-24
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

         The number of shares of the registrant's Ordinary Common Stock outstanding as of September 30, 2013 was 27,067,781.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2012	September 30, 2013 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$189,464	$281,792
Restricted cash	226,554	208,567
Accounts receivable, less allowance for doubtful accounts of $4,612 and $4,621 at December 31, 2012 and September 30, 2013, respectively	138,253	157,248
Short-term investments (restricted investments of $88,332 and $139,758 at December 31, 2012 and September 30, 2013, respectively)	201,127	212,949
Deferred income taxes	31,698	29,546
Pharmaceutical inventory	45,727	47,407
Other current assets (restricted deposits of $20,846 and $26,563 at December 31, 2012 and September 30, 2013, respectively)	38,595	48,244

Total Current Assets	871,418	985,753
Property and equipment, net	136,548	163,552
Long-term investments (restricted investments of $32,563 and $14,747 at December 31, 2012 and September 30, 2013, respectively)	32,563	15,629
Other long-term assets	9,730	15,052
Goodwill	426,939	426,939
Other intangible assets, net	34,935	28,072

Total Assets	$1,512,133	$1,634,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,081	$15,930
Accrued liabilities	100,778	107,190
Medical claims payable	198,429	217,290
Other medical liabilities	76,914	74,197
Current maturities of long-term capital lease obligations	—	2,846

Total Current Liabilities	393,202	417,453
Long-term capital lease obligations	—	24,167
Deferred income taxes	34,086	32,766
Tax contingencies	60,697	32,846
Deferred credits and other long-term liabilities	6,815	9,036

Total Liabilities	494,800	516,268

Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2012 and September 30, 2013—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2012 and September 30, 2013—Issued and outstanding—45,928 and 27,353 shares at December 31, 2012, respectively, and 46,599 and 27,068 shares at September 30, 2013, respectively	459	466
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	848,238	890,932
Retained earnings	975,232	1,082,002
Accumulated other comprehensive loss	(35)	(72)
Ordinary common stock in treasury, at cost, 18,575 and 19,531 shares at December 31, 2012 and September 30, 2013, respectively	(806,561)	(854,599)

Total Stockholders' Equity	1,017,333	1,118,729

Total Liabilities and Stockholders' Equity	$1,512,133	$1,634,997

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net revenue:
Managed care and other	$711,092	$775,957	$2,114,149	$2,255,748
Dispensing	87,345	97,641	262,974	282,359

Total net revenue	798,437	873,598	2,377,123	2,538,107

Cost and expenses:
Cost of care	516,238	570,187	1,543,361	1,642,944
Cost of goods sold	81,662	91,853	245,555	265,440
Direct service costs and other operating expenses(1)	135,574	156,834	412,496	440,958
Depreciation and amortization	15,239	17,654	45,172	50,770
Interest expense	537	789	1,713	2,191
Interest income	(350)	(291)	(1,619)	(1,002)

	748,900	837,026	2,246,678	2,401,301

Income before income taxes	49,537	36,572	130,445	136,806
(Benefit) provision for income taxes	(16,725)	(10,660)	16,420	30,036

Net income	66,262	47,232	114,025	106,770
Net income per common share—basic (See Note B)	$2.41	$1.75	$4.17	$3.96
Net income per common share—diluted (See Note B)	$2.36	$1.70	$4.10	$3.87
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities(2)	120	110	208	(37)

Comprehensive income	$66,382	$47,342	$114,233	$106,733

(1)
Includes stock compensation expense of $4,468 and $4,524 for the three months ended September 30, 2012 and 2013, respectively, and $13,935 and $14,764 for the nine months ended September 30, 2012 and 2013, respectively.

(2)
Net of income tax provision (benefit) of $78 and $74 for the three months ended September 30, 2012 and 2013, respectively, and $134 and $(25) for the nine months ended September 30, 2012 and 2013, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2012	2013
Cash flows from operating activities:
Net income	$114,025	$106,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,172	50,770
Non-cash interest expense	544	552
Non-cash stock compensation expense	13,935	14,764
Non-cash income tax expense (benefit)	12,395	(164)
Non-cash amortization on investments	5,373	7,273
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(59,777)	17,987
Accounts receivable, net	604	(19,231)
Pharmaceutical inventory	(2,002)	(1,680)
Other assets	(4,218)	(9,781)
Accounts payable and accrued liabilities	(17,854)	6,685
Medical claims payable and other medical liabilities	37,422	16,144
Tax contingencies	(34,616)	(22,981)
Other	654	4,174

Net cash provided by operating activities	111,657	171,282

Cash flows from investing activities:
Capital expenditures	(53,049)	(42,091)
Purchase of investments	(197,525)	(235,946)
Maturity of investments	215,150	233,723
Other	—	(7,900)

Net cash used in investing activities	(35,424)	(52,214)

Cash flows from financing activities:
Payments to acquire treasury stock	—	(49,462)
Proceeds from exercise of stock options and warrants	13,092	24,548
Payments on capital lease obligations	—	(2,310)
Other	135	484

Net cash provided by (used in) financing activities	13,227	(26,740)

Net increase in cash and cash equivalents	89,460	92,328
Cash and cash equivalents at beginning of period	119,862	189,464

Cash and cash equivalents at end of period	$209,322	$281,792

Supplemental cash flow data:
Non-cash investing activites:
Property and equipment acquired under capital leases	$—	$29,323

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on this Form 10-Q. Other than as described in Note E—"Subsequent Events", the Company did not have any material recognizable subsequent events during this period.

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

September 30, 2013

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

The Company's Pharmacy Solutions services include (i) pharmacy benefit management ("PBM") programs; (ii) specialty contracting and formulary optimization programs; (iii) specialty pharmaceutical dispensing operations; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service or benefit reimbursement. The Company's pharmacy solutions are provided under contracts with health plans, employers, Medicaid managed care organizations ("MCOs"), state Medicaid programs, and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements.

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

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

ASU are effective prospectively for reporting periods beginning after December 15, 2012 and were adopted by the Company during the quarter ended March 31, 2013. The guidance did not impact the Company's consolidated results of operations, financial position, or cash flows.

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $631.6 million and $1,871.4 million for the three and nine months ended September 30, 2012, respectively, and $673.6 million and $1,957.9 million for the three and nine months ended September 30, 2013, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

are performed and as costs are incurred. Revenues from these contracts approximated $33.8 million and $104.8 million for the three and nine months ended September 30, 2012, respectively, and $52.6 million and $152.9 million for the three and nine months ended September 30, 2013, respectively.

        Block Grant Revenues.    Public Sector has a contract that is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $32.6 million and $90.5 million for the three and nine months ended September 30, 2012, respectively, and $32.3 million and $96.9 million for the three and nine months ended September 30, 2013, respectively.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $2.6 million and $14.5 million for the three and nine months ended September 30, 2012, respectively, and $2.7 million and $6.1 million for the three and nine months ended September 30, 2013, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues were $10.3 million and $29.3 million for the three and nine months ended September 30, 2012, respectively, and $8.8 million and $25.6 million for the three and nine months ended September 30, 2013, respectively.

Dispensing Revenue

        The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $87.3 million and $263.0 million for the three and nine months ended September 30, 2012, respectively, and $97.6 million and $282.4 million for the three and nine months ended September 30, 2013, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 685,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RHBA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract").

        The Maricopa Contract is for the management of the publicly funded behavioral health system that delivers mental health, substance abuse and crisis services for adults, youth, and children. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and was scheduled to expire on October 1, 2013. The Company and the State of Arizona have agreed to extend the Maricopa Contract through March 31, 2014. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and, after January 1, 2014, without cause upon 30 days prior notice to the Company. The Maricopa Contract generated net revenues of $566.2 million and $557.6 million for the nine months ended September 30, 2012 and 2013, respectively.

        The State of Arizona had previously issued a Solicitation for a new RBHA for Maricopa County (the "New Contract") to replace the current contract with the Company to be effective on October 1, 2013. The New Contract is for the management of the publicly funded behavioral health system currently provided by the Company under the Maricopa Contract, and also includes an integrated behavioral and physical health care system for a small number of individuals with serious mental illness. Magellan Complete Care of Arizona, a joint venture owned 80% by the Company and 20% by Vanguard/Phoenix Health Plan, previously submitted a bid for the Contract.

        On March 25, 2013, the Company was notified that Magellan Complete Care of Arizona was not selected as the RBHA for the New Contract. On April 3, 2013, the Company filed a formal protest regarding the State's decision to award the RBHA in Maricopa County to another vendor. On April 17, 2013, the Arizona Department of Health Services denied the Company's protest. On May 9, 2013, the Company filed an appeal of the denial of its protest (the "Appeal") with the Arizona Department of Administration (the "DOA"), the agency responsible for considering appeals of procurement protest denials. The Company also filed with the DOA a motion to stay the award and implementation of the contract pending a decision on the Appeal. On May 21, 2013, the DOA granted the Company's motion and issued a stay of the award and implementation of the contract pending resolution of the Appeal by the DOA (the "Stay").

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

        On June 13, 2013 the DOA referred the Appeal for a hearing before an independent administrative law judge in the Arizona Office of Administrative Hearings (the "OAH"). The OAH held an evidentiary hearing on the Appeal on September 18-27, 2013. Post-hearing briefing will be completed by October 29, 2013 and the Company anticipates the administrative law judge will issue her decision and recommendation to DOA on or before November 18, 2013. The DOA will then have 30 days to review the administrative law judge's decision and recommendation and issue its decision on Magellan's appeal of the protest denial. There is no assurance that the Company will prevail on the Appeal or that the Stay will remain in effect.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2012 and 2013 (in thousands):

Segment	Term Date	2012	2013
Commercial
Customer A	Mid-2014(1)	$144,499	$156,269
Customer B	December 31, 2019	101,249	106,433
Customer C	December 31, 2012 to December 14, 2013(2)(3)	89,592	58,246
Public Sector
Customer D	June 30, 2014(4)	175,440	209,266
Radiology Benefits Management
Customer E	December 31, 2015	83,158	96,402
Customer F	June 30, 2014	44,959	43,490
Customer G	July 31, 2015	42,458	47,161
Customer H	January 31, 2014	27,824	34,338
Pharmacy Solutions
Customer I	November 30, 2013 to December 31, 2013(2)	98,128	99,599
Customer J	December 31, 2013(5)	45,018	43,315	*
Customer K	December 31, 2013(5)	53,640	68,166
Customer L	September 30, 2013(6)	53,259	48,527

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has informed the Company that, after a competitive evaluation process, it has decided not to renew its contract after the contract expires on December 31, 2013. The Company anticipates the contract will extend through mid-2014 to allow for transition to new vendor.

(2)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

(3)
Revenues for the nine months ended September 30, 2012 of $38.0 million relate to a contract that terminated as of December 31, 2012. The customer has informed the Company that is has decided not to renew the remaining contract after the contract expires on December 14, 2013.

(4)
Contract has options for the customer to extend the term for two additional one-year periods.

(5)
The Company has received notification that the customer will not renew its contracts for specialty pharmacy and related services. The Company has multiple contracts that are currently scheduled to terminate on December 31, 2013.

(6)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $269.8 million and $269.1 million for the nine months ended September 30, 2012 and 2013, respectively. Net revenues from the Florida Areas in the aggregate totaled $100.6 million and $97.8 million for the nine months ended September 30, 2012 and 2013, respectively.

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

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2012 and September 30, 2013 (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(1)	$—	$102,137	$—	$102,137
Restricted cash(2)	—	82,839	—	82,839
Investments:
U.S. government and agency securities	1,065	—	—	1,065
Obligations of government-sponsored enterprises(3)	—	6,128	—	6,128
Corporate debt securities	—	214,547	—	214,547
Taxable municipal bonds	—	11,800	—	11,800
Certificates of deposit	—	150	—	150

December 31, 2012	$1,065	$417,601	$—	$418,666

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(4)	$—	$75,861	$—	$75,861
Restricted cash(5)	—	117,611	—	117,611
Investments:
U.S. government and agency securities	1,130	—	—	1,130
Obligations of government-sponsored enterprises(3)	—	8,410	—	8,410
Corporate debt securities	—	218,288	—	218,288
Taxable municipal bonds	—	600	—	600
Certificates of deposit	—	150	—	150

September 30, 2013	$1,130	$420,920	$—	$422,050

(1)
Excludes $87.3 million of cash held in bank accounts by the Company.

(2)
Excludes $143.7 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $205.9 million of cash held in bank accounts by the Company.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

(5)
Excludes $91.0 million of restricted cash held in bank accounts by the Company.

        For the nine months ended September 30, 2013, the Company has not transferred any assets between fair value measurement levels.

        All of the Company's investments are classified as "available-for- sale" and are carried at fair value.

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

        As of December 31, 2012 and September 30, 2013, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the nine months ended September 30, 2012 or 2013. The following is a summary of short-term and long-term investments at December 31, 2012 and September 30, 2013 (in thousands):

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$1,130	$—	$—	$1,130
Obligations of government-sponsored enterprises(1)	8,408	3	(1)	8,410
Corporate debt securities	218,411	28	(151)	218,288
Taxable municipal bonds	600	—	—	600
Certificates of deposit	150	—	—	150

Total investments at September 30, 2013	$228,699	$31	$(152)	$228,578

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of September 30, 2013 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2013	$99,253	$99,211
2014	121,593	121,522
2015	7,853	7,845

Total investments at September 30, 2013	$228,699	$228,578

Note Receivable and Preferred Stock

        The Company holds a 7% equity interest in AlphaCare of New York, Inc. ('AlphaCare") through an equity investment of $2.0 million in preferred membership units of AlphaCare's current holding company, AlphaCare Holdings, LLC on May 17, 2013. During the current year, the Company also loaned $5.9 million to AlphaCare Holdings, LLC pursuant to a promissory note (the "Note") which was secured by a pledge of all of the outstanding stock of AlphaCare. AlphaCare is a newly licensed HMO in New York that operates a New York Managed Long-Term Care Plan ("MLTCP") in Bronx, New York, Queens, Kings and Westchester Counties, and Medicare Plans in Bronx, New York, Queens and Kings Counties.

        On August 13, 2013, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") under which it agreed to acquire a 65% equity interest in AlphaCare through an investment in its holding company.

        As contemplated by the Stock Purchase Agreement, AlphaCare Holdings, LLC will merge with and into AlphaCare Holdings, Inc. ("AlphaCare Holdings"), a recently-formed Delaware holding corporation, and the Company's 7% equity interest and the Note will be converted into shares of Series A Participating Preferred Stock ("Series A Preferred") of AlphaCare Holdings. The Company will also purchase additional shares of Series A Preferred stock such that it will own 65% of the outstanding shares of AlphaCare Holdings for an aggregate acquisition price of $25.5 million, including its original investment of $7.9 million.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

        The closing of the Stock Purchase Agreement is subject to various conditions, including approval of the New York State Department of Health. The Company expects that the closing of the Stock Purchase Agreement will occur in late 2013 or early 2014.

Income Taxes

        The Company's effective income tax rates were 12.6 percent and 22.0 percent for the nine months ended September 30, 2012 and 2013, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2012 is lower than the effective rate for the nine months ended September 30, 2013 mainly due to lower reversals of tax contingencies in the current year from the closure of statutes of limitation.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2009. Further, the statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2009 closed during the current quarter. As a result, $27.2 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2012 were reversed in the current quarter, of which $22.7 million is reflected as a discrete reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in the current quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Stock Compensation

        At December 31, 2012 and September 30, 2013, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company recorded stock compensation expense of $4.5 million and $13.9 million for the three and nine months ended September 30, 2012, respectively, and $4.5 million and $14.8 million for the three and nine months ended September 30, 2013, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2013 has been reduced for estimated forfeitures, estimated at four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2013 was $12.10 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 27.86 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the nine months ended September 30,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

2012 and 2013, $0.9 million and $1.1 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the nine months ended September 30, 2012 the net change to additional paid in capital related to tax benefits (deficiencies) was $0.6 million, which includes the $0.9 million of excess tax benefits offset by $(0.3) million of tax deficiencies. For the nine months ended September 30, 2013, the net change to additional paid in capital related to tax benefits (deficiencies) was $0.4 million, which includes the $1.1 million of excess tax benefits offset by $(0.7) million of excess tax deficiencies.

        Summarized information related to the Company's stock options for the nine months ended September 30, 2013 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,268,240	$44.35
Granted	981,133	52.65
Forfeited	(101,476)	49.02
Exercised	(562,554)	43.22

Outstanding, end of period	4,585,343	$46.16

Vested and expected to vest at end of period	4,538,122	$46.11

Exercisable, end of period	2,519,497	$42.84

        With the exception of options granted to the Company's CEO, generally all of the Company's options granted during the nine months ended September 30, 2013 vest ratably on each anniversary date over the three years subsequent to grant. During the nine months ended September 30, 2013, the Company granted options to the Company's CEO which vest over four year annual installments, with 16.7 percent, 33.3 percent, 33.3 percent, and 16.7 percent vesting in 2014, 2015, 2016, and 2017, respectively. All options granted during the nine months ended September 30, 2013 have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	23,672	$42.25
Awarded	16,569	52.82
Vested	(23,672)	42.25
Forfeited	—	—

Outstanding, ending of period	16,569	$52.82

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	202,690	$47.38
Awarded	98,580	52.62
Vested	(95,138)	46.72
Forfeited	(5,935)	49.39

Outstanding, ending of period	200,197	$50.21

        Grants of restricted stock awards vest on the anniversary of the grant. With the exception of restricted stock units awarded to the Company's CEO during the nine months ended September 30, 2013, generally all of the Company's restricted stock units vest ratably on each anniversary over the three years subsequent to grant, assuming that the associated performance hurdle(s) for that vesting year are met. During the nine months ended September 30, 2013, the Company granted restricted stock units to the Company's CEO which vest over four year annual installments, with 16.7 percent, 33.3 percent, 33.3 percent, and 16.7 percent vesting in 2014, 2015, 2016, and 2017, respectively, assuming the associated performance hurdle(s) for that vesting year are met.

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

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE A—General (Continued)

        There were no capital lease obligations at December 31, 2012 and $27.0 million of capital lease obligations at September 30, 2013. The Company had $32.0 million and $32.4 million of letters of credit outstanding at December 31, 2012 and September 30, 2013, respectively, and no revolving loan borrowings at December 31, 2012 or September 30, 2013.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B—Net Income per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the computations of net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Numerator:
Net income	$66,262	$47,232	$114,025	$106,770

Denominator:
Weighted average number of common shares outstanding—basic	27,521	26,990	27,346	26,976
Common stock equivalents—stock options	426	655	395	539
Common stock equivalents—restricted stock	7	4	10	11
Common stock equivalents—restricted stock units	87	54	83	35
Common stock equivalents—employee stock purchase plan	1	1	1	2

Weighted average number of common shares outstanding—diluted	28,042	27,704	27,835	27,563

Net income per common share—basic	$2.41	$1.75	$4.17	$3.96

Net income per common share—diluted	$2.36	$1.70	$4.10	$3.87

        The weighted average number of common shares outstanding for the three and nine months ended September 30, 2012 and 2013 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2012 and 2013 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 2.3 million and 2.2 million options for the three and nine months ended September 30, 2012, respectively, and 0.9 million and 0.9 million for the three and nine months ended September 30, 2013, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE B—Net Income per Common Share (Continued)

period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2012
Managed care and other revenue	$176,713	$407,265	$88,126	$54,421	$(15,433)	$711,092
Dispensing revenue	—	—	—	87,345	—	87,345
Cost of care	(100,973)	(358,959)	(58,080)	(13,659)	15,433	(516,238)
Cost of goods sold	—	—	—	(81,662)	—	(81,662)
Direct service costs and other	(43,007)	(22,948)	(14,045)	(27,565)	(28,009)	(135,574)
Stock compensation expense(1)	293	278	419	238	3,240	4,468

Segment profit (loss)	$33,026	$25,636	$16,420	$19,118	$(24,769)	$69,431

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2013
Managed care and other revenue	$190,655	$445,260	$94,125	$63,008	$(17,091)	$775,957
Dispensing revenue	—	—	—	97,641	—	97,641
Cost of care	(118,022)	(382,913)	(65,403)	(20,940)	17,091	(570,187)
Cost of goods sold	—	—	—	(91,853)	—	(91,853)
Direct service costs and other	(47,032)	(27,826)	(13,990)	(32,281)	(35,705)	(156,834)
Stock compensation expense(1)	124	259	384	198	3,559	4,524

Segment profit (loss)	$25,725	$34,780	$15,116	$15,773	$(32,146)	$59,248

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2012
Managed care and other revenue	$535,464	$1,206,289	$253,809	$171,846	$(53,259)	$2,114,149
Dispensing revenue	—	—	—	262,974	—	262,974
Cost of care	(323,992)	(1,058,384)	(166,364)	(47,880)	53,259	(1,543,361)
Cost of goods sold	—	—	—	(245,555)	—	(245,555)
Direct service costs and other	(127,825)	(66,850)	(41,113)	(83,532)	(93,176)	(412,496)
Stock compensation expense(1)	830	835	1,179	704	10,387	13,935

Segment profit (loss)	$84,477	$81,890	$47,511	$58,557	$(82,789)	$189,646

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2013
Managed care and other revenue	$578,030	$1,266,739	$277,118	$182,418	$(48,557)	$2,255,748
Dispensing revenue	—	—	—	282,359	—	282,359
Cost of care	(354,520)	(1,095,694)	(182,212)	(59,075)	48,557	(1,642,944)
Cost of goods sold	—	—	—	(265,440)	—	(265,440)
Direct service costs and other	(129,823)	(82,403)	(41,224)	(93,216)	(94,292)	(440,958)
Stock compensation expense(1)	390	833	1,275	898	11,368	14,764

Segment profit (loss)	$94,077	$89,475	$54,957	$47,944	$(82,924)	$203,529

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Segment profit	$69,431	$59,248	$189,646	$203,529
Stock compensation expense	(4,468)	(4,524)	(13,935)	(14,764)
Depreciation and amortization	(15,239)	(17,654)	(45,172)	(50,770)
Interest expense	(537)	(789)	(1,713)	(2,191)
Interest income	350	291	1,619	1,002

Income before income taxes	$49,537	$36,572	$130,445	$136,806

NOTE D—Commitments and Contingencies

Legal

        The management and administration of the delivery of specialty managed healthcare entails significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense.

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

Stock Repurchases

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. On July 24, 2013 the Company's board of directors approved an increase and extension of the stock repurchase plan which authorizes the Company to purchase up to $300 million of its outstanding stock through October 25, 2015.

        Stock repurchases under the program may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 955,776 shares of the Company's common stock at an average price of $50.23 per share for an aggregate cost of $48.0 million (excluding broker commissions) during the nine months ended September 30, 2013. As of September 30, 2013, the total dollar value remaining under the current authorization was $196.2 million.

        The Company made no open market purchases for the period from October 1, 2013 through October 21, 2013.

NOTE E—Subsequent Events

Acquisition of Partners Rx Management LLC

        Pursuant to the September 6, 2013 Agreement and Plan of Merger (the "Merger Agreement") with Partners Rx Management, LLC ("Partners Rx"), on October 1, 2013 the Company acquired (the "Acquisition") all of the outstanding ownership interests of Partners Rx. Partners Rx is a privately held, full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through third party administrators ("TPAs"), consultants and brokers. As consideration for the Acquisition, the Company paid $100 million in cash, subject to working capital adjustments. The Company funded the Acquisition with cash on hand.

        Pursuant to the Merger Agreement, certain principal owners of Partners Rx purchased a total of $10 million in the Company's restricted stock at a price equal to the average of the closing prices of the Company's stock for the five trading day period ended on the day prior to the execution of the Merger Agreement. The shares received by such principal owners of Partners Rx are subject to vesting over three years with 50% vesting on the second anniversary of the Acquisition and 50% vesting on the third anniversary of the Acquisition, conditioned on continued employment with the Company on the applicable vesting dates.

        The Company will report the results of Partners Rx within its Pharmacy Solutions segment.

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

  •
  the Company's ability to accurately underwrite and control healthcare costs associated with its expansion into clinically integrated management of special populations eligible for Medicaid and Medicare, including individuals with serious mental illness and other unique high-cost populations;

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

        The managed behavioral healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    Commercial generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of September 30, 2013, Commercial's covered lives were 4.8 million, 13.5 million and 12.6 million for risk-based, ASO and EAP products, respectively. For the nine months ended September 30, 2013, Commercial's revenue was $382.3 million, $89.2 million and $106.5 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    Public Sector generally reflects the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies. Public Sector contracts also include management services for the integrated physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of September 30, 2013, Public Sector's covered lives were 2.1 million and 0.9 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2013, Public Sector's revenue was $1,242.4 million and $24.3 million for risk-based and ASO products, respectively.

Radiology Benefits Management

        Radiology Benefits Management generally reflects the management of the delivery of diagnostic imaging and other therapeutic services to ensure that such services are clinically appropriate and cost effective. The Company's radiology benefits management services currently are provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its radiology benefits management services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing diagnostic imaging services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the imaging services. As of September 30, 2013, covered lives for Radiology Benefits Management were 5.2 million and 12.3 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2013, revenue for Radiology Benefits Management was $247.3 million and $29.8 million for risk-based and ASO products, respectively.

Pharmacy Solutions

        Pharmacy Solutions comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. The Company's Pharmacy Solutions services include (i) pharmacy benefit management programs; (ii) specialty contracting and formulary optimization programs; (iii) specialty pharmaceutical dispensing operations; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service or benefit reimbursement. The Company's pharmacy solutions are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and FFS arrangements. The Company's Pharmacy Solutions segment served 39 health plans and employers, 25 states and the District of Columbia, and several pharmaceutical manufacturers as of September 30, 2013.

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

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 685,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RHBA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract").

        The Maricopa Contract is for the management of the publicly funded behavioral health system that delivers mental health, substance abuse and crisis services for adults, youth, and children. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and was scheduled to expire on October 1, 2013. The Company and the State of Arizona have agreed to extend the Maricopa Contract through March 31, 2014. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and, after January 1, 2014, without cause upon 30 days prior notice to the Company. The Maricopa Contract generated net revenues of $566.2 million and $557.6 million for the nine months ended September 30, 2012 and 2013, respectively.

        The State of Arizona had previously issued a Solicitation for a new RBHA for Maricopa County (the "New Contract") to replace the current contract with the Company to be effective on October 1, 2013. The New Contract is for the management of the publicly funded behavioral health system currently provided by the Company under the Maricopa Contract, and also includes an integrated behavioral and physical health care system for a small number of individuals with serious mental illness.

Magellan Complete Care of Arizona, a joint venture owned 80% by the Company and 20% by Vanguard/Phoenix Health Plan, previously submitted a bid for the Contract.

        On March 25, 2013, the Company was notified that Magellan Complete Care of Arizona was not selected as the RBHA for the New Contract. On April 3, 2013, the Company filed a formal protest regarding the State's decision to award the RBHA in Maricopa County to another vendor. On April 17, 2013, the Arizona Department of Health Services denied the Company's protest. On May 9, 2013, the Company filed an appeal of the denial of its protest (the "Appeal") with the Arizona Department of Administration (the "DOA"), the agency responsible for considering appeals of procurement protest denials. The Company also filed with the DOA a motion to stay the award and implementation of the contract pending a decision on the Appeal. On May 21, 2013, the DOA granted the Company's motion and issued a stay of the award and implementation of the contract pending resolution of the Appeal by the DOA (the "Stay").

        On June 13, 2013 the DOA referred the Appeal for a hearing before an independent administrative law judge in the Arizona Office of Administrative Hearings (the "OAH"). The OAH held an evidentiary hearing on the Appeal on September 18-27, 2013. Post-hearing briefing will be completed by October 29, 2013 and the Company anticipates the administrative law judge will issue her decision and recommendation to DOA on or before November 18, 2013. The DOA will then have 30 days to review the administrative law judge's decision and recommendation and issue its decision on Magellan's appeal of the protest denial. There is no assurance that the Company will prevail on the Appeal or that the Stay will remain in effect. In the event that the Company does not prevail on the Appeal, the Company will likely incur shutdown costs pertaining to the contract, including severance and lease termination charges. As of September 30, 2013, the Company has not accrued any such shutdown costs, which are estimated to be $8 to $12 million.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2012 and 2013 (in thousands):

Segment	Term Date	2012	2013
Commercial
Customer A	Mid-2014(1)	$144,499	$156,269
Customer B	December 31, 2019	101,249	106,433
Customer C	December 31, 2012 to December 14, 2013(2)(3)	89,592	58,246
Public Sector
Customer D	June 30, 2014(4)	175,440	209,266
Radiology Benefits Management
Customer E	December 31, 2015	83,158	96,402
Customer F	June 30, 2014	44,959	43,490
Customer G	July 31, 2015	42,458	47,161
Customer H	January 31, 2014	27,824	34,338
Pharmacy Solutions
Customer I	November 30, 2013 to December 31, 2013(2)	98,128	99,599
Customer J	December 31, 2013(5)	45,018	43,315	*
Customer K	December 31, 2013(5)	53,640	68,166
Customer L	September 30, 2013(6)	53,259	48,527

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has informed the Company that, after a competitive evaluation process, it has decided not to renew its contract after the contract expires on December 31, 2013. The Company anticipates the contract will extend through mid-2014 to allow for transition to new vendor.

(2)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(3)
Revenues for the nine months ended September 30, 2012 of $38.0 million relate to a contract that terminated as of December 31, 2012. The customer has informed the Company that is has decided not to renew the remaining contract after the contract expires on December 14, 2013.

(4)
Contract has options for the customer to extend the term for two additional one-year periods.

(5)
The Company has received notification that the customer will not renew its contracts for specialty pharmacy and related services. The Company has multiple contracts that are currently scheduled to terminate on December 31, 2013.

(6)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $269.8 million and $269.1 million for the nine months ended September 30, 2012 and 2013, respectively. Net revenues from the Florida Areas in the aggregate totaled $100.6 million and $97.8 million for the nine months ended September 30, 2012 and 2013, respectively.

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

Income Taxes

        The Company's effective income tax rates were 12.6 percent and 22.0 percent for the nine months ended September 30, 2012 and 2013, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2012 is lower than the effective rate for the nine months ended September 30, 2013 mainly due to lower reversals of tax contingencies in the current year from the closure of statutes of limitation.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2009. Further, the statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2009 closed during the current quarter. As a result, $27.2 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2012 were reversed in the current quarter, of which $22.7 million is reflected as a discrete reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in the current quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2012
Managed care and other revenue	$176,713	$407,265	$88,126	$54,421	$(15,433)	$711,092
Dispensing revenue	—	—	—	87,345	—	87,345
Cost of care	(100,973)	(358,959)	(58,080)	(13,659)	15,433	(516,238)
Cost of goods sold	—	—	—	(81,662)	—	(81,662)
Direct service costs and other	(43,007)	(22,948)	(14,045)	(27,565)	(28,009)	(135,574)
Stock compensation expense(1)	293	278	419	238	3,240	4,468

Segment profit (loss)	$33,026	$25,636	$16,420	$19,118	$(24,769)	$69,431

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2013
Managed care and other revenue	$190,655	$445,260	$94,125	$63,008	$(17,091)	$775,957
Dispensing revenue	—	—	—	97,641	—	97,641
Cost of care	(118,022)	(382,913)	(65,403)	(20,940)	17,091	(570,187)
Cost of goods sold	—	—	—	(91,853)	—	(91,853)
Direct service costs and other	(47,032)	(27,826)	(13,990)	(32,281)	(35,705)	(156,834)
Stock compensation expense(1)	124	259	384	198	3,559	4,524

Segment profit (loss)	$25,725	$34,780	$15,116	$15,773	$(32,146)	$59,248

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2012
Managed care and other revenue	$535,464	$1,206,289	$253,809	$171,846	$(53,259)	$2,114,149
Dispensing revenue	—	—	—	262,974	—	262,974
Cost of care	(323,992)	(1,058,384)	(166,364)	(47,880)	53,259	(1,543,361)
Cost of goods sold	—	—	—	(245,555)	—	(245,555)
Direct service costs and other	(127,825)	(66,850)	(41,113)	(83,532)	(93,176)	(412,496)
Stock compensation expense(1)	830	835	1,179	704	10,387	13,935

Segment profit (loss)	$84,477	$81,890	$47,511	$58,557	$(82,789)	$189,646

	Commercial	Public Sector	Radiology Benefits Management	Pharmacy Solutions	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2013
Managed care and other revenue	$578,030	$1,266,739	$277,118	$182,418	$(48,557)	$2,255,748
Dispensing revenue	—	—	—	282,359	—	282,359
Cost of care	(354,520)	(1,095,694)	(182,212)	(59,075)	48,557	(1,642,944)
Cost of goods sold	—	—	—	(265,440)	—	(265,440)
Direct service costs and other	(129,823)	(82,403)	(41,224)	(93,216)	(94,292)	(440,958)
Stock compensation expense(1)	390	833	1,275	898	11,368	14,764

Segment profit (loss)	$94,077	$89,475	$54,957	$47,944	$(82,924)	$203,529

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Segment profit	$69,431	$59,248	$189,646	$203,529
Stock compensation expense	(4,468)	(4,524)	(13,935)	(14,764)
Depreciation and amortization	(15,239)	(17,654)	(45,172)	(50,770)
Interest expense	(537)	(789)	(1,713)	(2,191)
Interest income	350	291	1,619	1,002

Income before income taxes	$49,537	$36,572	$130,445	$136,806

Quarter ended September 30, 2013 ("Current Year Quarter"), compared to the quarter ended September 30, 2012 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 7.9 percent or $13.9 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to new contracts implemented after (or during) the Prior Year Quarter of $19.1 million, increased membership from existing customers of $7.4 million, favorable rate changes of $5.3 million, retroactive risk share adjustments recorded in the Prior Year Quarter of $1.6 million and other net favorable increases of $1.0 million. These increases were partially offset by terminated contracts of $19.1 million and retroactive rate and membership adjustments of $1.4 million recorded in the Prior Year Quarter.

Cost of Care

        Cost of care increased by 16.9 percent or $17.0 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to new contracts of $12.1 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $4.9 million, membership from existing customers of $4.8 million and unfavorable care trends and other net variances of $12.4 million. These increases were partially offset by terminated contracts of $14.9 million and favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.3 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 73.9 percent in the Prior Year Quarter to 80.2 percent in the Current Year Quarter, mainly due to unfavorable care trends in excess of favorable rate changes.

Direct Service Costs

        Direct service costs increased by 9.4 percent or $4.0 million from the Prior Year Quarter to the Current Year Quarter primarily due to severance and restructuring costs pertaining to terminated contracts of $5.0 million, which increase was partially offset by other net favorable variances of $1.0 million. Direct service costs increased as a percentage of revenue from 24.3 percent in the Prior Year Quarter to 24.7 percent in the Current Year Quarter, mainly due to the severance and restructuring charges incurred in the Current Year Quarter.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 9.3 percent or $38.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after the Prior Year Quarter of $29.5 million, increased membership from existing customers of $5.1 million, additional revenue for provider incentives of $1.8 million, the revenue impact of favorable prior period care development recorded in the Current Year Quarter of $1.3 million and other net favorable variances of $3.7 million. These increases were partially offset by unfavorable rate changes of $3.4 million.

Cost of Care

        Cost of care increased by 6.7 percent or $24.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts of $27.3 million, increased membership from existing customers of $3.7 million and unfavorable care trends and other net variances of $6.4 million. These increases were partially offset by favorable prior period care development recorded in the Current Year Quarter of $10.7 million and care associated with rate changes for contracts with minimum care requirements of $2.7 million. Cost of care decreased as a percentage of risk revenue from 89.9 percent in the Prior Year Quarter to 87.6 percent in the Current Year Quarter mainly due to favorable prior period care development.

Direct Service Costs

        Direct service costs increased by 21.3 percent or $4.9 million from the Prior Year Quarter to the Current Year Quarter, mainly due to costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 5.6 percent for the Prior Year Quarter to 6.3 percent in the Current Year Quarter mainly due to development costs for the Magellan Complete Care product.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 6.8 percent or $6.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $11.3 million, increase in membership from existing customers of $2.0 million and other net favorable variances of $3.6 million. These increases were partially offset by unfavorable rate changes of $6.4 million, terminated contracts of $3.8 million and retroactive rate and membership adjustments recorded in the Prior Year Quarter of $0.7 million.

Cost of Care

        Cost of care increased by 12.6 percent or $7.3 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts of $8.9 million, increased membership from existing customers of $1.0 million and care trends and other net unfavorable variances of $2.6 million. These increases were partially offset by terminated contracts of $3.1 million and favorable medical claims development for the Prior Year Quarter recorded after the Prior Year Quarter of $2.1 million. Cost of care increased as a percentage of risk revenue from 74.0 percent in the Prior Year Quarter to 77.8 percent in the Current Year Quarter mainly due to unfavorable rate changes and care trends.

Direct Service Costs

        Direct service costs decreased by 0.4 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, direct service costs decreased from 15.9 percent in the Prior Year Quarter to 14.9 percent in the Current Year Quarter, as the Company was able to add net new business without increasing direct service costs.

Pharmacy Solutions

Net Revenue

        Net revenue related to Pharmacy Solutions increased by 13.3 percent or $18.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to net increased dispensing activity from existing customers of $9.8 million, new business of $7.1 million (mainly PBM), increased revenue from a subcontract with Public Sector of $1.6 million and other net increases of $1.0 million. These increases were partially offset by retroactive revenue adjustments recorded in the Prior Year Quarter of $0.6 million.

Cost of Care

        Cost of care increased by 53.3 percent or $7.3 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new PBM business of $5.7 million and unfavorable care trends of $1.6 million. Cost of care increased as a percentage of risk revenue from 88.5 percent in the Prior Year Quarter to 91.4 percent in the Current Year Quarter, mainly due to business mix.

Cost of Goods Sold

        Cost of goods sold increased by 12.5 percent or $10.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased dispensing activity from existing customers. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 93.4 percent in the Prior Year Quarter to 94.1 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 17.1 percent or $4.7 million from the Prior Year Quarter to the Current Year Quarter. This increase mainly relates to implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs increased from 19.4 percent in the Prior Year Quarter to 20.1 percent in the Current Year Quarter, mainly due to implementation costs and ongoing costs to support new business.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 27.5 percent or $7.7 million from the Prior Year Quarter to the Current Year Quarter. The increase relates primarily from discretionary benefits of $4.3 million and severance and other one time items in the Current Year Quarter of $3.4 million. As a percentage of total net revenue, other operating expenses increased from 3.5 percent for the Prior Year Quarter to 4.1 percent for the Current Year Quarter, primarily due to severance and other one time items.

Depreciation and Amortization

        Depreciation and amortization expense increased by 15.9 percent or $2.4 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter.

Interest Expense

        Interest expense increased by 46.9 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter, mainly due to capital lease additions after the Prior Year Quarter.

Interest Income

        Interest income decreased by 16.9 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter, mainly due to lower yields on investments in Current Year Quarter.

Income Taxes

        The Company's effective income tax rates were (33.8) percent and (29.2) percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter differs from the Prior Year Quarter effective rate mainly due to lower reversals of tax contingencies in the Current Year Quarter from the closure of statutes of limitation.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2009 closed during the Current Year Quarter. As a result, $27.2 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in the Current Year Quarter, of which $22.7 million is reflected as a discrete reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in the Current Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2008 closed during the Prior Year Quarter. As a result, $41.6 million of unrecognized tax benefits recorded as of December 31, 2011 were reversed in the Prior Year Quarter, of which $34.7 million was reflected as a discrete reduction to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.1 million of accrued interest and $1.0 million of unrecognized state tax benefits were reversed in the Prior Year Quarter and reflected as reductions to income tax expense due to the closing of statutes of limitation on tax assessments and changes in tax return elections, respectively.

Nine months ended September 30, 2013 ("Current Year Period"), compared to the nine months ended September 30, 2012 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 7.9 percent or $42.6 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to new contracts implemented after (or during) the Prior Year Period of $50.0 million, favorable rate changes of $28.1 million, increased membership from existing customers of $14.0 million, customers settlements in the Current Year Period of $6.7 million, retroactive rate and membership adjustments recorded in the Current Year Period of $1.4 million and retroactive risk share adjustments recorded in the Prior Year Period of $1.2 million. These increases were partially offset by terminated contracts of $45.8 million, performance-based revenue recorded in the Prior Year Period of $10.5 million and other net decreases of $2.5 million.

Cost of Care

        Cost of care increased by 9.4 percent or $30.5 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to new contracts of $32.9 million, increased membership from existing customers of $8.5 million, favorable prior period medical claims development recorded in the Prior Year Period of $3.2 million and unfavorable care trends and other net variances of $28.1 million. These increases were partially offset by terminated contracts of $36.1 million, favorable prior period medical claims development recorded in the Current Year Period of $4.5 million and favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $1.6 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 79.1 percent in the Prior Year Period to 79.4 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 1.6 percent or $2.0 million from the Prior Year Period to the Current Year Period primarily due to severance and restructuring costs pertaining to terminated contracts of $5.0 million, partially offset by reduced costs as a result of cost containment efforts. Direct service costs decreased as a percentage of revenue from 23.9 percent in the Prior Year Period to 22.5 percent in the Current Year Period, mainly due to cost containment efforts and the impact of increased revenue from favorable rate changes.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 5.0 percent or $60.5 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $71.2 million, performance incentive revenue in the Current Year Period of $2.7 million and other net favorable variances of $3.1 million. These increases were partially offset by unfavorable rate changes of $11.8 million and decreased membership from existing customers of $4.7 million.

Cost of Care

        Cost of care increased by 3.5 percent or $37.3 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts of $60.3 million, favorable contractual settlements of $2.2 million in the Prior Year Period and unfavorable care trends and other net unfavorable variances of $16.3 million. These increases were partially offset by favorable prior period medical claims development recorded in the Current Year Period of $18.0 million, care associated with rate changes for contracts with minimum care requirements of $9.7 million, favorable medical claims development for prior year period recorded after the prior year period of $7.6 million and decreased membership from existing customers of $6.2 million. Cost of care decreased as a percentage of risk revenue from 89.2 percent in the Prior Year Period to 88.2 percent in the Current Year Period mainly due to favorable medical claims development.

Direct Service Costs

        Direct service costs increased by 23.3 percent or $15.6 million from the Prior Year Period to the Current Year Period, mainly due to costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 5.5 percent for the Prior Year Period to 6.5 percent in the Current Year Period mainly due to development costs for the Magellan Complete Care product.

Radiology Benefits Management

Net Revenue

        Net revenue related to Radiology Benefits Management increased by 9.2 percent or $23.3 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $33.2 million, increased membership from existing customers of $9.0 million and other net favorable variances of $1.4 million. These increases were partially offset by unfavorable rate changes of $7.1 million, terminated contracts of $6.8 million, favorable contractual settlements of $4.4 million in the Prior Year Period and the revenue impact of favorable prior period care development recorded in the Current Year Period of $2.0 million.

Cost of Care

        Cost of care increased by 9.5 percent or $15.8 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to new contracts of $26.8 million and increased membership from existing customers of $5.3 million. These increases were partially offset by favorable prior period medical claims development recorded in the Current Year Period of $5.5 million, terminated contracts of $5.1 million, favorable medical claims development for the Prior Year Period recorded after the Prior Year Period of $4.7 million and care trends and other net favorable variances of $1.0 million. Cost of care decreased as a percentage of risk revenue from 74.5 percent in the Prior Year Period to 73.7 percent in the Current Year Period mainly due to favorable medical claims development and care trends.

Direct Service Costs

        Direct service costs increased by 0.3 percent or $0.1 million from the Prior Year Period to the Current Year Period. As a percentage of revenue, direct service costs decreased from 16.2 percent in the Prior Year Period to 14.9 percent in the Current Year Period, mainly due to changes in business mix.

Pharmacy Solutions

Net Revenue

        Net revenue related to Pharmacy Solutions increased by 6.9 percent or $30.0 million from the Prior Year Period to the Current Year Period. This increase is primarily due to net increased dispensing activity from existing customers of $23.1 million, new business of $17.5 million (mainly PBM) and increased other net favorable variances of $2.7 million. These increases were partially offset by terminated contracts of $5.6 million, a reduction to revenue associated with profit share recorded due to favorable cost of care trends of $4.7 million, decreased formulary optimization revenue of $2.1 million and retroactive revenue adjustments recorded in the Prior Year Period of $0.9 million.

Cost of Care

        Cost of care increased by 23.4 percent or $11.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new PBM business of $15.8 million, partially offset by favorable care trends of $4.6 million. Cost of care increased as a percentage of risk revenue from 89.9 percent in the Prior Year Period to 91.1 percent in the Current Year Period, mainly due to business mix.

Cost of Goods Sold

        Cost of goods sold increased by 8.1 percent or $19.9 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased dispensing activity of $23.7 million, partially offset by terminated contracts of $3.8 million. As a percentage of the portion of net revenue that relates to dispensing activity, cost of goods sold increased from 93.4 percent in the Prior Year Period to 94.0 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 11.6 percent or $9.7 million from the Prior Year Period to the Current Year Period. This increase mainly relates to implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs increased from 19.2 percent in the Prior Year Period to 20.1 percent in the Current Year Period, mainly due to implementation costs and ongoing costs to support new business.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 1.2 percent or $1.1 million from the Prior Year Period to the Current Year Period. The increase results primary from severance and other one time items in the Current Year Period of $3.8 million and an increase in stock compensation expense of $1.0 million, which increases were partially offset by expenses incurred to support growth initiatives in the Prior Year Period. As a percentage of total net revenue, other operating expenses decreased from 3.9 percent for the Prior Year Period to 3.7 percent for the Current Year Period, primarily due to increased revenue from new business, as well as the inclusion in the Prior Year Period of expenses incurred to support growth initiatives.

Depreciation and Amortization

        Depreciation and amortization expense increased by 12.4 percent or $5.6 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period.

Interest Expense

        Interest expense increased by 27.9 percent or $0.5 million from the Prior Year Period to the Current Year Period, primarily due to capital leases additions after the Prior Year Period.

Interest Income

        Interest income decreased by 38.1 percent or $0.6 million from the Prior Year Period to the Current Year Period, primarily due to lower yields on investments in the Current Year Period.

Income Taxes

        The Company's effective income tax rates were 12.6 percent and 22.0 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Prior Year Period is lower than the Current Year Period effective rate mainly due to lower reversals of tax contingencies in the Current Year Period from the closure of statutes of limitation.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2009 closed during the Current Year Period. As a result, $27.2 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in the Current Year Period, of which $22.7 million is reflected as a discrete reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in the Current Year Period and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2008 closed during the Prior Year Period. As a result, $41.6 million of unrecognized tax benefits recorded as of December 31, 2011 were reversed in the Prior Year Period, of which $34.7 million was reflected as a discrete reduction to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.1 million of accrued interest and $1.0 million of unrecognized state tax benefits were reversed in the Prior Year Period and reflected as reductions to income tax expense due to the closing of statutes of limitation on tax assessments and changes in tax return elections, respectively.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of September 30, 2013, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $111.7 million and $171.3 million for the Prior Year Period and Current Year Period, respectively. The $59.6 million increase in operating cash flows from the Prior Year Period to the Current Year Period is primarily attributable to the increase in Segment Profit between periods and the impact of the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change. Partially offsetting these items is an increase in tax payments and the net unfavorable impact of working capital changes between periods.

        Segment Profit for the Current Year Period increased $13.9 million from the Prior Year Period. During the Prior Year Period, restricted investments of $27.4 million were shifted to restricted cash that reduced operating cash flows, with restricted cash of $33.6 million shifted to restricted investments during the Current Year Period that increased operating cash flows. The net impact of the shift in restricted funds between periods is an increase in operating cash flows of $61.0 million. Tax payments for the Current Year Period totaled $55.0 million, which represents an increase of $15.1 million from the Prior Year Period. The net unfavorable impact of working capital changes for the Prior Year Period and Current Year Period totaled $10.6 million and $10.8 million, respectively.

        During the Current Year Period, the Company's restricted cash decreased $18.0 million. The change in restricted cash is attributable to the net shift of restricted cash to restricted investments of $33.6 million, partially offset by an increase in restricted cash of $14.7 million associated with the Company's regulated entities and other net increases of $0.9 million. The net change in restricted cash for the Company's regulated entities is attributable to a net increase of $15.8 million in restricted cash requirements that resulted in an operating cash flow use, partially offset by a net decrease in restricted cash of $1.1 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $53.0 million and $42.1 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Period were $26.3 million and $26.7 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $12.1 million and $30.0 million, respectively. During the Prior Year Period the Company received net cash of $17.6 million for the net maturity of "available for sale" securities, with the Company using net cash of $2.2 million during the Current Year Period for the net purchase of "available-for-sale" securities. In addition, during the Current Year Period the Company executed a note receivable in the amount of $5.9 million and purchased preferred stock of

$2.0 million from a third party. These transactions were made to support the growth initiatives involving Medicaid and other special populations.

        Financing Activities.    During the Prior Year Period, the Company received $13.1 million from the exercise of stock options and had other net unfavorable items of $0.1 million.

        During the Current Year Period, the Company paid $49.5 million for the repurchase of treasury stock under the Company's share repurchase program and paid $2.3 million on capital lease obligations. In addition, the Company received $24.6 million from the exercise of stock options and had other net favorable items of $0.5 million

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2013, the Company expects to fund its estimated capital expenditures of $10 million to $20 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2011 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2013. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        Stock Repurchases.    On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. On July 24, 2013 the Company's board of directors approved an increase and extension of the stock repurchase plan which authorizes the Company to purchase up to $300 million of its outstanding stock through October 25, 2015.

        Stock repurchases under the program may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 955,776 shares of the Company's common stock at an average price of $50.23 per share for an aggregate cost of $48.0 million (excluding broker commissions) during the nine months ended September 30, 2013. As of September 30, 2013, the total dollar value remaining under the current authorization was $196.2 million.

        The Company made no open market purchases for the period from October 1, 2013 through October 21, 2013.

        Off-Balance Sheet Arrangements.    As of September 30, 2013, the Company has no material off-balance sheet arrangements.

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

        The 2011 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2011 Credit Facility pursuant to its terms, would result in an event of default under the 2011 Credit Facility. As of September 30, 2013, the Company was in compliance with all covenants, including financial covenants, under the 2011 Credit Facility.

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

        Deferred tax assets as of September 30, 2012 and 2013 are shown net of valuation allowances of $3.4 million and $3.2 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

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

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of September 30, 2013, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2013. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. On July 24, 2013 the Company's board of directors approved an increase and extension of the stock repurchase plan which authorizes the Company to purchase up to $300 million of its outstanding stock through October 25, 2015.

        Stock repurchases under the program may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 955,776 shares of the Company's common stock at an average price of $50.23 per share for an aggregate cost of $48.0 million (excluding broker commissions) during the nine months ended September 30, 2013. As of September 30, 2013, the total dollar value remaining under the current authorization was $196.2 million. The Company made no open market purchases during the quarter ended September 30, 2013 or for the period from October 1, 2013 through October 21, 2013.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

Acquisition of Partners Rx Management LLC

        Pursuant to the September 6, 2013 Agreement and Plan of Merger (the "Merger Agreement") with Partners Rx Management, LLC ("Partners Rx"), on October 1, 2013 the Company acquired (the "Acquisition") all of the outstanding ownership interests of Partners Rx. Partners Rx is a privately held, full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through third party administrators ("TPAs"), consultants and brokers. As consideration for the Acquisition, the Company paid $100 million in cash, subject to working capital adjustments. The Company funded the Acquisition with cash on hand.

        Pursuant to the Merger Agreement, certain principal owners of Partners Rx purchased a total of $10 million in the Company's restricted stock at a price equal to the average of the closing prices of the Company's stock for the five trading day period ended on the day prior to the execution of the Merger Agreement. The shares received by such principal owners of Partners Rx are subject to vesting over three years with 50% vesting on the second anniversary of the Acquisition and 50% vesting on the third anniversary of the Acquisition, conditioned on continued employment with the Company on the applicable vesting dates.

        The Company will report the results of Partners Rx within its Pharmacy Solutions segment.

Acquisition of AlphaCare Holdings, Inc.

        The Company holds a 7% equity interest in AlphaCare of New York, Inc. ('AlphaCare") through an equity investment of $2.0 million in preferred membership units of AlphaCare's current holding company, AlphaCare Holdings, LLC on May 17, 2013. During the current year, the Company also loaned $5.9 million to AlphaCare Holdings, LLC pursuant to a promissory note (the "Note") which was secured by a pledge of all of the outstanding stock of AlphaCare. AlphaCare is a newly licensed HMO in New York that operates a New York Managed Long-Term Care Plan ("MLTCP") in Bronx, New York, Queens, Kings and Westchester Counties, and Medicare Plans in Bronx, New York, Queens and Kings Counties.

        On August 13, 2013, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") under which it agreed to acquire a 65% equity interest in AlphaCare through an investment in its holding company.

        As contemplated by the Stock Purchase Agreement, AlphaCare Holdings, LLC will merge with and into AlphaCare Holdings, Inc. ("AlphaCare Holdings"), a recently-formed Delaware holding corporation, and the Company's 7% equity interest and the Note will be converted into shares of Series A Participating Preferred Stock ("Series A Preferred") of AlphaCare Holdings. The Company will also purchase additional shares of Series A Preferred stock such that it will own 65% of the outstanding shares of AlphaCare Holdings for an aggregate acquisition price of $25.5 million, including its original investment of $7.9 million.

        The closing of the Stock Purchase Agreement is subject to various conditions, including approval of the New York State Department of Health. The Company expects that the closing of the Stock Purchase Agreement will occur in late 2013 or early 2014.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2013	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)