Form 10-K
period 2013-12-31
MAGELLAN HEALTH SERVICES INC
filed 2014-03-03
CIK 19411

Use these links to rapidly review the document

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Ordinary Common Stock ("common stock") held by non-affiliates of the registrant based on the closing price on June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.5 billion.

         The number of shares of Magellan Health Services, Inc.'s common stock outstanding as of February 26, 2014 was 27,479,084.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

MAGELLAN HEALTH SERVICES, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

Item 1.    Business

        Magellan Health Services, Inc. ("Magellan") was incorporated in 1969 under the laws of the State of Delaware. Magellan's executive offices are located at 55 Nod Road, Avon, Connecticut 06001, and its telephone number at that location is (860) 507-1900. References in this report to the "Company" include the accounts of Magellan and its majority owned subsidiaries.

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans, managed care organizations ("MCOs"), insurance companies, employers, labor unions, various military and governmental agencies, third party administrators, and brokers. The Company's business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Healthcare

        Two of the Company's segments are in the managed healthcare business (previously referred to as the managed behavioral healthcare business). This line of business reflects the Company's: (i) management of behavioral healthcare services, and (ii) the integrated management of physical and behavioral healthcare for special populations, delivered through Magellan Complete Care ("MCC"). The Company's coordination and management of behavioral healthcare includes services provided through its comprehensive network of behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to enhance the healthcare experience for individuals in need of care, while at the same time managing the cost of these services for our customers. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

        The Company's integrated management of physical and behavioral healthcare includes its full service health plans which provide for the holistic management of special populations. These special populations include individuals with serious mental illness, dual eligibles, those eligible for long term care, intellectually and developmentally disabled individuals, and other populations with unique and often complex healthcare needs.

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

        The managed healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans, insurance companies and MCOs for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2013, Commercial's covered lives were 4.0 million, 13.5 million and 13.0 million for risk-based, ASO and EAP products, respectively. For the year ended December 31, 2013, Commercial's revenue was $501.1 million, $116.9 million and $148.8 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Managed Healthcare Public Sector segment ("Public Sector") generally reflects: (i) the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies, and (ii) the integrated management of physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2013, Public Sector's covered lives were 2.1 million and 1.7 million for risk-based and ASO products, respectively. For the year ended December 31, 2013, Public Sector's revenue was $1.7 billion and $33.8 million for risk-based and ASO products, respectively.

Specialty Solutions

        The Specialty Solutions segment ("Specialty Solutions") generally reflects the management of the delivery of diagnostic imaging (radiology benefits management or "RBM") and a variety of other specialty areas such as radiation oncology, obstetrical ultrasound, cardiology and pain management, including spine surgery and musculoskeletal management, to ensure that such services are clinically appropriate and cost effective. The Company's Specialty Solutions services are currently provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and

Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its Specialty Solutions services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the services. As of December 31, 2013, covered lives for Specialty Solutions were 5.7 million and 12.0 million for risk-based and ASO products, respectively. For the year ended December 31, 2013, revenue for Specialty Solutions was $334.5 million and $41.3 million for risk-based and ASO products, respectively.

        This segment was previously defined as Radiology Benefits Management; however, as it has grown and expanded to include additional products, the Company has renamed the segment Specialty Solutions to encompass all of its additional product offerings.

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Managements' services include (i) traditional pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, the Company has a subcontract arrangement to provide PBM services on a risk basis for one of Public Sector's customers, which is scheduled to terminate on March 31, 2014.

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements. During 2013, Pharmacy Management processed 1.9 million adjusted commercial network claims in the Company's PBM business, which includes Partners Rx (as defined below) claims following the closing of the acquisition on October 1, 2013. As of December 31, 2013, the Company had a generic dispensing rate of 82.3 percent within its commercial PBM business. In addition, the Company processed 67.1 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. In addition, as of December 31, 2013, Pharmacy Management served 0.4 million commercial PBM members, 9.5 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

        Beginning in the first quarter of 2013, the Company underwent organizational changes. As a result of these changes, the Company concluded that changes to its reportable segments now comprising the new Pharmacy Management segment were warranted. This segment contains the operating segments previously defined as the Specialty Pharmaceutical Management segment and the Medicaid Administration segment. Prior period balances have been reclassified to reflect this change.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

        See Note 10—"Business Segment Information" to the consolidated financial statements for certain segment financial data relating to our business set forth elsewhere herein.

Acquisition of Partners Rx Management LLC

        Pursuant to the September 6, 2013 Agreement and Plan of Merger (the "Merger Agreement") with Partners Rx Management, LLC ("Partners Rx"), on October 1, 2013 the Company acquired all of the outstanding ownership interests of Partners Rx. Partners Rx is a full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through third party administrators, consultants and brokers. As consideration for the transaction, the Company paid $100 million in cash, subject to working capital adjustments. The Company funded the acquisition with cash on hand.

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

        The Company reports the results of operations of Partners Rx within its Pharmacy Management segment.

        For further discussion, see Note 3—"Acquisitions and Joint Ventures" to the consolidated financial statements set forth elsewhere herein.

Acquisition of AlphaCare Holdings, Inc.

        Pursuant to the August 13, 2013 stock purchase agreement (the "Stock Purchase Agreement"), on December 31, 2013 the Company acquired a 65% equity interest in AlphaCare Holdings, Inc. ("AlphaCare Holdings"), the holding company for AlphaCare New York, Inc. ("AlphaCare"), a Health Maintenance Organization ("HMO") in New York that operates a New York Managed Long-Term Care Plan "(MLTCP") in Bronx, New York, Queens, Kings and Westchester Counties, and Medicare Plans in Bronx, New York, Queens and Kings Counties.

        The Company previously held a 7% equity interest in AlphaCare through a previous equity investment of $2.0 million in preferred membership units of AlphaCare's previous holding company, AlphaCare Holdings, LLC on May 17, 2013. The Company also previously loaned $5.9 million to AlphaCare Holdings, LLC. As part of the Stock Purchase Agreement, AlphaCare Holdings, LLC was reorganized into a Delaware corporation, the preferred membership units and the loan were converted into Series A Participating Preferred Stock ("Series A Preferred") of AlphaCare Holdings and the Company purchased an additional $17.4 million of Series A Preferred. The Company holds a 65% voting interest and the remaining shareholders hold a 35% voting interest in AlphaCare Holdings.

        Based on the Company's 65% equity and voting interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Public Sector segment.

        For further discussion, see Note 3—"Acquisitions and Joint Ventures" to the consolidated financial statements set forth elsewhere herein.

Industry

        According to the Centers for Medicare and Medicaid Services ("CMS"), U.S. healthcare spending was projected to have increased 3.8 percent to $2.9 trillion in 2013, representing nearly 18 percent of the gross domestic product. With the uncertain economic environment, rising healthcare costs, increased fiscal pressures on federal and state governments, and the uncertainty around the full implementation of healthcare reform, healthcare spending will continue to be one of the greatest pressing issues for the American public and the government agencies. The rapidly evolving clinical and technological environment demands the expertise of specialized healthcare management services to provide both high-quality and affordable care.

        Over the last several years, the Company has transformed itself into a diversified managed healthcare company by entering various healthcare cost and care management areas that represent a meaningful portion of the healthcare dollar and that are growing at a disproportionately higher rate than other areas of healthcare.

Business Strategy

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. It currently provides managed behavioral healthcare, specialty solutions, and pharmacy management services as well as integrated physical and behavioral care management for special populations. The Company's strategy is to expand its integrated management programs for special populations, expand its pharmacy management business, and further grow its other existing businesses. The Company believes that certain of its clients may prefer to consolidate outsourced vendors, and that as a vendor offering multiple outsourced products, it will have a competitive advantage in the market. The Company seeks to grow its managed healthcare business through the following initiatives:

        Expanding integrated management services provided to special populations through its Magellan Complete Care business.    The Company, through Magellan Complete Care, seeks to expand its focus on the clinically integrated management of special populations including individuals with serious mental illness ("SMI"), those covered under both Medicare and Medicaid (dual-eligibles), and other unique high-cost populations. These programs holistically manage the behavioral and physical health care of special populations and utilize the Company's unique expertise to improve health outcomes and lower costs. The Company believes its significant Medicaid, behavioral health and pharmacy experience will enable it to further develop and market programs to manage these special populations. The Company is developing independent special population management capabilities and may enter into partnerships, joint ventures, or acquisitions that facilitate this effort. The Company believes it is positioned to grow its membership and revenues in the integrated care management of special populations over the long term.

        Expanding the Pharmacy Management business.    The Company has operated in both the specialty pharmaceutical management and Medicaid pharmacy benefits management businesses for several years and acquired a commercial pharmacy benefit management company in October of 2013. In late 2013, the Company integrated all of these businesses which leverages their strength and assets to best position the Company to expand its presence in the pharmaceutical marketplace. This business segment offers clinical and financial management solutions that help customers manage the quality and cost of pharmaceutical care for any drug, under any benefit, at any site of service. Pharmacy Management provides a comprehensive suite of solutions, including traditional pharmacy benefit management; specialty pharmacy solutions including formulary and rebate management solutions and specialty dispensing; and its medical pharmacy management product, which manages the cost and quality of therapeutic interventions for complex conditions covered under the medical benefit. These products are available individually, in combination, or in a fully integrated manner. The Company is marketing its pharmacy management products to existing and new health plans, employer groups, state governments, exchanges, Medicaid managed care organizations, and third party administrators. The Company continues to cross-sell Pharmacy Management products to its other segments' customer base.

        Continued growth in our other existing businesses.    The Company has operated in both the commercial and public sectors of managed behavioral healthcare by ensuring the delivery of quality outcomes and appropriate care through its unique behavioral healthcare expertise in managing clinical care, provider networks, claims, and customer service. The Company focuses on continually developing and providing innovative and cost effective solutions to its customers, and expanding into new markets. Through its Commercial behavioral segment, the Company seeks to provide a superior outsourced behavioral health management alternative to its health plan, employer, and government customers. The Company has expanded its product offerings including products dealing with autism. Through its Public Sector segment, the Company seeks to help state and local governments deal with their fiscal pressures resulting from increasing Medicaid enrollment and rising behavioral healthcare costs. The Company intends to continue marketing both its risk-based and ASO products, as well as new products, to its existing customer base and new customers, and to cross-sell its behavioral product portfolio to its other segments' customer base.

        In Specialty Solutions, the Company's strategy is to deliver innovative and clinically appropriate management programs that create value for its clients through the reduction in the number of inappropriate services and ensure the delivery of appropriate services through quality providers. The Company seeks to distinguish itself in the marketplace through a focus on clinical excellence, provider partnerships, product and service innovation, and consumerism. The Company continues to expand its product portfolio beyond diagnostic imaging with customer-focused solutions in new areas of medical management including radiation oncology therapy management, cardiac management, obstetrical ultrasound management, pain management, including spine surgery and musculoskeletal management, and other relevant areas. In addition to selling its programs to new customers, the Company's growth strategy is also focused on continuing to develop innovative new products and to expand membership with current customers, upsell additional products to existing customers, and cross-sell to its other segments' customer base.

Customer Contracts

        The Company's contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer's option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many of the Company's contracts are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 60 and 180 days) or upon the occurrence of other specified events. In addition, the Company's contracts with federal, state and local governmental agencies generally are conditioned on legislative appropriations. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company's contracts for managed healthcare and specialty solutions services generally provide for payment of a per member per month fee to the Company. See "Risk Factors—Risk-Based Products" and "—Reliance on Customer Contracts."

        The Company provides behavioral healthcare management and other related services to approximately 660,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RHBA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2011, 2012 and 2013.

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

Provider Network

        The Company's managed behavioral healthcare services, integrated healthcare services and EAP treatment services are provided by a contracted network of third-party providers, including physicians, psychiatrists, psychologists, other behavioral and physical health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company's network consists of approximately 145,000 healthcare providers, including facility locations, providing various levels of care nationwide. The Company's network providers are almost exclusively independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs.

        Non-facility network providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Non-facility network providers typically execute standard contracts with the Company under which they are generally paid on a fee-for-service basis.

        Third-party network facilities include inpatient psychiatric and substance abuse hospitals, intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities, rehabilitative and support facilities and other intermediate care and alternative care facilities or programs. This variety of facilities enables the Company to offer patients a full continuum of care and to refer patients to the most appropriate facility or program within that continuum. Typically, the Company contracts with facilities on a per diem or fee-for-service basis and, in some limited cases, on a "case rate" or capitated basis. The contracts between the Company and inpatient and other facilities typically are for one-year terms and are terminable by the Company or the facility upon 30 to 120 days notice.

        The Company's RBM services are provided by a network of providers including diagnostic imaging centers, radiology departments of hospitals that provide advanced imaging services on an outpatient basis, and individual physicians or physician groups that own advanced imaging equipment and specialize in certain specific areas of care. Certain providers belong to the Company's network, while others are members of networks belonging to the Company's customers. These providers are paid on a fee-for-service basis.

Joint Ventures

        Magellan Complete Care of Arizona, Inc. ("MCCAZ"), a joint venture owned 80 percent by the Company and 20 percent by VHS Phoenix Health Plan, LLC (a subsidiary of Vanguard Health Systems, Inc.), was formed to manage integrated behavioral and physical healthcare for recipients with SMI and behavioral healthcare for other Medicaid beneficiaries in Maricopa County. MCCAZ previously responded to a Request for Proposal ("RFP") released by the Arizona Department of Health Services ("ADHS"). See further discussion related to the status of this RFP in "Risk Factors—Reliance on Customer Contracts." During the year ended December 31, 2012, the Company invested $1.5 million in MCCAZ, which is included within restricted cash on the accompanying consolidated balance sheets. The Company has consolidated the balance sheet and results of operations of MCCAZ in its consolidated financial statements as of December 31, 2012 and December 31, 2013.

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

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2013 to June 17, 2014. The general liability policy is written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its Pharmacy Management business. The Pharmacy Management insurance policy has a one-year term for the period June 17, 2013 to June 17, 2014. The general liability policy is written on an "occurrence" basis and the professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

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

Regulation

        General.    The Company's healthcare management business is subject to extensive and evolving state and federal regulation. The Company is subject to certain state laws and regulations, including those governing the licensing of insurance companies, HMOs, PPOs, TPAs, PBMs, pharmacies and companies engaged in utilization review and pharmaceutical management. In addition, the Company is subject to regulations concerning the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over healthcare services through the direct employment of physicians, psychiatrists or, in certain states, psychologists and other healthcare professionals. These laws and regulations vary considerably among states and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care and pharmaceutical management businesses and the provision of healthcare treatment services. In addition, the Company is subject to certain federal laws and regulations, including federal laws and regulations in connection with its role in managing its customers' employee benefit plans. The regulatory scheme generally applicable to the Company's operations is described in this section.

        The Company believes its operations are structured to comply in all material respects with applicable laws and regulations and that it has obtained all licenses and approvals that are material to the operation of its business. However, regulation of the healthcare management industry is constantly evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company's business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company's business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional licensure requirements and/or regulation. Failure to comply with applicable regulatory requirements could have a material adverse affect on the Company.

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

        In recent years, in response to governmental agency inquiries or discussions with regulators, the Company has determined to seek licensing as a single service HMO, TPA or utilization review agent in one or more jurisdictions. The Company maintains network licenses for these lines of business in some states where required by state regulation. The Company has also sought and obtained utilization review licenses in some states for its pharmaceutical management business and has also sought pharmacy benefit manager licensure and TPA licensure in some states where required to support its expanded pharmacy product offerings. The Company has obtained HMO licenses, and is seeking additional, licenses to support its MCC business. The Company has also obtained pharmacy licenses in states that require such licenses.

        Compliance activities, mandated changes in the Company's operations, delays in the expansion of the Company's business or lost business opportunities as a result of regulatory requirements or policies could have a material adverse effect on the Company. As discussed below in the section entitled "Regulations Affecting the Company's Pharmacies," the Company is subject to certain state licensure requirements in relation to its Pharmacy Management business.

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

        Utilization Review and Third-Party Administrator Activities.    Numerous states in which the Company does business have adopted regulations governing entities engaging in utilization review and TPA activities. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment and other matters. TPA regulations typically impose requirements regarding claims processing and payments and the handling of customer funds. Some states require TPA licensure for PBM entities as a way to regulate the PBM lines of business. Utilization review and TPA regulations may increase the Company's cost of doing business in the event that compliance requires the Company to retain additional personnel to meet the regulatory requirements and to take other required actions and make necessary filings. Although compliance with utilization review and third party administrator regulations has not had a material adverse effect on the Company, there can be no assurance that specific regulations adopted in the future would not have such a result, particularly since the nature, scope and specific requirements of such provisions vary considerably among states that have adopted regulations of this type.

        Numerous states require the licensing or certification of entities performing utilization review or TPA activities; however, certain federal courts have held that such licensing requirements are preempted by the Employment Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company's activities in some states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. In some states, the Company has licensed its self funded pharmacy related business as a TPA after a review of state regulatory requirements and case law. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

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

        Federal Anti-Remuneration/Fraud and Abuse Laws.    The federal healthcare Anti-Kickback Statute (the "Anti-Kickback Statute") prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded healthcare programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, TRICARE or other federally funded healthcare programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded healthcare programs. The Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the U.S. Department of Health and Human Services ("DHHS"), and other administrative bodies.

        It also is a crime under the Public Contracts Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties. There have been a series of substantial civil and criminal investigations and settlements, at the state and federal level, by pharmacy benefit managers over the last several years in connection with alleged kickback schemes. The Company believes that it is in compliance with the legal requirements imposed by such anti-remuneration laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

        The federal civil monetary penalty ("CMP") statute provides for civil monetary penalties for any person who provides something of value to a beneficiary covered under a federal health care program, such as Medicare or Medicaid, in order to influence the beneficiary's choice of a provider. For example, our specialty pharmacy is subject to the CMP statute.

        ERISA, to which certain of our customers' services are subject, generally prohibits any person from providing to a plan fiduciary a remuneration in order to affect the fiduciary's selection of or decisions with respect to service providers. Unlike the federal healthcare Anti-Kickback Statute, ERISA regulations do not provide specific safe harbors and its application may be unclear. Federal Statutes Prohibiting False Claims. The Federal Civil False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower suits against providers under the Federal Civil False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Further, pursuant to the ACA, a violation of the Anti-kickback Statute is also a per se violation of the Federal False Claims Act. The Federal Civil False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors. Criminal provisions that are similar to the Federal Civil False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent. Even in situations where the Company does not directly provide services to beneficiaries of federally funded health programs and, accordingly, does not directly submit claims to the federal government, it is possible that the Company could nevertheless become involved in a situation where false claim issues are raised based on allegations that it caused or assisted a government contractor in making a false claim.

        The Company is subject to certain provisions of the Deficit Reduction Act of 2005 (the "Act"). The Act requires entities that receive $5 million or more in annual Medicaid payments to establish written policies that provide detailed information about the Federal Civil False Claims Act and the remedies thereunder, as well as any state laws pertaining to civil or criminal penalties for false claims and statements, the "whistleblower" protections afforded under such laws, and the role of such laws in preventing and detecting fraud, waste and abuse. The written policies are to be disseminated to all employees, contractors and agents which or who, on behalf of the entity, furnishes, or otherwise authorizes the furnishing of, Medicaid healthcare items or services; performs billing or coding functions, or is involved in the monitoring of healthcare provided by the entity. In addition, any such entity that has an employee handbook must include a specific discussion of the federal and state false claims laws, the rights of an employee to be protected as a whistleblower and the entity's policies and procedures for detecting and preventing fraud, waste and abuse.

        The Company does not believe that it is in violation of the Federal Civil False Claims Act (or its criminal counterparts) and the Company has a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.

        State Anti-Remuneration/False Claims Law.    Many states have laws and/or regulations similar to the federal anti-remuneration and Federal Civil False Claims Act described above. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. The Company believes that it is in substantial compliance with the legal requirements imposed by such anti-remuneration laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank").    On July 21, 2010 the President of the United States signed into law Dodd-Frank. Under the law, those with independent knowledge of a financial fraud committed by a business required to report to the U.S. Securities and Exchange Commission ("SEC") or the U.S. Commodity Futures Trading Commission ("CFTC") may be entitled to a percentage of the money recovered. Included in Dodd-Frank are provisions which protect employees of publicly traded companies from retaliation for reporting securities fraud, fraud against shareholders and violation of the SEC rules/regulations. Dodd-Frank also amends the Sarbanes-Oxley Act ("SOX") and Federal Civil False Claims Act to expand their whistleblower protections. On May 25, 2011, the SEC adopted final rules (the "Rules") for the expanded whistleblower program established by Dodd-Frank. The Company believes it is in material compliance with these Rules.

        ERISA.    Certain of the Company's services are subject to the provisions of ERISA. ERISA governs certain aspects of the relationship between employer- sponsored healthcare benefit plans and certain providers of services to such plans through a series of complex laws and regulations that are subject to periodic interpretation by the Internal Revenue Service ("IRS") and the U.S. Department of Labor ("DOL"). In some circumstances, and under certain customer contracts, the Company may be expressly named as a "fiduciary" under ERISA, or be deemed to have assumed duties that make it an ERISA fiduciary, and thus be required to carry out its operations in a manner that complies with ERISA in all material respects. In other circumstances, particularly in the administration of pharmacy benefits, the Company does not believe that its services are subject to the fiduciary obligations and requirements of ERISA. In addition, the DOL has not yet finalized guidance regarding whether discounts and other forms of remuneration from pharmaceutical manufacturers are required to be reported to ERISA-governed plans in connection with ERISA reporting requirements. The Company believes that it is in material compliance with ERISA and that such compliance does not currently have a material adverse effect on its operations. However, there can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA will not have a material adverse effect on the Company.

        Some of the state regulatory requirements described herein may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. As a result, the Company could be subject to overlapping federal and state regulatory requirements with respect to certain of its operations and may need to implement compliance programs that satisfy multiple regulatory regimes.

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

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Dominici Mental Health Parity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. Under the Affordable Care Act ("ACA") non-grandfathered individual and small group plans (both on and off of the Exchange) are required to provide mental health and substance use disorder benefits as essential health benefits. These mandated benefits under the ACA must be provided at parity in these plans. Under the ACA, grandfathered individual plans are required to comply with parity if they offer behavioral health benefits. Grandfathered small group plans are exempt from requirements to provide essential health benefits and parity requirements. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. On February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Interim Final Rules interpreting the MHPAEA ("IFR"). The IFR applies to ERISA plans and insured business. A State Medicaid Director Letter was issued in January 2013 discussing applicability of parity to Medicaid managed care plans, SCHIP plans and Alternative Benefit (Benchmark) Plans. It is possible that some states will change their behavioral health plan benefits or management techniques as a result of this letter. On November 13, 2013 the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Final Rules on the MHPAEA. The Health Insurance Exchange regulations provide that plans offered on the exchange must offer behavioral health benefits that are compliant with federal parity law. The IFR included some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations, and prohibiting separate but equal deductibles. The Final Rule affirmed the content of the IFR with a few changes and some additional clarifications on the regulator's intent. While some of these regulatory requirements in the IFR were not anticipated, the Company believes it is in compliance with the requirements of the IFR. The Company does not anticipate any significant impacts from the Final Rule however it is still reviewing and assessing the Final Rule with customers. The Company's risk contracts do allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

        Federal and State Medicaid Laws and Regulations.    The Company directly contracts with various states to provide Medicaid managed care services to state Medicaid beneficiaries. As such, it is subject to certain federal and state laws and regulations affecting Medicaid as well as state contractual requirements. The Company believes it is in material compliance with these laws, regulations and contractual requirements. The Company also is a sub-contractor to health plans who provide Medicaid managed care services to state Medicaid beneficiaries. In the Company's capacity as a subcontractor with these health plans, the Company is indirectly subject to certain federal and state laws and regulations as well as contractual requirements pertaining to the operation of this business. If a state or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, a state or the health plan customer may require the Company to cease these activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that a state or health plan will not terminate the Company's business relationships insofar as they pertain to these services. In connection with its specialty pharmacy business, the Company negotiates rebates with and provides services for drug manufacturers, which are subject to Medicaid "best price" regulations requiring essentially that the manufacturer provide its deepest level of discounts to the Medicaid program. In some instances, the government has challenged a manufacturer's calculation of best price and we cannot be certain what effect, if any, the outcome of any such investigation or proceeding will have on our ability to negotiate favorable terms.

        Medicare Laws and Regulations.    The Company is a subcontractor to health plans who are Medicare Advantage Organizations and Medicare Prescription Drug Plans and provide benefits to Medicare beneficiaries. In the Company's capacity as a subcontractor with these health plans, the Company is indirectly subject to certain federal laws and regulations as well as contractual requirements pertaining to the operation of this business. If the Centers for Medicare & Medicaid Services or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, CMS or the health plan customer may require the Company to cease these activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a health plan will not terminate the Company's business relationships insofar as they pertain to these services.

        The Company has submitted an application to become a Medicare Prescription Drug Plan (PDP) with respect to employer/union groups, beginning January 1, 2015. CMS has issued significant interpretive regulations and guidance regarding PDPs to which, if approved, the Company will be directly subject. If CMS determines that the Company has not performed satisfactorily, CMS may require the Company to cease its Part D activities or responsibilities under the contract. The Company can give no assurance as to whether its application will be approved. However, the Company believes that it will be in compliance with these requirements if approval is obtained and business operations commence.

        Moreover, in relation to its pharmaceutical management business, the Company contracts with PDPs and MA-PD plans (collectively, "Part D Plans") to provide various services and in its pharmaceutical management business contracts with Part D plans to provide broader pharmacy management services. In the Company's capacity as a subcontractor with certain Part D Plan clients, the Company is subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If CMS or a Part D Plan determines that the Company has not performed satisfactorily as a subcontractor, CMS or Part D Plan may require the Company to cease its Part D activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a Part D Plan will not terminate the Company's business relationships insofar as they pertain to Medicare Part D.

        CMS requires Part D Plans to report all price concessions received for PBM services. The applicable CMS guidance requires Part D Plans to contractually require the right to audit their PBMs as well as require full transparency as to manufacturer rebates and administrative fees paid for drugs or services provided in connection with the sponsor's plan, including the portion of such rebates retained by the PBM. Additionally, CMS requires Part D Plans to ensure through their contractual arrangements with first tier, downstream and related entities (which would include PBMs) that CMS has access to such entities' books and records pertaining to services performed in connection with Part D. The CMS regulations also suggests that Part D Plans should contractually require their first tier, downstream and related entities to comply with certain elements of the Part D Plan's compliance program. The Company has not experienced and does not anticipate that such disclosure and auditing requirements, to the extent required by its Part D Plan partners, will have a materially adverse effect on the Company's business.

        Federal PBM Transparency Laws.    Pursuant to the ACA, companies may participate in state and federally run health insurance exchanges. The Company has contracted to provide services to certain health insurance exchange products offered by insurers and may be subject to certain financial transparency and disclosure requirements. The ACA mandates that pharmacy benefit managers provide financial transparency and reporting in connection with Medicare Part D plans, as well as plans offered through exchanges. In the event that the Company is determined to be subject to these requirements, the Company does not anticipate that such requirements will have a materially adverse effect on the Company's business.

        FDA Regulation.    The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional activities that are performed "by or on behalf of" a drug manufacturer. The Company's business includes the provision of educational seminars for prescribers and other of the Company's customers on behalf of manufacturer clients and thus may be subject to the federal laws applicable to the promotion of prescription drugs. There can be no assurance that the FDA will not attempt to assert jurisdiction over certain aspects of the Company's pharmaceutical management business in the future and, although the Company is not controlled directly or indirectly by any drug manufacturer, the impact of future FDA regulation could materially adversely affect the Company's pharmaceutical management business, results of operations, financial condition or cash flows.

        State PBM Regulation.    States continue to introduce broad legislation to regulate PBM activities. This legislation encompasses some of the products offered by the pharmaceutical management business of the Company. Legislation in this area is varied and encompasses licensing, audit provision, potential fiduciary duties, pass through of cost savings and disclosure obligations. The regulatory environment is complicated by numerous lawsuits challenging laws and legislative repeals and amendments to PBM laws. The District of Columbia has enacted a statute designed to impose certain fiduciary obligations on entities providing PBM services, although a federal appeals court has held the law to be pre-empted by ERISA. Maryland has also implemented comprehensive PBM registration and examination legislation. Other states, including Mississippi, Louisiana, Connecticut, Georgia, Illinois, Iowa, Kansas, Louisiana, Maine, Massachusetts, Nevada, North Dakota, South Dakota, Texas and Vermont all require PBMs to register with the state or be licensed. The Company has obtained these licenses as necessary to support current business and future opportunities. Furthermore, numerous states, including Arkansas, Florida, Indiana, Kentucky, Maryland, Mississippi, Missouri, New Mexico, North Dakota and Tennessee subject PBMs to audit provisions and generally require certain financial disclosures. In some circumstances, claims or inquiries against PBMs have been asserted under state consumer protection laws, which exist in most states. The various state laws do not appear to be having a material adverse effect on the Company's pharmaceutical management business. However, the Company can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can the Company be certain that future regulations or interpretations of existing laws will not adversely affect its business.

        State Legislation Affecting Plan or Benefit Design.    Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive formulary and network design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to pharmacy benefits. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to the Company directly, but may apply to certain clients of the Company, such as HMOs and health insurers. These types of laws would generally have an adverse effect on the ability of a PBM to reduce cost for its plan sponsor customers.

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

        Additionally, most of the Company's dispensing contracts with its customers use "average wholesale price" ("AWP") as a benchmark for establishing pricing. At least one major third party publisher of AWP pricing data has ceased to publish such data in the past few years, and there can be no guarantee that AWP will continue to be an available pricing metric in the future. The discontinuance of AWP reporting by one data source has not had a material adverse affect on the Company's results of operations and the Company expects that were AWP data to no longer be available, other equitable pricing measures would be available to avoid a material adverse impact on the Company's business. Separately, CMS and several states have taken an interest in attempting to determine the "actual acquisition costs" of pharmacies. In 2012, CMS began conducting surveys and releasing preliminary data on pharmacy acquisition costs. At this time, the Company does not anticipate that actual acquisition cost surveys or pricing should materially adversely impact its operations, but it is too early to speculate what impact, if any such a reimbursement shift might have in pharmacy reimbursement and/or costs in the future.

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

        Health Care Reform.    The ACA is a broad sweeping piece of legislation creating numerous changes in the healthcare regulatory environment. To date, numerous regulations implementing provisions of the ACA have been released in addition to many requests for information, frequently asked questions and other informational notices. Some of these regulations, most notably the Medical Loss Ratio regulations and the Internal Claims and Appeals and External Review Processes Regulations, have an impact on the Company and its business. Others, such as the regulation on dependent coverage to age 26 and coverage of preventative health services, could impact the nature of the members that we serve and the utilization rates. Medicaid expansion under the ACA may impact the Company's business going forward. The Company has behavioral health and radiology customers that are participating in the state and federal Health Insurance Exchanges. The Company has taken necessary steps to support our customers in their administration of these new plans. The ACA also contains provisions related to fees that impact the Company's direct public sector contracts and provisions regarding the non-deductibility of those fees as well as limitations on deductibility of compensation for certain employees. We believe that our state public sector customers will make rate adjustments to cover the direct costs of these fees and a majority of the impact from non-deductibility of such fees for federal income tax purposes. There may be some impact due to taxes paid for non-renewing customers where the timing and amount of recoupment of these additional costs is uncertain. There can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company.

Employees of the Registrant

        At December 31, 2013, the Company had approximately 5,949 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

History

        Magellan was incorporated in 1969 under the laws of the State of Delaware. The Company is engaged in the healthcare management business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. As a result of certain acquisitions and material growth since 2005, the Company expanded into integrated management of the physical and behavioral healthcare for special populations, specialty solutions (including RBM activities) and pharmacy management.

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

        Substantially all of the Company's net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for 66.6 percent, 65.0 percent and 63.1 percent of the Company's net revenue in the years ended December 31, 2011, 2012 and 2013, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company's net revenue and have a material adverse effect on the Company's liquidity, profitability and financial condition.

Significant Customers

  Consolidated Company

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2011, 2012 and 2013. The Maricopa Contract is for the management of the publicly funded behavioral health system that delivers mental health, substance abuse and crisis services for adults, youth, and children. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and was scheduled to expire on October 1, 2013. The Company and the State of Arizona have agreed to extend the Maricopa Contract through March 31, 2014. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and, after January 1, 2014, without cause upon 30 days prior notice to the Company. The Maricopa Contract generated net revenues of $779.5 million, $758.3 million and $755.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

        The State of Arizona had previously issued a Solicitation for a new RBHA for Maricopa County (the "New Contract") to replace the current contract with the Company to be effective on October 1, 2013. The New Contract is for the management of the publicly funded behavioral health system currently provided by the Company under the Maricopa Contract, and also includes an integrated behavioral and physical healthcare system for a small number of individuals with serious mental illness. MCCAZ, a joint venture owned 80% by the Company and 20% by Vanguard/Phoenix Health Plan, previously submitted a bid for the Contract.

        On March 25, 2013, the Company was notified that MCCAZ was not selected as the RBHA for the New Contract. On April 3, 2013, the Company filed a formal protest regarding the State's decision to award the RBHA in Maricopa County to another vendor. On April 17, 2013, the Arizona Department of Health Services denied the Company's protest. On May 9, 2013, the Company filed an appeal of the denial of its protest (the "Appeal") with the Arizona Department of Administration (the "DOA"), the agency responsible for considering appeals of procurement protest denials. The Company also filed with the DOA a motion to stay the award and implementation of the contract pending a decision on the Appeal. On May 21, 2013, the DOA granted the Company's motion and issued a stay of the award and implementation of the contract pending resolution of the Appeal by the DOA (the "Stay").

        On June 13, 2013 the DOA referred the Appeal for a hearing before an independent administrative law judge ("ALJ") in the Arizona Office of Administrative Hearings (the "OAH"). The

OAH held an evidentiary hearing on the Appeal on September 18-27, 2013. On November 18, 2013, the ALJ issued a decision and recommended that the DOA rule against Magellan and dismiss the Appeal. On December 3, 2013 the DOA accepted the recommendation of the ALJ and issued a final administrative decision ruling against Magellan, affirming the award of the New Contract to the winning bidder, and dismissing the Appeal. The DOA also lifted the previously issued Stay on implementation of the New Contract.

        On December 6, 2013 Magellan filed an appeal of the DOA decision in the Arizona Superior Court in Maricopa County (the "Superior Court") and, on December 10, 2013, filed a motion seeking a judicial stay of the implementation of the contract until after the court's decision on the appeal. On February 18, 2014 the Superior Court issued an order denying the Company's motion for stay. The denial of the motion for stay does not impact the final decision on the merits of Magellan's appeal of the DOA decision, which will continue to proceed in the Superior Court. The Company also previously filed a separate civil lawsuit in the Superior Court challenging the legal authority of the public entity that is one of the key members of the non-profit winning bidder to invest in and participate in the winning bidder's performance under the New Contract. In connection with such civil suit, the Company previously filed a motion seeking a preliminary injunction that, if granted, could prohibit such public entity from participation as a member of the winning bidder in the New Contract. No decision on the motion for preliminary injunction in the separate civil suit has yet been issued by the court. There is no assurance that the Company will prevail on its appeal to the Superior Court or that a motion for preliminary injunction will be granted.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2011, 2012 and 2013 (in thousands):

Segment	Term Date	2011		2012		2013
Commercial
Customer A	June 30, 2014(1)	$171,109		$192,415		$207,080
Customer B	December 31, 2017	67,049		67,959	*	71,085	*
Customer C	December 31, 2012 to December 14, 2013(2)(3)	111,607		118,351		74,203	*
Customer D	December 31, 2019	—		134,885		141,444
Public Sector
Customer E	June 30, 2014(4)	191,063		240,224		321,072
Specialty Solutions
Customer F	December 31, 2015	134,257		117,739		130,895
Customer G	June 30, 2011 to November 30, 2011(2)(5)	38,297		—		—
Customer H	June 30, 2014	55,197		60,094		55,078
Customer I	July 31, 2015	36,293		57,455		61,838
Customer J	January 31, 2015	32,342	*	38,366		47,311
Pharmacy Management
Customer K	November 30, 2014 to December 31, 2014(2)	90,563		129,209		133,724
Customer L	December 31, 2013(5)	56,115		60,350		59,125	*
Customer B	September 27, 2013 to December 31, 2013(2)(5)	22,899	*	73,785		92,647
Customer M	March 31, 2014(6)	82,770		69,090		66,153	*

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

(1)
The customer has informed the Company that, after a competitive evaluation process, it has decided not to renew its contract after the contract expires on December 31, 2013. The contract was extended through June 30, 2014 to allow for transition to the new vendor.

(2)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(3)
Revenues for the year ended December 31, 2012 of $50.0 million relate to a contract that terminated as of December 31, 2012. The remaining business terminated in December 2013.

(4)
Contract has options for the customer to extend the term for one additional one-year period.

(5)
The contract has terminated.

(6)
This customer represents a subcontract with Public Sector for the Maricopa Contract, and is eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $351.6 million, $354.1 million and $359.0 million for the years ended December 31, 2011, 2012 and 2013, respectively. Net revenues from the Florida Areas in the aggregate totaled $131.8 million, $133.9 million and $128.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

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

        Substantially all of the Company's Commercial, Specialty Solutions and Pharmacy Management segments' net revenues are derived from customers in the medical managed healthcare industry, including managed care companies, health insurers and other health plans. Some types of changes in this industry's business practices could negatively impact the Company. For example, if the Company's managed care customers seek to provide services directly to their subscribers, instead of contracting with the Company for such services, the Company could be adversely affected. In this regard, certain of the Company's major customers in the past have not renewed all or part of their contracts with the Company, and instead provided managed healthcare services directly to their subscribers. Other of the Company's customers that are managed care companies could also seek to provide services directly to their subscribers, rather than by contracting with the Company for such services. In addition, the Company has a significant number of contracts with Blue Cross Blue Shield plans and other regional health plans. Consolidation of the healthcare industry through acquisitions and mergers could potentially result in the loss of contracts for the Company. Any of these changes could reduce the Company's net revenue, and adversely affect the Company's profitability and financial condition.

Changes in the Contracting Model for Medicaid Contracts—Certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives could negatively impact the Company's resources, profitability and results of operations.

        Substantially all of the Company's Public Sector segment net revenue is derived from direct contracts that it has with state or county governments for the provision of services to Medicaid enrollees. Certain states have recently contracted with managed care companies to manage both the behavioral and physical medical care of their Medicaid enrollees. If other governmental entities change the method for contracting for Medicaid business to a fully integrated model, the Company will attempt to subcontract with the managed care organizations to provide behavioral healthcare management for such Medicaid business; however, there is no assurance that the Company would be able to secure such arrangements. Alternatively, the Company may choose to pursue licensure as a health plan to bid on this integrated business. Accordingly, if such a change in the contracting model were to occur, it is possible that the Company could lose current contracted revenues, as well as be unable to bid on potential new business opportunities, thus negatively impacting the Company's profitability and financial condition.

Risk-Based Products—Because the Company provides services at a fixed fee, if the Company is unable to maintain historical margins, or is unable to accurately predict and control healthcare costs, the Company's profitability could decline.

        The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as "risk-based contracts" or "risk-based products," which include EAP services. These arrangements provided 79.1 percent, 78.3 percent and 79.4 percent of the Company's net revenue in the years ended December 31, 2011, 2012 and 2013, respectively.

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

        The Company believes that it can leverage its information systems, call center, claims and network infrastructure as well as its financial strength and underwriting expertise to facilitate the development of risk product offerings to states that include behavioral healthcare and physical medical care for their special Medicaid and dual eligible populations, particularly individuals with SMI. As this represents a new business for the Company, the Company will incur start-up costs to develop and grow this business. The Company's profitability may be negatively impacted until such time that sufficient business is generated to offset these start-up costs.

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

        The Company may partner with managed care organizations to create joint ventures in some states. Conflicts or disagreements between the Company and any joint venture partner may negatively impact the benefits to be achieved by the relevant joint venture or may ultimately threaten the ability of any such joint venture to continue. The Company is also subject to additional risks and uncertainties because the Company may be dependent upon, and subject to, liability, losses or reputational damage relating to systems, controls and personnel that are not entirely under the Company's control.

Provider Agreements—Failure to maintain or to secure cost-effective healthcare provider contracts may result in a loss of membership or higher medical costs.

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

Pharmacy Management—Loss of Relationship with Providers—If we lose our relationship, or our relationship otherwise changes in an unfavorable manner, with one or more key pharmacy providers or if significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, our business could be adversely affected.

        Our operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and their members. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us, or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and their health plan members, and consequently our business, results of operations, financial condition or cash flows could be adversely affected.

Pharmacy Management—Loss of Relationship with Vendors—Our specialty pharmacies, pharmacy claims processing, and mail processing are dependent on our relationships with a limited number of vendors and suppliers and the loss of any of these relationships could significantly impact our ability to sustain our financial performance.

        We acquire a substantial percentage of our specialty pharmacies prescription drug supply from a limited number of suppliers. Our agreements with these suppliers may be short-term and cancelable by either party without cause with a relatively short time-frame of prior notice. These agreements may limit our ability to provide services for competing drugs during the term of the agreement and allow the supplier to dispense through channels other than us. Further, certain of these agreements allow pricing and other terms of these relationships to be periodically adjusted for changing market conditions or required service levels. A termination or modification to any of these relationships could have an adverse effect on our business, financial condition and results of operations. An additional risk related to supply is that many products dispensed by our specialty pharmacy business are manufactured with ingredients that are susceptible to supply shortages. If any products we dispense are in short supply for long periods of time, this could result in a material adverse effect on our business, financial condition and results of operations. Further, we source from a limited number of vendors, certain aspects of our pharmacy claims and mail processing capabilities. An interruption of service, termination or modification to the terms to any of these agreements may adversely affect our business and financial condition.

Pharmacy Management—Loss of Relationship with Manufacturers—If we lose relationships with one or more key pharmaceutical manufacturers or third party rebate administrators or if rebate payments we receive from pharmaceutical manufacturers and rebate processing service providers decline, our business, results of operations, financial condition or cash flows could be adversely affected.

        We receive fees from our clients for administering rebate programs with pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients,

as well as fees for other programs and services. Our business, results of operations, financial condition or cash flows could be adversely affected if:

  •
  we lose relationships with one or more key pharmaceutical manufacturers or third party rebate administrators;

  •
  we are unable to renew or finalize rebate contracts with one or more key pharmaceutical manufacturers in the future, or are unable to negotiate interim arrangements;

  •
  rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

  •
  legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services;

  •
  pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services; or

  •
  rebates decline due to contract branded products losing their patients.

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

        All of the Company's Public Sector segment net revenue, and a portion of the Company's net revenue in the Company's other segments are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general. Future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company (See "Reliance on Customer

Contracts"). In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company faces increased risks in this regard as state budgets have come under increasing pressure due to the recent economic downturn. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation, to be negotiated by the parties in good faith. Government and other third-party payors generally seek to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

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

Competition—The competitive environment in the managed healthcare industry may limit the Company's ability to maintain or increase the Company's rates, which would limit or adversely affect the Company's profitability, and any failure in the Company's ability to respond adequately may adversely affect the Company's ability to maintain contracts or obtain new contracts.

        The Company's business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including HMOs, PPOs, TPAs, IPAs, multi-disciplinary medical groups, PBMs, specialty pharmacy companies, RBM companies and other specialty healthcare and managed care companies. Many of the Company's competitors, particularly certain insurance companies, HMOs and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, which can create downward pressure on prices through economies of scale. The entrance or expansion of these larger companies in the managed healthcare industry (including the Company's customers who have in-sourced or who may choose to in-source healthcare services) could increase the competitive pressures the Company faces and could limit the Company's ability to maintain or increase the Company's rates. If this happens, the Company's profitability could be adversely affected. In addition, if the Company does not adequately respond to these competitive pressures, it could cause the Company to not be able to maintain its current contracts or to not be able to obtain new contracts.

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

        The ACA also contains provisions related to fees that impact the Company's direct public sector contracts and provisions regarding the non-deductibility of those fees as well as limitations on deductibility of compensation for certain employees. We believe that our state public sector customers will make rate adjustments to cover the direct costs of these fees and a majority of the impact from non-deductibility of such fees for federal income tax purposes. There may be some impact due to taxes paid for non-renewing customers where the timing and amount of recoupment of these additional costs is uncertain. There can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company.

Possible Impact of Federal Mental Health Parity—can significantly impact the Company's revenues or profitability.

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Dominici Mental Health Parity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. Under the ACA non-grandfathered individual and small group plans (both on and off of the exchange) are required to provide mental health and substance use disorder benefits as essential health benefits. These mandated benefits under the ACA must be provided at parity in these plans. Under the ACA, grandfathered individual plans are required to comply with parity if they offer behavioral health benefits. Grandfathered small group plans are exempt from requirements to provide essential health benefits and parity requirements. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. On February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Interim Final Rules interpreting the MHPAEA ("IFR"). The IFR applies to ERISA plans and insured business. A State Medicaid Director Letter was issued in January 2013 discussing applicability of parity to Medicaid managed care plans, SCHIP plans and Alternative Benefit (Benchmark) Plans. It is possible that some states will change their behavioral health plan benefits or management techniques as a result of this letter. On November 13, 2013 the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Final Rules on the MHPAEA ("Final Rule"). The IFR included some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations, and prohibiting separate but equal deductibles. While some of the regulatory requirements in the IFR were not anticipated, the Company believes it is in compliance with the requirements of the IFR. The Company does not anticipate any significant impacts from the Final Rule however it is still reviewing and assessing the Final Rule with customers. The Company's risk contracts do allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

Government Regulation—The Company is subject to substantial government regulation and scrutiny, which increase the Company's costs of doing business and could adversely affect the Company's profitability.

        The managed healthcare industry is subject to extensive and evolving federal and state regulation. Such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. The Company's pharmaceutical management business is also the subject of substantial federal and state governmental regulation and scrutiny. Government investigations and allegations have become more frequent concerning possible violations of fraud and abuse and false claims statutes and regulations by healthcare organizations. Violators may be excluded from participating in government healthcare programs, subject to fines or penalties or required to repay amounts received from the government for previously billed services. A violation of such laws and regulations may have a material adverse effect on the Company.

        The Company is subject to certain state laws and regulations and federal laws as a result of the Company's role in management of customers' employee benefit plans.

        Regulatory issues may also affect the Company's operations including, but not limited to:

  •
  additional state licenses that may be required to conduct the Company's businesses, including utilization review, PBM, pharmacy, HMO and TPA activities;

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

  •
  compliance with HIPAA (including the federal HITECH Act, which strengthens and expands HIPAA) and other federal and state laws impacting the confidentiality of member information;

  •
  state legislation regulating PBMs or imposing fiduciary status on PBMs;

  •
  pharmacy laws and regulation;

  •
  legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans; and

  •
  network pharmacy access laws, including "any willing provider" and "due process" legislation, that affect aspects of our pharmacy network contracts.

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

The Company faces additional regulatory risks associated with its Pharmacy Management segment which could subject it to additional regulatory scrutiny and liability and which could adversely affect the profitability of the Pharmacy Management segment in the future.

        Various aspects of the Company's Pharmacy Management segment are governed by federal and state laws and regulations. Pharmaceutical management services are provided by the Company to Medicaid and Medicare plans as well as commercial insurance plans. There has been enhanced scrutiny on federal programs and the Company must remain vigilant in ensuring compliance with the requirements of these programs. In addition there are provisions of the ACA which may impact the Company's business. For example, the ACA imposes new transparency requirements on PBMs, and the Centers for Medicare and Medicaid Services ("CMS") issued a final rule implementing these requirements in April 2012. PBMs have also increasingly become the target of federal and state litigation over alleged practices relating to prescription drug switching, soliciting, and receiving unlawful remuneration, handling rebates, and fiduciary duties, among others. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of the Company's business. There are significant uncertainties involving the application of many of these legal requirements to the Company. Accordingly, the Company may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting its compliance practices, or modifying its business practices, in order to satisfy changing interpretations and regulatory policies. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which, if adopted, could adversely affect the Company's business. See "Regulation" above.

Risks Related To Realization of Goodwill and Intangible Assets—The Company's profitability could be adversely affected if the value of intangible assets is not fully realized.

        The Company's total assets at December 31, 2013 reflect goodwill of approximately $488.2 million, representing approximately 27.8 percent of total assets. The Company completed its annual impairment analysis of goodwill as of October 1, 2013 noting that no impairment was identified.

        At December 31, 2013, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $69.7 million. Intangible assets are amortized over their estimated useful lives, which range from approximately one to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. There can be no assurance that such goodwill or intangible assets will be realizable.

        The Company evaluates, on a regular basis, whether for any reason the carrying value of the Company's intangible assets and other long-lived assets may no longer be completely recoverable, in which case a charge to earnings for impairment losses could become necessary. When events or changes in circumstances occur that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets other than goodwill by determining whether the carrying value of such assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition.

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

        The Company's operating activities entail significant risks of liability. In recent years, participants in the healthcare industry generally, as well as the managed healthcare industry, have become subject to an increasing number of lawsuits. From time to time, the Company is subject to various actions and claims of professional liability alleging negligence in performing utilization review and other managed healthcare activities, as well as for the acts or omissions of the Company's employees, including employed physicians and other clinicians, network providers, pharmacists, or others. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company, the Company's employees, or the Company's network providers. The Company is also subject to actions and claims for the costs of services for which payment was denied. Many of these actions and claims seek substantial damages and require the Company to incur significant fees and costs related to the Company's defense and consume significant management time and resources. While the Company maintains professional liability insurance, there can be no assurance that future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company's profitability and financial condition.

Professional Liability and Other Insurance—Claims brought against the Company that exceed the scope of the Company's liability coverage or denial of coverage could materially and adversely affect the Company's profitability and financial condition.

        The Company maintains a program of insurance coverage against a broad range of risks in the Company's business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company's potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2013, the Company had approximately $138.4 million of such bonds outstanding. The Company's insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company's alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company's profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

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

        From time to time, the managed healthcare industry has received negative publicity. This publicity has led to increased legislation, regulation, review of industry practices and private litigation. These factors may adversely affect the Company's ability to market our services, require the Company to change its services, or increase the overall regulatory burden under which the Company operates. Any of these factors may increase the costs of doing business and adversely affect the Company's business, financial position, results of operations or cash flows.

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

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value. The Company's available-for-sale investment securities were $208.3 million and represented 11.8 percent of the Company's total assets at December 31, 2013.

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

        The state of the economy has negatively affected state budgets and could adversely affect the Company's reimbursement from state Medicaid programs in its Public Sector segment. The state of the economy and adverse economic conditions could also adversely affect the Company's customers in the Commercial, Specialty Solutions and Pharmacy Management segments resulting in increased pressures on the Company's operating margins. In addition, the economic conditions may result in decreased membership in the Commercial, Specialty Solutions and Pharmacy Management segments, thereby adversely affecting the revenues to the Company from such customers as well as the Company's operating profitability.

        Adverse economic conditions in the debt markets may affect the Company's ability to refinance the Company's existing 2011 Credit Facility upon maturity December 9, 2014 on acceptable terms, or at all.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company currently leases approximately one million square feet of office space comprising 47 offices in 22 states and the District of Columbia with terms expiring between January 2014 and January 2025. The Company's principal executive offices are located in Avon, Connecticut, which lease expires in September 2019. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

Item 3.    Legal Proceedings

        The Company's operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since January 6, 2004, shares of the Company's Ordinary Common Stock, $0.01 par value per share ("common stock") have traded on the NASDAQ Stock Market under the symbol "MGLN." For further information regarding the Company's common stock, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. The following tables set forth the high and low closing bid prices of the Company's common stock as reported by the NASDAQ Stock Market for the years ended December 31, 2012 and 2013, as follows:

	Common Stock Sales Prices
	High	Low
2012
First Quarter	$50.15	$46.30
Second Quarter	49.38	40.81
Third Quarter	55.89	44.83
Fourth Quarter	53.52	47.48
2013
First Quarter	54.23	47.45
Second Quarter	56.75	48.72
Third Quarter	59.97	55.69
Fourth Quarter	61.44	56.91

        As of December 31, 2013, there were approximately 307 stockholders of record of the Company's common stock. The stockholders of record data for common stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

  Comparison of Cumulative Total Returns

        The following graph compares the change in the cumulative total return on the Company's common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor's ("S&P") 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P 500 Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31, 2008, and comparing relative values on December 31, 2009, 2010, 2011, 2012 and 2013. The Company did not pay any dividends during the period reflected in the graph. The common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Total Return

Comparison of Cumulative Five Year Total Return

	December 31,
	2008	2009	2010	2011	2012	2013
Magellan Health Services, Inc.	$100.00	$104.01	$120.74	$126.33	$125.13	$152.99
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Managed Health Care Index(1)	100.00	127.68	139.02	186.84	197.97	292.73

(1)
The S&P 500 Managed Health Care Index consists of Aetna, Inc., CIGNA Corp., Humana, Inc., UnitedHealth Group, Inc. and WellPoint, Inc.

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

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. On July 24, 2013 the Company's board of directors approved an increase and extension of the stock repurchase plan which authorizes the Company to purchase up to $300 million of its outstanding stock through October 25, 2015. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 1,159,871 shares of the Company's common stock at an average price of $51.83 per share for an aggregate cost of $60.1 million (excluding broker commissions) during 2013.

        Following is a summary of stock repurchases made during the three months ended December 31, 2013:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans(1)(2)
October 1–31, 2013	15,077	$59.69	15,077	$195,276
November 1–30, 2013	85,176	$59.86	85,176	190,177
December 1–31, 2013	103,842	$58.84	103,842	184,067

	204,095		204,095

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from January 1, 2014 through February 26, 2014, the Company made additional open market purchases of 177,227 shares of the Company's common stock at an aggregate cost of $10.6 million (excluding broker commissions).

Dividends

        The Company did not declare any dividends during either of the years ended December 31, 2012 or 2013 and does not expect to pay a dividend in 2014. The Company is prohibited from paying dividends on its common stock under the terms of the 2011 Credit Facility, except in limited circumstances. The declaration and payment of any dividends in the future by the Company will be subject to the sole discretion of the Company's board of directors and will depend upon many factors, including the Company's financial condition, earnings, covenants associated with the Company's 2011 Credit Facility and any similar future agreement, legal requirements, regulatory constraints and other factors deemed relevant by the Company's board of directors. Moreover, should the Company pay any dividends in the future, there can be no assurance that the Company will continue to pay such dividends.

Recent Sales of Unregistered Securities

        On September 6, 2013, the Company and Partners Rx entered into a Merger Agreement pursuant to which on October 1, 2013 certain principal owners of Partners Rx purchased 175,596 shares of the Company's restricted stock for a total purchase price of $10 million. The purchase price of the shares was equal to the average of the closing prices of the Company's stock for the five trading day period on the day prior to the execution of the Merger Agreement. The shares received by such principal owners of Partners Rx are subject to vesting over three years with 50% vesting on the second anniversary of the acquisition and 50% vesting on the third anniversary of the acquisition, conditioned on continued employment with the Company on the applicable vesting dates. The shares were issued to the principal owners of Partners Rx in a private placement pursuant to Section 4(a)(2) of the Securities Act.

Item 6.    Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2009, 2010, 2011, 2012 and 2013.

        Selected consolidated financial information for the years ended December 31, 2011, 2012 and 2013 and as of December 31, 2012 and 2013 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2009 and 2010 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with the Company's financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

 MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2010	2011	2012	2013
Statement of Operations Data:
Net revenue	$2,641,814	$2,969,240	$2,799,400	$3,207,397	$3,546,317
Cost of care	1,765,313	1,907,985	1,784,724	2,071,890	2,232,976
Cost of goods sold	203,336	218,630	232,038	328,414	455,601
Direct service costs and other operating expenses(1)	465,710	566,582	529,634	557,512	619,546
Depreciation and amortization	47,268	54,682	58,623	60,488	71,994
Interest expense	2,424	2,233	2,502	2,247	3,000
Interest and other income	(6,245)	(3,275)	(2,781)	(2,019)	(1,985)

Income before income taxes	164,008	222,403	194,660	188,865	165,185
Provision for income taxes	57,337	83,744	65,037	37,838	39,924

Net income	$106,671	$138,659	$129,623	$151,027	$125,261

Income per common share—basic:	$3.03	$4.10	$4.25	$5.51	$4.63
Income per common share—diluted:	$3.01	$4.03	$4.17	$5.42	$4.53

	December 31,
	2009	2010	2011	2012	2013
Balance Sheet Data:
Current assets	$753,588	$858,487	$732,709	$871,418	$989,358
Current liabilities	369,164	390,169	369,550	393,202	476,267
Property and equipment, net	108,219	111,814	118,022	136,548	172,333
Total assets	1,441,041	1,549,432	1,341,167	1,512,133	1,759,218
Total capital lease obligations	—	559	—	—	26,725
Stockholders' equity	950,492	1,039,015	845,274	1,017,333	1,156,485

(1)
Includes stock compensation expense of $19.8 million, $15.1 million, $17.4 million, $17.8 million and $21.3 million in 2009, 2010, 2011, 2012 and 2013, respectively.

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

Business Overview

        Magellan Health Services, Inc. ("Magellan") was incorporated in 1969 under the laws of the State of Delaware. Magellan's executive offices are located at 55 Nod Road, Avon, Connecticut 06001, and its telephone number at that location is (860) 507-1900. References in this report to the "Company" include the accounts of Magellan and its majority owned subsidiaries.

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans, MCOs, insurance companies, employers, labor unions, various military and governmental agencies, third party administrators, and brokers. The Company's business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Healthcare

        Two of the Company's segments are in the managed healthcare business. This line of business reflects the Company's: (i) management of behavioral healthcare services, and (ii) the integrated management of physical and behavioral healthcare for special populations, delivered through MCC. The Company's coordination and management of behavioral healthcare includes services provided through its comprehensive network of behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to enhance the healthcare experience for individuals in need of care, while at the same time managing the cost of these services for our customers. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

        The Company's integrated management of physical and behavioral healthcare includes its full service health plans which provide for the holistic management of special populations. The special populations include individuals with serious mental illness, dual eligibles, those eligible for long term care, intellectually and developmentally disabled individuals, and other populations with unique and often complex healthcare needs.

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

        The managed healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    Commercial generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans, insurance companies and MCOs for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2013, Commercial's covered lives were 4.0 million, 13.5 million and 13.0 million for risk-based, ASO and EAP products, respectively. For the year ended December 31, 2013, Commercial's revenue was $501.1 million, $116.9 million and $148.8 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    Public Sector generally reflects: (i) the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies, and (ii) the integrated management of physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2013, Public Sector's covered lives were 2.1 million and 1.7 million for risk-based and ASO products, respectively. For the year ended December 31, 2013, Public Sector's revenue was $1.7 billion and $33.8 million for risk-based and ASO products, respectively.

        The Maricopa Contract began on September 1, 2007 and extends through March 31, 2014 unless sooner terminated by the parties. The Maricopa Contract generated net revenues of $779.5 million, $758.3 million, and $755.0 million for the years ended December 31, 2011, 2012, and 2013, respectively. See further discussion of the Maricopa Contract in Item 1A—"Risk Factors—Reliance on Customer Contracts".

Specialty Solutions

        Specialty Solutions generally reflects the management of the delivery of diagnostic imaging (radiology benefits management) and a variety of other specialty areas such as radiation oncology, obstetrical ultrasound, cardiology and pain management, including spine surgery and musculoskeletal management, to ensure that such services are clinically appropriate and cost effective. The Company's Specialty Solutions services are currently provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its Specialty Solutions services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the services. As of December 31, 2013, covered lives for Specialty Solutions were 5.7 million and 12.0 million for risk-based and ASO products, respectively. For the year ended December 31, 2013, revenue for Specialty Solutions was $334.5 million and $41.3 million for risk-based and ASO products, respectively.

        This segment was previously defined as Radiology Benefits Management; however, as it has grown and expanded to include additional products, the Company has renamed the segment Specialty Solutions to encompass all of its additional product offerings.

Pharmacy Management

        Pharmacy Management comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Managements' services include (i) traditional pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, the Company has a subcontract arrangement to provide PBM services on a risk basis for one of Public Sector's customers, which is scheduled to terminate on March 31, 2014.

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and FFS arrangements. During 2013, Pharmacy Management processed 1.9 million adjusted commercial network claims in the Company's PBM business, which includes Partners Rx claims following the closing of the acquisition on October 1, 2013. As of December 31, 2013, the Company had a generic dispensing rate of 82.3 percent within its commercial PBM business. In addition, the Company processed 67.1 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. In addition, as of December 31, 2013, Pharmacy Management served 0.4 million commercial PBM members, 9.5 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

        Beginning in the first quarter of 2013, the Company underwent organizational changes. As a result of these changes, the Company concluded that changes to its reportable segments now comprising the new Pharmacy Management segment were warranted. This segment contains the operating segments previously defined as the Specialty Pharmaceutical Management segment and the Medicaid Administration segment. Prior period balances have been reclassified to reflect this change.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Acquisition of Partners Rx Management LLC

        Pursuant to the September 6, 2013 Agreement and Plan of Merger (the "Merger Agreement") with Partners Rx Management, LLC ("Partners Rx"), on October 1, 2013 the Company acquired all of the outstanding ownership interests of Partners Rx. Partners Rx is a privately held, full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through third party administrators, consultants and brokers. As consideration for the transaction, the Company paid $100 million in cash, subject to working capital adjustments. The Company funded the acquisition with cash on hand.

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

        The Company reports the results of operations of Partners Rx within its Pharmacy Management segment.

Acquisition of AlphaCare Holdings, Inc.

        Pursuant to the August 13, 2013 stock purchase agreement (the "Stock Purchase Agreement"), on December 31, 2013 the Company acquired a 65% equity interest in AlphaCare Holdings, Inc. ("AlphaCare Holdings"), the holding company for AlphaCare New York, Inc. ("AlphaCare"), a Health Maintenance Organization ("HMO") in New York that operates a New York Managed Long-Term Care Plan "(MLTCP") in Bronx, New York, Queens, Kings and Westchester Counties, and Medicare Plans in Bronx, New York, Queens and Kings Counties.

        The Company previously held a 7% equity interest in AlphaCare through a previous equity investment of $2.0 million in preferred membership units of AlphaCare's previous holding company, AlphaCare Holdings, LLC on May 17, 2013. The Company also previously loaned $5.9 million to AlphaCare Holdings, LLC. As part of the Stock Purchase Agreement, AlphaCare Holdings, LLC was reorganized into a Delaware corporation, the preferred membership units and the loan were converted into Series A Participating Preferred Stock ("Series A Preferred") of AlphaCare Holdings and the Company purchased an additional $17.4 million of Series A Preferred. The Company holds a 65% voting interest and the remaining shareholders hold a 35% voting interest in AlphaCare Holdings.

        Based on the Company's 65% equity and voting interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Public Sector segment.

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of a retroactive rate amendment is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.2 billion, $2.5 billion and $2.7 billion for the years ended December 31, 2011, 2012 and 2013, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $174.5 million, $151.4 million and $215.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.

        Block Grant Revenues.    Public Sector has a contract that is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $114.4 million, $124.8 million and $131.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $26.5 million, $25.4 million and $14.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues for the years ended December 31, 2011, 2012 and 2013 were $32.8 million, $40.2 million and $34.8 million, respectively.

        In relation to the Company's PBM business, the Company administers rebate programs through which it receives rebates from pharmaceutical manufacturers that are shared with its customers. The Company recognizes rebates when the Company is entitled to them and when the amounts of the rebates are determinable. The amount recorded for rebates earned by the Company from the pharmaceutical manufacturers are recorded as a reduction of cost of goods sold.

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. Prior to the year ended December 31, 2013 the Company had no PBM business. PBM revenues were $106.7 million for the year ended December 31, 2013.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $247.4 million, $350.3 million and $376.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	2011	2012	2013(3)
Claims payable and IBNR, beginning of period	$166,095	$157,099	$222,929
Cost of care:
Current year	1,790,124	2,076,190	2,264,276
Prior years	(5,400)	(4,300)	(31,300)

Total cost of care	1,784,724	2,071,890	2,232,976

Claim payments and transfers to other medical liabilities(1):
Current year	1,657,291	1,877,459	2,053,274
Prior years	136,429	128,601	160,402

Total claim payments and transfers to other medical liabilities	1,793,720	2,006,060	2,213,676

Claims payable and IBNR, end of period	157,099	222,929	242,229
Withhold receivables, end of period(2)	(19,126)	(24,500)	(13,888)

Medical claims payable, end of period	$137,973	$198,429	$228,341

(1)
For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company's results of operations for such periods.

(2)
Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.

(3)
The favorable development of prior years cost of care includes approximately $15.1 million of adjustments of block funding to providers resulting from an annual reconciliation process.

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

2013 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
-3%	$(28,000)	-3%	$(44,000)
-2%	(18,000)	-2%	(29,000)
-1%	(8,500)	-1%	(14,500)
1%	8,500	1%	14,500
2%	18,000	2%	29,000
3%	28,000	3%	44,000

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2013; however, actual claims payments may differ from established estimates.

        Other medical liabilities consist primarily of "reinvestment" payables under certain managed healthcare contracts with Medicaid customers and "profit share" payables under certain risk-based contracts. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to "reinvest" such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs. Under a contract with profit share provisions, if the cost of care is below certain specified levels, the Company will "share" the cost savings with the customer at the percentages set forth in the contract.

Long-lived Assets

        Long-lived assets, including property and equipment and definite lived intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or the discounted present value of expected future cash flows.

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

        Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company's reporting units as of December 31, 2013 comprised of Health Plan, Specialty Solutions, Pharmacy Management, and Public Sector. Prior to October 1, 2013, the Company's reporting units included Specialty Pharmaceutical Management and Medicaid Administration. Effective October 1, 2013, the goodwill associated with these reporting units was aggregated with the goodwill recognized from the acquisition of Partners Rx, and represent the Pharmacy Management reporting unit. The change in reporting units was attributable to the fact that discrete financial information is now being reviewed at the Pharmacy Management operating segment level. The Company's marketing and pricing of pharmacy products on an integrated basis and integration of pharmacy related operations contributed to the reporting unit change.

        The fair value of the Health Plan (a component of the Commercial segment) and Specialty Solutions reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        The fair value of the Pharmacy Management reporting unit was determined using discounted cash flow, guideline company and similar transaction methods. Key assumptions for the discounted cash flow method are consistent with those described above. For the guideline company method, revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples for guideline companies were applied to the reporting unit's pro forma revenue and EDITDA for 2013, which represents actual results for the nine-month period ended September 30, 2013 and projected results for the three-month period ended December 31, 2013, and to the reporting unit's projected revenue and EBITDA for 2014. For the similar transaction method, revenue and EBITDA multiples based on merger and acquisition transactions for similar companies were applied to the reporting unit's pro forma revenue and EBITDA for 2013, which represents actual results for the nine-month period ended September 30, 2013 and projected results for the three-month period ended December 31, 2013. The weighting applied to the fair values determined using the discounted cash flow, guideline company and similar transaction methods to determine an overall fair value for the Pharmacy Management reporting unit was 75 percent, 22.5 percent and 2.5 percent, respectively. The weighting of each of the methods described above was based on the relevance of the approach. A change in the weighting would not change the outcome of the first step of the impairment test.

        As a result of the first step of the 2013 annual goodwill impairment analysis, the fair value of each reporting unit with goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 47.9 percent, 32.9 percent, and 25.5 percent decline in the fair values of the Health Plan, Specialty Solutions, and Pharmacy Management reporting units, respectively, would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

        The Company's goodwill attributed to the Public Sector reporting unit is related to the AlphaCare Holdings acquisition which closed on December 31, 2013, therefore an impairment analysis was not performed for this reporting unit in 2013.

        Goodwill for each of the Company's reporting units at December 31, 2012 and 2013 were as follows (in thousands):

	2012	2013
Health Plan	$120,485	$120,485
Specialty Solutions	104,549	104,549
Pharmacy Management	201,905	242,290
Public Sector	—	20,882

Total	$426,939	$488,206

        The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013 are reflected in the table below (in thousands):

	2012	2013
Balance as of beginning of period	$426,939	$426,939
Acquisition of Partners Rx	—	40,385
Acquisition of AlphaCare Holdings	—	20,882

Balance as of end of period	$426,939	$488,206

Stock Compensation

        At December 31, 2012 and 2013, the Company had equity-based employee incentive plans, which are described more fully in Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. The Company recorded stock compensation expense of $17.8 million and $21.3 million for the years ended December 31, 2012 and 2013, respectively. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period.

        The Company estimates the fair value of substantially all stock options using the Black-Scholes-Merton option pricing model that employs certain factors including expected volatility of stock price, expected life of the option, risk-free interest rate and expected dividend yield. For the years ended December 31, 2012 and 2013, such volatility was based on the historical volatility of the Company's stock price.

        The expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

        The Company recognizes compensation expense for only the portion of options, restricted stock or restricted stock units that are ultimately expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company's estimated forfeiture rate for the years ended December 31, 2012 and 2013 was four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

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

        The Company has federal net operating loss carryforwards ("NOLs") as of December 31, 2013 of $3.6 million available to reduce future federal taxable income. These NOLs, if not used, will expire in 2017 through 2019 and are subject to examination and adjustment by the IRS. Utilization of these NOLs is also subject to certain timing limitations, although the Company does not believe these limitations will restrict its ability to use any federal NOLs before they expire. The Company has state NOLs as of December 31, 2013 of $152.3 million available to reduce future state taxable income at certain subsidiaries. Most of these NOLs, if not used, will expire in 2017 through 2022 and are subject to examination and adjustment by the respective state tax authorities.

        The Company's valuation allowances against deferred tax assets were $3.1 million as of December 31, 2012 and 2013, mostly relating to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

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

        The tax benefit from an uncertain tax position is recognized when it is more likely than not that, based on technical merit, the position will be sustained upon examination, including resolution of any related appeals or litigation processes. As of December 31, 2013, $30.2 million of unrecognized tax benefits were included in tax contingencies. If these unrecognized tax benefits had been realized as of December 31, 2013, $23.3 million would have reduced income tax expense.

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2009 expired during 2013. As a result, $28.6 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in the current year due to statute expirations, of which $23.2 million is reflected as a reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in 2013 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

        With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2010. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2010 could expire during 2014. The Company anticipates that up to $19.5 million of unrecognized tax benefits recorded as of December 31, 2013 could be reversed during 2014 as a result of statute expirations, of which $16.0 million would be reflected as a reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. All such reversals would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs, primarily in the third quarter.

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

Results of Operations

        The accounting policies of the Company's segments are the same as those described in Note 1—"General." The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest and other income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Public Sector subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Public

Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated. The Company's segments are defined above.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2011
Managed care and other revenue	$561,780	$1,459,659	$344,335	$268,987	$(82,770)	$2,551,991
Dispensing revenue	—	—	—	247,409	—	247,409
Cost of care	(314,178)	(1,271,532)	(205,240)	(76,544)	82,770	(1,784,724)
Cost of goods sold	—	—	—	(232,038)	—	(232,038)
Direct service costs and other	(152,760)	(67,227)	(61,681)	(127,598)	(120,368)	(529,634)
Stock compensation expense(1)	839	872	1,563	817	13,327	17,418

Segment profit (loss)	$95,681	$121,772	$78,977	$81,033	$(107,041)	$270,422

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2012
Managed care and other revenue	$728,512	$1,620,875	$349,133	$227,669	$(69,090)	$2,857,099
Dispensing revenue	—	—	—	350,298	—	350,298
Cost of care	(437,518)	(1,413,320)	(228,383)	(61,759)	69,090	(2,071,890)
Cost of goods sold	—	—	—	(328,414)	—	(328,414)
Direct service costs and other	(172,035)	(89,129)	(55,418)	(111,593)	(129,337)	(557,512)
Stock compensation expense(1)	532	1,111	1,567	1,007	13,566	17,783

Segment profit (loss)	$119,491	$119,537	$66,899	$77,208	$(115,771)	$267,364

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2013
Managed care and other revenue	$766,841	$1,757,933	$375,818	$228,705	$(66,248)	$3,063,049
PBM and dispensing revenue	—	—	—	483,268	—	483,268
Cost of care	(469,478)	(1,523,023)	(247,496)	(59,227)	66,248	(2,232,976)
Cost of goods sold	—	—	—	(455,601)	—	(455,601)
Direct service costs and other	(172,491)	(122,819)	(57,334)	(128,427)	(138,475)	(619,546)
Stock compensation expense(1)	503	1,038	1,630	1,172	16,909	21,252

Segment profit (loss)	$125,375	$113,129	$72,618	$69,890	$(121,566)	$259,446

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of segment profit since it is managed on a consolidated basis.

        The following table reconciles Segment Profit to consolidated income before income taxes for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	2011	2012	2013
Segment Profit	$270,422	$267,364	$259,446
Stock compensation expense	(17,418)	(17,783)	(21,252)
Depreciation and amortization	(58,623)	(60,488)	(71,994)
Interest expense	(2,502)	(2,247)	(3,000)
Interest and other income	2,781	2,019	1,985

Income before income taxes	$194,660	$188,865	$165,185

Year ended December 31, 2013 ("2013") compared to the year ended December 31, 2012 ("2012")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 5.3 percent or $38.3 million from 2012 to 2013. The increase in revenue is mainly due to new contracts implemented after (or during) 2012 of $51.2 million, favorable rate changes of $26.7 million, increased membership from existing customers of $18.0 million, customer settlements in 2013 of $5.6 million, retroactive rate and membership adjustments recorded in 2013 of $2.9 million, retroactive risk share adjustments recorded in 2012 of $1.6 million and other net increases (mainly utilization revenue) of $5.4 million, which increases were partially offset by terminated contracts of $62.6 million and performance-based revenue recorded in 2012 of $10.5 million.

Cost of Care

        Cost of care increased by 7.3 percent or $32.0 million from 2012 to 2013. The increase in cost of care is primarily due to new contracts of $33.9 million, increased membership from existing customers of $10.2 million, favorable prior period medical claims development recorded in 2012 of $3.8 million and unfavorable care trends and other net variances of $42.7 million, which increases were partially offset by terminated contracts of $50.7 million, favorable prior period medical claims development recorded in 2013 of $5.4 million and favorable medical claims development for 2012 which was recorded after 2012 of $2.5 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 78.0 percent in 2012 to 79.3 percent in 2013, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 0.3 percent or $0.5 million from 2012 to 2013 primarily due to severance and restructuring cost pertaining to terminated contracts of $4.7 million, partially offset by reduced costs as a result of cost containment efforts. Direct service costs decreased as a percentage of net revenue from 23.6 percent in 2012 to 22.5 percent in 2013, mainly due to cost containment efforts and the impact of increased revenue from favorable rate changes.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 8.5 percent or $137.1 million from 2012 to 2013. This increase is primarily due to new contracts implemented after (or during) 2012 of $131.9 million, favorable rate changes of $7.7 million in 2013 and other net favorable variances of $3.4 million, which increases were partially offset by decreased membership from existing customers of $5.9 million.

Cost of Care

        Cost of care increased by 7.8 percent or $109.7 million from 2012 to 2013. This increase is primarily due to new contracts of $111.7 million, care associated with rate changes for contracts with minimum care requirements of $7.0 million, favorable contractual settlements of $2.2 million in 2012 and unfavorable care trends and other net unfavorable variances of $20.8 million, these increases were partially offset by favorable prior period medical claims development recorded in 2013 of $19.9 million (including 15.1 million of adjustments of block funding to providers resulting from an annual reconciliation process), decreased membership from existing customers of $6.7 million and favorable medical claims development for 2012 which was recorded after 2012 of $5.4 million. Cost of care decreased as a percentage of risk revenue from 88.7 percent in 2012 to 88.3 percent in 2013 mainly due to favorable medical claims development.

Direct Service Costs

        Direct service costs increased by 37.8 percent or $33.7 million from 2012 to 2013, mainly due to severance and restructuring costs of terminated contracts of $6.8 million, costs to support new business and development for the Magellan Complete Care product. Direct service costs increased as a percentage of net revenue from 5.5 percent for the 2012 to 7.0 percent in 2013 mainly due to development costs for the Magellan Complete Care product.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 7.6 percent or $26.7 million from 2012 to 2013. This increase is primarily due to new contracts implemented after (or during) 2012 of $38.0 million and increased membership from existing customers of $32.0 million, which increases were partially offset by unfavorable rate changes of $26.4 million, terminated contracts of $10.2 million, contractual settlements of $4.4 million in 2012, the revenue impact of favorable medical claims development for 2012 recorded in 2013 of $2.0 million and other net unfavorable variances of $0.3 million.

Cost of Care

        Cost of care increased by 8.4 percent or $19.1 million from 2012 to 2013. This increase is primarily attributed to new contracts of $32.3 million and increased membership from existing customers of $25.1 million, which increases were partially offset by favorable prior period medical claims development recorded in 2013 of $6.0 million, terminated contracts of $7.9 million, favorable medical claims development for 2012 which was recorded after 2012 of $4.7 million and care trends and other net favorable variances of $19.7 million. Cost of care was consistent as a percentage of risk revenue at 74.0 percent in 2012 and 2013.

Direct Service Costs

        Direct service costs increased by 3.5 percent or $1.9 million from 2012 to 2013, mainly due to the cost to support new business. As a percentage of net revenue, direct service costs decreased from 15.9 percent in 2012 to 15.3 percent in 2013, mainly due to changes in business mix.

Pharmacy Management

Net Revenue

        Net revenue related to Pharmacy Management increased by 23.2 percent or $134.0 million from 2012 to 2013. This increase is primarily due to revenue for Partners Rx which was acquired on October 1, 2013 of $84.8 million, net increased dispensing activity from existing customers of $34.6 million, new business of $28.8 million (mainly PBM) and increased pharmacy revenue of $3.8 million, which increases were partially offset by terminated contracts of $10.2 million, decreased formulary optimization revenue of $3.6 million, a reduction to revenue associated with profit share recorded due to favorable cost of care trends of $2.9 million and other net unfavorable variances of $1.3 million.

Cost of Care

        Cost of care decreased by 4.1 percent or $2.5 million from 2012 to 2013. This decrease is primarily due to favorable care trends. Cost of care as a percentage of risk revenue was 89.4 percent in 2012 and 89.5 percent in 2013.

Cost of Goods Sold

        Cost of goods sold increased by 38.7 percent or $127.2 million from 2012 to 2013. This increase is primarily due to cost of goods sold for Partners Rx of $77.7 million, increased dispensing activity of $35.5 million and new business of $22.2 million, which increases were partially offset by terminated contracts of $8.2 million. As a percentage of PBM and dispensing revenue, cost of goods sold increased from 93.8 percent in 2012 to 94.3 percent in 2013, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 15.1 percent or $16.8 million from 2012 to 2013. This increase mainly relates to costs for Partners Rx, implementation costs and ongoing costs to support new business. As a percentage of net revenue, direct service costs decreased from 19.3 percent in 2012 to 18.0 percent in 2013, mainly due to business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 7.1 percent or $9.1 million from 2012 to 2013. The increase results primary from severance and other one time items in 2013 of $12.4 million, an increase in stock compensation expense of $3.3 million and other net unfavorable variances of $4.0 million which increases were partially offset by costs related to growth initiatives of $10.6 million incurred in 2012. As a percentage of total net revenue, other operating expenses decreased from 4.0 percent for 2012 to 3.9 percent for 2013, primarily due to increased revenue from new business, as well as the inclusion in 2012 of expenses incurred to support growth initiatives.

Depreciation and Amortization

        Depreciation and amortization expense increased by 19.0 percent or $11.5 million from 2012 to 2013, primarily due to asset additions after 2012 and the acquisition of Partners Rx.

Interest Expense

        Interest expense increased by 33.5 percent or $0.8 million from 2012 to 2013, primarily due to capital lease additions after 2012.

Interest and Other Income

        Interest and other income of $2.0 million were consistent from 2012 to 2013.

Income Taxes

        The Company's effective income tax rate was 20.0 percent in 2012 and 24.2 percent in 2013. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for 2012 was lower than 2013 mainly due to lower reversals of tax contingencies in 2013 from closure of statutes of limitations.

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2009 expired during 2013. As a result, $28.6 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in 2013 as a result of statute expirations, of which $23.2 million is reflected as a reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in 2013 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

2012 compared to the year ended December 31, 2011 ("2011")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 29.7 percent or $166.7 million from 2011 to 2012. The increase in net revenue is mainly due to new contracts implemented after 2011 of $149.8 million, favorable rate changes of $29.7 million and higher performance-based revenue recorded in 2012 of $10.5 million ($5.9 million relating to the prior year), which increases were partially offset by favorable retroactive membership and rate adjustments recorded in 2011 of $8.6 million, program changes of $6.4 million, terminated contracts of $3.3 million, retroactive risk share adjustments recorded in 2012 of $1.6 million, net decreased membership from existing customers of $1.4 million and other net decreases of $2.0 million.

Cost of Care

        Cost of care increased by 39.3 percent or $123.3 million from 2011 to 2012. The increase in cost of care is primarily due to new contracts implemented after 2011 of $115.5 million and unfavorable care trends and other net variances of $24.2 million, which increases were partially offset by program changes of $6.2 million, favorable medical claims development for 2011 which was recorded after 2011 of $3.7 million, favorable prior period medical claims development recorded in 2012 of $3.8 million and net decreased membership from existing customers of $2.7 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 77.0 in 2011 to 78.0 percent in 2012, mainly due to unfavorable care trends in excess of rate increases and changes in business mix.

Direct Service Costs

        Direct service costs increased by 12.6 percent or $19.3 million from 2011 to 2012. The increase in direct service costs is mainly due to costs to support new contracts. Direct service costs decreased as a percentage of net revenue from 27.2 percent in 2011 to 23.6 percent in 2012, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 11.0 percent or $161.2 million from 2011 to 2012. This increase is primarily due to new contracts implemented after 2011 of $177.4 million, unfavorable retroactive contract funding adjustments in 2011 of $12.6 million, timing of incentive revenue for 2012 of $5.8 million and the revenue impact for favorable prior period medical claims development recorded in 2011 of $2.0 million. The revenue increases were partially offset by unfavorable rate changes and program funding of $23.0 million, retroactive incentive revenue recorded in 2011 of $6.8 million, 2011 incentive revenue recorded in 2011 of $5.2 million and net decreased membership from existing customers of $1.6 million.

Cost of Care

        Cost of care increased by 11.2 percent or $141.8 million from 2011 to 2012. This increase is primarily due to new contracts implemented after 2011 of $132.4 million, care associated with retroactive contract funding changes in 2011 of $14.4 million, favorable prior period medical claims development recorded in 2011 of $2.3 million and unfavorable care trends and other net variances of $20.8 million, which increases were partially offset by care associated with rate changes for contracts with minimum care requirements of $25.9 million and favorable contractual settlements of $2.2 million in 2012. Cost of care increased as a percentage of risk revenue from 87.5 percent in 2011 to 88.7 percent in 2012, mainly due to unfavorable rate changes, unfavorable care trends, and changes in business mix.

Direct Service Costs

        Direct service costs increased by 32.6 percent or $21.9 million from 2011 to 2012, mainly due to costs to support new contracts. Direct service costs increased as a percentage of net revenue from 4.6 percent for 2011 to 5.5 percent in 2012 mainly due to rate decreases and changes in business mix.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 1.4 percent or $4.8 million from 2011 to 2012. This increase is primarily due to the net impact of new contracts implemented after (or during) 2011 of $54.3 million, favorable contractual settlements of $4.4 million in 2012 and program changes of $2.9 million which increases were partially offset by decreased membership from terminated contracts and existing customers of $39.7 million, unfavorable rate changes of $14.5 million and other net unfavorable variances of $2.6 million.

Cost of Care

        Cost of care increased by 11.3 percent or $23.1 million from 2011 to 2012. This increase is primarily attributed to new contracts implemented after (or during) 2011 of $38.4 million, program changes of $2.9 million and favorable prior period medical claims development recorded in 2011 of $3.1 million, which increases were partially offset by decreased membership from terminated contracts and existing customers of $18.3 million, favorable prior period medical claims development recorded in 2012 of $0.4 million and care trends and other net favorable variances of $2.6 million. Cost of care increased as a percentage of risk revenue from 69.3 percent in 2011 to 74.0 percent in 2012 mainly due to unfavorable rate changes in excess of care trends and changes in business mix.

Direct Service Costs

        Direct service costs decreased by 10.2 percent or $6.3 million from 2011 to 2012. The decrease in direct service costs is mainly attributable to terminated contracts. As a percentage of net revenue, direct service costs decreased from 17.9 percent in 2011 to 15.9 percent in 2012, mainly due to changes in business mix.

Pharmacy Management

Net Revenue

        Net revenue related to Pharmacy Management increased by 11.9 percent or $61.6 million from 2011 to 2012. This increase is primarily due to net increased dispensing activity of $102.9 million (mainly due to increased business from new and existing customers), formulary optimization revenue of $6.0 million and other net increases of $0.3 million. These increases were partially offset by terminated contracts of $28.8 million, decreased revenue due to lower cost of care associated with the subcontract with Public Sector of $13.7 million and decreased pharmacy revenue of $5.1 million. The terminated contracts are associated with the Company's decision to exit the fiscal agent services ("FAS") market, with the Company's last FAS contract terminating in late 2011.

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

Direct Service Costs

        Direct service costs decreased by 12.5 percent or $16.0 million from 2011 to 2012. This decrease is primarily due to terminated contracts. As a percentage of net revenue, direct service costs decreased from 24.7 percent in 2011 to 19.3 percent in 2012, mainly due to changes in business mix.

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

Interest and Other Income

        Interest and other income decreased by $0.8 million from 2011 to 2012, mainly due to lower yields.

Income Taxes

        The Company's effective income tax rate was 33.4 percent in 2011 and 20.0 percent in 2012. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for 2012 was lower than 2011 mainly due to more significant reversals of tax contingencies in 2012 from closure of statutes of limitations.

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2008 expired during 2012. As a result, $43.3 million of unrecognized tax benefits recorded as of December 31, 2011 were reversed in 2012 as a result of statute expirations, of which $35.7 million is reflected as an a reduction to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest and $0.8 million of unrecognized state tax benefits were reversed in 2012 and reflected as reductions to income tax expense due to the closing of statutes of limitations on tax assessments and changes in tax return elections, respectively.

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2007 closed during 2011. As a result, $15.0 million of unrecognized tax benefits recorded as of December 31, 2010 were reversed in 2011, of which $10.4 million is reflected as a reduction to income tax expense, $2.5 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.2 million of accrued interest was reversed in 2011 and reflected as a reduction to income tax expense due to these statute closings.

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

        Care Trends.    The Company expects that same-store normalized cost of care trend for the 12 month forward outlook to be 6 to 8 percent for Commercial, 0 to 2 percent for Public Sector and 3 to 5 percent for Specialty Solutions.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of December 31, 2013, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2013 compared to 2012

        Operating Activities.    The Company reported net cash provided by operating activities of $181.3 million and $183.2 million for 2012 and 2013, respectively. The $1.9 million increase in operating cash flows from 2012 to 2013 is primarily attributable to the net shift of restricted funds between cash and investments, which results in an operating cash flow change that is directly offset by an investing cash flow change. Partially offsetting these items is the net unfavorable impact of working capital changes, reduction in Segment Profit and increase in tax payments between years.

        During 2012, restricted investments of $16.7 million were shifted to restricted cash that reduced operating cash flows, with restricted cash of $29.2 million shifted to restricted investments in 2013 that increased operating cash flows. The net impact of the shift in restricted funds between periods is an increase in operating cash flows of $45.9 million. The net unfavorable impact of working capital changes between years totaled $28.3 million, and was primarily attributable to an increase in restricted cash requirements for the Company's regulated entities. In 2012 and 2013, the Company was required to restrict additional funds of $5.4 million and $45.9 million, respectively. Segment Profit for 2013 decreased $7.9 million from 2012. Tax payments for 2013 totaled $65.5 million, which is an increase of $7.8 million from 2012.

        During 2013, the Company's restricted cash increased $10.1 million. The change in restricted cash is attributable to an increase in restricted cash of $31.4 million associated with the Company's regulated entities and restricted cash of $7.9 associated with the acquisition of AlphaCare, partially offset by the net shift of restricted cash of $29.2 million. The net change in restricted cash for the Company's regulated entities is attributable to a net increase of $45.9 million in restricted cash requirements that resulted in an operating cash flow use, partially offset by a net decrease in restricted cash of $14.5 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $69.5 million and $64.5 million during 2012 and 2013, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for 2012 were $31.7 million and $37.8 million, respectively, as compared to additions for 2013 related to hard assets and capitalized software of $24.4 million and $40.1 million, respectively. During 2013, the Company had non-cash capital lease additions of $26.9 million and $2.8 million associated with properties and software, respectively. In addition, during 2012 the Company used net cash of $39.8 million for the net purchase of "available for sale" securities, with the Company receiving net cash during 2013 of $16.2 million from the net maturity of "available for sale" securities. In 2012, the Company had other net uses of $1.2 million. In 2013, the Company used cash of $88.5 million and $19.1 million for the acquisitions of Partners Rx and AlphaCare, respectively.

        Financing Activities.    During 2012, the Company paid $21.9 million for the repurchase of treasury stock under the Company's share repurchase program. In addition, the Company received $20.5 million from the exercise of stock options and had other net favorable items of $0.3 million.

        During 2013, the Company paid $60.7 million for the repurchase of treasury stock under the Company's share repurchase program and paid $3.0 million on capital lease obligations. In addition, the Company received $47.5 million from the exercise of stock options and had other net favorable items of $2.6 million.

2012 compared to 2011

Operating Activities

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

Investing Activities

        The Company utilized $54.4 million and $69.5 million during 2011 and 2012, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for 2011 were $25.4 million and $29.0 million, respectively, as compared to additions for 2012 related to hard assets and capitalized software of $31.7 million and $37.8 million, respectively. In addition, during 2011 the Company received net cash of $71.0 million from the net maturity of "available for sale" securities, with the Company using net cash during 2012 of $39.8 million for the net purchase of "available for sale" securities. During 2011, the Company purchased provider network contracts for $1.3 million that resulted in the establishment of an intangible asset. In addition, during 2011, the Company had other net sources of $0.9 million and during 2012, the Company had other net uses of $1.2 million.

Financing Activities

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

Outlook—Liquidity and Capital Resources

Liquidity

        During 2014, the Company expects to fund its estimated capital expenditures of $47 to $57 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2011 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2014. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

Contractual Obligations and Commitments

        The following table sets forth the future financial commitments of the Company as of December 31, 2013 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases(1)	$106,296	$16,799	$42,781	$21,422	$25,294
Letters of credit(2)	33,652	—	—	—	—
Capital lease obligations(3)	34,204	888	8,631	6,245	18,440
Purchase commitments(4)	3,046	3,046	—	—	—
Tax contingency reserves(5)	30,176	244	—	—	—

	$199,895	$19,883	$48,387	$26,116	$41,925

(1)
Operating lease obligations include estimated future lease payments for both open and closed offices.

(2)
These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

(3)
Capital lease obligations include imputed interest of $7.5 million and are net of leasehold improvement allowances.

(4)
Purchase commitments include open purchase orders as of December 31, 2013 relating to ongoing capital expenditure and operational activities.

(5)
Other than the estimated amount to be paid during 2014, the Company is unable to make a reasonably reliable estimate of the period of the cash settlement (if any) with the respective taxing authorities for the $30.2 million balance of its tax contingency reserves. However, settlement of such amounts could require the utilization of working capital. See further discussion in Note 7—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

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

          On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. On July 24, 2013 the Company's board of directors approved an increase and extension of the stock repurchase plan which authorizes the Company to purchase up to $300 million of its outstanding stock through October 25, 2015. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 1,159,871 shares of the Company's common stock at an average price of $51.83 per share for an aggregate cost of $60.1 million (excluding broker commissions) during 2013.

          During the period from January 1, 2014 through February 26, 2014, the Company made additional open market purchases of 177,227 shares of the Company's common stock at an aggregate cost of $10.6 million (excluding broker commissions).

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

          On September 6, 2013, the Company and Partners Rx entered into a Merger Agreement pursuant to which on October 1, 2013 certain principal owners of Partners Rx purchased 175,596 shares of the Company's restricted stock for a total purchase price of $10 million. The purchase price of the shares was equal to the average of the closing prices of the Company's stock for the five trading day period on the day prior to the execution of the Merger Agreement. The shares received by such principal owners of Partners Rx are subject to vesting over three years with 50% vesting on the second anniversary of the acquisition and 50% vesting on the third anniversary of the acquisition, conditioned on continued employment with the Company on the applicable vesting dates. The shares were issued to the principal owners of Partners Rx in a private placement pursuant to Section 4(a)(2) of the Securities Act.

  Off-Balance Sheet Arrangements

          As of December 31, 2013, the Company has no material off-balance sheet arrangements.

  2011 Credit Facility

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

        The 2011 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2011 Credit Facility, pursuant to its terms, would result in an event of default under the 2011 Credit Facility. As of December 31, 2013, the Company was in compliance with all covenants, including financial covenants, under the 2011 Credit Facility.

        Although the 2011 Credit Facility expires on December 9, 2014, the Company believes it will be able to obtain a new facility or, if not, to use cash on hand to fund letters of credit and other liquidity needs.

Net Operating Loss Carryforwards

        The Company has federal NOLs as of December 31, 2013 of approximately $3.6 million available to reduce future federal taxable income. These NOLs, if not used, expire in 2017 through 2019 and are subject to examination and adjustment by the IRS. Utilization of these NOLs is also subject to certain timing limitations, although the Company does not believe these limitations will restrict its ability to use any federal NOLs before they expire. The Company has state NOLs as of December 31, 2013 of $152.3 million available to reduce future state taxable income at certain subsidiaries. Most of these NOLs, if not used, will expire in 2017 through 2022 and are subject to examination and adjustment by the respective state tax authorities.

        As of December 31, 2013, the Company's valuation allowances against deferred tax assets were $3.1 million, mostly relating to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Future changes in the estimated realizable portion of deferred taxes could materially affect the Company's financial condition and results of operations.

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and the ACA, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. We believe that our state public sector customers will make rate adjustments to cover the direct costs of these fees and a majority of the impact from non-deductibility of such fees for federal income tax purposes. There may be some impact due to taxes paid for non-renewing customers where the timing and amount of recoupment of these additional costs is uncertain. For 2014, the projected ACA fees are currently estimated to be $25.0 million. There can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2011 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2011 Credit Facility as of December 31, 2013, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2013. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        In the fourth quarter ended December 31, 2013, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework (1992)."

        Management's assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over reporting of Partners Rx and AlphaCare, which were acquired on October 1, 2013 and December 31, 2013, respectively. These operations represent 10.5 percent and 10.7 percent of total and net assets of the Company, respectively, as of December 31, 2013 and 2.4 percent and 1.1 percent of revenues and Segment Profit, respectively, of the Company for the year then ended.

        Based on this assessment, which excluded an assessment of internal control of the acquired operations of Partners Rx and AlphaCare, management has concluded that, as of December 31, 2013, internal control over financial reporting is effective based on these criteria.

        The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report dated March 3, 2014 appears on page 68 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited Magellan Health Services, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Magellan Health Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Partners Rx and AlphaCare, which are included in the 2013 consolidated financial statements of Magellan Health Services, Inc. and collectively constituted 10.5% and 10.7% of total and net assets, respectively, as of December 31, 2013 and 2.4% and 1.1% of revenues and segment profit, respectively, for the year then ended. Our audit of internal control over financial reporting of Magellan Health Services, Inc. also did not include an evaluation of the internal control over financial reporting of Partners Rx and AlphaCare.

        In our opinion, Magellan Health Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Health Services, Inc. as of December 31, 2012 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of Magellan Health Services, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 3, 2014

Item 9B.    Other Information

        None.

PART III

        The information required by Items 10 through 14 is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2013, except for the following information required by Item 12 of this Part III.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2013 with respect to the Company's compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	4,010,146	$47.23	2,289,039	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	4,010,146	$47.23	2,289,039	(1)

(1)
Consists of shares remaining available for issuance as of December 31, 2013 under the Company's equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options and the shares of restricted stock.

        For further discussion, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Additional Information

        (a)   Documents furnished as part of the Report:

1.     Financial Statements

        Information with respect to this item is contained on Pages F-1 to F-47 of this Report on Form 10-K.

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

Exhibit No.	Description of Exhibit
*10.71	Form of Stock Option Agreement, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 8, 2013 and is incorporated herein by reference.
*10.72
Form of Notice of Stock Option Grant, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 8, 2013 and is incorporated herein by reference.
*10.73
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 8, 2013 and is incorporated herein by reference.
*10.74
Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 8, 2013 and is incorporated herein by reference.
*10.75
Form of Notice of Cash Denominated Award, relating to cash awards granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.5 to the Company's current report on Form 8-K, which was filed on March 8, 2013 and is incorporated herein by reference.
*10.76
Amendment to Employment Agreement, dated April 3, 2013 between Magellan Health Services, Inc. and Tina Blasi, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on April 8, 2013, and is incorporated herein by reference.
*10.77
Amendment to Employment Agreement, dated May 14, 2013 between Magellan Health Services, Inc. and Rene Lerer, M.D., which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on May 14, 2013, and is incorporated herein by reference.
10.78
Agreement and Plan of Merger, dated September 6, 2013, among Magellan Health Services, Inc., Cactus Acquisition LLC, Partners Rx Management LLC, and Holder Repco LLC, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on October 1, 2013, and is incorporated herein by reference.
#21	List of subsidiaries of the Company.
#23	Consent of Independent Registered Public Accounting Firm.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders' Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

4.     Additional Information

        The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the "Codes of Ethics"). Any such requests should be made in writing to the Investor Relations Department, Magellan Health Services, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Company's website at www.magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH SERVICES, INC. (Registrant)
Date: March 3, 2014	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 3, 2014	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ BARRY SMITH Barry Smith	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2014
/s/ ERAN BROSHY Eran Broshy	Director	March 3, 2014
/s/ MICHAEL DIAMENT Michael Diament	Director	March 3, 2014
/s/ WILLIAM D. FORREST William D. Forrest	Director	March 3, 2014
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	March 3, 2014
/s/ WILLIAM J. MCBRIDE William J. McBride	Director	March 3, 2014

Signature	Title	Date

/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	March 3, 2014
/s/ MARY SAMMONS Mary Sammons	Director	March 3, 2014
/s/ JONATHAN N. RUBIN Jonathan N. Rubin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2014
/s/ JEFFREY N. WEST Jeffrey N. West	Senior Vice President and Controller (Principal Accounting Officer)	March 3, 2014

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health Services, Inc.

        We have audited the accompanying consolidated balance sheets of Magellan Health Services, Inc. as of December 31, 2012 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Health Services, Inc. at December 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Magellan Health Services, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Baltimore, Maryland
March 3, 2014

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2012	2013
ASSETS
Current Assets:
Cash and cash equivalents	$189,464	$203,187
Restricted cash	226,554	236,696
Accounts receivable, less allowance for doubtful accounts of $4,612 and $5,447 at December 31, 2012 and 2013, respectively	138,253	238,185
Short-term investments (restricted investments of $88,332 and $117,674 at December 31, 2012 and 2013, respectively)	201,127	175,883
Deferred income taxes	31,698	37,530
Pharmaceutical inventory	45,727	49,609
Other current assets (restricted deposits of $20,846 and $25,009 at December 31, 2012 and 2013, respectively)	38,595	48,268

Total Current Assets	871,418	989,358
Property and equipment, net	136,548	172,333
Restricted long-term investments	32,563	32,430
Other long-term assets	9,730	7,197
Goodwill	426,939	488,206
Other intangible assets, net	34,935	69,694

Total Assets	$1,512,133	$1,759,218

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,081	$42,853
Accrued liabilities	100,778	134,652
Medical claims payable	198,429	228,341
Other medical liabilities	76,914	67,416
Current maturities of long-term capital lease obligations	—	3,005

Total Current Liabilities	393,202	476,267
Long-term capital lease obligations	—	23,720
Deferred income taxes	34,086	42,046
Tax contingencies	60,697	32,343
Deferred credits and other long-term liabilities	6,815	17,803

Total Liabilities	494,800	592,179

Redeemable non-controlling interest	—	10,554
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2012 and 2013—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2012 and 2013—Issued and outstanding—45,928 shares and 27,353 shares at December 31, 2012, respectively, and 47,351 and 27,616 shares at December 31, 2013, respectively	459	474
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2012 2013—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	848,238	922,325
Retained earnings	975,232	1,100,493
Accumulated other comprehensive loss	(35)	(93)
Ordinary common stock in treasury, at cost, 18,575 shares and 19,735 shares at December 31, 2012 and 2013, respectively	(806,561)	(866,714)

Total Stockholders' Equity	1,017,333	1,156,485

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$1,512,133	$1,759,218

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2011	2012	2013
Net revenue:
Managed care and other	$2,551,991	$2,857,099	$3,063,049
PBM and dispensing	247,409	350,298	483,268

Total net revenue	2,799,400	3,207,397	3,546,317

Costs and expenses:
Cost of care	1,784,724	2,071,890	2,232,976
Cost of goods sold	232,038	328,414	455,601
Direct service costs and other operating expenses(1)	529,634	557,512	619,546
Depreciation and amortization	58,623	60,488	71,994
Interest expense	2,502	2,247	3,000
Interest and other income	(2,781)	(2,019)	(1,985)

Total costs and expenses	2,604,740	3,018,532	3,381,132

Income before income taxes	194,660	188,865	165,185
Provision for income taxes	65,037	37,838	39,924

Net income	129,623	151,027	125,261
Net income per common share—basic:	$4.25	$5.51	$4.63
Net income per common share—diluted:	$4.17	$5.42	$4.53
Other comprehensive (loss) income
Unrealized (losses) gains on available-for-sale securities(2)	(159)	115	(58)

Comprehensive income	$129,464	$151,142	$125,203

(1)
Includes stock compensation expense of $17,418, $17,783 and $21,252 for the years ended December 31, 2011, 2012 and 2013, respectively.

(2)
Net of income tax (benefit) provision of $(102), $73 and $(38) for the years ended December 31, 2011, 2012 and 2013, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

			Common Stock In Treasury
	Common Stock							Accumulated Other Comprehensive Income (Loss)
					Additional Paid in Capital	Retained Earnings	Warrants Outstanding		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	43,687	$437	(9,905)	$(381,755)	$725,322	$694,582	$420	$9	$1,039,015
Stock compensation expense	—	—	—	—	17,256	—	—	—	17,256
Exercise of stock options	1,065	11	—	—	40,830	—	—	—	40,841
Tax benefit (cost) from exercise of stock options and vesting of stock awards	—	—	—	—	(1,213)	—	—	—	(1,213)
Exercise of stock warrants	31	—	—	—	1,251	—	(296)	—	955
Issuance of equity	502	5	—	—	17,975	—	—	—	17,980
Repurchase of stock	—	—	(8,207)	(401,514)	—	—	—	—	(401,514)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	2,490	—	—	—	2,490
Forfeiture of stock warrants	—	—	—	—	124	—	(124)	—	—
Net income	—	—	—	—	—	129,623	—	—	129,623
Other comprehensive loss—other	—	—	—	—	—	—	—	(159)	(159)

Balance at December 31, 2011	45,285	453	(18,112)	(783,269)	804,035	824,205	—	(150)	845,274
Stock compensation expense	—	—	—	—	17,945	—	—	—	17,945
Exercise of stock options	531	5	—	—	20,717	—	—	—	20,722
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	112	—	—	—	112
Issuance of equity	112	1	—	—	(733)	—	—	—	(732)
Repurchase of stock	—	—	(463)	(23,292)	—	—	—	—	(23,292)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	6,162	—	—	—	6,162
Net income	—	—	—	—	—	151,027	—	—	151,027
Other comprehensive income—other	—	—	—	—	—	—	—	115	115

Balance at December 31, 2012	45,928	459	(18,575)	(806,561)	848,238	975,232	—	(35)	1,017,333
Stock compensation expense	—	—	—	—	21,252	—	—	—	21,252
Exercise of stock options	1,139	12	—	—	47,281	—	—	—	47,293
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	2,297	—	—	—	2,297
Issuance of equity	284	3	—	—	(596)	—	—	—	(593)
Repurchase of stock	—	—	(1,160)	(60,153)	—	—	—	—	(60,153)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	3,853	—	—	—	3,853
Net income	—	—	—	—	—	125,261	—	—	125,261
Other comprehensive (loss)—other	—	—	—	—	—	—	—	(58)	(58)

Balance at December 31, 2013	47,351	$474	(19,735)	$(866,714)	$922,325	$1,100,493	$—	$(93)	$1,156,485

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2011	2012	2013
Cash flows from operating activities:
Net income	$129,623	$151,027	$125,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,623	60,488	71,994
Non-cash interest expense	1,033	728	736
Non-cash stock compensation expense	17,418	17,783	21,252
Non-cash income tax expense (benefits)	8,285	17,306	(1,212)
Non-cash amortization on investments	12,309	7,193	9,107
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(69,060)	(40,760)	(2,242)
Accounts receivable, net	(15,609)	(16,411)	(40,804)
Pharmaceutical inventory	(11,657)	(6,160)	(3,882)
Other assets	3,804	414	(9,293)
Accounts payable and accrued liabilities	(7,251)	(8,321)	3,593
Medical claims payable and other medical liabilities	(7,905)	31,292	17,866
Tax contingencies	(9,453)	(35,376)	(22,960)
Deferred credits and other long-term liabilities	1,558	1,901	10,988
Other	285	189	2,757

Net cash provided by operating activities	112,003	181,293	183,161

Cash flows from investing activities:
Capital expenditures	(54,394)	(69,549)	(64,542)
Acquisitions and investments in businesses, net of cash acquired	(376)	—	(107,541)
Purchase of investments	(259,552)	(321,541)	(323,253)
Maturity of investments	330,583	281,748	339,428
Other	—	(1,225)	—

Net cash provided by (used in) investing activities	16,261	(110,567)	(155,908)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(559)	—	(3,001)
Payments to acquire treasury stock	(407,645)	(21,868)	(60,677)
Proceeds from issuance of equity	20,000	—	—
Proceeds from exercise of stock options and warrants	41,796	20,486	47,529
Tax benefit from exercise of stock options and vesting of stock awards	2,038	990	3,212
Other	(1,211)	(732)	(593)

Net cash used in financing activities	(345,581)	(1,124)	(13,530)

Net (decrease) increase in cash and cash equivalents	(217,317)	69,602	13,723
Cash and cash equivalents at beginning of period	337,179	119,862	189,464

Cash and cash equivalents at end of period	$119,862	$189,464	$203,187

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans, managed care organizations ("MCOs"), insurance companies, employers, labor unions, various military and governmental agencies, third party administrators, and brokers. The Company's business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Healthcare

        Two of the Company's segments are in the managed healthcare business (previously referred to as the managed behavioral healthcare business). This line of business reflects the Company's: (i) management of behavioral healthcare services, and (ii) the integrated management of physical and behavioral healthcare for special populations, delivered through Magellan Complete Care ("MCC"). The Company's coordination and management of behavioral healthcare includes services provided through its comprehensive network of behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to enhance the healthcare experience for individuals in need of care, while at the same time managing the cost of these services for our customers. The treatment services provided through the Company's provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

        The Company's integrated management of physical and behavioral healthcare includes its full service health plans which provide for the holistic management of special populations. The special populations include individuals with serious mental illness, dual eligibles, those eligible for long term care, intellectually and developmentally disabled individuals, and other populations with unique and often complex healthcare needs.

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

December 31, 2013

1. General (Continued)

the treatment services, and (iii) employee assistance programs ("EAPs") where the Company provides short-term outpatient behavioral counseling services.

        The managed healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans, insurance companies and MCOs for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements.

        Public Sector.    The Managed Healthcare Public Sector segment ("Public Sector") generally reflects: (i) the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies, and (ii) the integrated management of physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements.

Specialty Solutions

        The Specialty Solutions segment ("Specialty Solutions") generally reflects the management of the delivery of diagnostic imaging (radiology benefits management or "RBM") and a variety of other specialty areas such as radiation oncology, obstetrical ultrasound, cardiology and pain management, including spine surgery and musculoskeletal management, to ensure that such services are clinically appropriate and cost effective. The Company's Specialty Solutions services are currently provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its Specialty Solutions services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the services.

        This segment was previously defined as Radiology Benefits Management; however, as it has grown and expanded to include additional products, the Company has renamed the segment Specialty Solutions to encompass all of its additional product offerings.

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Managements' services include (i) traditional pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. General (Continued)

the integrated management of drugs that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, the Company has a subcontract arrangement to provide PBM services on a risk basis for one of Public Sector's customers, which is scheduled to terminate on March 31, 2014.

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements.

        Beginning in the first quarter of 2013, the Company underwent organizational changes. As a result of these changes, the Company concluded that changes to its reportable segments now comprising the new Pharmacy Management segment were warranted. This segment contains the operating segments previously defined as the Specialty Pharmaceutical Management segment and the Medicaid Administration segment. Prior period balances have been reclassified to reflect this change.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. We believe that our state public sector customers will make rate adjustments to cover the direct costs of these fees and a majority of the impact from non-deductibility of such fees for federal income tax purposes. There may be some impact due to taxes paid for non-renewing customers where the timing and amount of recoupment of these additional costs is uncertain. For 2014, the projected ACA fees are currently estimated to be $25.0 million. There can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company.

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

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.2 billion, $2.5 billion and $2.7 billion for the years ended December 31, 2011, 2012 and 2013, respectively.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. Revenues from these contracts approximated $174.5 million, $151.4 million and $215.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.

        Block Grant Revenues.    Public Sector has a contract that is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $114.4 million, $124.8 million and $131.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $26.5 million, $25.4 million and $14.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues for the years ended December 31, 2011, 2012 and 2013 were $32.8 million, $40.2 million and $34.8 million, respectively.

        In relation to the Company's PBM business, the Company administers rebate programs through which it receives rebates from pharmaceutical manufacturers that are shared with its customers. The Company recognizes rebates when the Company is entitled to them and when the amounts of the rebates are determinable. The amount recorded for rebates earned by the Company from the pharmaceutical manufacturers are recorded as a reduction of cost of goods sold.

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. Prior to the year ended December 31, 2013 the Company had no PBM business. PBM revenues were $106.7 million for the year ended December 31, 2013.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $247.4 million, $350.3 million and $376.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Significant Customers

  Consolidated Company

        The Company provides behavioral healthcare management and other related services to approximately 660,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RHBA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract").

        The Maricopa Contract generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2011, 2012 and 2013. The Maricopa Contract is for the management of the publicly funded behavioral health system that delivers mental health, substance abuse and crisis services for adults, youth, and children. Under the Maricopa Contract, the Company is responsible for providing covered behavioral health services to persons eligible under Title XIX (Medicaid) and Title XXI (State Children's Health Insurance Program) of the Social Security Act, non-Title XIX and non-Title XXI eligible children and adults with a serious mental illness, and to certain non-Title XIX and non-Title XXI adults with behavioral health or substance abuse disorders. The Maricopa Contract began on September 1, 2007 and was scheduled to expire on October 1, 2013. The Company and the State of Arizona have agreed to extend the Maricopa Contract through March 31, 2014. The State of Arizona has the right to terminate the Maricopa Contract for cause, as defined, upon ten days' notice with an opportunity to cure, and, after January 1, 2014, without cause upon 30 days prior notice to the Company. The Maricopa Contract generated net revenues of $779.5 million, $758.3 million and $755.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

        The State of Arizona had previously issued a Solicitation for a new RBHA for Maricopa County (the "New Contract") to replace the current contract with the Company to be effective on October 1, 2013. The New Contract is for the management of the publicly funded behavioral health system currently provided by the Company under the Maricopa Contract, and also includes an integrated behavioral and physical healthcare system for a small number of individuals with serious mental illness. Magellan Complete Care of Arizona ("MCCAZ"), a joint venture owned 80% by the Company and 20% by Vanguard/Phoenix Health Plan, previously submitted a bid for the Contract.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        On March 25, 2013, the Company was notified that MCCAZ was not selected as the RBHA for the New Contract. On April 3, 2013, the Company filed a formal protest regarding the State's decision to award the RBHA in Maricopa County to another vendor. On April 17, 2013, the Arizona Department of Health Services denied the Company's protest. On May 9, 2013, the Company filed an appeal of the denial of its protest (the "Appeal") with the Arizona Department of Administration (the "DOA"), the agency responsible for considering appeals of procurement protest denials. The Company also filed with the DOA a motion to stay the award and implementation of the contract pending a decision on the Appeal. On May 21, 2013, the DOA granted the Company's motion and issued a stay of the award and implementation of the contract pending resolution of the Appeal by the DOA (the "Stay").

        On June 13, 2013 the DOA referred the Appeal for a hearing before an independent administrative law judge ("ALJ") in the Arizona Office of Administrative Hearings (the "OAH"). The OAH held an evidentiary hearing on the Appeal on September 18-27, 2013. On November 18, 2013, the ALJ issued a decision and recommended that the DOA rule against Magellan and dismiss the Appeal. On December 3, 2013 the DOA accepted the recommendation of the ALJ and issued a final administrative decision ruling against Magellan, affirming the award of the New Contract to the winning bidder, and dismissing the Appeal. The DOA also lifted the previously issued Stay on implementation of the New Contract.

        On December 6, 2013 Magellan filed an appeal of the DOA decision in the Arizona Superior Court in Maricopa County (the "Superior Court") and, on December 10, 2013, filed a motion seeking a judicial stay of the implementation of the contract until after the court's decision on the appeal. On February 18, 2014 the Superior Court issued an order denying the Company's motion for stay. The denial of the motion for stay does not impact the final decision on the merits of Magellan's appeal of the DOA decision, which will continue to proceed in the Superior Court. The Company also previously filed a separate civil lawsuit in the Superior Court challenging the legal authority of the public entity that is one of the key members of the non-profit winning bidder to invest in and participate in the winning bidder's performance under the New Contract. In connection with such civil suit, the Company previously filed a motion seeking a preliminary injunction that, if granted, could prohibit such public entity from participation as a member of the winning bidder in the New Contract. No decision on the motion for preliminary injunction in the separate civil suit has yet been issued by the court. There is no assurance that the Company will prevail on its appeal to the Superior Court or that a motion for preliminary injunction will be granted.

        In the event that the Company does not prevail on the appeal, the Company will likely incur shutdown costs pertaining to the contract, including severance, lease termination, and software impairment charges. As of December 31, 2013, the Company has recorded $6.1 million of such shutdown costs.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2011, 2012 and 2013 (in thousands):

Segment	Term Date	2011		2012		2013
Commercial
Customer A	June 30, 2014(1)	$171,109		$192,415		$207,080
Customer B	December 31, 2017	67,049		67,959	*	71,085	*
Customer C	December 31, 2012 to December 14, 2013(2)(3)	111,607		118,351		74,203	*
Customer D	December 31, 2019	—		134,885		141,444
Public Sector
Customer E	June 30, 2014(4)	191,063		240,224		321,072
Specialty Solutions
Customer F	December 31, 2015	134,257		117,739		130,895
Customer G	June 30, 2011 to November 30, 2011(2)(5)	38,297		—		—
Customer H	June 30, 2014	55,197		60,094		55,078
Customer I	July 31, 2015	36,293		57,455		61,838
Customer J	January 31, 2015	32,342	*	38,366		47,311
Pharmacy Management
Customer K	November 30, 2014 to December 31, 2014(2)	90,563		129,209		133,724
Customer L	December 31, 2013(5)	56,115		60,350		59,125	*
Customer B	September 27, 2013 to December 31, 2013(2)(5)	22,899	*	73,785		92,647
Customer M	March 31, 2014(6)	82,770		69,090		66,153	*

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

(1)
The customer has informed the Company that, after a competitive evaluation process, it has decided not to renew its contract after the contract expires on December 31, 2013. The contract was extended through June 30, 2014 to allow for transition to the new vendor.

(2)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(3)
Revenues for the year ended December 31, 2012 of $50.0 million relate to a contract that terminated as of December 31, 2012.

(4)
Contract has options for the customer to extend the term for one additional one-year period.

(5)
The contract has terminated.

(6)
This customer represents a subcontract with Public Sector for the Maricopa Contract, and is eliminated in consolidation.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $351.6 million, $354.1 million and $359.0 million for the years ended December 31, 2011, 2012 and 2013, respectively. Net revenues from the Florida Areas in the aggregate totaled $131.8 million, $133.9 million and $128.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

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

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Although the effective tax rate approach is generally used for interim periods, taxes on significant, unusual and infrequent items are recognized at the statutory tax rate entirely in the period the amounts are realized.

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At December 31, 2013, the Company's excess capital and undistributed earnings for the Company's regulated subsidiaries of $40.9 million are included in cash and cash equivalents.

Restricted Assets

        The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries. Significant restricted assets of the Company as of December 31, 2012 and 2013 were as follows (in thousands):

	2012	2013
Restricted cash	$226,554	$236,696
Restricted short-term investments	88,332	117,674
Restricted deposits (included in other current assets)	20,846	25,009
Restricted long-term investments	32,563	32,430

Total	$368,295	$411,809

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

December 31, 2013

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

        As of December 31, 2012 and 2013, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2011, 2012 or 2013. The following is a summary of short-term and long-term investments at December 31, 2012 and 2013 (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,065	$—	$—	$1,065
Obligations of government-sponsored enterprises(1)	6,126	4	(2)	6,128
Corporate debt securities	214,603	66	(122)	214,547
Certificates of deposit	150	—	—	150
Taxable municipal bonds	11,805	—	(5)	11,800

Total investments at December 31, 2012	$233,749	$70	$(129)	$233,690

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,129	$—	$—	$1,129
Obligations of government-sponsored enterprises(1)	8,441	2	(3)	8,440
Corporate debt securities	198,748	18	(172)	198,594
Certificates of deposit	150	—	—	150

Total investments at December 31, 2013	$208,468	$20	$(175)	$208,313

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        The maturity dates of the Company's investments as of December 31, 2013 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2014	$175,997	$175,883
2015	31,518	31,479
2016	953	951

Total investments at December 31, 2013	$208,468	$208,313

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

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes costs incurred to develop internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for building improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. The net capitalized internal use software as of December 31, 2012 and 2013 was $71.1 million and $78.8 million, respectively. Depreciation expense was $47.9 million, $50.8 million and $61.4 million for the years ended December 31, 2011, 2012 and 2013, respectively. Included in depreciation expense for the years ended December 31, 2011, 2012 and 2013 was $28.9 million, $28.8 million and $34.8 million, respectively, related to capitalized internal use software.

        Property and equipment, net, consisted of the following at December 31, 2012 and 2013 (in thousands):

	2012	2013
Building improvements	$7,285	$12,074
Equipment	168,400	180,540
Capital leases—property	—	26,945
Capital leases—equipment	—	2,794
Capitalized internal-use software	261,833	304,146

	437,518	526,499
Accumulated depreciation	(300,970)	(354,166)

Property and equipment, net	$136,548	$172,333

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

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

        Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company's reporting units as of December 31, 2013 comprised of Health Plan, Specialty Solutions, Pharmacy Management, and Public Sector. Prior to October 1, 2013, the Company's reporting units included Specialty Pharmaceutical Management and Medicaid Administration. Effective October 1, 2013, the goodwill associated with these reporting units was aggregated with the goodwill recognized from the acquisition of Partners Rx Management, LLC ("Partners Rx"), and represent the Pharmacy Management reporting unit. The change in reporting units was attributable to the fact that discrete financial information is now being reviewed at the Pharmacy Management operating segment level. The Company's marketing and pricing of pharmacy products is on an integrated basis and integration of pharmacy related operations contributed to the reporting unit change.

        The fair value of the Health Plan (a component of the Commercial segment) and Specialty Solutions reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        The fair value of the Pharmacy Management reporting unit was determined using discounted cash flow, guideline company and similar transaction methods. Key assumptions for the discounted cash flow method are consistent with those described above. For the guideline company method, revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples for guideline companies were applied to the reporting unit's pro forma revenue and EDITDA for 2013, which represents actual results for the nine-month period ended September 30, 2013 and projected results for the three-month period ended December 31, 2013, and to the reporting unit's projected revenue and EBITDA for 2014. For the similar transaction method, revenue and EBITDA multiples based on merger and acquisition transactions for similar companies were applied to the reporting unit's pro forma revenue and EBITDA for 2013, which represents actual results for the nine-month period ended September 30, 2013 and projected results for the three-month period ended December 31, 2013. The weighting applied to the fair values determined using the discounted cash flow, guideline company and similar transaction methods to determine an overall fair value for the Pharmacy Management reporting unit was 75 percent, 22.5 percent and 2.5 percent, respectively. The weighting of each of the methods described above was based on the relevance of the approach. A change in the weighting would not change the outcome of the first step of the impairment test.

        As a result of the first step of the 2013 annual goodwill impairment analysis, the fair value of each reporting unit with goodwill exceeded its carrying value. Therefore, the second step was not necessary. However, a 47.9 percent, 32.9 percent, and 25.5 percent decline in the fair values of the Health Plan, Specialty Solutions, and Pharmacy Management reporting units, respectively, would have caused the carrying values for these reporting units to be in excess of fair values, which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        The Company's goodwill attributed to the Public Sector reporting unit is related to the AlphaCare Holdings, Inc. ("AlphaCare Holdings") acquisition which closed on December 31, 2013, therefore an impairment analysis was not performed for this reporting unit in 2013.

        Goodwill for each of the Company's reporting units at December 31, 2012 and 2013 were as follows (in thousands):

	2012	2013
Health Plan	$120,485	$120,485
Specialty Solutions	104,549	104,549
Pharmacy Management	201,905	242,290
Public Sector	—	20,882

Total	$426,939	$488,206

        The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013 are reflected in the table below (in thousands):

	2012	2013
Balance as of beginning of period	$426,939	$426,939
Acquisition of Partners Rx	—	40,385
Acquisition of AlphaCare Holdings	—	20,882

Balance as of end of period	$426,939	$488,206

Intangible Assets

        The following is a summary of intangible assets at December 31, 2012 and 2013, and the estimated useful lives for such assets (in thousands):

	December 31, 2012
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	3 to 18 years	$121,490	$(90,548)	$30,942
Provider networks and other	5 to 16 years	8,743	(4,750)	3,993

		$130,233	$(95,298)	$34,935

	December 31, 2013
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2.5 to 18 years	$163,990	$(100,482)	$63,508
Provider networks and other	1 to 16 years	11,593	(5,407)	6,186

		$175,583	$(105,889)	$69,694

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        Amortization expense was $10.7 million, $9.7 million and $10.6 million for the years ended December 31, 2011, 2012 and 2013, respectively. The Company estimates amortization expense will be $15.4 million, $14.0 million, $9.9 million, $6.1 million and $4.6 million for the years ending December 31, 2014, 2015, 2015, 2017, and 2018 respectively.

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	2011	2012	2013(3)
Claims payable and IBNR, beginning of period	$166,095	$157,099	$222,929
Cost of care:
Current year	1,790,124	2,076,190	2,264,276
Prior years	(5,400)	(4,300)	(31,300)

Total cost of care	1,784,724	2,071,890	2,232,976

Claim payments and transfers to other medical liabilities(1):
Current year	1,657,291	1,877,459	2,053,274
Prior years	136,429	128,601	160,402

Total claim payments and transfers to other medical liabilities	1,793,720	2,006,060	2,213,676

Claims payable and IBNR, end of period	157,099	222,929	242,229
Withhold receivables, end of period(2)	(19,126)	(24,500)	(13,888)

Medical claims payable, end of period	$137,973	$198,429	$228,341

(1)
For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company's results of operations for such periods.

(2)
Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.

(3)
The favorable development of prior years cost of care includes approximately $15.1 million of adjustments of block funding to providers resulting from an annual reconciliation process.

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2013; however, actual claims payments may differ from established estimates.

        Other medical liabilities consist primarily of "reinvestment" payables under certain managed healthcare contracts with Medicaid customers and "profit share" payables under certain risk-based contracts. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to "reinvest" such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs. Under a contract with profit share provisions, if the cost of care is below certain specified levels, the Company will "share" the cost savings with the customer at the percentages set forth in the contract.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Accrued Liabilities

        As of December 31, 2012 and 2013, the only individual current liability that exceeded five percent of total current liabilities related to accrued employee compensation liabilities of $36.5 million and $40.2 million, respectively.

Net Income per Common Share

        Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 6—"Stockholders' Equity").

Redeemable Non-Controlling Interest

        Noncontrolling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable noncontrolling interest. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported in the mezzanine section between liabilities and equity on the Company's consolidated balance sheets at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income or loss or its redemption value.

Stock Compensation

        The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees, and recorded stock compensation expense of $17.4 million, $17.8 million and $21.3 million for the years ended December 31, 2011, 2012 and 2013, respectively. As stock compensation expense recognized in the consolidated statements of comprehensive income for the years ended December 31, 2011, 2012 and 2013 is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period.

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

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2012 and 2013 (in thousands):

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(1)	$—	$102,137	$—	$102,137
Restricted Cash(2)	—	82,839	—	82,839
Investments:
U.S. Government and agency securities	1,065	—	—	1,065
Obligations of government-sponsored enterprises(3)	—	6,128	—	6,128
Corporate debt securities	—	214,547	—	214,547
Taxable municipal bonds	—	11,800	—	11,800
Certificates of deposit	—	150	—	150

December 31, 2012	$1,065	$417,601	$—	$418,666

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents(4)	$—	$101,028	$—	$101,028
Restricted Cash(5)	—	128,318	—	128,318
Investments:
U.S. Government and agency securities	1,129	—	—	1,129
Obligations of government-sponsored enterprises(3)	—	8,440	—	8,440
Corporate debt securities	—	198,594	—	198,594
Certificates of deposit	—	150	—	150

December 31, 2013	$1,129	$436,530	$—	$437,659

(1)
Excludes $87.3 million of cash held in bank accounts by the Company.

(2)
Excludes $143.7 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $102.2 million of cash held in bank accounts by the Company.

(5)
Excludes $108.4 million of restricted cash held in bank accounts by the Company.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. Acquisitions and Joint Ventures

        Magellan Complete Care of Arizona, Inc. ("MCCAZ"), a joint venture owned 80 percent by the Company and 20 percent by VHS Phoenix Health Plan, LLC (a subsidiary of Vanguard Health Systems, Inc.), was formed to manage integrated behavioral and physical healthcare for recipients with SMI and behavioral healthcare for other Medicaid beneficiaries in Maricopa County. MCCAZ previously responded to a Request for Proposal ("RFP") released by the Arizona Department of Health Services ("ADHS"). See further discussion related to the status of this RFP in Note 2—"Summary of Significant Accounting Policies". During the year ended December 31, 2012, the Company invested $1.5 million in MCCAZ, which is included within restricted cash on the accompanying consolidated balance sheets. The Company has consolidated the balance sheet and results of operations of MCCAZ in its consolidated financial statements as of December 31, 2012 and December 31, 2013.

Acquisition of Partners Rx Management LLC

        Pursuant to the September 6, 2013 Agreement and Plan of Merger (the "Merger Agreement") with Partners Rx, on October 1, 2013 the Company acquired all of the outstanding ownership interests of Partners Rx. Partners Rx is a full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through third party administrators, consultants and brokers. As consideration for the transaction, the Company paid $100 million in cash, subject to working capital adjustments. At closing, cash consideration paid was reduced by a preliminary working capital adjustment of $1.5 million. The Company funded the acquisition with cash on hand.

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

        The Company reports the results of operations of Partners Rx within its Pharmacy Management segment.

        The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $40.8 million, consisting of customer contracts in the amount of $38.7 million, which is being amortized over 2.5 to 10 years, tradenames in the amount of $0.4 million, which is being amortized over 15 months, and non-compete agreements in the amount of $1.7 million, which is being amortized over 5 years. The entire purchase price is amortizable for tax purposes, although the Company's effective tax rate will not be impacted by the tax amortization of the goodwill recorded with the Partners Rx transaction.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. Acquisitions and Joint Ventures (Continued)

        The estimated fair values of Partners Rx assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes $58,038 of accounts receivable)	$58,164
Property and equipment, net	4,327
Deferred tax assets	254
Other identified intangible assets	40,760
Goodwill	40,385

Total assets acquired	143,890

Liabilities assumed:
Current liabilities	56,125

Total liabilities assumed	56,125

Net assets acquired	$87,765

        As of December 31, 2013, the Company established a working capital receivable of $0.7 million that was reflected as a reduction to goodwill.

        As of December 31, 2013, settlement of the working capital and certain contractual liabilities remain open and therefore are subject to further estimation. In addition, the amount recognized for deferred tax assets may be impacted by the determination of these items. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

        In connection with the Partners Rx acquisition, the Company incurred $0.8 million of acquisition related costs that were expensed during the year ended December 31, 2013. These costs are included within direct service costs and other operating expenses in the accompanying consolidated statements of comprehensive income.

        Pro Forma disclosures related to the Partners Rx acquisition have been excluded as immaterial.

Acquisition of AlphaCare Holdings, Inc.

        Pursuant to the August 13, 2013 stock purchase agreement (the "Stock Purchase Agreement"), on December 31, 2013 (the "Closing Date") the Company acquired a 65% equity interest in AlphaCare Holdings, the holding company for AlphaCare New York, Inc. ("AlphaCare"), a Health Maintenance Organization ("HMO") in New York that operates a New York Managed Long-Term Care Plan ("MLTCP") in Bronx, New York, Queens, Kings and Westchester Counties, and Medicare Plans in Bronx, New York, Queens and Kings Counties.

        The Company previously held a 7% equity interest in AlphaCare through a previous equity investment of $2.0 million in preferred membership units of AlphaCare's previous holding company, AlphaCare Holdings, LLC on May 17, 2013. The Company also previously loaned $5.9 million to AlphaCare Holdings, LLC. As part of the Stock Purchase Agreement, AlphaCare Holdings, LLC was

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. Acquisitions and Joint Ventures (Continued)

reorganized into a Delaware corporation, the preferred membership units and the loan were converted into Series A Participating Preferred Stock ("Series A Preferred") of AlphaCare Holdings and the Company purchased an additional $17.4 million of Series A Preferred. The Company holds a 65% voting interest and the remaining shareholders hold a 35% voting interest in AlphaCare Holdings.

        Based on the Company's 65% equity and voting interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Public Sector segment.

        During the year ended December 31, 2013, the Company accounted for its 7% interest in AlphaCare using the equity method and reported its results within the Public Sector segment. The incremental 58% interest was accounted for as a business combination achieved in stages. The acquisition was accounted for using the acquisition method of accounting.

        On the Closing Date, the Company remeasured its preexisting investment in AlphaCare and recognized a gain from such remeasurement. The fair value of the Company's interest immediately before the Closing Date was $2.2 million, which resulted in the Company recognizing a non-cash gain of approximately $0.7 million which is included within interest and other income on the consolidated statements of comprehensive income for the year ended December 31, 2013. The Company used the guideline transaction method of the market approach to measure both the fair value of the Company's preexisting investment and the fair value of the noncontrolling interest.

        The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase 50 percent of the remaining shares prior to January 1, 2017 provided certain membership levels are attained. After December 31, 2016 the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016 the Company has the right to purchase all remaining shares. Noncontrolling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable noncontrolling interest. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. The Company recorded $10.6 million of redeemable non-controlling interest in relation to the acquisition. As of December 31, 2013 the carrying value of the noncontrolling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

        The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $4.6 million, consisting of customer contracts in the amount of $3.8 million, which is being amortized over 10 years, and provider networks in the amount of $0.8 million, which is being amortized over 10 years. The Company's effective tax rate will not be impacted by the non-deductible amortization of these identified intangibles. None of the goodwill is deductible for tax purposes.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. Acquisitions and Joint Ventures (Continued)

        The estimated fair values of AlphaCare Holdings assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes $6,249 of cash and $7,900 of restricted cash)	$15,053
Property and equipment, net	310
Other assets	188
Other identified intangible assets	4,590
Goodwill	20,882

Total assets acquired	41,023

Liabilities assumed:
Current liabilities	3,323
Deferred tax liabilities	1,830

Total liabilities assumed	5,153

Net assets acquired	35,870
Less: net assets attributable to noncontrolling interest	(10,554)

Net consideration	$25,316

        As of December 31, 2013, finalization of the estimated intangibles remain open and therefore are subject to further estimation. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

        In connection with the AlphaCare Holdings acquisition, the Company incurred $0.3 million of acquisition related costs that were expensed during the year ended December 31, 2013. These costs are included within direct service costs and other operating expenses in the accompanying consolidated statements of comprehensive income.

        Pro Forma disclosures related to the AlphaCare Holdings acquisition have been excluded as immaterial.

4. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service ("IRS") deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 6 percent of their annual compensation. The Company recognized $5.8 million, $6.3 million and $7.4 million of expense for the years ended December 31, 2011, 2012 and 2013, respectively, for matching contributions to the 401(k) Plan.

5. Long-Term Debt and Capital Lease Obligations

        On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). Citibank, N.A., has assigned a portion of its interest in the 2011 Credit Facility to Bank of

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. Long-Term Debt and Capital Lease Obligations (Continued)

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

        There were $32.0 million and $33.7 million of letters of credit outstanding at December 31, 2012 and 2013, respectively, and no Revolving Loan borrowings at December 31, 2012 or 2013.

        There were no capital lease obligations at December 31, 2012 and $26.7 million of capital lease obligations at December 31, 2013. The Company's capital lease obligations represent amounts due under leases for certain properties and computer software and equipment. The recorded gross cost of capital leased assets was $29.7 million at December 31, 2013.

6. Stockholders' Equity

Stock Compensation

        At December 31, 2012 and 2013, the Company had equity-based employee incentive plans. Prior to May 18, 2011, the Company utilized the 2008 Management Incentive Plan (the "2008 MIP"), 2006 Management Incentive Plan (the "2006 MIP"), 2003 Management Incentive Plan (the "2003 MIP") and 2006 Directors' Equity Compensation Plan (collectively the "Preexisting Plans") for grants of stock options, restricted stock, restricted stock units, and stock appreciation rights, to provide incentives to officers, employees and non-employee directors.

        On February 18, 2011, the board of directors of the Company approved the 2011 Management Incentive Plan ("2011 MIP"), and the 2011 MIP was approved by the Company's shareholders at the

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Stockholders' Equity (Continued)

2011 Annual Meeting of Shareholders on May 18, 2011. The 2011 MIP provides for the delivery of up to a number of shares equal to (i) 5,000,000 shares of common stock, plus (ii) the number of shares subject to outstanding awards under the Preexisting Plans which become available after shareholder approval of the 2011 MIP as a result of forfeitures, expirations, and in other permitted ways under the share recapture provisions of the 2011 MIP. Delivery of shares under "full-value" awards (awards other than options or stock appreciation rights) will be counted for each share delivered as 2.29 shares against the total number of shares reserved under the 2011 MIP. Upon shareholder approval of the 2011 MIP, no further awards were made under the Preexisting Plans, and any shares that remained available for new awards (i.e., were not committed for outstanding awards) under the Preexisting Plans were not carried forward to the 2011 MIP.

        The 2011 MIP provides for awards of stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights, cash-denominated awards and any combination of the foregoing. A restricted stock unit is a notional account representing the right to receive a share of the Company's Common Stock (or, at the Company's option, cash in lieu thereof) at some future date. In general, stock options vest ratably on each anniversary over the three years subsequent to grant, and have a ten year life. With the exception of the shares received by the principal owners of Partners, Rx, RSAs generally vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant, assuming that the associated performance hurdle(s) for that vesting year are met. Stock compensation expense is recognized using an accelerated method over the vesting period based upon the continued employment of the RSU holder and the probability of achievement of the performance hurdle(s). RSUs granted in 2011 have performance thresholds based on EPS, while RSUs granted in 2012 and 2013 have performance thresholds based on EPS and return on equity ("ROE"). At December 31, 2013, 2,289,039 shares of the Company's common stock remain available for future grant under the Company's 2011 MIP.

        On February 18, 2011 the board of directors of the Company approved the 2011 Employee Stock Purchase Plan ("2011 ESPP"), and the 2011 ESPP was approved by the Company's shareholders at the 2011 Annual Meeting of Shareholders on May 18, 2011. The 2011 ESPP provides for up to 100,000 shares of the Company's ordinary common stock to be issued. During the years ended December 31, 2012 and 2013, 23,346 and 28,715 shares of the Company's common stock were issued under the 2011 ESPP, respectively. At December 31, 2013, 47,939 shares of the Company's common stock remain available for future grant under the Company's 2011 ESPP.

Stock Options

        Summarized information related to the Company's stock options for the years ended December 31, 2011, 2012 and 2013 is as follows:

	2011		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,775,586	$39.27	3,841,233	$42.65
Granted	1,217,958	49.30	1,402,800	47.54
Forfeited	(86,986)	42.13	(444,939)	46.08
Exercised	(1,065,325)	38.34	(530,854)	39.03

Outstanding, end of period	3,841,233	$42.65	4,268,240	$44.35

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Stockholders' Equity (Continued)

	2013
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	4,268,240	$44.35
Granted	1,047,133	53.18
Forfeited	(165,734)	49.66
Exercised	(1,139,493)	41.53

Outstanding, end of period	4,010,146	$47.23	7.18	$50,902

Vested and expected to vest at end of period	3,971,929	$47.19	7.17	$50,585

Exercisable, end of period	1,971,716	$43.80	5.77	$31,763

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2013 of $59.91 and the exercise price) for all in-the-money options as of December 31, 2013. This amount changes based on the fair market value of the Company's common stock.

        The total pre-tax intrinsic value of options exercised (based on the difference between the Company's closing stock price on the day the option was exercised and the exercise price) during the years ended December 31, 2011, 2012 and 2013 was $13.1 million, $6.4 million, and $18.2 million, respectively.

        The weighted average grant date fair value per share of substantially all stock options granted during the years ended December 31, 2011, 2012 and 2013 was $12.72, $11.65 and $12.24, respectively, as estimated using the Black- Scholes-Merton option pricing model based on the following weighted average assumptions:

	2011	2012	2013
Risk-free interest rate	1.63%	0.66%	0.67%
Expected life	4 years	4 years	4 years
Expected volatility	29.88%	30.30%	27.86%
Expected dividend yield	0.00%	0.00%	0.00%

        For the years ended December 31, 2011, 2012 and 2013, expected volatility was based on the historical volatility of the Company's stock price.

        As of December 31, 2013, there was $14.3 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 2.02 years. The total fair value of options vested during the year ended December 31, 2013 was $11.5 million.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the years ended December 31, 2011, 2012 and 2013, approximately $2.0 million, $1.0 million and $3.2 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the year ended December 31, 2013, the net change to additional paid-in capital related to tax benefits (deficiencies) was $2.3 million which includes the $3.2 million of excess tax benefits offset by $0.9 million of tax deficiencies and adjustments to prior years' tax benefit from

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Stockholders' Equity (Continued)

exercise of stock options and vesting of stock awards. For the year ended December 31, 2012, the change to additional paid-in capital related to tax benefits (deficiencies) was $0.1 million which includes the $1.0 million of excess tax benefits offset by $0.9 million of tax deficiencies and adjustments to prior years' tax benefit from exercise of stock options and vesting of stock awards. For the year ended December 31, 2011, the net change to additional paid-in capital related to tax benefits (deficiencies) was $(1.2) million which includes the $2.0 million of excess tax benefits offset by $3.2 million of tax deficiencies and adjustments to prior years' tax benefit from exercise of stock options and vesting of stock awards.

Restricted Stock Awards

        Summarized information related to the Company's nonvested RSAs for the years ended December 31, 2011, 2012 and 2013 is as follows:

	2011		2012		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	22,309	$39.23	18,748	$52.11	23,672	$42.25
Awarded	18,748	52.11	23,672	42.25	192,165	56.59
Vested	(22,309)	39.23	(18,748)	52.11	(23,672)	(42.25)
Forfeited	—	—	—	—	—	—

Outstanding, ending of period	18,748	$52.11	23,672	$42.25	192,165	$56.59

        As of December 31, 2013, there was $9.5 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.61 years.

Restricted Stock Units

        Summarized information related to the Company's nonvested RSUs for the years ended December 31, 2011, 2012 and 2013 is as follows:

	2011		2012		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	190,488	$38.43	206,338	$44.63	202,690	$47.38
Awarded	115,003	49.14	131,913	47.48	98,580	52.62
Vested	(90,853)	37.50	(99,976)	41.81	(95,138)	46.72
Forfeited	(8,300)	42.94	(35,585)	47.43	(11,219)	49.79

Outstanding, ending of period	206,338	$44.63	202,690	$47.38	194,913	$50.21

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Stockholders' Equity (Continued)

        As of December 31, 2013, there was $3.5 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.79 years.

Common Stock Warrants

        On January 5, 2004, the Company issued 570,825 warrants to purchase common stock of the Company at a purchase price of $30.46 per share at anytime until January 5, 2011 and at an approximate fair value per warrant of $9.44 ("2004 Warrants"). As of December 31, 2010, 44,561 of these 2004 Warrants remained outstanding. In January 2011, 31,362 warrants were exercised and the remaining 13,199 warrants were forfeited. There were no warrants outstanding as of December 31, 2013.

Income per Common Share

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of net income per share for the years ended December 31, 2011, 2012 and 2013 (in thousands, except per share data):

	2011	2012	2013
Numerator:
Net income	$129,623	$151,027	$125,261

Denominator:
Weighted average number of common shares outstanding—basic	30,478	27,386	27,054
Common stock equivalents—stock options	480	406	564
Common stock equivalents—restricted stock awards	9	11	13
Common stock equivalents—restricted stock units	91	77	42
Common stock equivalents—employee stock purchase plan	—	2	2

Weighted average number of common shares outstanding—diluted	31,058	27,882	27,675

Net income per common share—basic	$4.25	$5.51	$4.63

Net income per common share—diluted	$4.17	$5.42	$4.53

        The weighted average number of common shares outstanding for the years ended December 31, 2011, 2012 and 2013 was calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2011, 2012 and 2013 represent stock options to purchase shares of the Company's common stock, restricted stock awards, restricted stock units and stock purchased under the ESPP.

        For the years ended December 31, 2011, 2012 and 2013, the Company had additional potential dilutive securities outstanding representing 1.0 million, 2.2 million and 0.8 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Stockholders' Equity (Continued)

the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. On July 24, 2013 the Company's board of directors approved an increase and extension of the stock repurchase plan which authorizes the Company to purchase up to $300 million of its outstanding stock through October 25, 2015. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 1,159,871 shares of the Company's common stock at an average price of $51.83 per share for an aggregate cost of $60.1 million (excluding broker commissions) during 2013.

        During the period from January 1, 2014 through February 26, 2013, the Company made additional open market purchases of 177,227 shares of the Company's common stock at an aggregate cost of $10.6 million (excluding broker commissions).

Recent Sales of Unregistered Securities

        On January 28, 2011, the Company and Blue Shield of California ("Blue Shield") entered into a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which on January 31, 2011

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Stockholders' Equity (Continued)

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

        On September 6, 2013, the Company and Partners Rx entered into a Merger Agreement pursuant to which on October 1, 2013 certain principal owners of Partners Rx purchased 175,596 shares of the Company's restricted stock for a total purchase price of $10 million. The purchase price of the shares was equal to the average of the closing prices of the Company's stock for the five trading day period on the day prior to the execution of the Merger Agreement. The shares received by such principal owners of Partners Rx are subject to vesting over three years with 50% vesting on the second anniversary of the acquisition and 50% vesting on the third anniversary of the acquisition, conditioned on continued employment with the Company on the applicable vesting dates. The shares were issued to the principal owners of Partners Rx in a private placement pursuant to Section 4(a)(2) of the Securities Act.

7. Income Taxes

  Income Tax Expense

        The components of income tax expense (benefit) for the following years ended December 31 were as follows (in thousands):

	2011	2012	2013
Income taxes currently payable:
Federal	$51,195	$18,345	$37,691
State	5,534	2,187	3,445

	56,729	20,532	41,136

Deferred income taxes (benefits):
Federal	8,644	14,922	(1,726)
State	(336)	2,384	514

	8,308	17,306	(1,212)

Total income tax expense	$65,037	$37,838	$39,924

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

7. Income Taxes (Continued)

        Total income tax expense for the years ended December 31 was different from the amount computed using the statutory federal income tax rate of 35 percent for the following reasons (in thousands):

	2011	2012	2013
Income tax expense at federal statutory rate	$68,458	$67,107	$57,815
State income taxes, net of federal income tax benefit	7,013	6,812	4,412
Tax contingencies reversed due to statute closings	(12,521)	(37,093)	(25,299)
Other-net	2,087	1,012	2,996

Total income tax expense	$65,037	$37,838	$39,924

  Deferred Income Taxes

        The significant components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2012	2013
Deferred tax assets:
Operating loss carryforwards	$10,116	$8,604
Share-based compensation	16,225	15,926
Other accrued compensation	3,891	7,619
Community reinvestment reserves	6,276	550
Claims reserves	7,244	8,005
Deferred Revenue	2,408	6,708
Other non-deductible accrued liabilities	8,082	13,018
Indirect tax benefits	5,897	4,804
Other deferred tax assets	1,282	987

Total deferred tax assets	61,421	66,221
Valuation allowance	(3,130)	(3,102)

Deferred tax assets after valuation allowance	58,291	63,119

Deferred tax liabilities:
Depreciation	(44,728)	(43,417)
Amortization of goodwill and intangible assets	(15,782)	(20,615)
Other deferred tax liabilities	(169)	(3,603)

Total deferred tax liabilities	(60,679)	(67,635)

Net deferred tax assets (liabilities)	$(2,388)	$(4,516)

        The Company has federal NOLs as of December 31, 2013 of $3.6 million available to reduce future federal taxable income. These NOLs, if not used, will expire in 2017 through 2019 and are subject to examination and adjustment by the IRS. Utilization of these NOLs is also subject to certain timing limitations, although the Company does not believe these limitations will restrict its ability to use

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

7. Income Taxes (Continued)

any federal NOLs before they expire. The Company has state NOLs as of December 31, 2013 of $152.3 million available to reduce future state taxable income at certain subsidiaries. Most of these NOLs, if not used, will expire in 2017 through 2022 and are subject to examination and adjustment by the respective state tax authorities.

        The Company's valuation allowances against deferred tax assets were $3.1 million as of December 31, 2012 and 2013, mostly relating to uncertainties regarding the eventual realization of certain state net operating loss carryforwards ("NOLs"). Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company's deferred tax assets, as reduced by valuation allowances. This determination is based upon its consistent overall earnings history and future earnings expectations. Other than deferred tax benefits attributable to operating loss carryforwards, there are no time constraints within which the Company's deferred tax assets must be realized. Changes in these estimates in the future could materially affect the Company's financial condition and results of operations. Reversals of valuation allowances are recorded as reductions to income tax expense in the period they occur.

Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2011	2012	2013
Balance as of beginning of period	$111,594	$99,230	$56,601
Additions for current year tax positions	3,240	1,904	2,367
Additions for tax positions of prior years	948	403	214
Reductions for tax positions of prior years	(1,492)	(1,618)	(396)
Reductions due to lapses of applicable statutes of limitation	(15,011)	(43,297)	(28,606)
Reductions due to settlements with taxing authorities	(49)	(21)	(4)

Balance as of end of period	$99,230	$56,601	$30,176

        If these unrecognized tax benefits had been realized as of December 31, 2012 and 2013, $45.1 million and $23.3 million, respectively, would have reduced income tax expense.

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

December 31, 2013

7. Income Taxes (Continued)

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

        The statutes of limitations regarding the assessment of federal and certain state and local income taxes for 2009 expired during 2013. As a result, $28.6 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in the current year as a result of statute expirations, of which $23.2 million is reflected as a reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in 2013 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

        With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2010. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2010 could expire during 2014. The Company anticipates that up to $19.5 million of unrecognized tax benefits recorded as of December 31, 2013 could be reversed during 2014 as a result of statute expirations, of which $16.0 million would be reflected as a reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. All such reversals would be reflected as discrete adjustments during the quarter in which the respective statute expiration occurs, primarily in the third quarter.

        As of December 31, 2012 and 2013, the Company had accrued approximately $2.7 million and $1.5 million, respectively, for the potential payment of interest and penalties (net of indirect benefits). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2011, 2012 and 2013, the Company recorded approximately $(0.9) million, $(0.1) million and $(1.2) million in interest and penalties.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

8. Supplemental Cash Flow Information

        Supplemental cash flow information for the years ended December 31, 2011, 2012 and 2013 is as follows (in thousands):

	2011	2012	2013
Income taxes paid, net of refunds	$50,324	$57,663	$65,511

Interest paid	$1,521	$1,594	$2,264

Assets acquired through capital leases	$—	$—	$29,739

9. Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2013 to June 17, 2014. The general liability policy is written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its Specialty Pharmaceutical Management business. The Specialty Pharmaceutical Management insurance policy has a one-year term for the period June 17, 2013 to June 17, 2014. The general liability policy is written on an "occurrence" basis and the professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

        The Company maintains separate professional liability insurance policies with unaffiliated insurers for its Maricopa Contract business for the behavioral health direct care facilities, all of which were divested at various times prior to September 1, 2009. The Maricopa Contract professional liability insurance policies effective dates were from September 1, 2008 to September 1, 2009. The Company purchased a five-year extended reporting period for the professional liability policies effective September 1, 2009 for the period September 1, 2009 to September 1, 2014, subject to a $0.5 million per claim un-aggregated self-insured retention. The professional liability policies are written on a "claims-made" basis.

        The Company is responsible for claims within its self-insured retentions, and for portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization.

Regulatory Issues

        The managed healthcare industry is subject to numerous laws and regulations. The subjects of such laws and regulations cover, but are not limited to, matters such as licensure, accreditation, government

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

9. Commitments and Contingencies (Continued)

healthcare program participation requirements, information privacy and security, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Over the past several years, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare organizations and insurers. Entities that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as regulatory actions unknown or unasserted at this time.

        In addition, regulators of certain of the Company's subsidiaries may exercise certain discretionary rights under regulations including increasing their supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries.

Legal

        The Company's operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense.

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

        The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices. In the opinion of management, the Company has

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

9. Commitments and Contingencies (Continued)

recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance in this regard.

Operating Leases

        The Company leases certain of its operating facilities and equipment. The leases, which expire at various dates through January 2025, generally require the Company to pay all maintenance, property tax and insurance costs.

        At December 31, 2013, aggregate amounts of future minimum payments under operating leases were as follows: 2014—$16.8 million; 2015—$15.9 million; 2016—$14.5 million; 2017—$12.4 million; 2018—$11.1 million; 2019 and beyond—$35.6 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

        At December 31, 2013, aggregate amounts of future minimum rentals to be received under operating subleases were as follows: 2014—$0.5 million and 2015—$0.3 million. Operating sublease rentals to be received relate primarily to behavioral health direct care facilities transitioned to third parties pursuant to the Maricopa Contract.

        Rent expense is recognized on a straight-line basis over the terms of the leases. Rent expense was $19.3 million, $19.5 million and $15.2 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Capital Leases

        At December 31, 2013, aggregate future amounts of minimum payments under capital leases, net of leasehold improvement allowances, were as follows: 2014—$0.9 million; 2015—$2.1 million; 2016—$3.2 million; 2017—$3.3 million; 2018—$3.4 million; 2019 and beyond—$21.3 million. Included in the future amounts payable under capital lease commitments is imputed interest of $7.5 million.

Restructuring Activities

        In connection with various restructuring activities initiated in 2013, the Company anticipates it will incur approximately $17.7 million in restructuring costs related to contract terminations and organizational changes made in an effort to improve its ability to execute its strategy. These restructuring costs include $12.8 million of employee termination costs, $2.5 million of asset impairment charges and $2.4 million of lease termination and exit costs. Projected restructuring costs by segment are Public Sector $8.2 million, Commercial $5.7 million and Corporate $3.8 million. For the year ended December 31, 2013, the Company incurred $15.3 million of restructuring costs which represents the employee termination and asset impairment charges. The restructuring costs incurred by segment for the year ended December 31, 2013 were Public Sector $6.8 million, Commercial $4.7 million and Corporate $3.8 million. The restructuring costs are included in direct service costs and other operating expenses in the consolidated statements of comprehensive income. At December 31, 2013, a remaining liability associated with employee termination costs of $12.5 million is included in accrued liabilities on the Company's consolidated balance sheets.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

10. Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note 1—"General." The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest and other income, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Public Sector subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Public Sector's customers. As such, revenue and cost of care related to this intersegment arrangement are eliminated. The Company's segments are defined previously.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2011
Managed care and other revenue	$561,780	$1,459,659	$344,335	$268,987	$(82,770)	$2,551,991
Dispensing revenue	—	—	—	247,409	—	247,409
Cost of care	(314,178)	(1,271,532)	(205,240)	(76,544)	82,770	(1,784,724)
Cost of goods sold	—	—	—	(232,038)	—	(232,038)
Direct service costs and other	(152,760)	(67,227)	(61,681)	(127,598)	(120,368)	(529,634)
Stock compensation expense(1)	839	872	1,563	817	13,327	17,418

Segment profit (loss)	$95,681	$121,772	$78,977	$81,033	$(107,041)	$270,422

Identifiable assets by business segment(2)
Restricted cash	$18,319	$164,479	$—	$—	$2,996	$185,794
Net accounts receivable	26,822	28,331	1,398	52,024	13,031	121,606
Investments	5,320	131,261	—	—	64,322	200,903
Pharmaceutical inventory	—	—	39,567	—	—	39,567
Goodwill	120,485	—	104,549	201,905	—	426,939
Other intangible assets, net	3,228	—	9,632	31,729	—	44,589

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

10. Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2012
Managed care and other revenue	$728,512	$1,620,875	$349,133	$227,669	$(69,090)	$2,857,099
Dispensing revenue	—	—	—	350,298	—	350,298
Cost of care	(437,518)	(1,413,320)	(228,383)	(61,759)	69,090	(2,071,890)
Cost of goods sold	—	—	—	(328,414)	—	(328,414)
Direct service costs and other	(172,035)	(89,129)	(55,418)	(111,593)	(129,337)	(557,512)
Stock compensation expense(1)	532	1,111	1,567	1,007	13,566	17,783

Segment profit (loss)	$119,491	$119,537	$66,899	$77,208	$(115,771)	$267,364

Identifiable assets by business segment(2)
Restricted cash	$18,254	$147,766	$—	$—	$60,534	$226,554
Net accounts receivable	39,678	27,415	7,580	65,755	(2,175)	138,253
Investments	21,273	101,093	—	—	111,324	233,690
Pharmaceutical inventory	—	—	45,727	—	—	45,727
Goodwill	120,485	—	104,549	201,905	—	426,939
Other intangible assets, net	2,152	—	7,877	24,906	—	34,935

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

10. Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2013
Managed care and other revenue	$766,841	$1,757,933	$375,818	$228,705	$(66,248)	$3,063,049
PBM and dispensing revenue	—	—	—	483,268	—	483,268
Cost of care	(469,478)	(1,523,023)	(247,496)	(59,227)	66,248	(2,232,976)
Cost of goods sold	—	—	—	(455,601)	—	(455,601)
Direct service costs and other	(172,491)	(122,819)	(57,334)	(128,427)	(138,475)	(619,546)
Stock compensation expense(1)	503	1,038	1,630	1,172	16,909	21,252

Segment profit (loss)	$125,375	$113,129	$72,618	$69,890	$(121,566)	$259,446

Identifiable assets by business segment(2)
Restricted cash	$25,107	$196,651	$—	$—	$14,938	$236,696
Net accounts receivable	50,407	62,977	7,368	115,527	1,906	238,185
Investments	16,491	92,966	—	—	98,856	208,313
Pharmaceutical inventory	—	—	49,609	—	—	49,609
Goodwill	120,485	20,882	104,549	242,290	—	488,206
Other intangible assets, net	1,076	4,590	6,123	57,905	—	69,694

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

        The following table reconciles Segment Profit to consolidated income before income taxes for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	2011	2012	2013
Segment Profit	$270,422	$267,364	$259,446
Stock compensation expense	(17,418)	(17,783)	(21,252)
Depreciation and amortization	(58,623)	(60,488)	(71,994)
Interest expense	(2,502)	(2,247)	(3,000)
Interest and other income	2,781	2,019	1,985

Income before income taxes	$194,660	$188,865	$165,185

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

11. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2013 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Fiscal Year Ended December 31, 2012
Net revenue:
Managed care and other	$686,059	$716,998	$711,092	$742,950
Dispensing	87,154	88,475	87,345	87,324

Total net revenue	773,213	805,473	798,437	830,274

Costs and expenses:
Cost of care	505,293	521,830	516,238	528,529
Cost of goods sold	81,038	82,855	81,662	82,859
Direct service costs and other operating expenses(1)	136,589	140,333	135,574	145,016
Depreciation and amortization	14,781	15,152	15,239	15,316
Interest expense	600	576	537	534
Interest and other income	(412)	(857)	(350)	(400)

Total costs and expenses	737,889	759,889	748,900	771,854

Income before income taxes	35,324	45,584	49,537	58,420
Provision for income taxes	14,534	18,611	(16,725)	21,418

Net income	$20,790	$26,973	$66,262	$37,002

Weighted average number of common shares outstanding—basic	27,199	27,317	27,521	27,505

Weighted average number of common shares outstanding—diluted	27,747	27,717	28,042	28,020

Net income per common share—basic:	$0.76	$0.99	$2.41	$1.35

Net income per common share—diluted:	$0.75	$0.97	$2.36	$1.32

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

11. Selected Quarterly Financial Data (Unaudited) (Continued)

	For the Quarter Ended
	March 31, 2013(3)	June 30, 2013(3)	September 30, 2013(3)	December 31, 2013
Fiscal Year Ended December 31, 2013
Net revenue:
Managed care and other	$722,589	$746,720	$770,113	$823,627
PBM and dispensing	99,172	96,028	103,485	184,583

Total net revenue	821,761	842,748	873,598	1,008,210

Costs and expenses:
Cost of care	525,027	537,630	564,537	605,782
Cost of goods sold	93,512	90,175	97,503	174,411
Direct service costs and other operating expenses(2)	139,627	144,497	156,834	178,588
Depreciation and amortization	16,170	16,946	17,654	21,224
Interest expense	610	792	789	809
Interest and other income	(353)	(358)	(291)	(983)

Total costs and expenses	774,593	789,682	837,026	979,831

Income before income taxes	47,168	53,066	36,572	28,379
Provision for income taxes	19,110	21,586	(10,660)	9,888

Net income	$28,058	$31,480	$47,232	$18,491

Weighted average number of common shares outstanding—basic	27,110	26,829	26,990	27,285

Weighted average number of common shares outstanding—diluted	27,648	27,338	27,704	28,008

Net income per common share—basic:	$1.03	$1.17	$1.75	$0.68

Net income per common share—diluted:	$1.01	$1.15	$1.70	$0.67

(1)
Includes stock compensation expense of $5,102, $4,365, $4,468 and $3,848 for the quarters ended March 31, June 30, September 30, and December 31, 2012, respectively.

(2)
Includes stock compensation expense of $5,638, $4,602, $4,524 and $6,488 for the quarters ended March 31, June 30, September 30, and December 31, 2013, respectively.

(3)
Certain amounts have been reclassified to conform to the presentation for the quarter ended December 31, 2013.

MAGELLAN HEALTH SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition		Deduction		Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	$1,985	$1,528	(3)	$(150	)(1)	$—		$(27	)(2)	$3,336
Year Ended December 31, 2012
Allowance for doubtful accounts	3,336	1,947	(3)	(346	)(1)	—		(325	)(2)	4,612
Year Ended December 31, 2013
Allowance for doubtful accounts	4,612	1,205	(3)	(126	)(1)	130	(4)	(374	)(2)	5,447

(1)
Recoveries of accounts receivable previously written off.

(2)
Accounts written off.

(3)
Bad debt expense.

(4)
To establish a reserve on pre-acquisition balances of Partners Rx.

S-1