Form 10-Q
period 2014-03-31
MAGELLAN HEALTH SERVICES INC
filed 2014-04-29
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of March 31, 2014 was 27,558,633.

FORM 10-Q
MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2013	March 31, 2014
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$203,187	$261,300
Restricted cash	236,696	264,566
Accounts receivable, less allowance for doubtful accounts of $5,447 and $5,598 at December 31, 2013 and March 31, 2014, respectively	238,185	202,767
Short-term investments (restricted investments of $117,674 and $151,251 at December 31, 2013 and March 31, 2014, respectively)	175,883	181,788
Deferred income taxes	37,530	37,044
Pharmaceutical inventory	49,609	47,105
Other current assets (restricted deposits of $25,009 and $30,454 at December 31, 2013 and March 31, 2014, respectively)	48,268	62,656

Total Current Assets	989,358	1,057,226
Property and equipment, net	172,333	167,110
Restricted long-term investments	32,430	27,060
Other long-term assets	7,197	9,888
Goodwill	488,206	488,203
Other intangible assets, net	69,694	68,386

Total Assets	$1,759,218	$1,817,873

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$42,853	$35,742
Accrued liabilities	134,652	173,372
Medical claims payable	228,341	240,046
Other medical liabilities	67,416	65,288
Current maturities of long-term capital lease obligations	3,005	3,040

Total Current Liabilities	476,267	517,488
Long-term capital lease obligations	23,720	22,568
Deferred income taxes	42,046	38,445
Tax contingencies	32,343	33,593
Deferred credits and other long-term liabilities	17,803	20,336

Total Liabilities	592,179	632,430

Redeemable non-controlling interest	10,554	9,214
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2013 and March 31, 2014—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2013 and March 31, 2014—Issued and outstanding—47,351 shares and 27,616 shares at December 31, 2013, respectively, and 47,578 and 27,559 shares at March 31, 2014, respectively	474	476
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2013 and March 31, 2014—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	922,325	933,274
Retained earnings	1,100,493	1,126,213
Accumulated other comprehensive loss	(93)	(50)
Ordinary common stock in treasury, at cost, 19,735 shares and 20,019 shares at December 31, 2013 and March 31, 2014, respectively	(866,714)	(883,684)

Total Stockholders' Equity	1,156,485	1,176,229

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$1,759,218	$1,817,873

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2014
Net revenue:
Managed care and other	$722,589	$829,591
PBM and dispensing	99,172	136,884

Total net revenue	821,761	966,475

Cost and expenses:
Cost of care	525,027	605,708
Cost of goods sold	93,512	125,298
Direct service costs and other operating expenses(1)	139,627	164,722
Depreciation and amortization	16,170	20,229
Interest expense	610	836
Interest income	(353)	(311)

Total costs and expenses	774,593	916,482

Income before income taxes	47,168	49,993
Provision for income taxes	19,110	25,613

Net income	28,058	24,380
Less: Net income (loss) attributable to non-controlling interest	—	(1,340)

Net income attributable to Magellan Health Services, Inc.	28,058	25,720

Net income per common share attributable to Magellan Health Services, Inc.:
Basic (See Note B)	$1.03	$0.94
Diluted (See Note B)	$1.01	$0.92
Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities(2)	(77)	43

Comprehensive income	27,981	24,423
Less: Comprehensive income (loss) attributable to non-controlling interest	—	(1,340)

Comprehensive income attributable to Magellan Health Services, Inc.	$27,981	$25,763

(1)
Includes stock compensation expense of $5,638 and $4,472 for the three months ended March 31, 2013 and 2014, respectively.

(2)
Net of income tax (benefit) provision of $(52) and $29 for the three months ended March 31, 2013 and 2014, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2013	2014
Cash flows from operating activities:
Net income	$28,058	$24,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,170	20,229
Non-cash interest expense	184	184
Non-cash stock compensation expense	5,638	4,472
Non-cash income tax benefit	(630)	(3,733)
Non-cash amortization on investments	2,508	1,611
Realized loss on sale of investments	—	49
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	4,764	(27,870)
Accounts receivable, net	(8,359)	34,843
Pharmaceutical inventory	(2,004)	2,504
Other assets	(2,039)	(17,273)
Accounts payable and accrued liabilities	(15,285)	30,344
Medical claims payable and other medical liabilities	15,752	9,803
Tax contingencies	601	801
Deferred credits and other long-term liabilities	222	2,533
Other	299	(50)

Net cash provided by operating activities	45,879	82,827

Cash flows from investing activities:
Capital expenditures	(11,382)	(11,059)
Purchase of investments	(66,596)	(76,548)
Maturity of investments	47,647	74,424

Net cash used in investing activities	(30,331)	(13,183)

Cash flows from financing activities:
Payments to acquire treasury stock	(24,830)	(16,970)
Proceeds from exercise of stock options and warrants	9,675	7,180
Payments on capital lease obligations	(414)	(1,117)
Other	(1,022)	(624)

Net cash used in financing activities	(16,591)	(11,531)

Net (decrease) increase in cash and cash equivalents	(1,043)	58,113
Cash and cash equivalents at beginning of period	189,464	203,187

Cash and cash equivalents at end of period	$188,421	$261,300

Supplemental cash flow data:
Non-cash investing activites:
Property and equipment acquired under capital leases	$28,836	$—

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health Services, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on this Form 10-Q. Other than as described in Note F—"Subsequent Events", the Company did not have any material recognizable events during the period.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2013 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2014.

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

Managed Healthcare

        Two of the Company's segments are in the managed healthcare business. This line of business reflects the Company's: (i) management of behavioral healthcare services, and (ii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care ("MCC"). The Company's coordination and management of physical and behavioral healthcare includes services provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to enhance the healthcare experience for individuals in need of care, while at the same time managing the cost of these services for our customers. The treatment services provided through the Company's provider network include outpatient programs, intermediate care programs, inpatient treatment and

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

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

Specialty Solutions

        The Specialty Solutions segment ("Specialty Solutions") generally reflects the management of the delivery of diagnostic imaging (radiology benefits management or "RBM") and a variety of other specialty areas such as radiation oncology, obstetrical ultrasound, cardiology and musculoskeletal management to ensure that such services are clinically appropriate and cost effective. The Company's Specialty Solutions services are currently provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its Specialty Solutions services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing services,

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the services.

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Managements' services include (i) traditional pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, the Company had a subcontract arrangement to provide PBM services on a risk basis for one of Public Sector's customers, which terminated on March 31, 2014.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and the Affordable Care Act ("ACA"), as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The Company is currently pursuing rate adjustments to cover the direct costs of these fees and the impact from non-deductibility of such fees for federal income tax purposes. To the extent the Company has a state public sector customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

material impact on the Company. For 2014, the projected ACA fee is currently estimated to be $20.2 million and is included in accrued liabilities in the consolidated balance sheets. Of this amount $5.1 million was expensed in the three months ended March 31, 2014, which is included in direct service costs and other operating expenses in the consolidated statements of comprehensive income.

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013 and were adopted by the Company during the quarter ended March 31, 2014. The effect of the guidance is immaterial to the Company's consolidated results of operations, financial position, and cash flows.

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $629.7 million and $728.8 million for the three months ended March 31, 2013 and 2014, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

are performed and as costs are incurred. Revenues from these contracts approximated $49.3 million and $59.7 million for the three months ended March 31, 2013 and 2014, respectively.

        Block Grant Revenues.    The Maricopa Contract (as defined below) is partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $33.2 million and $33.0 million for the three months ended March 31, 2013 and 2014, respectively.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $1.9 million and $3.0 million for the three months ended March 31, 2013 and 2014, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues were $8.7 million and $4.1 million for the three months ended March 31, 2013 and 2014, respectively.

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

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues were $5.0 million and $81.2 million for the three months ended March 31, 2013 and 2014, respectively. The increase mainly relates to the acquisition of Partners Rx Management, LLC ("Partners Rx").

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $94.1 million and $55.7 million for the three months ended March 31, 2013 and 2014, respectively.

Significant Customers

  Consolidated Company

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RBHA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract generated net revenues of $182.3 million and $201.0 million for the three months ended March 31, 2013 and 2014, respectively.

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

        Subsequent to the announcement of the winning bidder for the New Contract, Magellan has filed various protests and appeals regarding the decision. Most recently, in December 2013, Magellan filed an appeal in the Arizona Superior Court in Maricopa County (the "Superior Court") and a motion seeking a judicial stay of the implementation of the New Contract until after the court's decision on the appeal. On February 18, 2014 the Superior Court issued an order denying the Company's motion for stay. The denial of the motion for stay does not impact the final decision on the merits of Magellan's appeal, which will continue to proceed in the Superior Court. The Company also previously filed a separate civil lawsuit in the Superior Court challenging the legal authority of the public entity that is one of the key members of the non-profit winning bidder to invest in and participate in the winning bidder's performance under the New Contract. In connection with such civil suit, the Company previously filed a motion seeking a preliminary injunction that, if granted, could prohibit such public

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

entity from participation as a member of the winning bidder in the New Contract. On March 14, 2014, the Superior Court issued an order dismissing the Company's claims that formed the basis of the motion for preliminary injunction and denying the motion for preliminary injunction as moot. There is no assurance that the Company will prevail on its appeal to the Superior Court.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2013 and 2014 (in thousands):

Segment	Term Date	2013		2014
Commercial
Customer A	June 30, 2014(1)	$51,641		$55,540
Customer B	December 31, 2019	35,811		42,898
Customer C	August 14, 2017	15,254	*	22,652
Public Sector
Customer D	June 30, 2015	64,312		103,171
Specialty Solutions
Customer E	December 31, 2015	31,361		33,390
Customer F	June 30, 2016(2)	15,235		12,574
Customer G	July 31, 2015	16,083		16,552
Customer A	November 30, 2016	768	*	12,379
Customer H	January 31, 2016	9,759		11,307
Pharmacy Management
Customer I	November 30, 2014 to December 31, 2014(3)	33,311		28,579
Customer J	December 31, 2013(4)	15,297		6,029	*
Customer K	September 27, 2013 to December 31, 2013(3)(4)	21,641		1,130	*
Customer L	March 31, 2014(5)(6)	15,245		18,055	*

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has informed the Company that, after a competitive evaluation process, it has decided not to renew its contract. The contract was extended through June 30, 2014 to allow for transition to the new vendor.

(2)
This contract will transition from risk to ASO based services effective July 1, 2014.

(3)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

(4)
The contract has terminated, however, the Company continues to provide services as the contract is transitioned to the new vendor.

(5)
The contract has terminated.

(6)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $86.7 million and $90.1 million for the three months ended March 31, 2013 and 2014, respectively.

        In addition, the Company has a significant concentration of business with the State of Florida. The Company currently has behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. The State of Florida is implementing a new system of mandated managed care through which Medicaid enrollees will receive integrated healthcare services, and it will phase out the behavioral healthcare programs under which the Florida Areas' contracts operate by July 31, 2014. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program. Net revenues from the State of Florida in the aggregate totaled $33.3 million and $31.8 million for the three months ended March 31, 2013 and 2014, respectively.

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

MARCH 31, 2014

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2013 and March 31, 2014 (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(1)	$—	$101,028	$—	$101,028
Restricted cash(2)	—	128,318	—	128,318
Investments:
U.S. government and agency securities	1,129	—	—	1,129
Obligations of government-sponsored enterprises(3)	—	8,440	—	8,440
Corporate debt securities	—	198,594	—	198,594
Certificates of deposit	—	150	—	150

December 31, 2013	$1,129	$436,530	$—	$437,659

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(4)	$—	$145,413	$—	$145,413
Restricted cash(5)	—	87,746	—	87,746
Investments:
U.S. government and agency securities	1,528	—	—	1,528
Obligations of government-sponsored enterprises(3)	—	6,923	—	6,923
Corporate debt securities	—	199,247	—	199,247
Certificates of deposit	—	1,150	—	1,150

March 31, 2014	$1,528	$440,479	$—	$442,007

(1)
Excludes $102.2 million of cash held in bank accounts by the Company.

(2)
Excludes $108.4 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $115.9 million of cash held in bank accounts by the Company.

(5)
Excludes $176.9 million of restricted cash held in bank accounts by the Company.

        For the three months ended March 31, 2014, the Company has not transferred any assets between fair value measurement levels.

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

        As of December 31, 2013 and March 31, 2014, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company recognized a

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

$0.1 million loss on the sale of investments. The following is a summary of short-term and long-term investments at December 31, 2013 and March 31, 2014 (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$1,129	$—	$—	$1,129
Obligations of government-sponsored enterprises(1)	8,441	2	(3)	8,440
Corporate debt securities	198,748	18	(172)	198,594
Certificates of deposit	150	—	—	150

Total investments at December 31, 2013	$208,468	$20	$(175)	$208,313

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$1,527	$1	$—	$1,528
Obligations of government-sponsored enterprises(1)	6,924	2	(3)	6,923
Corporate debt securities	199,330	26	(109)	199,247
Certificates of deposit	1,150	—	—	1,150

Total investments at March 31, 2014	$208,931	$29	$(112)	$208,848

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of March 31, 2014 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2014	$150,273	$150,229
2015	54,489	54,460
2016	4,169	4,159

Total investments at March 31, 2014	$208,931	$208,848

Income Taxes

        The Company's effective income tax rates were 40.5 percent and 51.2 percent for the three months ended March 31, 2013 and 2014, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the three

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

months ended March 31, 2013 is lower than the effective rate for the three months ended March 31, 2014 mainly due to the non-deductible ACA fees.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2010.

Stock Compensation

        At December 31, 2013 and March 31, 2014, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company recorded stock compensation expense of $5.6 million and $4.5 million for the three months ended March 31, 2013 and 2014, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2014 has been reduced for estimated forfeitures, estimated at four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2014 was $13.63 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 26.20 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the three months ended March 31, 2013 and 2014, $0.3 million and $0.5 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the three months ended March 31, 2013, the net change to additional paid in capital related to tax benefits (deficiencies) was $(0.2) million, which includes $(0.5) million of excess tax deficiencies offset by the $0.3 million of excess tax benefits. For the three months ended March 31, 2014, the net change to additional paid in capital related to tax benefits (deficiencies) was $0.4 million, which includes the $0.5 million of excess tax benefits offset by $(0.1) million of excess tax deficiencies.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the three months ended March 31, 2014 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,010,146	$47.23
Granted	640,636	60.28
Forfeited	(35,244)	50.40
Exercised	(152,943)	46.78

Outstanding, end of period	4,462,595	$49.10

Vested and expected to vest at end of period	4,409,250	$49.02

Exercisable, end of period	2,679,575	$45.46

        All of the Company's options granted during the three months ended March 31, 2014 vest ratably on each anniversary date over the three years subsequent to grant. All options granted during the three months ended March 31, 2014 have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards ("RSAs") for the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	192,165	$56.59
Awarded	—	—
Vested	—	—
Forfeited	—	—

Outstanding, ending of period	192,165	$56.59

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units ("RSUs") for the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	194,913	$50.21
Awarded	76,306	60.39
Vested	(90,177)	49.55
Forfeited	(2,319)	51.06

Outstanding, ending of period	178,723	$54.88

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

        There were $26.7 million and $25.6 million of capital lease obligations at December 31, 2013 and March 31, 2014, respectively. The Company had $33.7 million and $32.9 million of letters of credit outstanding at December 31, 2013 and March 31, 2014, respectively, and no revolving loan borrowings at December 31, 2013 or March 31, 2014.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE A—General (Continued)

Redeemable Non-Controlling Interest

        On December 31, 2013, the Company acquired a 65% equity interest in AlphaCare Holdings, Inc. ("AlphaCare Holdings"). The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50 percent of the remaining shares prior to January 1, 2017 provided certain membership levels are attained. After December 31, 2016 the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016 the Company has the right to purchase all remaining shares. Non-controlling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable non-controlling interest. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. The Company recorded $10.6 million of redeemable non-controlling interest in relation to the acquisition. The carrying value of the non-controlling interest as of March 31, 2014 was $9.2 million. The $1.4 million reduction in carrying value for the three months ended March 31, 2014 is a result of operating losses. The Company recognizes changes in the redemption value on a quarterly basis and adjusts the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of March 31, 2014 the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health Services, Inc.

        The following tables reconcile income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2014
Numerator:
Net income attributable to Magellan Health Services, Inc.	$28,058	$25,720

Denominator:
Weighted average number of common shares outstanding—basic	27,110	27,370
Common stock equivalents—stock options	467	594
Common stock equivalents—restricted stock	17	32
Common stock equivalents—restricted stock units	52	54
Common stock equivalents—employee stock purchase plan	2	1

Weighted average number of common shares outstanding—diluted	27,648	28,051

Net income attributable to Magellan Health Services, Inc. per common share—basic	$1.03	$0.94

Net income attributable to Magellan Health Services, Inc. per common share—diluted	$1.01	$0.92

        The weighted average number of common shares outstanding for the three months ended March 31, 2013 and 2014 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2013 and 2014 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 1.7 million and 0.3 million options for the three months ended March 31, 2013 and 2014, respectively that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on segment profit attributable to Magellan shareholders, which is defined as profit or loss from operations, before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, and special charges or benefits ("Segment Profit"). Management uses Segment Profit

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE C—Business Segment Information (Continued)

information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Public Sector subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Public Sector's customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company's employees covered under its medical plan. As such, revenue, cost of care, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company's segments are defined above.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2013
Managed care and other revenue	$187,837	$406,620	$90,278	$53,099	$(15,245)	$722,589
PBM and dispensing revenue	—	—	—	99,172	—	99,172
Cost of care	(113,271)	(355,379)	(58,067)	(13,555)	15,245	(525,027)
Cost of goods sold	—	—	—	(93,512)	—	(93,512)
Direct service costs and other	(41,392)	(25,643)	(13,371)	(29,561)	(29,660)	(139,627)
Stock compensation expense(1)	133	307	434	320	4,444	5,638

Segment profit (loss)	$33,307	$25,905	$19,274	$15,963	$(25,216)	$69,233

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2014
Managed care and other revenue	$188,891	$497,943	$105,434	$55,378	$(18,055)	$829,591
PBM and dispensing revenue	—	—	—	139,624	(2,740)	136,884
Cost of care	(111,202)	(422,518)	(73,652)	(16,391)	18,055	(605,708)
Cost of goods sold	—	—	—	(128,031)	2,733	(125,298)
Direct service costs and other	(40,276)	(42,958)	(15,141)	(35,551)	(30,796)	(164,722)
Stock compensation expense(1)	155	274	414	303	3,326	4,472
Less: Non-controlling interest segment profit (loss)(2)	—	(1,330)	—	—	—	(1,330)

Segment profit (loss)	$37,568	$34,071	$17,055	$15,332	$(27,477)	$76,549

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2013	2014
Segment profit	$69,233	$76,549
Stock compensation expense	(5,638)	(4,472)
Non-controlling interest segment profit (loss)	—	(1,330)
Depreciation and amortization	(16,170)	(20,229)
Interest expense	(610)	(836)
Interest income	353	311

Income before income taxes	$47,168	$49,993

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE D—Commitments and Contingencies

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

        Stock repurchases under the program may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 1,159,871 shares of the Company's common stock at an average price of $51.83

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

per share for an aggregate cost of $60.1 million (excluding broker commissions) during 2013. Pursuant to this program, the Company made open market purchases of 284,889 shares of the Company's common stock at an average price of $59.54 per share for an aggregate cost of $17.0 million (excluding broker commissions) during the three months ended March 31, 2014. As of March 31, 2014, the total dollar value remaining under the current authorization was $167.1 million.

        During the period from April 1, 2014 through April 25, 2014, the Company made additional open market purchases of 185,325 shares of the Company's common stock at an aggregate cost of $10.3 million (excluding broker commissions).

Restructuring Activities

        As a result of restructuring activities initiated in 2013, the Company recorded liabilities for employee termination costs. The restructuring activities initiated in 2013 were related to contract terminations and organizational changes made in an effort to improve the Company's ability to execute its strategy. The Company anticipates additional restructuring costs in 2014 associated with employee terminations of $0.9 million and lease termination and exit costs of $2.4 million. The additional projected restructuring costs by segment are Public Sector $2.0 million and Commercial $1.3 million. For the three months ended March 31, 2014, the Company incurred $0.7 million of employee termination costs. The restructuring costs incurred by segment were Public Sector $0.5 million and Commercial $0.2 million. Restructuring costs are included in direct service costs and other operating expenses in the consolidated statements of comprehensive income.

        The following table summarizes the activity related to the restructuring liabilities for the three months ended March 31, 2014, by reportable segment (in thousands):

	Commercial	Public Sector	Corporate	Consolidated
Liability for employee termination costs at December 31, 2013	$4,744	$4,296	$3,429	$12,469
Additions	202	518	—	720
Payments	(73)	(6)	(1,143)	(1,222)
Liability released	—	(235)	(58)	(293)

Liability for employee termination costs at March 31, 2014	$4,873	$4,573	$2,228	$11,674

NOTE E—Acquisitions

Acquisition of Partners Rx Management, LLC

        Pursuant to the September 6, 2013 Agreement and Plan of Merger (the "Partners Agreement") with Partners Rx Management, LLC ("Partners Rx"), on October 1, 2013 the Company acquired all of the outstanding ownership interests of Partners Rx. Partners Rx is a full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through third party administrators, consultants and brokers. As consideration for the transaction, the Company paid

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE E—Acquisitions (Continued)

$100 million in cash, subject to working capital adjustments. The Company funded the acquisition with cash on hand.

        As of March 31, 2014, settlement of the working capital and certain contractual liabilities remain open and therefore are subject to further estimation. In addition, the amount recognized for deferred tax assets may be impacted by the determination of these items. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

Acquisition of AlphaCare Holdings, Inc.

        Pursuant to the August 13, 2013 stock purchase agreement (the "AlphaCare Agreement"), on December 31, 2013 the Company acquired a 65% equity interest in AlphaCare Holdings, Inc. ("AlphaCare Holdings"), the holding company for AlphaCare New York, Inc. ("AlphaCare"), a Health Maintenance Organization ("HMO") in New York that operates a New York Managed Long-Term Care Plan in Bronx, New York, Queens, Kings and Westchester Counties, and Medicare Plans in Bronx, New York, Queens and Kings Counties.

        The Company previously held a 7% equity interest in AlphaCare through a previous equity investment of $2.0 million in preferred membership units of AlphaCare's previous holding company, AlphaCare Holdings, LLC on May 17, 2013. The Company also previously loaned $5.9 million to AlphaCare Holdings, LLC. As part of the AlphaCare Agreement, AlphaCare Holdings, LLC was reorganized into a Delaware corporation, the preferred membership units and the loan were converted into Series A Participating Preferred Stock ("AlphaCare Series A Preferred") of AlphaCare Holdings and the Company purchased an additional $17.4 million of AlphaCare Series A Preferred. The Company holds a 65% voting interest and the remaining shareholders hold a 35% voting interest in AlphaCare Holdings.

        Based on the Company's 65% equity and voting interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Public Sector segment.

        During the three months ended March 31, 2014, the Company made net retrospective adjustments to provisional amounts related to the AlphaCare Holdings acquisition that were recognized at the acquisition date that, if known, would have affected the measurement amounts recognized as of that date.

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE E—Acquisitions (Continued)

        The estimated fair values of AlphaCare Holdings assets acquired and liabilities assumed at the date of acquisition are summarized as follows (in thousands):

	Initial Amounts Recognized at Acquisition Date(1)	Measurement Period Adjustments(2)	Current Amounts Recognized at Acquisition Date
Assets acquired:
Current assets (includes $6,249 of cash and $7,900 of restricted cash)	$14,766	$(548)	$14,218
Property and equipment, net	310	(39)	376
Other assets	475	66	436
Other identified intangible assets	4,590	2,600	7,190
Goodwill	20,882	(3)	20,879

Total assets acquired	41,023	2,076	43,099

Liabilities assumed:
Current liabilities	3,139	1,039	4,178
Deferred tax liabilities	1,830	1,037	2,867

Total liabilities assumed	4,969	2,076	7,045

Net assets acquired	36,054	—	36,054
Less: net assets attributable to noncontrolling interest	(10,554)	—	(10,554)

Net consideration	$25,500	$—	$25,500

(1)
As previously reported in the Company's Form 10-K for the year ended December 31, 2013.

(2)
The measurement period adjustments were recorded to reflect a $2.6 million increase in the customer contracts identified intangible and a $1.0 million increase to the deferred tax liability as a result of finalization of the valuation and other net changes of ($1.6) as a result of changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing at the acquisition date.

NOTE F—Subsequent Events

Acquisition of CDMI, LLC

        On March 31, 2014 the Company entered into a Purchase Agreement (the "CDMI Agreement") to acquire all of the outstanding equity interests of CDMI, LLC ("CDMI"), a privately held company that provides a range of clinical consulting programs and negotiates and administers drug rebates for managed care organizations and other customers.

        Under the terms of the CDMI Agreement, the base purchase price is $205 million plus potential contingent payments up to a maximum aggregate amount of $165 million. The base purchase price includes $125 million to be paid in cash at closing, and $80 million to be reinvested in Magellan

MAGELLAN HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE F—Subsequent Events (Continued)

restricted common stock by the principal owners and certain key management of CDMI. The $80 million in Magellan restricted common stock will be subject to vesting over a 42-month period, and is conditional upon certain employment and performance targets. In addition to the base purchase price, there is a contingent payment of up to $65 million which will be paid depending upon CDMI's performance relative to certain targets for 2015 rebate retention. In addition, there is a potential earn-out opportunity of up to $100 million, of which up to $65 million is dependent upon the number of CDMI customers that become full-service PBM customers during 2015 and 2016, and potential cash payments of up to $35 million based upon achievement of 2014 and 2015 gross profit performance targets.

        The Company will report the results of operations of CDMI within its Pharmacy Management segment. All material closing conditions for the transaction involving third parties have been met, and the Company expects that the transaction will be consummated on April 30, 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan and its majority-owned subsidiaries and all VIEs for which Magellan is the primary beneficiary should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

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

  •
  the Company's ability to maintain relationships with key pharmacy providers, vendors and manufacturers;

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

  •
  the possible impact of additional regulatory scrutiny and liability associated with the Company's Pharmacy Management segment;

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

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2013. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

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

Managed Healthcare

        Two of the Company's segments are in the managed healthcare business. This line of business reflects the Company's: (i) management of behavioral healthcare services, and (ii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through MCC. The Company's coordination and management of physical and behavioral healthcare includes services provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to enhance the healthcare experience for individuals in need of care, while at the same time managing the cost of these services for our customers. The treatment services provided through the Company's provider network include outpatient programs, intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

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

        The managed healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    Commercial generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans, insurance companies and MCOs for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of March 31, 2014, Commercial's covered lives were 4.0 million, 14.8 million and 12.8 million for risk-based, ASO and EAP products, respectively. For the three months ended March 31, 2014, Commercial's revenue was $115.5 million, $31.5 million and $41.9 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    Public Sector generally reflects: (i) the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies, and (ii) the integrated management of physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of March 31, 2014, Public Sector's covered lives were 2.2 million and 1.7 million for risk-based and ASO products, respectively. For the three months ended March 31, 2014, Public Sector's revenue was $483.9 million and $14.1 million for risk-based and ASO products, respectively.

Specialty Solutions

        Specialty Solutions generally reflects the management of the delivery of diagnostic imaging (radiology benefits management or "RBM") and a variety of other specialty areas such as radiation oncology, obstetrical ultrasound, cardiology and musculoskeletal management to ensure that such services are clinically appropriate and cost effective. The Company's Specialty Solutions services are currently provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its Specialty Solutions services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the services. As of March 31, 2014, covered lives for Specialty Solutions were 6.0 million and 12.5 million for risk-based and ASO products, respectively. For the three months ended March 31, 2014, revenue for Specialty Solutions was $94.8 million and $10.6 million for risk-based and ASO products, respectively.

Pharmacy Management

        Pharmacy Management comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Managements' services include (i) traditional PBM services; (ii) PBA for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, the Company had a subcontract arrangement to provide PBM services on a risk basis for one of Public Sector's customers, which terminated on March 31, 2014.

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and FFS arrangements. During the three months ended March 31, 2014, Pharmacy Management paid 1.3 million adjusted commercial network claims in the Company's PBM business. As of March 31, 2014, the Company had a generic dispensing rate of 82.6 percent within its commercial PBM business. In addition, the Company paid 18.3 million adjusted PBA claims and 23.5 thousand specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. In addition, as of March 31, 2014, Pharmacy Management served 0.4 million commercial PBM members, 9.5 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RBHA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract generated net revenues of $182.3 million and $201.0 million for the three months ended March 31, 2013 and 2014, respectively.

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

        Subsequent to the announcement of the winning bidder for the New Contract, Magellan has filed various protests and appeals regarding the decision. Most recently, in December 2013, Magellan filed an appeal in the Arizona Superior Court in Maricopa County (the "Superior Court") and a motion seeking a judicial stay of the implementation of the New Contract until after the court's decision on the appeal. On February 18, 2014 the Superior Court issued an order denying the Company's motion for stay. The denial of the motion for stay does not impact the final decision on the merits of Magellan's appeal, which will continue to proceed in the Superior Court. The Company also previously filed a separate civil lawsuit in the Superior Court challenging the legal authority of the public entity that is one of the key members of the non-profit winning bidder to invest in and participate in the winning bidder's performance under the New Contract. In connection with such civil suit, the Company previously filed a motion seeking a preliminary injunction that, if granted, could prohibit such public entity from participation as a member of the winning bidder in the New Contract. On March 14, 2014, the Superior Court issued an order dismissing the Company's claims that formed the basis of the motion for preliminary injunction and denying the motion for preliminary injunction as moot. There is no assurance that the Company will prevail on its appeal to the Superior Court.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2013 and 2014 (in thousands):

Segment	Term Date	2013		2014
Commercial
Customer A	June 30, 2014(1)	$51,641		$55,540
Customer B	December 31, 2019	35,811		42,898
Customer C	August 14, 2017	15,254	*	22,652
Public Sector
Customer D	June 30, 2015	64,312		103,171
Specialty Solutions
Customer E	December 31, 2015	31,361		33,390
Customer F	June 30, 2016(2)	15,235		12,574
Customer G	July 31, 2015	16,083		16,552
Customer A	November 30, 2016	768	*	12,379
Customer H	January 31, 2016	9,759		11,307
Pharmacy Management
Customer I	November 30, 2014 to December 31, 2014(3)	33,311		28,579
Customer J	December 31, 2013(4)	15,297		6,029	*
Customer K	September 27, 2013 to December 31, 2013(3)(4)	21,641		1,130	*
Customer L	March 31, 2014(5)(6)	15,245		18,055	*

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has informed the Company that, after a competitive evaluation process, it has decided not to renew its contract. The contract was extended through June 30, 2014 to allow for transition to the new vendor.

(2)
This contract will transition from risk to ASO based services effective July 1, 2014.

(3)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(4)
The contract has terminated, however, the Company continues to provide services as the contract is transitioned to the new vendor.

(5)
The contract has terminated.

(6)
This customer represents a subcontract with a Public Sector customer and is eliminated in consolidation.

Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $86.7 million and $90.1 million for the three months ended March 31, 2013 and 2014, respectively.

        In addition, the Company has a significant concentration of business with the State of Florida. The Company currently has behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. The State of Florida is implementing a new system of mandated managed care through which Medicaid enrollees will receive integrated healthcare services, and it will phase out the behavioral healthcare programs under which the Florida Areas' contracts operate by July 31, 2014. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program. Net revenues from the State of Florida in the aggregate totaled $33.3 million and $31.8 million for the three months ended March 31, 2013 and 2014, respectively.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates. Except as noted below, the Company's critical accounting policies are summarized in the Company's Annual Report on Form 10-K, filed with the SEC on March 3, 2014.

Income Taxes

        The Company's effective income tax rates were 40.5 percent and 51.2 percent for the three months ended March 31, 2013 and 2014, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the three months ended March 31, 2013 is lower than the effective rate for the three months ended March 31, 2014 mainly due to the non-deductible ACA fees.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2010.

Results of Operations

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on Segment Profit. Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Public Sector subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Public Sector's customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company's employees covered under its medical plan. As such, revenue, cost of care, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company's segments are defined above.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2013
Managed care and other revenue	$187,837	$406,620	$90,278	$53,099	$(15,245)	$722,589
PBM and dispensing revenue	—	—	—	99,172	—	99,172
Cost of care	(113,271)	(355,379)	(58,067)	(13,555)	15,245	(525,027)
Cost of goods sold	—	—	—	(93,512)	—	(93,512)
Direct service costs and other	(41,392)	(25,643)	(13,371)	(29,561)	(29,660)	(139,627)
Stock compensation expense(1)	133	307	434	320	4,444	5,638

Segment profit (loss)	$33,307	$25,905	$19,274	$15,963	$(25,216)	$69,233

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2014
Managed care and other revenue	$188,891	$497,943	$105,434	$55,378	$(18,055)	$829,591
PBM and dispensing revenue	—	—	—	139,624	(2,740)	136,884
Cost of care	(111,202)	(422,518)	(73,652)	(16,391)	18,055	(605,708)
Cost of goods sold	—	—	—	(128,031)	2,733	(125,298)
Direct service costs and other	(40,276)	(42,958)	(15,141)	(35,551)	(30,796)	(164,722)
Stock compensation expense(1)	155	274	414	303	3,326	4,472
Less: Non-controlling interest segment profit (loss)(2)	—	(1,330)	—	—	—	(1,330)

Segment profit (loss)	$37,568	$34,071	$17,055	$15,332	$(27,477)	$76,549

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2013	2014
Segment profit	$69,233	$76,549
Stock compensation expense	(5,638)	(4,472)
Non-controlling interest segment profit (loss)	—	(1,330)
Depreciation and amortization	(16,170)	(20,229)
Interest expense	(610)	(836)
Interest income	353	311

Income before income taxes	$47,168	$49,993

Quarter ended March 31, 2014 ("Current Year Quarter"), compared to the quarter ended March 31, 2013 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial increased by 0.6 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to favorable rate changes of $10.8 million, new contracts implemented after (or during) the Prior Year Quarter of $4.0 million, favorable prior period rate, membership and other adjustments of $2.6 million in the Current Year Quarter, increase in membership from existing customers of $1.0 million and other net favorable increases of $6.7 million (mainly related to higher care utilization). These increases were partially offset by terminated contracts of $24.0 million.

Cost of Care

        Cost of care decreased by 1.8 percent or $2.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $20.0 million, which decrease was partially offset by unfavorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $4.1 million, care associated with rate changes of $1.2 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $0.8 million, new business of $0.7 million and unfavorable care trends and other net variances of $11.1 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 76.4 percent in the Prior Year Quarter to 77.0 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 2.7 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to terminated contracts of $3.1 million, which decrease was partially offset by new contracts implemented of $1.5 million and other net unfavorable variances of $0.5 million. Direct service costs decreased as a percentage of revenue from 22.0 percent in the Prior Year Quarter to 21.3 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 22.5 percent or $91.3 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after the Prior Year Quarter of $69.1 million, favorable rate changes of $14.2 million, revenue recorded for ACA tax of $3.8 million, increased revenue for performance incentives of $1.0 million and other net favorable variances of $3.2 million.

Cost of Care

        Cost of care increased by 18.9 percent or $67.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts of $57.6 million, care associated with rate changes for contracts with minimum care requirements of $12.8 million and unfavorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $1.4 million. These increases were partially offset by favorable prior period care development recorded in the Current Year Quarter of $2.2 million and other net favorable variances of $2.5 million. Cost of care decreased as a percentage of risk revenue from 89.2 percent in the Prior Year Quarter to 87.3 percent in the Current Year Quarter mainly due to favorable prior period care development.

Direct Service Costs

        Direct service costs increased by 67.5 percent or $17.3 million from the Prior Year Quarter to the Current Year Quarter, mainly due to the accrual for ACA tax in the Current Year Quarter, costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 6.3 percent for the Prior Year Quarter to 8.6 percent in the Current Year Quarter mainly due to ACA taxes, cost to support new business and development costs for the Magellan Complete Care product.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 16.8 percent or $15.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $20.3 million, increase in membership from existing customers of $6.1 million and the revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $2.0 million. These increases were partially offset by unfavorable rate changes of $9.4 million, terminated contracts of $2.1 million and other net unfavorable variances of $1.7 million.

Cost of Care

        Cost of care increased by 26.8 percent or $15.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts of $16.6 million, increased membership from existing customers of $4.2 million and favorable prior period medical claims development recorded in the Prior Year Quarter of $4.1 million. These increases were partially offset by favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $4.2 million, terminated contracts of $1.9 million, favorable prior period medical claims development for the Current Year Quarter of $1.3 million and other net favorable variances of $1.9 million. Cost of care increased as a percentage of risk revenue from 72.5 percent in the Prior Year Quarter to 77.7 percent in the Current Year Quarter mainly due to unfavorable rate changes and care trends.

Direct Service Costs

        Direct service costs increased by 13.2 percent or $1.8 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, direct service costs decreased from 14.8 percent in the Prior Year Quarter to 14.4 percent in the Current Year Quarter, as the Company was able to add net new business without increasing direct service costs.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management increased by 4.3 percent or $2.3 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after the Prior Year Quarter of $3.9 million, increased revenue from a subcontract with Public Sector of $2.8 million and other net increases of $0.7 million. These increases were partially offset by terminated contracts of $3.9 million and decreased rebate revenue related to term changes of $1.2 million.

PBM/Distribution Revenue

        PBM and Distribution revenue related to Pharmacy Management increased by 40.8 percent or $40.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue of $79.6 million for Partners Rx which was acquired on October 1, 2013 and other net increases of $0.5 million. These increases were partially offset by terminated distribution contracts of $35.9 million and net decreased dispensing activity from existing customers of $3.7 million.

Cost of Care

        Cost of care increased by 20.9 percent or $2.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to unfavorable care trends. Cost of care increased as a percentage of risk revenue from 88.9 percent in the Prior Year Quarter to 90.8 percent in the Current Year Quarter mainly due to unfavorable care trends.

Cost of Goods Sold

        Cost of goods sold increased by 36.9 percent or $34.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to cost of goods sold for Partners Rx which was acquired October 1, 2013 of $71.7 million and other net increases of $0.1 million. These increases were partially offset by terminated contracts of $33.8 million and decreased dispensing activity from existing customers of $3.5 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.3 percent in the Prior Year Quarter to 91.7 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 20.3 percent or $6.0 million from the Prior Year Quarter to the Current Year Quarter. This increase mainly relates to the Partners Rx acquisition, implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 19.4 percent in the Prior Year Quarter to 18.2 percent in the Current Year Quarter, mainly due to business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 3.8 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter. The increase relates primarily from diligence costs of $0.8 million and legal fees of $0.5 million, partially offset by other net favorable one time items in the Current Year Quarter of $0.2 million. As a percentage of total net revenue, other operating expenses decreased from 3.6 percent for the Prior Year Quarter to 3.2 percent for the Current Year Quarter business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 25.1 percent or $4.1 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

        Interest expense increased by 37.0 percent or $0.2 million from the Prior Year Quarter to the Current Year Quarter, mainly due to capital lease additions after the Prior Year Quarter.

Interest Income

        Interest income was consistent with Prior Year.

Income Taxes

        The Company's effective income tax rates were 40.5 percent and 51.2 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter differs from the Prior Year Quarter effective rate mainly due to the non-deductible ACA fees.

Outlook—Results of Operations

        The Company's Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 1A—"Risk Factors" as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general); (vi) the timing of acquisitions; and (vii) changes in estimates regarding medical costs and IBNR.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of March 31, 2014, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $45.9 million and $82.8 million for the Prior Year Quarter and Current Year Quarter, respectively. The $36.9 million increase in operating cash flows from the Prior Year Quarter to the Current Year Quarter is attributable to the impact of the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change, the increase in Segment Profit between periods, and net favorable working capital changes between periods. Partially offsetting these items is an increase in tax payments between periods.

        Restricted cash of $5.0 million and $28.2 million for the Prior Year Quarter and Current Year Quarter, respectively, were shifted to restricted investments that increased operating cash flows. The net impact of the shift in restricted funds between periods is an increase in operating cash flows of $23.2 million. Segment Profit for the Current Year Quarter increased $7.3 million from the Prior Year Quarter. Operating cash flows for the Prior Year Quarter and Current Year Quarter were impacted by net unfavorable working capital changes of $25.0 million and $18.0 million, respectively, largely attributable to discretionary bonus payments. Tax payments for the Prior Year Quarter and Current Year Quarter totaled $3.3 million and $3.9 million, respectively.

        During the Current Year Quarter, the Company's restricted cash increased $27.9 million. The change in restricted cash is attributable to increases in restricted cash of $36.5 million associated with the Company's regulated entities, $18.8 million related to funds received from a customer for the payment of ASO claims, and $0.8 million for other net activity. Partially offsetting these items is the net shift of restricted cash of $28.2 million to restricted investments. The net change in restricted cash for the Company's regulated entities is attributable to net increases of $12.6 million in restricted cash requirements that resulted in an operating cash flow use and net increases in restricted cash of $23.9 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $11.4 million and $11.1 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Quarter were $2.8 million and $8.6 million, respectively, as compared to additions for the Current Year Quarter related to hard assets and capitalized software of $2.0 million and $9.1 million, respectively. In addition, during the Prior Year Quarter and Current Year Quarter the Company used net cash of $18.9 million and $2.1 million, respectively, for the net purchase of "available for sale" securities.

        Financing Activities.    During the Prior Year Quarter, the Company paid $24.8 million for the repurchase of treasury stock under the Company's share repurchase program and had other net unfavorable items of $1.5 million. In addition, the Company received $9.7 million from the exercise of stock options.

        During the Current Year Quarter, the Company paid $17.0 million for the repurchase of treasury stock under the Company's share repurchase program, paid $1.1 million on capital lease obligations, and had other net unfavorable items of $0.6 million. In addition, the Company received $7.2 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2014, the Company expects to fund its estimated capital expenditures of $35.9 million to $45.9 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2011 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2014. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company may draw on the 2011 Credit Facility to fund a portion of cash required for its acquisition activities. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

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

        Stock repurchases under the program may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time. Pursuant to this program, the Company made open market purchases of 671,776 shares of the Company's common stock at an average price of $48.72 per share for an aggregate cost of $32.7 million (excluding broker commissions) during the period from November 11, 2011 through December 31, 2011. Pursuant to this program, the Company made open market purchases of 459,252 shares of the Company's common stock at an average price of $50.27 per share for an aggregate cost of $23.1 million (excluding broker commissions) during 2012. Pursuant to this program, the Company made open market purchases of 1,159,871 shares of the Company's common stock at an average price of $51.83 per share for an aggregate cost of $60.1 million (excluding broker commissions) during 2013. Pursuant to this program, the Company made open market purchases of 284,889 shares of the Company's common stock at an average price of $59.54 per share for an aggregate cost of $17.0 million (excluding broker commissions) during the three months ended March 31, 2014. As of March 31, 2014, the total dollar value remaining under the current authorization was $167.1 million.

        During the period from April 1, 2014 through April 25, 2014, the Company made additional open market purchases of 185,325 shares of the Company's common stock at an aggregate cost of $10.3 million (excluding broker commissions).

        Off-Balance Sheet Arrangements.    As of March 31, 2014, the Company has no material off-balance sheet arrangements.

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

        The 2011 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2011 Credit Facility pursuant to its terms, would result in an event of default under the 2011 Credit Facility. As of March 31, 2014, the Company was in compliance with all covenants, including financial covenants, under the 2011 Credit Facility.

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

        Deferred tax assets as of December 31, 2013 and March 31, 2014 are shown net of valuation allowances of $3.1 million and $3.8 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and the Affordable Care Act ("ACA"), as

amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The Company is currently pursuing rate adjustments to cover the direct costs of these fees and the impact from non-deductibility of such fees for federal income tax purposes. To the extent the Company has a state public sector customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. For 2014, the projected ACA fee is currently estimated to be $20.2 million, of which $5.1 million was expensed in the three months ended March 31, 2014, which is included in direct service costs and other operating expenses in the consolidated statements of comprehensive income.

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013 and were adopted by the Company during the quarter ended March 31, 2014. The effect of the guidance is immaterial to the Company's consolidated results of operations, financial position, and cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2011 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2011 Credit Facility as of March 31, 2014, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of March 31, 2014. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There has been no material change in our risk factors as disclosed in Part I—Item 1A—"Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 3, 2014.

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

        Following is a summary of stock repurchases made during the three months ended March 31, 2014:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)(1)(2)
January 1 - 31, 2014	96,507	59.77	96,507	$178,299
February 1 - 28, 2014	87,283	59.62	87,283	173,095
March 1 - 31, 2014	101,099	59.24	101,099	167,105

	284,889		284,889

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from April 1, 2014 through April 25, 2014, the Company made additional open market purchases of 185,325 shares of the Company's common stock at an aggregate cost of $10.3 million (excluding broker commissions).

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

Exhibit No.	Description
2.1	Purchase Agreement, dated as of March 31, 2014, among Magellan Health Services, Inc., CDMI, LLC, and each Seller's party thereto, which was filed as Exhibit 2.1 to the Company's current report on Form 8-K, which was filed on April 1, 2014 and is incorporated herin by reference.
10.1
Form of Stock Option Agreement, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 7, 2014 and is incorporated herin by reference.
10.2
Form of Notice of Stock Option Grant, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 7, 2014 and is incorporated herin by reference.
10.3
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 7, 2014 and is incorporated herin by reference.
10.4
Form of Notice of Stock Unit Award, relating to restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 7, 2014 and is incorporated herin by reference.
10.5
Amendment to Employment Agreement, dated April 28, 2014, between the Company and Jonathan N. Rubin, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on April 28, 2014 and is incorporated herein by reference.
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2014	MAGELLAN HEALTH SERVICES, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)