Form 10-Q
period 2014-06-30
MAGELLAN HEALTH INC
filed 2014-07-25
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6639

MAGELLAN HEALTH, INC.
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of June 30, 2014 was 28,816,061.

FORM 10-Q
MAGELLAN HEALTH, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2013	June 30, 2014 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$203,187	$185,777
Restricted cash	236,696	167,313
Accounts receivable, less allowance for doubtful accounts of $5,447 and $5,197 at December 31, 2013 and June 30, 2014, respectively	238,185	301,869
Short-term investments (restricted investments of $117,674 and $138,929 at December 31, 2013 and June 30, 2014, respectively)	175,883	147,861
Deferred income taxes	37,530	36,945
Pharmaceutical inventory	49,609	44,277
Other current assets (restricted deposits of $25,009 and $29,340 at December 31, 2013 and June 30, 2014, respectively)	48,268	72,732

Total Current Assets	989,358	956,774
Property and equipment, net	172,333	172,048
Restricted long-term investments	32,430	23,494
Other long-term assets	7,197	9,962
Goodwill	488,206	557,425
Other intangible assets, net	69,694	146,985

Total Assets	$1,759,218	$1,866,688

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$42,853	$63,563
Accrued liabilities	134,652	144,588
Medical claims payable	228,341	234,645
Other medical liabilities	67,416	79,543
Current maturities of long-term capital lease obligations	3,005	2,909

Total Current Liabilities	476,267	525,248
Long-term capital lease obligations	23,720	21,947
Deferred income taxes	42,046	40,581
Tax contingencies	32,343	34,179
Contingent consideration	—	43,745
Deferred credits and other long-term liabilities	17,803	21,169

Total Liabilities	592,179	686,869

Redeemable non-controlling interest	10,554	8,555
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2013 and June 30, 2014—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2013 and June 30, 2014—Issued and outstanding—47,351 shares and 27,616 shares at December 31, 2013, respectively, and 49,688 and 28,816 shares at June 30, 2014, respectively	474	497
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2013 and June 30, 2014—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	922,325	973,611
Retained earnings	1,100,493	1,131,199
Accumulated other comprehensive (loss) income	(93)	20
Ordinary common stock in treasury, at cost, 19,735 shares and 20,872 shares at December 31, 2013 and June 30, 2014, respectively	(866,714)	(934,063)

Total Stockholders' Equity	1,156,485	1,171,264

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$1,759,218	$1,866,688

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net revenue:
Managed care and other	$746,720	$682,274	$1,469,309	$1,511,865
PBM and dispensing	96,028	205,740	195,200	342,624

Total net revenue	842,748	888,014	1,664,509	1,854,489

Cost and expenses:
Cost of care	537,630	481,617	1,062,657	1,087,325
Cost of goods sold	90,175	192,566	183,687	317,864
Direct service costs and other operating expenses(1)	144,497	179,034	284,124	343,756
Depreciation and amortization	16,946	22,480	33,116	42,709
Interest expense	792	2,004	1,402	2,840
Interest income	(358)	(275)	(711)	(586)

Total costs and expenses	789,682	877,426	1,564,275	1,793,908

Income before income taxes	53,066	10,588	100,234	60,581
Provision for income taxes	21,586	6,261	40,696	31,874

Net income	31,480	4,327	59,538	28,707
Less: net income (loss) attributable to non-controlling interest	—	(659)	—	(1,999)

Net income attributable to Magellan Health, Inc.	$31,480	$4,986	$59,538	$30,706

Net income per common share attributable to Magellan Health, Inc.:
Basic (See Note B)	$1.17	$0.18	$2.21	$1.13
Diluted (See Note B)	$1.15	$0.18	$2.17	$1.10

(1)
Includes stock compensation expense of $4,602 and $9,550 for the three months ended June 30, 2013 and 2014, respectively, and $10,240 and $14,022 for the six months ended June 30, 2013 and 2014, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net income	$31,480	$4,327	$59,538	$28,707
Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities(1)	(70)	70	(147)	113

Comprehensive income	31,410	4,397	59,391	28,820
Less: comprehensive income (loss) attributable to non-controlling interest	—	(659)	—	(1,999)

Comprehensive income attributable to Magellan Health, Inc.	$31,410	$5,056	$59,391	$30,819

(1)
Net of income tax (benefit) provision of $(47) and $46 for the three months ended June 30, 2013 and 2014, respectively, and $(99) and $75 for the six months ended June 30, 2013 and 2014, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2013	2014
Cash flows from operating activities:
Net income	$59,538	$28,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,116	42,709
Non-cash interest expense	368	1,572
Non-cash stock compensation expense	10,240	14,022
Non-cash income tax expense (benefit)	1,335	(1,558)
Non-cash amortization on investments	4,884	2,653
Realized loss on sale of investments	—	50
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	37,086	69,383
Accounts receivable, net	(27,361)	(15,752)
Pharmaceutical inventory	(4,150)	5,332
Other assets	(8,281)	(27,675)
Accounts payable and accrued liabilities	(29,643)	(5,434)
Medical claims payable and other medical liabilities	6,384	18,657
Tax contingencies	1,349	1,164
Deferred credits and other long-term liabilities	373	3,366
Other	1,671	(145)

Net cash provided by operating activities	86,909	137,051

Cash flows from investing activities:
Capital expenditures	(27,035)	(32,007)
Acquisitions and investments in businesses, net of cash acquired	(7,900)	(124,995)
Purchase of investments	(165,372)	(112,088)
Maturity of investments	139,068	146,532

Net cash used in investing activities	(61,239)	(122,558)

Cash flows from financing activities:
Payments to acquire treasury stock	(49,462)	(65,254)
Proceeds from exercise of stock options and warrants	16,110	34,197
Payments on capital lease obligations	(1,816)	(2,087)
Other	(747)	1,241

Net cash used in financing activities	(35,915)	(31,903)

Net decrease in cash and cash equivalents	(10,245)	(17,410)
Cash and cash equivalents at beginning of period	189,464	203,187

Cash and cash equivalents at end of period	$179,219	$185,777

Supplemental cash flow data:
Non-cash investing activites:
Property and equipment acquired under capital leases	$29,323	$216

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on this Form 10-Q. Other than as described in Note G—"Subsequent Events", the Company did not have any material recognizable events during the period.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2013 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2014.

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans, managed care organizations ("MCOs"), insurance companies, employers, labor unions, various military and governmental agencies, third party administrators, consultants and brokers. The Company's business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

        The Company's integrated management of physical and behavioral healthcare includes its full service health plans which provide for the holistic management of special populations. These special populations include individuals with serious mental illness, dual eligibles, those eligible for long term care and other populations with unique and often complex healthcare needs.

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

        The managed healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    The Managed Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans, insurance companies and MCOs for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, military and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Management's services include (i) traditional pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, the Company had a subcontract arrangement to provide PBM services on a risk basis for one of Public Sector's customers, which terminated on March 31, 2014.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and the Affordable Care Act ("ACA"), as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The Company is currently pursuing rate adjustments to cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has a state public sector customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. As of June 30, 2014, the Company has obtained signed commitments from four of its customers to recover the economic impact of the ACA fees. For 2014, the projected ACA fee is currently estimated to be $21.3 million and is included in accrued liabilities in the consolidated balance sheets. Of this amount $5.6 million and $10.7 million was expensed in the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

three and six months ended June 30, 2014, respectively, which is included in direct service costs and other operating expenses in the consolidated statements of income. The Company has recorded revenues of $10.9 million and $14.1 million in the three and six months ended June 30, 2014, respectively, associated with the accrual for the reimbursement of the economic impact of the ACA fees from its customers. Of the revenues recorded in the three months ended June 30, 2014, $4.8 million are associated with the three months ended March 31, 2014, due to signed commitments obtained in the three months ended June 30, 2014.

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

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. This ASU is effective for calendar years beginning after December 15, 2016. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operation, financial position, and cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12), which revises the accounting treatment for stock compensation tied to performance targets. This ASU is effective for calendar years beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, contingent consideration, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $654.6 million and $1,284.3 million for the three and six months ended June 30, 2013, respectively, and $595.1 million and $1,323.9 million for the three and six months ended June 30, 2014, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to ACA fees billed on a cost reimbursement basis. Revenues from these contracts approximated $51.0 million and $100.3 million for the three and six months ended June 30, 2013, respectively, and $73.0 million and $132.7 million for the three and six months ended June 30, 2014, respectively.

        Block Grant Revenues.    The Maricopa Contract (as defined below) was partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $31.4 million and $64.6 million for the three and six months ended June 30, 2013, respectively, and $0.0 million and $33.0 million for the three and six months ended June 30, 2014, respectively.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $1.5 million and $3.4 million for the three and six months ended June 30, 2013, respectively, and $2.4 million and $5.4 million for the three and six months ended June 30, 2014, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues were $8.1 million and $16.8 million for the three

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

and six months ended June 30, 2013, respectively, and $9.2 million and $13.3 million for the three and six months ended June 30, 2014, respectively.

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

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues were $5.5 million and $10.5 million for the three and six months ended June 30, 2013, respectively, and $146.3 million and $227.5 million for the three and six months ended June 30, 2014, respectively. The increase mainly relates to the October 1, 2013 acquisition of Partners Rx Management, LLC ("Partners Rx").

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $90.6 million and $184.7 million for the three and six months ended June 30, 2013, respectively, and $59.4 million and $115.1 million for the three and six months ended June 30, 2014, respectively.

Significant Customers

  Consolidated Company

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RBHA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract terminated on March 31, 2014. The

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

Maricopa Contract generated net revenues of $367.2 million and $209.5 million for the six months ended June 30, 2013 and 2014, respectively.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2013 and 2014 (in thousands):

Segment	Term Date	2013		2014
Commercial
Customer A	June 30, 2014(1)	$103,460		$110,492
Customer B	December 31, 2019	70,919		90,923
Customer C	August 14, 2017	29,537	*	47,769
Customer D	December 14, 2013(1)	38,776		—
Public Sector
Customer E	June 30, 2015	129,471		213,000
Specialty Solutions
Customer E	December 31, 2015	60,602		69,988
Customer F	June 30, 2016(2)	30,580		26,515
Customer G	July 31, 2015	32,708		34,901
Customer A	November 30, 2016	1,154	*	26,577
Customer H	January 31, 2016	22,230		24,593
Pharmacy Management
Customer I	November 30, 2014 to December 31, 2014(3)	65,335		60,972
Customer J	December 31, 2013(4)	43,274		1,267	*
Customer K	March 31, 2014(1)(5)	31,466		18,055	*

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The contract has terminated.

(2)
This contract transitioned from risk to ASO based services effective July 1, 2014.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $178.0 million and $179.0 million for the six months ended June 30, 2013 and 2014, respectively.

        In addition, the Company has a significant concentration of business with the State of Florida. The Company currently has behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. The State of Florida is implementing a new system of mandated managed care through which Medicaid enrollees will receive integrated healthcare services, and by July 31, 2014 it will phase out the behavioral healthcare programs under which the Florida Areas' contracts operate. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program. Net revenues from the State of Florida in the aggregate totaled $66.3 million and $56.5 million for the six months ended June 30, 2013 and 2014, respectively.

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

Fair Value Measurements

        The Company has certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

          Level 3—Unobservable inputs that reflect the Company's assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company's data.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's assets and liabilities that are required to be measured at fair value as of December 31, 2013 and June 30, 2014 (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$—	$101,028	$—	$101,028
Restricted cash(2)	—	128,318	—	128,318
Investments:
U.S. government and agency securities	1,129	—	—	1,129
Obligations of government-sponsored enterprises(3)	—	8,440	—	8,440
Corporate debt securities	—	198,594	—	198,594
Certificates of deposit	—	150	—	150

Total assets held at fair value	$1,129	$436,530	$—	$437,659

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(4)	$—	$72,729	$—	$72,729
Restricted cash(5)	—	71,911	—	71,911
Investments:
U.S. government and agency securities	2,078	—	—	2,078
Obligations of government-sponsored enterprises(3)	—	8,707	—	8,707
Corporate debt securities	—	159,420	—	159,420
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$2,078	$313,917	$—	$315,995

Liabilities
Contingent consideration	$—	$—	$46,982	$46,982

Total liabilities held at fair value	$—	$—	$46,982	$46,982

(1)
Excludes $102.2 million of cash held in bank accounts by the Company.

(2)
Excludes $108.4 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $113.0 million of cash held in bank accounts by the Company.

(5)
Excludes $95.4 million of restricted cash held in bank accounts by the Company.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

        For the six months ended June 30, 2014, the Company has not transferred any assets between fair value measurement levels.

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value.

        The contingent consideration liability reflects the fair values of potential future payments related to the CDMI, LLC ("CDMI") acquisition. The CDMI purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion, and gross profit milestones through December 31, 2016. The fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, and projected revenues, gross profits, and client base. The projected revenues, gross profits, and client base are derived from the Company's latest internal operational forecasts. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates, or projected payment dates may result in a change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurement guidance.

        The following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of 14.5 percent; (ii) probabilities of payment of 0.2 percent to 75.9 percent; and (iii) projected payment dates of 2015 to 2017. As of the acquisition date, the Company estimated undiscounted future contingent payments of $61.7 million. As of June 30, 2014 the fair value of the contingent consideration was $47.0 million and is included in accrued liabilities and contingent liabilities in the consolidated balance sheet. The change in the present value of the contingent consideration was $1.2 million for the three months and six months ended June 30, 2014 and was recorded as interest expense in the consolidated statements of income.

        The following table summarizes the Company's liability for contingent consideration:

June 30, 2014
Balance as of beginning of period	$—
Acquisition of CDMI	45,778
Interest accretion	1,204

Balance as of end of period	$46,982

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in the consolidated statements of income and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.

        As of December 31, 2013 and June 30, 2014, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company recognized a $0.1 million loss on the sale of investments. The following is a summary of short-term and long-term investments at December 31, 2013 and June 30, 2014 (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$1,129	$—	$—	$1,129
Obligations of government-sponsored enterprises(1)	8,441	2	(3)	8,440
Corporate debt securities	198,748	18	(172)	198,594
Certificates of deposit	150	—	—	150

Total investments at December 31, 2013	$208,468	$20	$(175)	$208,313

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$2,078	$1	$(1)	$2,078
Obligations of government-sponsored enterprises(1)	8,707	2	(2)	8,707
Corporate debt securities	159,387	64	(31)	159,420
Certificates of deposit	1,150	—	—	1,150

Total investments at June 30, 2014	$171,322	$67	$(34)	$171,355

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of June 30, 2014 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2014	$97,491	$97,489
2015	69,149	69,186
2016	4,682	4,680

Total investments at June 30, 2014	$171,322	$171,355

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

Income Taxes

        The Company's effective income tax rates were 40.6 percent and 52.6 percent for the six months ended June 30, 2013 and 2014, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2013 is lower than the effective rate for the six months ended June 30, 2014 mainly due to the non-deductible ACA fees and valuations allowances for certain deferred tax assets.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various states and local jurisdictions. With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2010.

Stock Compensation

        At December 31, 2013 and June 30, 2014, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company recorded stock compensation expense of $4.6 million and $10.2 million for the three and six months ended June 30, 2013 and $9.5 million and $14.0 million for the three and six months ended June 30, 2014, respectively. Stock compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2013 and 2014 has been reduced for forfeitures, estimated at four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2014 was $13.61 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 26.20 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the six months ended June 30, 2013 and 2014, $0.5 million and $2.4 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the six months ended June 30, 2013, the net change to additional paid in capital related to tax benefits (deficiencies) was $(0.1) million, which includes $(0.6) million of excess tax deficiencies offset by the $0.5 million of excess tax benefits. For the six months ended June 30, 2014, the net change to additional paid in capital related to tax benefits (deficiencies) was $2.1 million, which includes the $2.4 million of excess tax benefits offset by $(0.3) million of excess tax deficiencies.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the six months ended June 30, 2014 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,010,146	$47.23
Granted	654,636	60.22
Forfeited	(137,472)	52.91
Exercised	(813,867)	44.54

Outstanding, end of period	3,713,443	$49.90

Vested and expected to vest at end of period	3,670,859	$49.83

Exercisable, end of period	2,037,633	$46.00

        All of the Company's options granted during the six months ended June 30, 2014 vest ratably on each anniversary date over the three years subsequent to grant. All options granted during the six months ended June 30, 2014 have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards for the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	192,165	$56.59
Awarded(1)	1,448,674	57.74
Vested	(16,569)	52.82
Forfeited	—	—

Outstanding, ending of period	1,624,270	$57.65

(1)
Includes 1,433,946 shares associated with the CDMI acquisition.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units ("RSUs") for the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	194,913	$50.21
Awarded	76,306	60.39
Vested	(90,177)	49.55
Forfeited	(11,293)	54.05

Outstanding, ending of period	169,749	$54.88

        RSAs generally vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant, assuming that the associated performance hurdle(s) for that vesting year are met.

Long Term Debt and Capital Lease Obligations

        On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). Citibank, N.A., has assigned a portion of its interest in the 2011 Credit Facility to Bank of Tokyo. The 2011 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility will mature on December 9, 2014.

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

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). See Note G—"Subsequent Events" for more information on the 2014 Credit Facility.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

        There were $26.7 million and $24.9 million of capital lease obligations at December 31, 2013 and June 30, 2014, respectively. The Company had $33.7 million and $32.9 million of letters of credit outstanding at December 31, 2013 and June 30, 2014, respectively, and no revolving loan borrowings at December 31, 2013 or June 30, 2014.

Goodwill

        The Company is required to test its goodwill for impairment on at least an annual basis and more frequently if indicators of impairment exist. The Company has selected October 1 as the date of its annual impairment test. Goodwill for each of the Company's reporting units at December 31, 2013 and June 30, 2014 were as follows (in thousands):

	December 31, 2013	June 30, 2014
Health Plan	$120,485	$120,485
Specialty Solutions	104,549	104,549
Pharmacy Management	242,290	311,512
Public Sector	20,882	20,879

Total	$488,206	$557,425

        The changes in the carry amount of goodwill for the year ended December 31, 2013 and the six months ended June 30, 2014 are reflected in the table below (in thousands):

	December 31, 2013	June 30, 2014
Balance as of beginning of period	$426,939	$488,206
Acquisition of Partners Rx(1)	40,385	254
Acquisition of AlphaCare Holdings(1)	20,882	(3)
Acquisition of CDMI	—	68,968

Balance as of end of period	$488,206	$557,425

(1)
Activity for the period ended June 30, 2014 represents measurement period adjustments.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

Intangible Assets

        The following is a summary of intangible assets at December 31, 2013 and June 30, 2014, and the estimated useful lives for such assets (in thousands):

	December 31, 2013
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2.5 to 18 years	$163,990	$(100,482)	$63,508
Provider networks and other	1 to 16 years	11,593	(5,407)	6,186

		$175,583	$(105,889)	$69,694

	June 30, 2014
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2.5 to 18 years	$249,290	$(109,407)	$139,883
Provider networks and other	1 to 16 years	13,193	(6,091)	7,102

		$262,483	$(115,498)	$146,985

        Amortization expense was $2.3 million and $4.6 million for the three and six months ended June 30, 2013, respectively, and $5.7 million and $9.6 million for the three and six months ended June 30, 2014, respectively. The Company estimates amortization expense will be $22.8 million, $25.0 million, $20.7 million, $16.9 million and $15.4 million for the years ended December 31, 2014, 2015, 2016, 2017, and 2018, respectively.

Redeemable Non-Controlling Interest

        On December 31, 2013, the Company acquired a 65% equity interest in AlphaCare Holdings, Inc. ("AlphaCare Holdings"). The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50 percent of the remaining shares prior to January 1, 2017 provided certain membership levels are attained. After December 31, 2016 the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016 the Company has the right to purchase all remaining shares. Non-controlling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable non-controlling interest. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. The Company recorded $10.6 million of redeemable non-controlling interest in relation to the acquisition. The carrying value of the non-controlling interest as of June 30, 2014 was $8.6 million. The $2.0 million reduction in carrying

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE A—General (Continued)

value for the six months ended June 30, 2014 is a result of operating losses. The Company recognizes changes in the redemption value on a quarterly basis and adjusts the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of June 30, 2014 the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

        The following tables reconcile income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Numerator:
Net income attributable to Magellan Health, Inc.	$31,480	$4,986	$59,538	$30,706

Denominator:
Weighted average number of common shares outstanding—basic	26,829	27,144	26,968	27,257
Common stock equivalents—stock options	497	554	482	574
Common stock equivalents—restricted stock	10	66	14	49
Common stock equivalents—restricted stock units	—	—	26	27
Common stock equivalents—employee stock purchase plan	2	1	2	1

Weighted average number of common shares outstanding—diluted	27,338	27,765	27,492	27,908

Net income attributable to Magellan Health, Inc. per common share—basic	$1.17	$0.18	$2.21	$1.13

Net income attributable to Magellan Health, Inc. per common share—diluted	$1.15	$0.18	$2.17	$1.10

        The weighted average number of common shares outstanding for the three and six months ended June 30, 2013 and 2014 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2013 and 2014 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, and stock purchased under the Employee Stock Purchase Plan.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc. (Continued)

        The Company had additional potential dilutive securities outstanding representing 1.2 million and 1.9 million options for the three and six months ended June 30, 2013, respectively, and 0.7 million and 0.5 million for the three and six months ended June 30, 2014, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on segment profit attributable to Magellan shareholders, which is defined as income before taxes, excluding stock compensation expense, non-controlling interest segment profit (loss), depreciation and amortization, interest expense, interest income, gain on sale of assets, and special charges or benefits ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Public Sector subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Public Sector's customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company's employees covered under its medical plan. As such, revenue, cost of care, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company's segments are defined above.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2013
Managed care and other revenue	$199,538	$414,859	$92,715	$55,829	$(16,221)	$746,720
PBM and dispensing revenue	—	—	—	96,028	—	96,028
Cost of care	(123,227)	(357,402)	(58,742)	(14,480)	16,221	(537,630)
Cost of goods sold	—	—	—	(90,175)	—	(90,175)
Direct service costs and other	(41,399)	(28,934)	(13,863)	(31,374)	(28,927)	(144,497)
Stock compensation expense(1)	133	267	457	380	3,365	4,602

Segment profit (loss)	$35,045	$28,790	$20,567	$16,208	$(25,562)	$75,048

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2014
Managed care and other revenue	$198,025	$319,954	$119,326	$44,969	$—	$682,274
PBM and dispensing revenue	—	—	—	209,265	(3,525)	205,740
Cost of care	(116,852)	(275,108)	(89,753)	96	—	(481,617)
Cost of goods sold	—	—	—	(196,080)	3,514	(192,566)
Direct service costs and other	(42,530)	(45,391)	(17,897)	(41,605)	(31,611)	(179,034)
Stock compensation expense(1)	157	230	354	5,556	3,253	9,550
Less: non-controlling interest segment profit (loss)(2)	—	(648)	—	—	—	(648)

Segment profit (loss)	$38,800	$333	$12,030	$22,201	$(28,369)	$44,995

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2013
Managed care and other revenue	$387,375	$821,479	$182,993	$108,928	$(31,466)	$1,469,309
PBM and dispensing revenue	—	—	—	195,200	—	195,200
Cost of care	(236,498)	(712,781)	(116,809)	(28,035)	31,466	(1,062,657)
Cost of goods sold	—	—	—	(183,687)	—	(183,687)
Direct service costs and other	(82,791)	(54,577)	(27,234)	(60,935)	(58,587)	(284,124)
Stock compensation expense(1)	266	574	891	700	7,809	10,240

Segment profit (loss)	$68,352	$54,695	$39,841	$32,171	$(50,778)	$144,281

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2014
Managed care and other revenue	$386,916	$817,897	$224,760	$100,347	$(18,055)	$1,511,865
PBM and dispensing revenue	—	—	—	348,889	(6,265)	342,624
Cost of care	(228,054)	(697,626)	(163,405)	(16,295)	18,055	(1,087,325)
Cost of goods sold	—	—	—	(324,111)	6,247	(317,864)
Direct service costs and other	(82,806)	(88,349)	(33,038)	(77,156)	(62,407)	(343,756)
Stock compensation expense(1)	312	504	768	5,859	6,579	14,022
Less: non-controlling interest segment profit (loss)(2)	—	(1,978)	—	—	—	(1,978)

Segment profit (loss)	$76,368	$34,404	$29,085	$37,533	$(55,846)	$121,544

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Segment profit	$75,048	$44,995	$144,281	$121,544
Stock compensation expense	(4,602)	(9,550)	(10,240)	(14,022)
Non-controlling interest segment profit (loss)	—	(648)	—	(1,978)
Depreciation and amortization	(16,946)	(22,480)	(33,116)	(42,709)
Interest expense	(792)	(2,004)	(1,402)	(2,840)
Interest income	358	275	711	586

Income before income taxes	$53,066	$10,588	$100,234	$60,581

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following tables summarize those assets that are used in the operations of each segment. The remainder of the Company's assets cannot be specifically identified by segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2013
Restricted cash	$25,107	$196,651	$—	$—	$14,938	$236,696
Net accounts receivable	50,407	62,977	7,368	115,527	1,906	238,185
Investments	16,491	92,966	—	—	98,856	208,313
Pharmaceutical inventory	—	—	—	49,609	—	49,609
Goodwill	120,485	20,882	104,549	242,290	—	488,206
Other intangible assets, net	3,513	4,590	3,686	57,905	—	69,694

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2014
Restricted cash	$11,630	$148,316	$—	$—	$7,367	$167,313
Net accounts receivable	52,625	71,993	9,839	160,916	6,496	301,869
Investments	35,838	129,575	—	—	5,942	171,355
Pharmaceutical inventory	—	—	—	44,277	—	44,277
Goodwill	120,485	20,879	104,549	311,512	—	557,425
Other intangible assets, net	2,772	6,831	3,012	134,370	—	146,985

NOTE D—Non-GAAP Measures

        The Company reports its financial results in accordance with GAAP, however the Company's management also assesses business performance and makes business decisions regarding the Company's operations using certain non-GAAP measures. In addition to Segment Profit, as defined in Note C—"Business Segment Information", the Company also uses adjusted net income attributable to Magellan Health, Inc. ("Adjusted Net Income") and adjusted net income per common share attributable to Magellan Health, Inc. on a diluted basis ("Adjusted EPS"). Adjusted Net Income and Adjusted EPS reflect certain adjustments made for acquisitions completed after January 1, 2013 to exclude non-cash stock compensation expense resulting from restricted stock purchases by sellers as well as amortization of identified acquisition intangibles. The Company believes these non-GAAP measures provide a more useful comparison of the Company's underlying business performance from period to period and is more representative of the earnings capacity of the Company. Non-GAAP financial measures we disclose, such as Segment Profit, Adjusted Net Income, and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE D—Non-GAAP Measures (Continued)

        The following table reconciles Adjusted Net Income to net income attributable to Magellan Health, Inc. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Adjusted Net Income	$31,480	$11,030	$59,538	$38,336
Adjusted for acquisitions starting in 2013
Amortization of acquired intangibles	—	(3,426)	—	(5,059)
Stock compensation relating to acquisitions	—	(6,373)	—	(7,311)
Tax impact	—	3,755	—	4,740

Net income attributable to Magellan Health, Inc.	$31,480	$4,986	$59,538	$30,706

        The following table reconciles Adjusted EPS to net income per common share attributable to Magellan Health, Inc.—diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Adjusted EPS	$1.15	$0.39	$2.17	$1.37
Adjusted for acquisitions starting in 2013
Amortization of acquired intangibles	—	(0.12)	—	(0.18)
Stock compensation relating to acquisitions	—	(0.23)	—	(0.26)
Tax impact	—	0.14	—	0.17

Net income per common share attributable to Magellan Health, Inc.—Diluted	$1.15	$0.18	$2.17	$1.10

NOTE E—Commitments and Contingencies

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

        The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE E—Commitments and Contingencies (Continued)

asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance in this regard.

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

        Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 11, 2011 - December 31, 2011	671,776	$48.72	$32.7
January 1, 2012 - December 31, 2012	459,252	50.27	23.1
January 1, 2013 - December 31, 2013	1,159,871	51.83	60.1
January 1, 2014 - June 30, 2014	1,137,037	59.20	67.3

	3,427,936		$183.2

        During the period from July 1, 2014 through July 21, 2014, the Company made additional open market purchases of 223,821 shares of the Company's common stock at an aggregate cost of $14.0 million (excluding broker commissions).

Restructuring Activities

        As a result of restructuring activities initiated in 2013, the Company recorded liabilities for employee termination costs. The restructuring activities initiated in 2013 were related to contract terminations and organizational changes made in an effort to improve the Company's ability to execute

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE E—Commitments and Contingencies (Continued)

its strategy. The Company anticipates additional restructuring costs in 2014 associated with lease termination and exit costs of $1.0 million. The additional projected restructuring costs are associated with the Commercial segment. For the six months ended June 30, 2014, the Company incurred $1.1 million of employee termination costs and $1.2 million of lease termination and exit costs. The restructuring costs incurred by segment were Public Sector $1.5 million, Commercial $0.7 million and Corporate $0.1 million. As of June 30, 2014, the Company incurred cumulative restructuring costs of $17.6 million related to 2013 initiatives. As of June 30, 2014, the cumulative restructuring costs incurred by segment were Public Sector $8.3 million, Commercial $5.4 million, and Corporate $3.9 million. Restructuring costs are included in direct service costs and other operating expenses in the consolidated statements of income.

        The following table summarizes the activity related to the restructuring liabilities for the six months ended June 30, 2014, by reportable segment (in thousands):

	Commercial	Public Sector	Corporate	Consolidated
Liability for employee termination costs at December 31, 2013	$4,744	$4,296	$3,429	$12,469
Additions	738	653	123	1,514
Payments	(168)	(1,813)	(1,964)	(3,945)
Liability released	—	(377)	(20)	(397)

Liability for employee termination costs at June 30, 2014	$5,314	$2,759	$1,568	$9,641

NOTE F—Acquisitions

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

        During the six months ended June 30, 2014, the Company made a measurement period adjustment of $0.3 million to decrease the deferred tax liability related to the Partners Rx acquisition.

        As of June 30, 2014, settlement of the working capital and certain contractual liabilities remain open and therefore are subject to further estimation. In addition, the amount recognized for deferred tax assets may be impacted by the determination of these items. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE F—Acquisitions (Continued)

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

        The Company previously held a 7% equity interest in AlphaCare through an equity investment of $2.0 million in preferred membership units of AlphaCare's previous holding company, AlphaCare Holdings, LLC on May 17, 2013. The Company also previously loaned $5.9 million to AlphaCare Holdings, LLC. As part of the AlphaCare Agreement, AlphaCare Holdings, LLC was reorganized into a Delaware corporation, the preferred membership units and the loan were converted into Series A Participating Preferred Stock ("AlphaCare Series A Preferred") of AlphaCare Holdings and the Company purchased an additional $17.4 million of AlphaCare Series A Preferred. The Company holds a 65% voting interest in AlphaCare Holdings.

        Based on the Company's 65% equity and voting interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Public Sector segment.

        During the six months ended June 30, 2014, the Company made net retrospective adjustments to provisional amounts related to the AlphaCare Holdings acquisition that were recognized at the acquisition date that, if known, would have affected the measurement amounts recognized as of that date.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE F—Acquisitions (Continued)

        The estimated fair values of AlphaCare Holdings assets acquired and liabilities assumed at the date of acquisition are summarized as follows (in thousands):

	Initial Amounts Recognized at Acquisition Date(1)	Measurement Period Adjustments(2)	Current Amounts Recognized at Acquisition Date
Assets acquired:
Current assets (includes $6,249 of cash and $7,900 of restricted cash)	$14,766	$(548)	$14,218
Property and equipment, net	310	(39)	271
Other assets	475	66	541
Other identified intangible assets	4,590	2,600	7,190
Goodwill	20,882	(3)	20,879

Total assets acquired	41,023	2,076	43,099

Liabilities assumed:
Current liabilities	3,139	1,039	4,178
Deferred tax liabilities	1,830	1,037	2,867

Total liabilities assumed	4,969	2,076	7,045

Net assets acquired	36,054	—	36,054
Less: net assets attributable to noncontrolling interest	(10,554)	—	(10,554)

Net consideration	$25,500	$—	$25,500

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

Acquisition of CDMI, LLC

        Pursuant to the March 31, 2014 purchase agreement (the "CDMI Agreement") with CDMI, LLC ("CDMI") on April 30, 2014 the Company acquired all of the outstanding equity interests of CDMI. CDMI provides a range of clinical consulting programs and negotiates and administers drug rebates for managed care organizations and other customers. As consideration for the transaction, the Company paid a base price of $205.0 million in cash, subject to working capital adjustments. Pursuant to the CDMI Agreement, the sellers and certain key management of CDMI purchased a total of $80.0 million in Magellan restricted common stock, which will generally vest over a 42-month period, conditioned upon certain employment and performance targets. In addition to the base purchase price, the CDMI Agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion, and gross profit milestones through December 31, 2016.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE F—Acquisitions (Continued)

        The Company reports the results of operations of CDMI within its Pharmacy Management segment. The consolidated statements of income include total revenues and Segment Profit from CDMI of $6.9 million and $5.8 million for the two months subsequent to the acquisition.

        The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $84.3 million, consisting of customer contracts in the amount of $82.7 million, which is being amortized over 8 years, non-compete agreements in the amount of $1.2 million, which is being amortized over 6.5 years and tradename in the amount of $0.4 million, which is being amortized over 20 months. The entire excess purchase price over tangible net assets acquired is amortizable for tax purposes, although the Company's effective rate will not be impacted by the tax amortization.

        The estimated fair values of CDMI assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes $41,998 of accounts receivable)	$42,100
Property and equipment, net	457
Other assets	9
Other identified intangible assets	84,300
Goodwill	68,968

Total assets acquired	195,834

Liabilities assumed:
Current liabilities	29,483
Contingent consideration	45,778

Total liabilities assumed	75,261

Net assets acquired	$120,573

        As of June 30, 2013 the Company established a working capital receivable of $4.4 million that was reflected as a reduction to goodwill.

        The fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, and projected revenues, gross profits, and client base. The projected revenues, gross profits, and client base are derived from the Company's latest internal operational forecasts. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates, or projected payment dates may result in change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income. As of the acquisition date, the Company estimated undiscounted future contingent payments of $61.7 million. As of June 30, 2014 the fair value of the contingent consideration was $47.0 million and is included in accrued liabilities and contingent liabilities in the consolidated balance sheet. The change in the present value of the contingent consideration was

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE F—Acquisitions (Continued)

$1.2 million for the three months and six months ended June 30, 2014 and was recorded as interest expense in the consolidated statements of income.

        The Company's estimated fair values of CDMI assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed below, are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

        In connection with the CDMI acquisition, the Company incurred $1.2 million of acquisition related costs that were expensed during the six months ended June 30, 2014. These costs are included within direct service costs and other operating expenses in the accompanying consolidated statements of income.

Pro Forma Financial Information

        The following unaudited supplemental pro forma information represents the Company's consolidated results of operations for the three and six months ended June 30, 2013 as if the acquisition of CDMI had occurred on January 1, 2013, and for the three and six months ended June 30, 2014 as if the acquisition of CDMI had occurred on January 1, 2014, in all cases after giving effect to certain adjustments including interest income, depreciation and amortization, and stock compensation expense.

        Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of CDMI occurred on January 1, 2013 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net revenue	$852,870	$891,241	$1,683,418	$1,866,082
Net income	29,122	2,523	54,369	22,834
Income per common share attributable to Magellan Health, Inc.:
Basic	$1.09	$0.09	$2.02	$0.84
Diluted	$1.07	$0.09	$1.98	$0.81

NOTE G—Subsequent Events

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). At such point, the 2011 Credit Facility was terminated. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE G—Subsequent Events (Continued)

July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period. The term loan is also subject to certain quarterly amortization payments.

        Under the 2014 Credit Facility, the annual interest rate on revolving and term loan borrowings is equal to (i) in the case of base rate loans, the sum of a borrowing margin of 0.50 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00 percent, or (ii) in the case of Eurodollar rate loans, the sum of a borrowing margin of 1.50 percent plus the Eurodollar rate for the selected interest period, which rates shall be adjusted from time to time based on the Company's total leverage ratio. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. Letters of credit issued bear interest at the rate of 1.625 percent. The commitment commission on the 2014 Credit Facility is 0.20 percent of the unused Revolving Loan Commitment, which rate shall be adjusted from time to time based on the Company's total leverage ratio.

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

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans, MCOs, insurance companies, employers, labor unions, various military and governmental agencies, third party administrators, consultants and brokers. The Company's business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

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

        The Company's integrated management of physical and behavioral healthcare includes its full service health plans which provide for the holistic management of special populations. These special populations include individuals with serious mental illness, dual eligibles, those eligible for long term care and other populations with unique and often complex healthcare needs.

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

        The managed healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    Commercial generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans, insurance companies and MCOs for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, military and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of June 30, 2014, Commercial's covered lives were 4.1 million, 15.7 million and 13.0 million for risk-based, ASO and EAP products, respectively. For the six months ended June 30, 2014, Commercial's revenue was $235.0 million, $65.0 million and $86.9 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    Public Sector generally reflects: (i) the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies, and (ii) the integrated management of physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of June 30, 2014, Public Sector's covered lives were 1.5 million and 1.8 million for risk-based and ASO products, respectively. For the six months ended June 30, 2014, Public Sector's revenue was $789.9 million and $28.0 million for risk-based and ASO products, respectively.

Specialty Solutions

        Specialty Solutions generally reflects the management of the delivery of diagnostic imaging (radiology benefits management or "RBM") and a variety of other specialty areas such as radiation oncology, obstetrical ultrasound, cardiology and musculoskeletal management to ensure that such services are clinically appropriate and cost effective. The Company's Specialty Solutions services are currently provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its Specialty Solutions services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the services. As of June 30, 2014, covered lives for Specialty Solutions were 6.8 million and 13.5 million for risk-based and ASO products, respectively. For the six months ended June 30, 2014, revenue for Specialty Solutions was $203.1 million and $21.7 million for risk-based and ASO products, respectively.

Pharmacy Management

        Pharmacy Management comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Management's services include (i) traditional PBM services; (ii) PBA for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of drugs that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, the Company had a subcontract arrangement to provide PBM services on a risk basis for one of Public Sector's customers, which terminated on March 31, 2014.

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and FFS arrangements. During the six months ended June 30, 2014, Pharmacy Management paid 3.6 million adjusted commercial network claims in the Company's PBM business. As of June 30, 2014, the Company had a generic dispensing rate of 83.6 percent within its commercial PBM business. In addition, during the six months ended June 30, 2014, the Company paid 36.2 million adjusted PBA claims and 47.6 thousand specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. In addition, as of June 30, 2014, Pharmacy Management served 0.5 million commercial PBM members, 9.8 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RBHA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract terminated on March 31, 2014. The Maricopa Contract generated net revenues of $367.2 million and $209.5 million for the six months ended June 30, 2013 and 2014, respectively.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended June 30, 2013 and 2014 (in thousands):

Segment	Term Date	2013		2014
Commercial
Customer A	June 30, 2014(1)	$103,460		$110,492
Customer B	December 31, 2019	70,919		90,923
Customer C	August 14, 2017	29,537	*	47,769
Customer D	December 14, 2013(1)	38,776		—
Public Sector
Customer E	June 30, 2015	129,471		213,000
Specialty Solutions
Customer E	December 31, 2015	60,602		69,988
Customer F	June 30, 2016(2)	30,580		26,515
Customer G	July 31, 2015	32,708		34,901
Customer A	November 30, 2016	1,154	*	26,577
Customer H	January 31, 2016	22,230		24,593
Pharmacy Management
Customer I	November 30, 2014 to December 31, 2014(3)	65,335		60,972
Customer J	December 31, 2013(4)	43,274		1,267	*
Customer K	March 31, 2014(1)(5)	31,466		18,055	*

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The contract has terminated.

(2)
This contract transitioned from risk to ASO based services effective July 1, 2014.

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

Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $178.0 million and $179.0 million for the six months ended June 30, 2013 and 2014, respectively.

        In addition, the Company has a significant concentration of business with the State of Florida. The Company currently has behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. The State of Florida is implementing a new system of mandated managed care through which Medicaid enrollees will receive integrated healthcare services, and it will phase out the behavioral healthcare programs under which the Florida Areas' contracts operate by July 31, 2014. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program. Net revenues from the State of Florida in the aggregate totaled $66.3 million and $56.5 million for the six months ended June 30, 2013 and 2014, respectively.

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

Income Taxes

        The Company's effective income tax rates were 40.6 percent and 52.6 percent for the six months ended June 30, 2013 and 2014, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2013 is lower than the effective rate for the six months ended June 30, 2014 mainly due to the non-deductible ACA fees and valuations allowances for certain deferred tax assets.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2013
Managed care and other revenue	$199,538	$414,859	$92,715	$55,829	$(16,221)	$746,720
PBM and dispensing revenue	—	—	—	96,028	—	96,028
Cost of care	(123,227)	(357,402)	(58,742)	(14,480)	16,221	(537,630)
Cost of goods sold	—	—	—	(90,175)	—	(90,175)
Direct service costs and other	(41,399)	(28,934)	(13,863)	(31,374)	(28,927)	(144,497)
Stock compensation expense(1)	133	267	457	380	3,365	4,602

Segment profit (loss)	$35,045	$28,790	$20,567	$16,208	$(25,562)	$75,048

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2014
Managed care and other revenue	$198,025	$319,954	$119,326	$44,969	$—	$682,274
PBM and dispensing revenue	—	—	—	209,265	(3,525)	205,740
Cost of care	(116,852)	(275,108)	(89,753)	96	—	(481,617)
Cost of goods sold	—	—	—	(196,080)	3,514	(192,566)
Direct service costs and other	(42,530)	(45,391)	(17,897)	(41,605)	(31,611)	(179,034)
Stock compensation expense(1)	157	230	354	5,556	3,253	9,550
Less: non-controlling interest segment profit (loss)(2)	—	(648)	—	—	—	(648)

Segment profit (loss)	$38,800	$333	$12,030	$22,201	$(28,369)	$44,995

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2013
Managed care and other revenue	$387,375	$821,479	$182,993	$108,928	$(31,466)	$1,469,309
PBM and dispensing revenue	—	—	—	195,200	—	195,200
Cost of care	(236,498)	(712,781)	(116,809)	(28,035)	31,466	(1,062,657)
Cost of goods sold	—	—	—	(183,687)	—	(183,687)
Direct service costs and other	(82,791)	(54,577)	(27,234)	(60,935)	(58,587)	(284,124)
Stock compensation expense(1)	266	574	891	700	7,809	10,240

Segment profit (loss)	$68,352	$54,695	$39,841	$32,171	$(50,778)	$144,281

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2014
Managed care and other revenue	$386,916	$817,897	$224,760	$100,347	$(18,055)	$1,511,865
PBM and dispensing revenue	—	—	—	348,889	(6,265)	342,624
Cost of care	(228,054)	(697,626)	(163,405)	(16,295)	18,055	(1,087,325)
Cost of goods sold	—	—	—	(324,111)	6,247	(317,864)
Direct service costs and other	(82,806)	(88,349)	(33,038)	(77,156)	(62,407)	(343,756)
Stock compensation expense(1)	312	504	768	5,859	6,579	14,022
Less: non-controlling interest segment profit (loss)(2)	—	(1,978)	—	—	—	(1,978)

Segment profit (loss)	$76,368	$34,404	$29,085	$37,533	$(55,846)	$121,544

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Segment profit	$75,048	$44,995	$144,281	$121,544
Stock compensation expense	(4,602)	(9,550)	(10,240)	(14,022)
Non-controlling interest segment profit (loss)	—	(648)	—	(1,978)
Depreciation and amortization	(16,946)	(22,480)	(33,116)	(42,709)
Interest expense	(792)	(2,004)	(1,402)	(2,840)
Interest income	358	275	711	586

Income before income taxes	$53,066	$10,588	$100,234	$60,581

Quarter ended June 30, 2014 ("Current Year Quarter"), compared to the quarter ended June 30, 2013 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 0.8 percent or $1.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $26.5 million, customer settlements in the Prior Year Quarter of $6.7 million and decreased membership from existing customers of $3.0 million. These decreases were partially offset by favorable rate changes of $20.4 million, new contracts implemented after (or during) the Prior Year Quarter of $3.9 million, customer settlements in the Current Year Quarter of $1.4 million, favorable prior period rate, membership and other adjustments of $0.9 million recorded in the Current Year Quarter and other net favorable increases of $8.1 million (mainly related to higher care associated with a cost-plus contract).

Cost of Care

        Cost of care decreased by 5.2 percent or $6.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $21.4 million, decreased membership from existing customers of $3.5 million, favorable prior period medical claims development recorded in the Current Year Quarter of $3.3 million and customer settlements in the Current Year Quarter of $1.3 million, which decreases were partially offset by new business of $0.7 million and unfavorable care trends and other net variances of $22.4 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 81.4 percent in the Prior Year Quarter to 76.8 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs increased by 2.7 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to new contracts implemented after (or during) the Prior Year Quarter of $1.5 million and other net unfavorable variances of $2.7 million, which increases were partially offset by terminated contracts of $3.1 million. Direct service costs increased as a percentage of revenue from 20.7 percent in the Prior Year Quarter to 21.5 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 22.9 percent or $94.9 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $190.5 million, decreased membership from existing customers of $2.3 million and other net unfavorable variances of $1.6 million. These decreases were partially offset by new contracts implemented after the Prior Year Quarter of $85.1 million, revenue recorded for ACA tax of $10.9 million and the revenue impact of favorable prior period care development recorded in the Current Year Quarter of $3.5 million.

Cost of Care

        Cost of care decreased by 23.0 percent or $82.3 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $170.3 million and decreased membership from existing customers of $1.8 million. These decreases were partially offset by new contracts of $70.0 million, unfavorable prior period medical claims development recorded in the

Current Year Quarter of $10.3 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $6.2 million and unfavorable care trends and other net variances of $3.3 million. Cost of care increased as a percentage of risk revenue from 87.9 percent in the Prior Year Quarter to 89.9 percent in the Current Year Quarter mainly due to unfavorable prior period care development.

Direct Service Costs

        Direct service costs increased by 56.9 percent or $16.5 million from the Prior Year Quarter to the Current Year Quarter, mainly due to the accrual for ACA tax of $5.6 million in the Current Year Quarter, as well as costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 7.0 percent for the Prior Year Quarter to 14.2 percent in the Current Year Quarter mainly due to ACA taxes, cost to support new business and development costs for the Magellan Complete Care product.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 28.7 percent or $26.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $30.5 million, increase in membership from existing customers of $6.0 million, the revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $1.8 million and other net favorable variances of $0.2 million. These increases were partially offset by unfavorable rate changes of $9.7 million and terminated contracts of $2.2 million.

Cost of Care

        Cost of care increased by 52.8 percent or $31.0 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts of $24.4 million, increased membership from existing customers of $3.8 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $4.1 million and other net unfavorable variances of $1.6 million. These increases were partially offset by terminated contacts of $1.7 million and favorable prior period medical claims development for the Current Year Quarter of $1.2 million. Cost of care increased as a percentage of risk revenue from 70.7 percent in the Prior Year Quarter to 82.9 percent in the Current Year Quarter mainly due to unfavorable rate changes and business mix.

Direct Service Costs

        Direct service costs increased by 29.1 percent or $4.0 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, direct service costs in the Current Year Quarter of 15.0 percent were consistent with the Prior Year Quarter.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management decreased by 19.5 percent or $10.9 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $19.5 million and decreased rebate revenue due to term changes of $2.5 million. These decreases were partially offset by revenue of $6.9 for CDMI which was acquired on April 30, 2014, new contracts implemented after the Prior Year Quarter of $3.6 million and other net favorable variances of $0.6 million.

PBM/Distribution Revenue

        PBM and Distribution revenue related to Pharmacy Management increased by 117.9 percent or $113.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue of $87.4 million for Partners Rx which was acquired on October 1, 2013, new contracts implemented after the Prior Year Quarter of $58.5 million and net increased dispensing activity from existing customers of $5.6 million. These increases were partially offset by terminated contracts of $36.6 million and other net decreases of $1.7 million.

Cost of Care

        Cost of care decreased by $14.6 million from the Prior Year Quarter to the Current Year Quarter due to a terminated contract.

Cost of Goods Sold

        Cost of goods sold increased by 117.4 percent or $105.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to cost of goods sold for Partners Rx of $79.3 million, new contracts implemented after the Prior Year Quarter of $57.2 million and increased dispensing activity from existing customers of $4.1 million. These increases were partially offset by terminated contracts of $33.9 million and other net decreases of $0.8 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold in the Current Year Quarter of 93.7 percent was consistent with the Prior Year Quarter.

Direct Service Costs

        Direct service costs increased by 32.6 percent or $10.2 million from the Prior Year Quarter to the Current Year Quarter. This increase mainly relates to the Partners Rx and CDMI acquisitions, implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 20.7 percent in the Prior Year Quarter to 16.4 percent in the Current Year Quarter, mainly due to business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 9.3 percent or $2.7 million from the Prior Year Quarter to the Current Year Quarter. The increase relates primarily to discretionary benefits of $1.3 million, legal fees of $0.8 million and severance cost of $0.6 million. As a percentage of total net revenue, other operating expenses increased from 3.4 percent for the Prior Year Quarter to 3.6 percent for the Current Year Quarter due to business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 32.7 percent or $5.5 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

        Interest expense increased by 153.0 percent or $1.2 million from the Prior Year Quarter to the Current Year Quarter, mainly due to the change in the present value of the contingent consideration liability related to CDMI acquisition.

Interest Income

        Interest income was consistent with the Prior Year Quarter.

Income Taxes

        The Company's effective income tax rates were 40.7 percent and 59.1 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter differs from the Prior Year Quarter effective rate mainly due to the non-deductible ACA fees and valuation allowances for certain deferred tax assets.

Six months ended June 30, 2014 ("Current Year Period"), compared to the six months ended June 30, 2013 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 0.1 percent or $0.5 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $51.6 million, decreased membership from existing customers of $10.4 million and customer settlements in the Prior Year Period of $6.7 million. These decreases were partially offset by favorable rate changes of $36.4 million, new contracts implemented after (or during) the Prior Year Period of $8.4 million, favorable prior period rate, membership and other adjustments of $2.4 million in the Current Year Period and other net favorable increases of $21.0 million (mainly related to higher care associated with a cost-plus contract).

Cost of Care

        Cost of care decreased by 3.6 percent or $8.4 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $41.7 million, decreased membership from existing customers of $8.4 million, favorable prior period medical claims development recorded in the Current Year Period of $2.4 million and customer settlements in the Current Year Period of $2.4 million. These decreases were partially offset by unfavorable care trends and other net variances of $41.1 million, favorable prior period medical claims development recorded in the Prior Year Period of $4.4 million and decreased membership from existing customers of $1.0 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 79.0 percent in the Prior Year Period to 76.8 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service was consistent from the Prior Year Period to the Current Year Period. Direct service costs as a percentage of revenue of 21.4 percent was consistent between periods.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 0.4 percent or $3.6 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $190.5 million and decreased membership from existing customers of $2.3 million, which decreases were partially offset by new contracts implemented after the Prior Year Period of $157.1 million, favorable rate changes of $16.4 million, revenue recorded for ACA tax of $14.1 million and other net favorable variances of $1.6 million.

Cost of Care

        Cost of care decreased by 2.1 percent or $15.2 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $170.4 million and decreased membership from existing customers of $1.2 million. These decreases were partially offset by new contracts implemented after the Prior Year Period of $130.4 million, care associated with rate changes for contracts with minimum care requirements of $14.1 million, favorable prior period medical claims development recorded in the Prior Year Period of $7.8 million, unfavorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $2.3 million, unfavorable prior period medical claims development recorded in the Current Year Period of $1.3 million and unfavorable care trends other net variances of $0.5 million. Cost of care decreased as a percentage of risk revenue from 88.5 percent in the Prior Year Period to 88.3 percent in the Current Year Period mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 61.9 percent or $33.8 million from the Prior Year Period to the Current Year Period, mainly due to the accrual for ACA tax of $10.7 million in the Current Year Period, costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 6.6 percent for the Prior Year Period to 10.8 percent in the Current Year Period mainly due to ACA taxes, costs to support new business and development costs for the Magellan Complete Care product.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 22.8 percent or $41.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $49.3 million, increase in membership from existing customers of $14.2 million, the revenue impact of favorable prior period medical claims development recorded in the Prior Year Period of $2.0 million and other net favorable variances of $0.5 million. These increases were partially offset by unfavorable rate changes of $19.9 million and terminated contracts of $4.3 million.

Cost of Care

        Cost of care increased by 39.9 percent or $46.6 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to new contracts of $39.6 million, increased membership from existing customers of $10.0 million and favorable prior period medical claims development recorded in the Prior Year Period of $5.0 million. These increases were partially offset by terminated contracts of $3.6 million, favorable prior period medical claims development recorded in the Current Year Period of $2.1 million and other net favorable variances of $2.3 million. Cost of care increased as a percentage of risk revenue from 71.6 percent in the Prior Year Period to 80.5 percent in the Current Year Period mainly due to unfavorable rate changes and care trends.

Direct Service Costs

        Direct service costs increased by 21.3 percent or $5.8 million from the Prior Year Period to the Current Year Period. As a percentage of revenue, direct service costs were consistent from the Prior Year Period to the Current Year Period.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management decreased by 7.9 percent or $8.6 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $23.7 million and decreased rebate revenue due to change in terms of $3.9 million. These decreases were partially offset by revenue of $6.9 for CDMI which was acquired on April 30, 2014, new contracts implemented after the Prior Year Period of $7.5 million, increased revenue from a subcontract with Public Sector of $2.8 million and increased Medical Pharmacy revenue of $1.8 million.

PBM/Distribution Revenue

        PBM and Distribution revenue related to Pharmacy Management increased by 78.7 percent or $153.7 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue of $166.9 million for Partners Rx which was acquired on October 1, 2013, new contracts of $58.6 million and net increased dispensing activity from existing customers of $2.5 million. These increases were partially offset by terminated distribution contracts of $72.5 million and other net decreases of $1.8 million.

Cost of Care

        Cost of care decreased by 41.9 percent or $11.7 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to a terminated contract of $14.6 million. Cost of care increased as a percentage of risk revenue from 89.1 percent in the Prior Year Period to 90.1 percent in the Current Year Period mainly due to unfavorable care trends.

Cost of Goods Sold

        Cost of goods sold increased by 76.4 percent or $140.4 million from the Prior Year Period to the Current Year Period. This increase is primarily due to cost of goods sold for Partners Rx of $151.0 million, new contracts implemented after the Prior Year Period of $57.3 million and increased dispensing activity from existing customers of $1.6 million. These increases were partially offset by terminated contracts of $68.1 million and other net deceases of $1.4 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.1 percent in the Prior Year Period to 92.9 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 26.6 percent or $16.2 million from the Prior Year Period to the Current Year Period. This increase mainly relates to the Partners Rx acquisition, implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 20.0 percent in the Prior Year Period to 17.2 percent in the Current Year Period, mainly due to business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 6.5 percent or $3.8 million from the Prior Year Period to the Current Year Period. The increase relates primarily to legal fees of $1.3 million, severance cost of $0.9 million, discretionary benefits of $0.7 million and other net unfavorable one time items in the Current Year Period of $0.9 million. As a percentage of total net revenue, other operating expenses decreased from 3.5 percent for the Prior Year Period to 3.4 percent for the Current Year Period business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 29.0 percent or $9.6 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period and acquisition activity.

Interest Expense

        Interest expense increased by 102.6 percent or $1.4 million from the Prior Year Period to the Current Year Period, mainly due to the change in the present value of the contingent consideration liability related to CDMI acquisition.

Interest Income

        Interest income was consistent with Prior Year.

Income Taxes

        The Company's effective income tax rates were 40.6 percent and 52.6 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Current Year Period differs from the Prior Year Period effective rate mainly due to the non-deductible ACA fees and valuation allowances for certain deferred tax assets.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of June 30, 2014, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $86.9 million and $137.1 million for the Prior Year Period and Current Year Period, respectively. The $50.2 million increase in operating cash flows from the Prior Year Period to the Current Year Period is attributable to net favorable working capital changes between periods and lower tax payments, partially offset by the decrease in Segment Profit between periods and the impact of the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change.

        The net favorable impact of working capital changes between periods totaled $90.6 million. Operating cash flows for the Prior Year Period were impacted by net unfavorable working capital changes of $47.1 million, which were largely attributable to management incentive payments, an increase in accounts receivable, as well as a net increase in restricted cash requirements associated with the Company's regulated entities, partially offset by accruals associated with the management incentive plan. For the Current Year Period, operating cash flows were impacted by net favorable working capital changes of $43.5 million, largely attributable to a net decrease in restricted cash requirements associated with the Company's regulated entities, an increase in medical claims payable, and accruals associated with the management incentive plan, partially offset by management incentive payments. Tax payments for the Current Year Period totaled $40.3 million, which represents a decrease of $1.3 million from the Prior Year Period.

        Segment Profit for the Current Year Period decreased $22.7 million from the Prior Year Period. Restricted cash of $31.3 million and $12.3 million for the Prior Year Period and Current Year Period, respectively, were shifted to restricted investments that increased operating cash flows. The net impact of the shift in restricted funds between periods is a decrease in operating cash flows of $19.0 million.

        During the Current Year Period, the Company's restricted cash decreased $69.4 million. The change in restricted cash is attributable to decreases in restricted cash of $52.2 million associated with the Company's regulated entities, the net shift of restricted cash of $12.3 million to restricted investments, and other net decreases of $4.9 million. The net change in restricted cash for the Company's regulated entities is attributable to a net decrease in restricted cash requirements of $35.1 million that resulted in an operating cash flow source and net decreases of $17.1 million that are offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $27.0 million and $32.0 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Period were $7.9 million and $19.1 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $10.9 million and $21.1 million, respectively. During the Prior Year Period the Company used net cash of $26.3 million for the net purchase of "available-for-sale" securities, with the Company receiving net cash of $34.4 million during the Current

Year Period from the net maturity of "available-for-sale" securities. In addition, during the Prior Year Period the Company executed a note receivable in the amount of $5.9 million and purchased preferred stock of $2.0 million from AlphaCare, with the Company acquiring CDMI during the Current Year Period for $125.0 million.

        Financing Activities.    During the Prior Year Period, the Company paid $49.5 million for the repurchase of treasury stock under the Company's share repurchase program, paid $1.8 million on capital lease obligations, and had other net unfavorable items of $0.7 million. In addition, the Company received $16.1 million from the exercise of stock options.

        During the Current Year Period, the Company paid $65.3 million for the repurchase of treasury stock under the Company's share repurchase program and paid $2.1 million on capital lease obligations. In addition, the Company received $34.2 million from the exercise of stock options and had other net favorable items of $1.2 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2014, the Company expects to fund its estimated capital expenditures of $24.0 million to $34.0 million with cash from operations. The Company does not anticipate that it will need to draw on amounts available under the 2014 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2014. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company may draw on the 2014 Credit Facility to fund a portion of cash required for its acquisition activities. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

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

        Stock repurchases under the program may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time. The $250.0 million term loan under the 2014 Credit Facility may be drawn at any time, but no later than September 30, 2014. Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 11, 2011 - December 31, 2011	671,776	$48.72	$32.7
January 1, 2012 - December 31, 2012	459,252	50.27	23.1
January 1, 2013 - December 31, 2013	1,159,871	51.83	60.1
January 1, 2014 - June 30, 2014	1,137,037	59.20	67.3

	3,427,936		$183.2

        During the period from July 1, 2014 through July 21, 2014, the Company made additional open market purchases of 223,821 shares of the Company's common stock at an aggregate cost of $14.0 million (excluding broker commissions).

        Off-Balance Sheet Arrangements.    As of June 30, 2014, the Company has no material off-balance sheet arrangements.

        2011 Credit Facility.    On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). Citibank, N.A., has assigned a portion of its interest in the 2011 Credit Facility to Bank of Tokyo. The 2011 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility will mature on December 9, 2014.

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

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). At such point, the 2011 Credit Facility was terminated. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period. The term loan is also subject to certain quarterly amortization payments.

        Under the 2014 Credit Facility, the annual interest rate on revolving and term loan borrowings is equal to (i) in the case of base rate loans, the sum of a borrowing margin of 0.50 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00 percent, or (ii) in the case of Eurodollar rate loans, the sum of a borrowing margin of 1.50 percent plus the Eurodollar rate for the selected interest period, which rates shall be adjusted from time to time based on the Company's total leverage ratio. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. Letters of credit issued bear interest at the rate of 1.625 percent. The commitment commission on the 2014 Credit Facility is 0.20 percent of the unused Revolving Loan Commitment, which rate shall be adjusted from time to time based on the Company's total leverage ratio.

        Restrictive Covenants in Debt Agreements.    The 2014 Credit Facility contains covenants that limit management's discretion in operating the Company's business by restricting or limiting the Company's ability, among other things, to:

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

        The 2014 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2014 Credit Facility pursuant to its terms, would result in an event of default under the 2014 Credit Facility.

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

        Deferred tax assets as of December 31, 2013 and June 30, 2014 are shown net of valuation allowances of $3.1 million and $6.8 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and the Affordable Care Act ("ACA"), as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health

Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The Company is currently pursuing rate adjustments to cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has a state public sector customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. As of June 30, 2014, the Company has obtained signed commitments from four of its customers to recover the economic impact of the ACA fees. For 2014, the projected ACA fee is currently estimated to be $21.3 million and is included in accrued liabilities in the consolidated balance sheets. Of this amount $5.6 million and $10.7 million was expensed in the three and six months ended June 30, 2014, respectively, which is included in direct service costs and other operating expenses in the consolidated statements of income. The Company has recorded revenues of $10.9 million and $14.1 million in the three and six months ended June 30, 2014, respectively, associated with the accrual for the reimbursement of the economic impact of the ACA fees from its customers. Of the revenues recorded in the three months ended June 30, 2014, $4.8 million are associated with the three months ended March 31, 2014, due to signed commitments obtained in the three months ended June 30, 2014.

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

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. This ASU is effective for calendar years beginning after December 15, 2016. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operation, financial position, and cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12), which revises the accounting treatment for stock compensation tied to performance targets. This ASU is effective for calendar years beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of June 30, 2014, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

        a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of June 30, 2014. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

        b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 11, 2011 - December 31, 2011	671,776	$48.72	$32.7
January 1, 2012 - December 31, 2012	459,252	50.27	23.1
January 1, 2013 - December 31, 2013	1,159,871	51.83	60.1
January 1, 2014 - June 30, 2014	1,137,037	59.20	67.3

	3,427,936		$183.2

        Following is a summary of stock repurchases made during the three months ended June 30, 2014:

Period	Total number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)(1)(2)
April 1 - 30, 2014	207,381	$55.86	207,381	$155,521
May 1 - 31, 2014	306,431	58.10	306,431	137,717
June 1 - 30, 2014	338,336	61.97	338,336	116,752

	852,148		852,148

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from July 1, 2014 through July 21, 2014, the Company made additional open market purchases of 223,821 shares of the Company's common stock at an aggregate cost of $14.0 million (excluding broker commissions).

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). At such point, the 2011 Credit Facility was terminated. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period. The term loan is also subject to certain quarterly amortization payments.

        Under the 2014 Credit Facility, the annual interest rate on revolving and term loan borrowings is equal to (i) in the case of base rate loans, the sum of a borrowing margin of 0.50 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00 percent, or (ii) in the case of Eurodollar rate loans, the sum of a borrowing margin of 1.50 percent plus the Eurodollar rate for the selected interest period, which rates shall be adjusted from time to time based on the Company's total leverage ratio. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. Letters of credit issued bear interest at the rate of 1.625 percent. The commitment commission on the 2014 Credit Facility is 0.20 percent of the unused Revolving Loan Commitment, which rate shall be adjusted from time to time based on the Company's total leverage ratio.

Item 6.    Exhibits.

Exhibit No.	Description
2.1	Amendment No. 1 to Purchase Agreement, dated as of April 30, 2014, among Magellan Health Services, Inc., CDMI, LLC and each of the Sellers' party thereto, which was filed as Exhibit 2.2 to the Company's current report on Form 8-K, which was filed on April 30, 2014 and is incorporated herein by reference.
3.1
Certificate of Ownership and Merger dated June 4, 2014, which was filed as Exhibit 3.1 to the Company's current report on Form 8-K, which was filed on June 4, 2014 and is incorporated herein by reference.
3.2
Bylaws of the Company as amended and restated on June 4, 2014, which was filed as Exhibit 3.2 to the Company's current report on Form 8-K, which was filed on June 4, 2014 and is incorporated herein by reference.
4.1	$500,000,000 Credit Agreement, dated as of July 23, 2014, among Magellan Rx Management, Inc., as borrower, Magellan Health, Inc., various lenders and Citibank, N.A., as administrative agent.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2014	MAGELLAN HEALTH, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)