Form 10-Q
period 2014-09-30
MAGELLAN HEALTH INC
filed 2014-10-24
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6639

MAGELLAN HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1076937 (IRS Employer Identification No.)
4800 Scottsdale Rd, Suite 4400 Scottsdale, Arizona (Address of principal executive offices)	85251 (Zip code)

(602) 572-6050
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of September 30, 2014 was 27,645,831.

FORM 10-Q
MAGELLAN HEALTH, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2013	September 30, 2014
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$203,187	$368,273
Restricted cash	236,696	165,166
Accounts receivable, less allowance for doubtful accounts of $5,447 and $4,763 at December 31, 2013 and September 30, 2014, respectively	238,185	302,682
Short-term investments (restricted investments of $117,674 and $128,043 at December 31, 2013 and September 30, 2014, respectively)	175,883	150,558
Deferred income taxes	37,530	36,090
Pharmaceutical inventory	49,609	40,899
Other current assets (restricted deposits of $25,009 and $32,692 at December 31, 2013 and September 30, 2014, respectively)	48,268	67,172

Total Current Assets	989,358	1,130,840
Property and equipment, net	172,333	175,521
Restricted long-term investments	32,430	50,866
Other long-term assets	7,197	11,601
Goodwill	488,206	566,106
Other intangible assets, net	69,694	140,313

Total Assets	$1,759,218	$2,075,247

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$42,853	$65,382
Accrued liabilities	134,652	121,408
Medical claims payable	228,341	281,133
Other medical liabilities	67,416	54,338
Current maturities of long-term debt and capital lease obligations	3,005	15,484

Total Current Liabilities	476,267	537,745
Long-term debt and capital lease obligations	23,720	258,868
Deferred income taxes	42,046	43,069
Tax contingencies	32,343	14,217
Contingent consideration	—	47,941
Deferred credits and other long-term liabilities	17,803	21,744

Total Liabilities	592,179	923,584

Redeemable non-controlling interest	10,554	7,200
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2013 and September 30, 2014—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2013 and September 30, 2014—Issued and outstanding—47,351 shares and 27,616 shares at December 31, 2013, respectively, and 49,834 and 27,646 shares at September 30, 2014, respectively	474	498
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2013 and September 30, 2014—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	922,325	994,728
Retained earnings	1,100,493	1,158,332
Accumulated other comprehensive loss	(93)	(91)
Ordinary common stock in treasury, at cost, 19,735 shares and 22,188 shares at December 31, 2013 and September 30, 2014, respectively	(866,714)	(1,009,004)

Total Stockholders' Equity	1,156,485	1,144,463

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$1,759,218	$2,075,247

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net revenue:
Managed care and other	$770,113	$703,020	$2,239,422	$2,214,885
PBM and dispensing	103,485	220,150	298,685	562,774

Total net revenue	873,598	923,170	2,538,107	2,777,659

Cost and expenses:
Cost of care	564,537	495,180	1,627,194	1,582,505
Cost of goods sold	97,503	202,180	281,190	520,044
Direct service costs and other operating expenses(1)	156,834	176,928	440,958	520,684
Depreciation and amortization	17,654	23,956	50,770	66,665
Interest expense	789	2,879	2,191	5,719
Interest income	(291)	(241)	(1,002)	(827)

Total costs and expenses	837,026	900,882	2,401,301	2,694,790

Income before income taxes	36,572	22,288	136,806	82,869
(Benefit) provision for income taxes	(10,660)	(3,490)	30,036	28,384

Net income	47,232	25,778	106,770	54,485
Less: net income (loss) attributable to non-controlling interest	—	(1,355)	—	(3,354)

Net income attributable to Magellan Health, Inc.	$47,232	$27,133	$106,770	$57,839

Net income per common share attributable to Magellan Health, Inc.:
Basic (See Note B)	$1.75	$1.02	$3.96	$2.14
Diluted (See Note B)	$1.70	$1.00	$3.87	$2.09

(1)
Includes stock compensation expense of $4,524 and $11,961 for the three months ended September 30, 2013 and 2014, respectively, and $14,764 and $25,983 for the nine months ended September 30, 2013 and 2014, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net income	$47,232	$25,778	$106,770	$54,485
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities(1)	110	(111)	(37)	2

Comprehensive income	47,342	25,667	106,733	54,487
Less: comprehensive income (loss) attributable to non-controlling interest	—	(1,355)	—	(3,354)

Comprehensive income attributable to Magellan Health, Inc.	$47,342	$27,022	$106,733	$57,841

(1)
Net of income tax provision (benefit) of $74 and $(74) for the three months ended September 30, 2013 and 2014, respectively, and $(25) and $1 for the nine months ended September 30, 2013 and 2014, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2013	2014
Cash flows from operating activities:
Net income	$106,770	$54,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,770	66,665
Non-cash interest expense	552	3,888
Non-cash stock compensation expense	14,764	25,983
Non-cash income tax (benefit) expense	(164)	813
Non-cash amortization on investments	7,273	3,620
Realized loss on sale of investments	—	40
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	17,987	71,530
Accounts receivable, net	(19,231)	(19,492)
Pharmaceutical inventory	(1,680)	8,710
Other assets	(9,781)	(22,378)
Accounts payable and accrued liabilities	6,685	(28,461)
Medical claims payable and other medical liabilities	16,144	39,940
Tax contingencies	(22,981)	(15,179)
Deferred credits and other long-term liabilities	2,221	3,940
Other	1,953	138

Net cash provided by operating activities	171,282	194,242

Cash flows from investing activities:
Capital expenditures	(42,091)	(50,597)
Acquisitions and investments in businesses, net of cash acquired	—	(132,210)
Purchase of investments	(235,946)	(216,958)
Maturity of investments	233,723	220,191
Other	(7,900)	—

Net cash used in investing activities	(52,214)	(179,574)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000
Payments to acquire treasury stock	(49,462)	(139,316)
Proceeds from exercise of stock options and warrants	24,548	41,685
Payments on capital lease obligations	(2,310)	(2,606)
Other	484	655

Net cash (used in) provided by financing activities	(26,740)	150,418

Net increase in cash and cash equivalents	92,328	165,086
Cash and cash equivalents at beginning of period	189,464	203,187

Cash and cash equivalents at end of period	$281,792	$368,273

Supplemental cash flow data:
Non-cash investing activites:
Property and equipment acquired under capital leases	$29,323	$216

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation ("Magellan"), include the accounts of Magellan, its majority owned subsidiaries, and all variable interest entities ("VIEs") for which Magellan is the primary beneficiary (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Managed Healthcare

        Two of the Company's segments are in the managed healthcare business. This line of business reflects the Company's: (i) management of behavioral healthcare services, and (ii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care ("MCC"). The Company's coordination and management of physical and behavioral healthcare includes services provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to enhance the healthcare experience for individuals in need of care, while at the same time managing the cost of these services for our customers. The treatment services provided through the Company's

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

provider network include outpatient programs, intermediate care programs, inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and the Affordable Care Act ("ACA"), as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The Company is currently pursuing rate adjustments to cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has a state public sector customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

may have a material impact on the Company. As of September 30, 2014, the Company has obtained signed commitments from six of its customers to recover the economic impact of the ACA fees. For 2014, the projected ACA fee is currently estimated to be $21.4 million and is included in accrued liabilities in the consolidated balance sheets. Of this amount $5.4 million and $16.1 million was expensed in the three and nine months ended September 30, 2014, respectively, which is included in direct service costs and other operating expenses in the consolidated statements of income. The Company has recorded revenues of $8.8 million and $22.9 million in the three and nine months ended September 30, 2014, respectively, associated with the accrual for the reimbursement of the economic impact of the ACA fees from its customers.

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

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. This ASU is effective for calendar years beginning after December 15, 2016. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position, and cash flows.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

payable, other medical liabilities, contingent consideration, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates.

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $673.6 million and $1,957.9 million for the three and nine months ended September 30, 2013, respectively, and $611.4 million and $1,935.0 million for the three and nine months ended September 30, 2014, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to ACA fees billed on a cost reimbursement basis. Revenues from these contracts approximated $52.6 million and $152.9 million for the three and nine months ended September 30, 2013, respectively, and $72.9 million and $205.6 million for the three and nine months ended September 30, 2014, respectively.

        Block Grant Revenues.    The Maricopa Contract (as defined below) was partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $32.3 million and $96.9 million for the three and nine months ended September 30, 2013, respectively, and $0.0 million and $33.3 million for the three and nine months ended September 30, 2014, respectively.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $2.7 million and $6.1 million for the three and nine months ended September 30, 2013, respectively, and $1.6 million and $7.0 million for the three and nine months ended September 30, 2014, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues were $8.8 million and $25.6 million for the three and nine months ended September 30, 2013, respectively, and $14.3 million and $27.6 million for the three and nine months ended September 30, 2014, respectively.

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

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues were $5.9 million and $16.4 million for the three and nine months ended September 30, 2013, respectively, and $155.7 million and $383.2 million for the three and nine months ended September 30, 2014, respectively. The increase mainly relates to the October 1, 2013 acquisition of Partners Rx Management, LLC ("Partners Rx").

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $97.6 million and $282.4 million for the three and nine months ended September 30, 2013, respectively, and $64.5 million and $179.6 million for the three and nine months ended September 30, 2014, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

Significant Customers

  Consolidated Company

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RBHA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract terminated on March 31, 2014. The Maricopa Contract generated net revenues of $557.6 million and $213.3 million for the nine months ended September 30, 2013 and 2014, respectively.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2013 and 2014 (in thousands):

Segment	Term Date	2013		2014
Commercial
Customer A	June 30, 2014(1)	$156,269		$110,138
Customer B	December 31, 2019	106,433		138,944
Customer C	August 14, 2017	47,625	*	76,863
Customer D	December 14, 2013(1)	58,246		—
Public Sector
Customer E	June 30, 2015 to July 1, 2016(2)	215,396		337,893
Specialty Solutions
Customer F	December 31, 2015	96,402		109,138
Customer G	June 30, 2016(3)	43,490		28,046
Customer H	July 31, 2015	47,161		55,768
Customer A	November 30, 2016	1,623	*	40,003
Customer I	January 31, 2016	34,338		38,282
Pharmacy Management
Customer J	November 30, 2014 to December 31, 2014(2)	99,599		92,793
Customer K	December 31, 2013(4)	68,166		2,339	*
Customer L	March 31, 2014(1)(5)	48,527		18,055	*
Customer M	December 16, 2016	—		105,079

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The contract has terminated.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

(2)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(3)
This contract transitioned from risk to ASO based services effective July 1, 2014.

(4)
The contract has terminated, however, the Company continues to provide services as the contract is transitioned to the new vendor.

(5)
This customer represented a subcontract with a Public Sector customer and was eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $269.1 million and $272.0 million for the nine months ended September 30, 2013 and 2014, respectively.

        In addition, the Company has a significant concentration of business with the State of Florida. The Company currently has behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees will receive integrated healthcare services, and has phased out the behavioral healthcare programs under which the Florida Areas' contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program. Net revenues from the State of Florida in the aggregate totaled $98.0 million and $143.9 million for the nine months ended September 30, 2013 and 2014, respectively.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's assets and liabilities that are required to be measured at fair value as of December 31, 2013 and September 30, 2014 (in thousands):

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(4)	$—	$73,194	$—	$73,194
Restricted cash(5)	—	76,428	—	76,428
Investments:
U.S. government and agency securities	2,393	—	—	2,393
Obligations of government-sponsored enterprises(3)	—	15,222	—	15,222
Corporate debt securities	—	182,659	—	182,659
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$2,393	$348,653	$—	$351,046

Liabilities
Contingent consideration	—	—	51,981	51,981

Total liabilities held at fair value	$—	$—	$51,981	$51,981

(1)
Excludes $102.2 million of cash held in bank accounts by the Company.

(2)
Excludes $108.4 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $295.1 million of cash held in bank accounts by the Company.

(5)
Excludes $88.7 million of restricted cash held in bank accounts by the Company.

        For the nine months ended September 30, 2014, the Company has not transferred any assets between fair value measurement levels.

        The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's term loan of $250 million as of September 30, 2014 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value.

        The contingent consideration liability reflects the fair value of potential future payments related to the CDMI, LLC ("CDMI") and Cobalt Technologies, LLC ("Cobalt") acquisitions. The CDMI purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion, and gross profit milestones through December 31, 2016. The Cobalt purchase agreement provides for potential contingent payments up to a maximum aggregate amount of

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

$6.0 million. The potential future payments are contingent upon engagement of new members and new contract execution through June 30, 2017.

        The fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, and projected revenues, gross profits, client base, member engagement, and new contract execution. The projected revenues, gross profits, client base, member engagement, and new contract execution are derived from the Company's latest internal operational forecasts. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates, or projected payment dates may result in a change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurement guidance.

        The following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of 14.5 percent; (ii) probabilities of payment of 0.2 to 75.9 percent for CDMI and zero to 69.9 percent for Cobalt; and (iii) projected payment dates of 2015 to 2017. As of the acquisition date, the Company estimated undiscounted future contingent payments of $61.7 million and $4.2 million for CDMI and Cobalt, respectively. As of September 30, 2014, the fair value of the short term and long term contingent consideration was $4.0 million and $48.0 million, respectively, and is included in accrued liabilities and contingent liabilities, respectively, in the consolidated balance sheet. The change in the present value of the contingent consideration was $1.9 million and $3.1 million for the three months and nine months ended September 30, 2014 and was recorded as interest expense in the consolidated statements of income.

        The following table summarizes the Company's liability for contingent consideration (in thousands):

September 30, 2014
Balance as of beginning of period	$—
Acquisition of CDMI	45,778
Acquisition of Cobalt	3,071
Interest accretion	3,132

Balance as of end of period	$51,981

        If a debt security is in an unrealized loss position and the Company has the intent to sell the debt security, or it is more likely than not that the Company will have to sell the debt security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in the consolidated statements of income. For impaired debt securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in the consolidated statements of income and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.

        As of December 31, 2013 and September 30, 2014, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company recognized a $0.1 million loss on the sale of investments. The following is a summary of short-term and long-term investments at December 31, 2013 and September 30, 2014 (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$1,129	$—	$—	$1,129
Obligations of government-sponsored enterprises(1)	8,441	2	(3)	8,440
Corporate debt securities	198,748	18	(172)	198,594
Certificates of deposit	150	—	—	150

Total investments at December 31, 2013	$208,468	$20	$(175)	$208,313

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$2,394	$—	$(1)	$2,393
Obligations of government-sponsored enterprises(1)	15,222	2	(2)	15,222
Corporate debt securities	182,809	27	(177)	182,659
Certificates of deposit	1,150	—	—	1,150

Total investments at September 30, 2014	$201,575	$29	$(180)	$201,424

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of September 30, 2014 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2014	$32,325	$32,297
2015	141,233	141,169
2016	28,017	27,958

Total investments at September 30, 2014	$201,575	$201,424

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

Income Taxes

        The Company's effective income tax rates were 22.0 percent and 34.3 percent for the nine months ended September 30, 2013 and 2014, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2013 is lower than the effective rate for the nine months ended September 30, 2014 mainly due to the non-deductible ACA fees, lower reversals of tax contingencies in the current year from the closure of statutes of limitation, and increased valuation allowances in the current year for certain deferred tax assets.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various state and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2010. Further, the statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2010 closed during the current quarter. As a result, $18.7 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2013 were reversed in the current quarter, of which $15.6 million is reflected as a discrete reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.3 million of accrued interest was reversed in the current quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Stock Compensation

        At December 31, 2013 and September 30, 2014, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company recorded stock compensation expense of $4.5 million and $14.8 million for the three and nine months ended September 30, 2013 and $11.9 million and $26.0 million for the three and nine months ended September 30, 2014, respectively. Stock compensation expense recognized in the consolidated statements of income for the nine months ended September 30, 2013 and 2014 has been reduced for forfeitures, estimated at four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2014 was $13.55 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 26.20 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the nine months ended September 30, 2013 and 2014, $1.1 million and $2.8 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the nine months ended September 30, 2013, the net change to additional paid in capital related to tax

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

benefits (deficiencies) was $0.4 million, which includes the $1.1 million of excess tax benefits offset by $(0.7) million of excess tax deficiencies. For the nine months ended September 30, 2014, the net change to additional paid in capital related to tax benefits (deficiencies) was $2.5 million, which includes the $2.8 million of excess tax benefits offset by $(0.3) million of excess tax deficiencies.

        Summarized information related to the Company's stock options for the nine months ended September 30, 2014 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,010,146	$47.23
Granted	729,636	59.89
Forfeited	(232,948)	53.91
Exercised	(941,070)	44.27

Outstanding, end of period	3,565,764	$50.17

Vested and expected to vest at end of period	3,530,403	$50.11

Exercisable, end of period	1,911,740	$46.20

        All of the Company's options granted during the nine months ended September 30, 2014 vest ratably on each anniversary date over the three years subsequent to grant. All options granted during the nine months ended September 30, 2014 have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards ("RSAs") for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	192,165	$56.59
Awarded(1)	1,450,316	57.74
Vested	(16,569)	52.82
Forfeited	—	—

Outstanding, ending of period	1,625,912	$57.66

(1)
Includes 1,433,946 shares associated with the CDMI acquisition.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units ("RSUs") for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	194,913	$50.21
Awarded	76,306	60.39
Vested	(91,510)	49.53
Forfeited	(18,079)	54.77

Outstanding, ending of period	161,630	$54.89

        The vesting period for RSAs ranges from 12 months to 42 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant, assuming that the associated performance hurdle(s) for that vesting year are met.

Long Term Debt and Capital Lease Obligations

        On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provides for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). Citibank, N.A., has assigned a portion of its interest in the 2011 Credit Facility to Bank of Tokyo. The 2011 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility was scheduled to mature on December 9, 2014.

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

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). At such point, the 2011 Credit Facility was terminated. The 2014 Credit Facility is guaranteed by substantially all of the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

non-regulated subsidiaries of the Company and will mature on July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

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

        On September 30, 2014, the Company completed a draw-down of the $250.0 million term loan. The borrowings will initially be maintained as a Eurodollar loan. The term loan is subject to certain quarterly amortization payments. As of September 30, 2014, the term loan bore interest at a rate of 1.50 percent plus the London Interbank Offered Rate ("LIBOR"). As of September 30, 2014, the one-month interest rate was 1.654 percent. As of September 30, 2014, the contractual maturities of the term loan were as follows: 2014—$3.1 million; 2015—$12.5 million; 2016-$15.6 million; 2017—$25.0 million; 2018—$25.0 million; and 2019—$168.8 million.

        There were $26.7 million and $24.4 million of capital lease obligations at December 31, 2013 and September 30, 2014, respectively. The Company had $33.7 million and $32.9 million of letters of credit outstanding at December 31, 2013 and September 30, 2014, respectively, and no revolving loan borrowings at December 31, 2013 or September 30, 2014.

Goodwill

        The Company is required to test its goodwill for impairment on at least an annual basis and more frequently if indicators of impairment exist. The Company has selected October 1 as the date of its annual impairment test. Goodwill for each of the Company's reporting units at December 31, 2013 and September 30, 2014 were as follows (in thousands):

	December 31, 2013	September 30, 2014
Health Plan	$120,485	$129,042
Public Sector	20,882	20,879
Specialty Solutions	104,549	104,549
Pharmacy Management	242,290	311,636

Total	$488,206	$566,106

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

        The changes in the carry amount of goodwill for the year ended December 31, 2013 and the nine months ended September 30, 2014 are reflected in the table below (in thousands):

	December 31, 2013	September 30, 2014
Balance as of beginning of period	$426,939	$488,206
Acquisition of Partners Rx(1)	40,385	254
Acquisition of AlphaCare Holdings(1)	20,882	(3)
Acquisition of CDMI	—	69,092
Acquisition of Cobalt	—	8,557

Balance as of end of period	$488,206	$566,106

(1)
Activity for the period ended September 30, 2014 represents measurement period adjustments.

Intangible Assets

        The following is a summary of intangible assets at December 31, 2013 and September 30, 2014, and the estimated useful lives for such assets (in thousands):

	December 31, 2013
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2.5 to 18 years	$163,990	$(100,482)	$63,508
Provider networks and other	1 to 16 years	11,593	(5,407)	6,186

		$175,583	$(105,889)	$69,694

	September 30, 2014
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2.5 to 18 years	$249,390	$(115,598)	$133,792
Provider networks and other	1 to 16 years	13,013	(6,492)	6,521

		$262,403	$(122,090)	$140,313

        Amortization expense was $2.3 million and $6.9 million for the three and nine months ended September 30, 2013, respectively, and $6.6 million and $16.2 million for the three and nine months ended September 30, 2014, respectively. The Company estimates amortization expense will be $22.8 million, $25.0 million, $20.7 million, $16.9 million and $15.4 million for the years ended December 31, 2014, 2015, 2016, 2017, and 2018, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE A—General (Continued)

Redeemable Non-Controlling Interest

        On December 31, 2013, the Company acquired a 65% equity interest in AlphaCare Holdings, Inc. ("AlphaCare Holdings"). The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50% of the remaining shares prior to January 1, 2017 provided certain membership levels are attained. After December 31, 2016 the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016 the Company has the right to purchase all remaining shares. Non-controlling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable non-controlling interest. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. The Company recorded $10.6 million of redeemable non-controlling interest in relation to the acquisition. The carrying value of the non- controlling interest as of September 30, 2014 was $7.2 million. The $3.4 million reduction in carrying value for the nine months ended September 30, 2014 is a result of operating losses. The Company recognizes changes in the redemption value on a quarterly basis and adjusts the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of September 30, 2014, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

        The following tables reconcile income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator:
Net income attributable to Magellan Health, Inc.	$47,232	$27,133	$106,770	$57,839

Denominator:
Weighted average number of common shares outstanding—basic	26,990	26,703	26,976	27,070
Common stock equivalents—stock options	655	404	539	517
Common stock equivalents—restricted stock	4	133	11	77
Common stock equivalents—restricted stock units	54	—	35	18
Common stock equivalents—employee stock purchase plan	1	2	2	2

Weighted average number of common shares outstanding—diluted	27,704	27,242	27,563	27,684

Net income attributable to Magellan Health, Inc. per common share—basic	$1.75	$1.02	$3.96	$2.14

Net income attributable to Magellan Health, Inc. per common share—diluted	$1.70	$1.00	$3.87	$2.09

        The weighted average number of common shares outstanding for the three and nine months ended September 30, 2013 and 2014 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2013 and 2014 represent stock options to purchase shares of the Company's common stock, restricted stock awards and restricted stock units, and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 0.9 million and 0.9 million options for the three and nine months ended September 30, 2013, respectively, and 0.7 million and 0.6 million for the three and nine months ended September 30, 2014, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2013
Managed care and other revenue	$190,655	$445,260	$94,125	$57,164	$(17,091)	$770,113
PBM and dispensing revenue	—	—	—	103,485	—	103,485
Cost of care	(118,022)	(382,913)	(65,403)	(15,290)	17,091	(564,537)
Cost of goods sold	—	—	—	(97,503)	—	(97,503)
Direct service costs and other	(47,032)	(27,826)	(13,990)	(32,281)	(35,705)	(156,834)
Stock compensation expense(1)	124	259	384	198	3,559	4,524

Segment profit (loss)	$25,725	$34,780	$15,116	$15,773	$(32,146)	$59,248

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2014
Managed care and other revenue	$144,257	$388,682	$120,808	$49,273	$—	$703,020
PBM and dispensing revenue	—	—	—	241,226	(21,076)	220,150
Cost of care	(71,264)	(337,128)	(86,787)	(1)	—	(495,180)
Cost of goods sold	—	—	—	(223,251)	21,071	(202,180)
Direct service costs and other	(37,513)	(45,789)	(17,843)	(45,535)	(30,248)	(176,928)
Stock compensation expense(1)	164	225	269	8,122	3,181	11,961
Less: non-controlling interest segment profit (loss)(2)	—	(1,323)	—	—	—	(1,323)

Segment profit (loss)	$35,644	$7,313	$16,447	$29,834	$(27,072)	$62,166

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2013
Managed care and other revenue	$578,030	$1,266,739	$277,118	$166,092	$(48,557)	$2,239,422
PBM and dispensing revenue	—	—	—	298,685	—	298,685
Cost of care	(354,520)	(1,095,694)	(182,212)	(43,325)	48,557	(1,627,194)
Cost of goods sold	—	—	—	(281,190)	—	(281,190)
Direct service costs and other	(129,823)	(82,403)	(41,224)	(93,216)	(94,292)	(440,958)
Stock compensation expense(1)	390	833	1,275	898	11,368	14,764

Segment profit (loss)	$94,077	$89,475	$54,957	$47,944	$(82,924)	$203,529

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2014
Managed care and other revenue	$531,173	$1,206,579	$345,568	$149,620	$(18,055)	$2,214,885
PBM and dispensing revenue	—	—	—	590,115	(27,341)	562,774
Cost of care	(299,318)	(1,034,754)	(250,192)	(16,296)	18,055	(1,582,505)
Cost of goods sold	—	—	—	(547,362)	27,318	(520,044)
Direct service costs and other	(120,319)	(134,138)	(50,881)	(122,691)	(92,655)	(520,684)
Stock compensation expense(1)	476	729	1,037	13,981	9,760	25,983
Less: non-controlling interest segment profit (loss)(2)	—	(3,301)	—	—	—	(3,301)

Segment profit (loss)	$112,012	$41,717	$45,532	$67,367	$(82,918)	$183,710

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Segment profit	$59,248	$62,166	$203,529	$183,710
Stock compensation expense	(4,524)	(11,961)	(14,764)	(25,983)
Non-controlling interest segment profit (loss)	—	(1,323)	—	(3,301)
Depreciation and amortization	(17,654)	(23,956)	(50,770)	(66,665)
Interest expense	(789)	(2,879)	(2,191)	(5,719)
Interest income	291	241	1,002	827

Income before income taxes	$36,572	$22,288	$136,806	$82,869

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following tables summarize those assets that are used in the operations of each segment. The remainder of the Company's assets cannot be specifically identified by segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2013
Restricted cash	$25,107	$196,651	$—	$—	$14,938	$236,696
Net accounts receivable	50,407	62,977	7,368	115,527	1,906	238,185
Investments	16,491	92,966	—	—	98,856	208,313
Pharmaceutical inventory	—	—	—	49,609	—	49,609
Goodwill	120,485	20,882	104,549	242,290	—	488,206
Other intangible assets, net	3,513	4,590	3,686	57,905	—	69,694

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2014
Restricted cash	$18,579	$144,882	$—	$—	$1,705	$165,166
Net accounts receivable	56,898	60,377	14,912	165,936	4,559	302,682
Investments	18,089	159,959	—	—	23,376	201,424
Pharmaceutical inventory	—	—	—	40,899	—	40,899
Goodwill	129,042	20,879	104,549	311,636	—	566,106
Other intangible assets, net	2,402	6,651	2,675	128,585	—	140,313

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

        The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices. In the opinion of management, the Company has recorded reserves that are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

effect on the Company's financial condition or results of operations; however, there can be no assurance in this regard.

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

        Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 11, 2011 - December 31, 2011	671,776	$48.72	$32.7
January 1, 2012 - December 31, 2012	459,252	50.27	23.1
January 1, 2013 - December 31, 2013	1,159,871	51.83	60.1
January 1, 2014 - September 30, 2014	2,453,224	57.97	142.2

	4,744,123		$258.1

        During the period from October 1, 2014 through October 21, 2014, the Company made additional open market purchases of 358,128 shares of the Company's common stock at an aggregate cost of $19.6 million (excluding broker commissions).

Restructuring Activities

        As a result of restructuring activities initiated in 2013, the Company recorded liabilities for employee termination costs. The restructuring activities initiated in 2013 were related to contract terminations and organizational changes made in an effort to improve the Company's ability to execute its strategy. For the nine months ended September 30, 2014, the Company incurred $1.2 million of employee termination costs and $1.3 million of lease termination and exit costs. The restructuring costs

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

incurred by segment were Commercial $1.6 million, Public Sector $0.8 million and Corporate $0.1 million. As of September 30, 2014, the Company incurred cumulative restructuring costs of $17.8 million related to 2013 initiatives. As of September 30, 2014, the cumulative restructuring costs incurred by segment were Public Sector $7.6 million, Commercial $6.3 million, and Corporate $3.9 million. Restructuring costs are included in direct service costs and other operating expenses in the consolidated statements of income.

        The following table summarizes the activity related to the employee termination cost aspect of the restructuring liabilities for the nine months ended September 30, 2014, by reportable segment (in thousands):

	Commercial	Public Sector	Corporate	Consolidated
Liability for employee termination costs at December 31, 2013	$4,744	$4,296	$3,429	$12,469
Additions	840	767	125	1,732
Payments	(2,205)	(3,421)	(2,303)	(7,929)
Liability released	(12)	(530)	(20)	(562)

Liability for employee termination costs at September 30, 2014	$3,367	$1,112	$1,231	$5,710

NOTE E—Acquisitions

Acquisition of Partners Rx Management, LLC

        Pursuant to the September 6, 2013 agreement and plan of merger (the "Partners Agreement") with Partners Rx Management, LLC ("Partners Rx"), on October 1, 2013 the Company acquired all of the outstanding ownership interests of Partners Rx. Partners Rx is a full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through third party administrators, consultants and brokers. As consideration for the transaction, the Company paid $97.3 million in cash, including net receipts of $0.7 million for working capital adjustments. The Company funded the acquisition with cash on hand.

        During the nine months ended September 30, 2014, the Company made a measurement period adjustment of $0.3 million to decrease the deferred tax liability related to the Partners Rx acquisition.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE E—Acquisitions (Continued)

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

        During the nine months ended September 30, 2014, the Company made net retrospective adjustments to provisional amounts related to the AlphaCare Holdings acquisition that were recognized at the acquisition date that, if known, would have affected the measurement amounts recognized as of that date.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE E—Acquisitions (Continued)

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

Acquisition of CDMI, LLC

        Pursuant to the March 31, 2014 purchase agreement (the "CDMI Agreement") with CDMI on April 30, 2014 the Company acquired all of the outstanding equity interests of CDMI. CDMI provides a range of clinical consulting programs and negotiates and administers drug rebates for managed care organizations and other customers. As consideration for the transaction, the Company paid a base price of $205.0 million in cash, subject to working capital adjustments. Pursuant to the CDMI Agreement, the sellers and certain key management of CDMI purchased a total of $80.0 million in Magellan restricted common stock, which will generally vest over a 42-month period, conditioned upon certain employment and performance targets. In addition to the base purchase price, the CDMI Agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion, and gross profit milestones through December 31, 2016.

        The Company reports the results of operations of CDMI within its Pharmacy Management segment. The consolidated statements of income include total revenues and Segment Profit from CDMI of $18.2 million and $15.6 million for the five months subsequent to the acquisition.

        The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $84.2 million, consisting of customer contracts in the amount of $82.8 million, which is being amortized over 8 years, non-compete agreements in the amount of $1.0 million, which is being amortized over 6.5 years and tradename in the amount of $0.4 million, which is being amortized over 20 months. The entire excess purchase price over tangible net assets acquired is amortizable for tax purposes, although the Company's effective rate will not be impacted by the tax amortization.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE E—Acquisitions (Continued)

        The estimated fair values of CDMI assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes $42,123 of accounts receivable)	$42,226
Property and equipment, net	457
Other assets	9
Other identified intangible assets	84,220
Goodwill	69,092

Total assets acquired	196,004

Liabilities assumed:
Current liabilities	29,160
Contingent consideration	45,778

Total liabilities assumed	74,938

Net assets acquired	$121,066

        As of September 30, 2014, the Company established a working capital receivable of $3.9 million that was reflected as a reduction to goodwill.

        The fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, and projected revenues, gross profits, and client base. The projected revenues, gross profits, and client base are derived from the Company's latest internal operational forecasts. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates, or projected payment dates may result in change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income. As of the acquisition date, the Company estimated undiscounted future contingent payments of $61.7 million. As of September 30, 2014, the fair value of the contingent consideration was $48.8 million and is included in accrued liabilities and contingent liabilities in the consolidated balance sheet. The change in the present value of the contingent consideration was $1.8 million and $3.0 million for the three months and nine months ended September 30, 2014, respectively, and was recorded as interest expense in the consolidated statements of income.

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

        In connection with the CDMI acquisition, the Company incurred $1.2 million of acquisition related costs that were expensed during the nine months ended September 30, 2014. These costs are included within direct service costs and other operating expenses in the accompanying consolidated statements of income.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE E—Acquisitions (Continued)

Other Acquisitions

        Pursuant to the July 1, 2014 purchase agreement (the "Cobalt Agreement") with Cobalt, the Company acquired all of the outstanding equity interests of Cobalt. Cobalt provides computerized cognitive behavioral therapy self-service programs. As consideration for the transaction, the Company paid a base price of $7.9 million in cash, including net receipts of $0.1 million for working capital adjustments. In addition to the base purchase price, the Cobalt Agreement provides for potential contingent payments up to a maximum aggregate amount of $6.0 million. The potential future payments are contingent upon engagement of new members and new contract execution through June 30, 2017. The Company reports the results of operations of Cobalt within its Commercial segment. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period as required.

Pro Forma Financial Information

        The following unaudited supplemental pro forma information represents the Company's consolidated results of operations for the three and nine months ended September 30, 2013 as if the acquisition of CDMI had occurred on January 1, 2013, and for the three and nine months ended September 30, 2014 as if the acquisition of CDMI had occurred on January 1, 2014, in all cases after giving effect to certain adjustments including interest income, depreciation and amortization, and stock compensation expense.

        Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of CDMI occurred on January 1, 2013 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net revenue	884,980	923,170	2,568,398	2,789,252
Net income	45,410	27,133	99,951	53,965
Income per common share attributable to Magellan Health, Inc.:
Basic	$1.68	$1.02	$3.71	$1.99
Diluted	$1.63	$1.00	$3.61	$1.94

NOTE F—Subsequent Events

        On October 22, 2014 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. Stock repurchases under the program may be made from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE F—Subsequent Events (Continued)

Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self- imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time.

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

        The managed healthcare business is managed based on the services provided and/or the customers served, through the following two segments:

        Commercial.    Commercial generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans, insurance companies and MCOs for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, military and labor unions. Commercial's contracts encompass risk- based, ASO and EAP arrangements. As of September 30, 2014, Commercial's covered lives were 2.9 million, 14.4 million and 13.0 million for risk-based, ASO and EAP products, respectively. For the nine months ended September 30, 2014, Commercial's revenue was $300.6 million, $95.1 million and $135.4 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    Public Sector generally reflects: (i) the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies, and (ii) the integrated management of physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of September 30, 2014, Public Sector's covered lives were 1.4 million and 1.7 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2014, Public Sector's revenue was $1,164.8 million and $41.8 million for risk-based and ASO products, respectively.

Specialty Solutions

        Specialty Solutions generally reflects the management of the delivery of diagnostic imaging (radiology benefits management or "RBM") and a variety of other specialty areas such as radiation oncology, obstetrical ultrasound, cardiology and musculoskeletal management to ensure that such services are clinically appropriate and cost effective. The Company's Specialty Solutions services are currently provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its Specialty Solutions services through risk-based contracts and ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the services. As of September 30, 2014, covered lives for Specialty

Solutions were 6.5 million and 15.0 million for risk-based and ASO products, respectively. For the nine months ended September 30, 2014, revenue for Specialty Solutions was $310.8 million and $34.8 million for risk-based and ASO products, respectively.

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

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and FFS arrangements. During the nine months ended September 30, 2014, Pharmacy Management paid 6.5 million adjusted commercial network claims in the Company's PBM business. As of September 30, 2014, the Company had a generic dispensing rate of 84.2 percent within its commercial PBM business. In addition, during the nine months ended September 30, 2014, the Company paid 50.8 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. In addition, as of September 30, 2014, Pharmacy Management served 0.9 million commercial PBM members, 9.7 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

Significant Customers

  Consolidated Company

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RBHA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract terminated on March 31, 2014. The Maricopa Contract generated net revenues of $557.6 million and $213.3 million for the nine months ended September 30, 2013 and 2014, respectively.

  By Segment

        In addition to the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2013 and 2014 (in thousands):

Segment	Term Date	2013		2014
Commercial
Customer A	June 30, 2014(1)	$156,269		$110,138
Customer B	December 31, 2019	106,433		138,944
Customer C	August 14, 2017	47,625	*	76,863
Customer D	December 14, 2013(1)	58,246		—
Public Sector
Customer E	June 30, 2015 to July 1, 2016(2)	215,396		337,893
Specialty Solutions
Customer F	December 31, 2015	96,402		109,138
Customer G	June 30, 2016(3)	43,490		28,046
Customer H	July 31, 2015	47,161		55,768
Customer A	November 30, 2016	1,623	*	40,003
Customer I	January 31, 2016	34,338		38,282
Pharmacy Management
Customer J	November 30, 2014 to December 31, 2014(2)	99,599		92,793
Customer K	December 31, 2013(4)	68,166		2,339	*
Customer L	March 31, 2014(1)(5)	48,527		18,055	*
Customer M	December 16, 2016	—		105,079

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

(5)
This customer represented a subcontract with a Public Sector customer and was eliminated in consolidation.

Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $269.1 million and $272.0 million for the nine months ended September 30, 2013 and 2014, respectively.

        In addition, the Company has a significant concentration of business with the State of Florida. The Company currently has behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which are part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees will receive integrated healthcare services, and has phased out the behavioral healthcare programs under which the Florida Areas' contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program. Net revenues from the State of Florida in the aggregate totaled $98.0 million and $143.9 million for the nine months ended September 30, 2013 and 2014, respectively.

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

Income Taxes

        The Company's effective income tax rates were 22.0 percent and 34.3 percent for the nine months ended September 30, 2013 and 2014, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2013 is lower than the effective rate for the nine months ended September 30, 2014 mainly due to the non-deductible ACA fees, lower reversals of tax contingencies in the current year from the closure of statutes of limitation, and increased valuation allowances in the current year for certain deferred tax assets.

        The Company files a consolidated federal income tax return for the Company and its eighty percent or more owned subsidiaries, and the Company and its subsidiaries file income tax returns in various state and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2010. Further, the statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2010 closed during the current quarter. As a result, $18.7 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2013 were reversed in the current quarter, of which $15.6 million is reflected as a discrete reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.3 million of accrued interest was reversed in the current quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2013
Managed care and other revenue	$190,655	$445,260	$94,125	$57,164	$(17,091)	$770,113
PBM and dispensing revenue	—	—	—	103,485	—	103,485
Cost of care	(118,022)	(382,913)	(65,403)	(15,290)	17,091	(564,537)
Cost of goods sold	—	—	—	(97,503)	—	(97,503)
Direct service costs and other	(47,032)	(27,826)	(13,990)	(32,281)	(35,705)	(156,834)
Stock compensation expense(1)	124	259	384	198	3,559	4,524

Segment profit (loss)	$25,725	$34,780	$15,116	$15,773	$(32,146)	$59,248

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2014
Managed care and other revenue	$144,257	$388,682	$120,808	$49,273	$—	$703,020
PBM and dispensing revenue	—	—	—	241,226	(21,076)	220,150
Cost of care	(71,264)	(337,128)	(86,787)	(1)	—	(495,180)
Cost of goods sold	—	—	—	(223,251)	21,071	(202,180)
Direct service costs and other	(37,513)	(45,789)	(17,843)	(45,535)	(30,248)	(176,928)
Stock compensation expense(1)	164	225	269	8,122	3,181	11,961
Less: non-controlling interest segment profit (loss)(2)	—	(1,323)	—	—	—	(1,323)

Segment profit (loss)	$35,644	$7,313	$16,447	$29,834	$(27,072)	$62,166

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2013
Managed care and other revenue	$578,030	$1,266,739	$277,118	$166,092	$(48,557)	$2,239,422
PBM and dispensing revenue	—	—	—	298,685	—	298,685
Cost of care	(354,520)	(1,095,694)	(182,212)	(43,325)	48,557	(1,627,194)
Cost of goods sold	—	—	—	(281,190)	—	(281,190)
Direct service costs and other	(129,823)	(82,403)	(41,224)	(93,216)	(94,292)	(440,958)
Stock compensation expense(1)	390	833	1,275	898	11,368	14,764

Segment profit (loss)	$94,077	$89,475	$54,957	$47,944	$(82,924)	$203,529

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2014
Managed care and other revenue	$531,173	$1,206,579	$345,568	$149,620	$(18,055)	$2,214,885
PBM and dispensing revenue	—	—	—	590,115	(27,341)	562,774
Cost of care	(299,318)	(1,034,754)	(250,192)	(16,296)	18,055	(1,582,505)
Cost of goods sold	—	—	—	(547,362)	27,318	(520,044)
Direct service costs and other	(120,319)	(134,138)	(50,881)	(122,691)	(92,655)	(520,684)
Stock compensation expense(1)	476	729	1,037	13,981	9,760	25,983
Less: non-controlling interest segment profit (loss)(2)	—	(3,301)	—	—	—	(3,301)

Segment profit (loss)	$112,012	$41,717	$45,532	$67,367	$(82,918)	$183,710

(1)
Stock compensation expense is included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit since it is managed on a consolidated basis.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Segment profit	$59,248	$62,166	$203,529	$183,710
Stock compensation expense	(4,524)	(11,961)	(14,764)	(25,983)
Non-controlling interest segment profit (loss)	—	(1,323)	—	(3,301)
Depreciation and amortization	(17,654)	(23,956)	(50,770)	(66,665)
Interest expense	(789)	(2,879)	(2,191)	(5,719)
Interest income	291	241	1,002	827

Income before income taxes	$36,572	$22,288	$136,806	$82,869

Non-GAAP Measures

        The Company reports its financial results in accordance with GAAP, however the Company's management also assesses business performance and makes business decisions regarding the Company's operations using certain non-GAAP measures. In addition to Segment Profit, as defined above in Note C—"Business Segment Information", the Company also uses adjusted net income attributable to Magellan Health, Inc. ("Adjusted Net Income") and adjusted net income per common share attributable to Magellan Health, Inc. on a diluted basis ("Adjusted EPS"). Adjusted Net Income and Adjusted EPS reflect certain adjustments made for acquisitions completed after January 1, 2013 to exclude non-cash stock compensation expense resulting from restricted stock purchases by sellers as well as amortization of identified acquisition intangibles. The Company believes these non-GAAP measures provide a more useful comparison of the Company's underlying business performance from period to period and is more representative of the earnings capacity of the Company. Non-GAAP financial measures we disclose, such as Segment Profit, Adjusted Net Income, and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

        The following table reconciles Adjusted Net Income to net income attributable to Magellan Health, Inc. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Adjusted Net Income	$47,232	$35,192	$106,770	$73,448
Adjusted for acquisitions starting in 2013
Amortization of acquired intangibles	—	(4,317)	—	(9,376)
Stock compensation relating to acquisitions	—	(8,885)	—	(16,196)
Tax impact	—	5,143	—	9,963

Net income attributable to Magellan Health, Inc.	$47,232	$27,133	$106,770	$57,839

        The following table reconciles Adjusted EPS to net income per common share attributable to Magellan Health, Inc.—diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Adjusted EPS	$1.70	$1.30	$3.87	$2.66
Adjusted for acquisitions starting in 2013
Amortization of acquired intangibles	—	(0.16)	—	(0.34)
Stock compensation relating to acquisitions	—	(0.33)	—	(0.59)
Tax impact	—	0.19	—	0.36

Net income per common share attributable to Magellan Health, Inc.—Diluted	$1.70	$1.00	$3.87	$2.09

Quarter ended September 30, 2014 ("Current Year Quarter"), compared to the quarter ended September 30, 2013 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 24.3 percent or $46.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $72.7 million and decreased membership from existing customers of $4.8 million. These decreases were partially offset by favorable rate changes of $13.9 million, new contracts implemented after (or during) the Prior Year Quarter of $4.5 million and other net favorable increases of $12.7 million (mainly related to higher care associated with a cost-plus contract).

Cost of Care

        Cost of care decreased by 39.6 percent or $46.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $56.9 million, decreased membership from existing customers of $4.1 million and favorable prior period medical claims development recorded in the Current Year Quarter of $4.1 million. These decreases were partially offset by unfavorable care trends and other net variances of $18.3 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 80.2 percent in the Prior Year Quarter to 65.1 percent in the Current Year Quarter, mainly due to changes in business mix.

Direct Service Costs

        Direct service costs decreased by 20.2 percent or $9.5 million from the Prior Year Quarter to the Current Year Quarter primarily due to terminated contracts of $7.4 million and severance and restructuring cost pertaining to terminated contracts in the Prior Year Quarter of $5.0 million, which decreases were partially offset by new contracts implemented after (or during) the Prior Year Quarter of $1.7 million and other net increases of $1.2 million. Direct service costs increased as a percentage of revenue from 24.7 percent in the Prior Year Quarter to 26.0 percent in the Current Year Quarter, mainly due to changes in business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 12.7 percent or $56.6 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $219.1 million, the revenue impact of favorable prior period medical claims development recorded in the Current Year Period of $4.4 million and the revenue impact of unfavorable prior period development recorded in the Prior Year Quarter of $1.3 million. These decreases were partially offset by increased membership from existing customers of $90.6 million, new contracts implemented after (or during) the Prior Year Quarter of $53.0 million, revenue recorded for ACA fees of $8.8 million, favorable rate changes of $6.0 million, performance incentives of $1.2 million and other net favorable variances of $8.6 million.

Cost of Care

        Cost of care decreased by 12.0 percent or $45.8 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $195.7 million and favorable prior period medical claims development recorded in the Current Year Quarter of $12.9 million. These decreases were partially offset by increased membership from existing customers of $90.5 million, new contracts of $38.2 million, unfavorable prior period medical claims development recorded in the Prior Year Quarter of $10.7 million, higher care associated with favorable rate changes of $5.4 million and unfavorable care trends and other net variances of $18.0 million (includes $5.1 million of care cost related to amendment pending execution). Cost of care increased as a percentage of risk revenue from 87.6 percent in the Prior Year Quarter to 89.9 percent in the Current Year Quarter mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 64.6 percent or $18.0 million from the Prior Year Quarter to the Current Year Quarter, mainly due to the accrual for ACA fees of $5.4 million in the Current Year Quarter, as well as costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 6.2 percent for the Prior Year Quarter to 11.8 percent in the Current Year Quarter mainly due to ACA fees, costs to support new business, run out costs on a terminated contract and development costs for the Magellan Complete Care product.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 28.3 percent or $26.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $40.2 million and other net favorable variances of $1.3 million. These increases were partially offset by decreased membership from existing customers of $9.4 million and unfavorable rate changes of $5.4 million.

Cost of Care

        Cost of care increased by 32.7 percent or $21.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts of $32.8 million. This increase was partially offset by decreased membership from existing customers of $7.7 million, favorable prior period medical claims development recorded in the Current Year Quarter of $3.0 million and other net favorable variances of $0.7 million. Cost of care increased as a percentage of risk revenue from 77.8 percent in the Prior Year Quarter to 80.6 percent in the Current Year Quarter mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 27.5 percent or $3.9 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, direct service costs in the Current Year Quarter of 14.8 percent were consistent with the Prior Year Quarter.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management decreased by 13.8 percent or $7.9 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $21.2 million and other net unfavorable variances of $0.9 million. These decreases were partially offset by revenue of $11.4 million for CDMI which was acquired on April 30, 2014 and an increase in government pharmacy revenue of $2.8 million.

PBM/Distribution Revenue

        PBM and Distribution revenue related to Pharmacy Management increased by 133.1 percent or $137.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $90.8 million, revenue of $89.5 million for Partners Rx which was acquired on October 1, 2013, an increase in pharmacy employer revenue of $3.6 million and other net increases of $0.8 million. These increases were partially offset by terminated contracts of $40.8 million and net decreased dispensing activity from existing customers of $6.2 million.

Cost of Care

        Cost of care decreased by $15.3 million from the Prior Year Quarter to the Current Year Quarter due to a terminated contract.

Cost of Goods Sold

        Cost of goods sold increased by 129.0 percent or $125.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after the Prior Year Quarter of $88.2 million, cost of goods sold for Partners Rx of $79.9 million and increase in pharmacy employer of $3.5 million. These increases were partially offset by terminated contracts of $38.3 million, decreased dispensing activity from existing customers of $7.4 million and other net decreases of $0.2 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.2 percent in the Prior Year Quarter to 92.5 percent the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 41.1 percent or $13.3 million from the Prior Year Quarter to the Current Year Quarter. This increase mainly relates to the Partners Rx and CDMI acquisitions, in addition to implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 20.1 percent in the Prior Year Quarter to 15.7 percent in the Current Year Quarter, mainly due to business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment decreased by 15.3 percent or $5.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease relates primarily to discretionary benefits of $2.0 million, legal fees of $1.6 million, severance cost of $1.2 million and other net favorable variances of $0.7 million. As a percentage of total net revenue, other operating expenses decreased from 4.1 percent for the Prior Year Quarter to 3.3 percent for the Current Year Quarter mainly due to business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 35.7 percent or $6.3 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

        Interest expense increased by $2.1 million from the Prior Year Quarter to the Current Year Quarter, mainly due to interest recorded related to the contingent consideration liabilities related to the CDMI and Cobalt acquisitions.

Interest Income

        Interest income was consistent with the Prior Year Quarter.

Income Taxes

        The Company's effective income tax rates were (29.2) percent and (15.7) percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter differs from the Prior Year Quarter mainly due to the non-deductible ACA fees, lower reversals of tax contingencies in the Current Year Quarter from the closure of statutes of limitation, and increased valuations allowances in the Current Year Quarter for certain deferred tax assets.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2010 closed during the Current Year Quarter. As a result, $18.7 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2013 were reversed in the Current Year Quarter, of which $15.6 million is reflected as a discrete reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.3 million of accrued interest was reversed in the Current Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2009 closed during the Prior Year Quarter. As a result, $27.2 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in the Prior Year Quarter, of which $22.7 million was reflected as a discrete reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in the Prior Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Nine months ended September 30, 2014 ("Current Year Period"), compared to the nine months ended September 30, 2013 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 8.1 percent or $46.9 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $124.4 million, decreased membership from existing customers of $20.0 million and customer settlements in the Prior Year Period of $6.7 million. These decreases were partially offset by favorable rate changes of $55.8 million, new contracts implemented after (or during) the Prior Year Period of $13.5 million, favorable prior period rate, membership and other adjustments of $2.4 million in the Current Year Period and other net favorable increases of $32.5 million (mainly related to higher care associated with a cost-plus contract).

Cost of Care

        Cost of care decreased by 15.6 percent or $55.2 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $88.4 million, decreased membership from existing customers of $12.9 million, favorable prior period medical claims development recorded in the Current Year Period of $2.5 million and customer settlements in the Current Year Period of $2.4 million. These decreases were partially offset by unfavorable care trends and other net variances of $44.7 million, favorable prior period medical claims development recorded in the Prior Year Period of $4.5 million and new contracts implemented after (or during) the Prior Year Period of $1.8 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 79.4 percent in the Prior Year Period to 72.7 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs decreased by 7.3 percent or $9.5 million from the Prior Year Period to the Current Year Period mainly due to terminated contracts, as well as the inclusion in the Prior Year Period of severance and restructuring costs of $5.0 million. Direct service costs increased as a percentage of revenue from 22.5 percent for the Prior Year Period to 22.7 percent in the Current Year Period mainly due to business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 4.7 percent or $60.2 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $412.1 million, which decrease was partially offset by new contracts implemented after (or during) the Prior Year Period of $209.7 million, increased membership from existing customers of $88.4 million, revenue recorded for ACA fees of $22.9 million, favorable rate changes of $21.6 million, performance incentive revenue of $2.1 million and other net favorable variances of $7.2 million.

Cost of Care

        Cost of care decreased by 5.6 percent or $60.9 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $367.0 million and favorable prior period medical claims development recorded in the Current Year Period of $2.0 million. These decreases were partially offset by new contracts implemented after (or during) the Prior Year Period of $168.2 million, increased membership from existing customers of $90.2 million, care associated with rate changes for contracts with minimum care requirements of $19.5 million, favorable prior period medical claims development recorded in the Prior Year Period of $18.0 million and unfavorable care trends and other net variances of $12.2 million. Cost of care increased as a percentage of risk revenue from 88.2 percent in the Prior Year Period to 88.8 percent in the Current Year Period mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 62.8 percent or $51.7 million from the Prior Year Period to the Current Year Period, mainly due to the accrual for ACA fees of $16.1 million in the Current Year Period and costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 6.5 percent for the Prior Year Period to 11.1 percent in the Current Year Period mainly due to ACA fees, run out administrative cost on terminated contracts, costs to support new business and development costs for the Magellan Complete Care product.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 24.7 percent or $68.5 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $88.3 million, increase in membership from existing customers of $3.0 million, the revenue impact of favorable prior period medical claims development recorded in the Prior Year Period of $2.0 million and other net favorable variances of $3.6 million. These increases were partially offset by unfavorable rate changes of $23.9 million and terminated contracts of $4.5 million.

Cost of Care

        Cost of care increased by 37.3 percent or $68.0 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to new contracts of $61.4 million, favorable prior period medical claims development recorded in the Prior Year Period of $5.5 million, increased membership from existing customers of $3.4 million and other net unfavorable variances of $4.2 million. These increases were partially offset by terminated contracts of $3.6 million and favorable prior period medical claims development recorded in the Current Year Period of $2.9 million. Cost of care increased as a percentage of risk revenue from 73.7 percent in the Prior Year Period to 80.5 percent in the Current Year Period mainly due to unfavorable rate changes and care trends.

Direct Service Costs

        Direct service costs increased by 23.4 percent or $9.7 million from the Prior Year Period to the Current Year Period, mainly due to new business. As a percentage of revenue, direct service costs decreased from 14.9 percent for the Prior Year Period to 14.7 percent in the Current Year Period mainly due to business mix.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management decreased by 9.9 percent or $16.5 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $42.3 million and decreased rebate revenue due to change in terms of $4.6 million. These decreases were partially offset by revenue of $18.2 million for CDMI which was acquired on April 30, 2014, new contracts implemented after the Prior Year Period of $7.5 million, increased Medical Pharmacy revenue of $1.8 million, increased Government Pharmacy revenue of $1.6 million and other net favorable variances of $1.3 million.

PBM/Distribution Revenue

        PBM and Distribution revenue related to Pharmacy Management increased by 97.6 percent or $291.4 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue of $245.3 million for Partners Rx which was acquired on October 1, 2013, new contracts of $149.4 million, an increase in pharmacy employer revenue of $13.9 million and other net increases of $0.7 million. These increases were partially offset by terminated distribution contracts of $113.3 million and net decreased dispensing activity from existing customers of $4.6 million.

Cost of Care

        Cost of care decreased by 62.4 percent or $27.0 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to a terminated contract of $27.0 million. Cost of care increased as a percentage of risk revenue from 89.3 percent in the Prior Year Period to 90.2 percent in the Current Year Period mainly due to favorable care trends.

Cost of Goods Sold

        Cost of goods sold increased by 94.7 percent or $266.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to cost of goods sold for Partners Rx of $220.4 million, new contracts implemented after (or during) the Prior Year Period of $145.5 million and pharmacy employer of $13.3 million. These increases were partially offset by terminated contracts of $105.6 million and decreased dispensing activity from existing customers of $7.4 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.1 percent in the Prior Year Period to 92.8 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 31.6 percent or $29.5 million from the Prior Year Period to the Current Year Period. This increase mainly relates to the Partners Rx acquisition, as well as implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 20.1 percent in the Prior Year Period to 16.6 percent in the Current Year Period, mainly due to business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment decreased by 1.7 percent or $1.6 million from the Prior Year Period to the Current Year Period. The decrease relates primarily to discretionary benefits of $1.3 million and other net favorable one time items in the Current Year Period of $0.3 million. As a percentage of total net revenue, other operating expenses decreased from 3.7 percent for the Prior Year Period to 3.3 percent for the Current Year Period, mainly due to business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 31.3 percent or $15.9 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period and acquisition activity.

Interest Expense

        Interest expense increased by $3.5 million from the Prior Year Period to the Current Year Period, mainly due to interest recorded related to the contingent consideration liabilities related to the CDMI and Cobalt acquisitions.

Interest Income

        Interest income was consistent with Prior Year Period.

Income Taxes

        The Company's effective income tax rates were 22.0 percent and 34.3 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Current Year Period differs from the Prior Year Period mainly due to the non-deductible ACA fees, lower reversals of tax contingencies in the Current Year Period from the closure of statutes of limitation, and increased valuation allowances in the Current Year Period for certain deferred tax assets.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2010 closed during the Current Year Period. As a result, $18.7 million of unrecognized tax benefits (excluding interest costs) recorded as of December 31, 2013 were reversed in the Current Year Period, of which $15.6 million is reflected as a discrete reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.3 million of accrued interest was reversed in the Current Year Period and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

        The statutes of limitation regarding the assessment of federal and certain state and local income taxes for 2009 closed during the Prior Year Period. As a result, $27.2 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in the Prior Year Period, of which $22.7 million was reflected as a discrete reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in the Prior Year Period and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of September 30, 2014, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $171.3 million and $194.2 million for the Prior Year Period and Current Year Period, respectively. The $22.9 million increase in operating cash flows from the Prior Year Period to the Current Year Period is attributable to net favorable working capital changes between periods and lower tax payments, partially offset by the decrease in Segment Profit between periods and the impact of the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change.

        The net favorable impact of working capital changes between periods totaled $37.5 million. Operating cash flows for the Prior Year Period were impacted by net unfavorable working capital changes of $10.8 million, which were largely attributable to management incentive payments and a net increase in restricted cash requirements associated with the Company's regulated entities, partially offset by accruals associated with the management incentive plan. For the Current Year Period, operating cash flows were impacted by net favorable working capital changes of $26.7 million, largely attributable to a net decrease in restricted cash requirements associated with the Company's regulated entities and accruals associated with the management incentive plan, partially offset by the payment of ACA fees and management incentive payments. Tax payments for the Current Year Period totaled $45.0 million, which represents a decrease of $10.0 million from the Prior Year Period.

        Segment Profit for the Current Year Period decreased $19.8 million from the Prior Year Period. Restricted cash of $33.6 million and $28.8 million for the Prior Year Period and Current Year Period, respectively, were shifted to restricted investments that increased operating cash flows. The net impact of the shift in restricted funds between periods is a decrease in operating cash flows of $4.8 million.

        During the Current Year Period, the Company's restricted cash decreased $71.5 million. The change in restricted cash is attributable to decreases in restricted cash of $42.2 million associated with the Company's regulated entities, the net shift of restricted cash of $28.8 million to restricted investments and other net decreases of $0.5 million. The net change in restricted cash for the Company's regulated entities is attributable to a net decrease in restricted cash requirements of $52.9 million that resulted in an operating cash flow source, partially offset by a net increase in restricted cash of $10.7 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $42.1 million and $50.6 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Period were $12.1 million and $30.0 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $16.7 million and $33.9 million, respectively. The Company acquired property and equipment of $29.3 million and $0.2 million under capital leases in the Prior Year Period and Current Year Period, respectively. During the Prior Year Period the Company used net cash of $2.2 million for the net purchase of "available-for-sale" securities, with the Company receiving net cash of $3.2 million during the Current Year Period from the net maturity of "available-for-sale" securities. In addition, during the Prior Year Period the Company executed a note receivable in the amount of $5.9 million and purchased preferred stock of $2.0 million from AlphaCare. During the Current Year Period, the Company acquired CDMI and Cobalt for $125.0 million and $7.9 million, respectively, and received a working capital settlement of $0.7 million related to Partners Rx.

        Financing Activities.    During the Prior Year Period, the Company paid $49.5 million for the repurchase of treasury stock under the Company's share repurchase program and $2.3 million on capital lease obligations. In addition, the Company received $24.6 million from the exercise of stock options and had other net favorable items of $0.5 million.

        During the Current Year Period, the Company received $250.0 million from the issuance of debt and $41.7 million from the exercise of stock and had other net favorable items of $0.6 million. In addition, the Company paid $139.3 million for the repurchase of treasury stock under the Company's share repurchase program and $2.6 million on capital lease obligations.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2014, the Company expects to fund its estimated capital expenditures of $5.4 million to $15.4 million with cash from operations. The Company does not anticipate that it will need to draw on additional amounts available under the 2014 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2014. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company may draw on the 2014 Credit Facility to fund a portion of cash required for its acquisition activities. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

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

        Stock repurchases under the program may be made from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time. Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 11, 2011 - December 31, 2011	671,776	$48.72	$32.7
January 1, 2012 - December 31, 2012	459,252	50.27	23.1
January 1, 2013 - December 31, 2013	1,159,871	51.83	60.1
January 1, 2014 - September 30, 2014	2,453,224	57.97	142.2

	4,744,123		$258.1

        During the period from October 1, 2014 through October 21, 2014, the Company made additional open market purchases of 358,128 shares of the Company's common stock at an aggregate cost of $19.6 million (excluding broker commissions).

        Off-Balance Sheet Arrangements.    As of September 30, 2014, the Company has no material off-balance sheet arrangements.

        2014 Credit Facility.    On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). At such point, the 2011 Credit Facility was terminated. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

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

        On September 30, 2014, the Company completed a draw-down of the $250.0 million term loan. The borrowings will initially be maintained as a Eurodollar loan. The term loan is subject to certain quarterly amortization payments. As of September 30, 2014, the term loan bore interest at a rate of 1.50 percent plus the London Interbank Offered Rate ("LIBOR"). As of September 30, 2014, the one-month interest rate was 1.654 percent.

        Restrictive Covenants in Debt Agreements.    The 2014 Credit Facility contains covenants that potentially limit management's discretion in operating the Company's business by, in certain circumstances, restricting or limiting the Company's ability, among other things, to:

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

        Net Operating Loss Carryforwards.    The Company has $3.6 million of federal net operating loss carryforwards ("NOLs") available to reduce federal taxable income in 2014 and subsequent years. These NOLs will expire in 2017 through 2019 if not used and are subject to examination and adjustment by the Internal Revenue Service. Utilization of these NOLs is also subject to certain timing limitations, although the Company does not believe these limitations will restrict its ability to use any federal NOLs before they expire. The Company also has $155.7 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2014 and subsequent years. Most of these NOLs will expire in 2017 through 2023 if not used and are subject to examination and adjustment by the respective state tax authorities.

        Deferred tax assets as of December 31, 2013 and September 30, 2014 are shown net of valuation allowances of $3.1 million and $5.7 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

        Recent Accounting Pronouncements.    In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and the Affordable Care Act ("ACA"), as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The Company is currently pursuing rate adjustments to cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has a state public sector customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. As of September 30, 2014, the Company has obtained signed commitments from six of its customers to recover the economic impact of the ACA fees. For 2014, the projected ACA fee is currently estimated to be $21.4 million and is included in accrued liabilities in the consolidated balance sheets. Of this amount $5.4 million and

$16.1 million was expensed in the three and nine months ended September 30, 2014, respectively, which is included in direct service costs and other operating expenses in the consolidated statements of income. The Company has recorded revenues of $8.8 million and $22.9 million in the three and nine months ended September 30, 2014, respectively, associated with the accrual for the reimbursement of the economic impact of the ACA fees from its customers.

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

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. This ASU is effective for calendar years beginning after December 15, 2016. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position, and cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of September 30, 2014, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

          a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2014. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

          b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 11, 2011 - December 31, 2011	671,776	$48.72	$32.7
January 1, 2012 - December 31, 2012	459,252	50.27	23.1
January 1, 2013 - December 31, 2013	1,159,871	51.83	60.1
January 1, 2014 - September 30, 2014	2,453,224	57.97	142.2

	4,744,123		$258.1

        Following is a summary of stock repurchases made during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)(1)(2)
July 1 - 31, 2014	358,009	$61.46	358,009	$94,750
August 1 - 31, 2014	467,599	55.46	467,599	68,818
September 1 - 30, 2014	490,579	54.97	490,579	41,851

	1,316,187		1,316,187

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from October 1, 2014 through October 21, 2014, the Company made additional open market purchases of 358,128 shares of the Company's common stock at an aggregate cost of $19.6 million (excluding broker commissions).

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        On October 22, 2014 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. Stock repurchases under the program may be made from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self- imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2014	MAGELLAN HEALTH, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)