Form 10-K
period 2014-12-31
MAGELLAN HEALTH INC
filed 2015-02-26
CIK 19411

Use these links to rapidly review the document

MAGELLAN HEALTH, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Registrant's telephone number, including area code: (602) 572-6050

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Ordinary Common Stock ("common stock") held by non-affiliates of the registrant based on the closing price on June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.8 billion.

         The number of shares of Magellan Health, Inc.'s common stock outstanding as of February 23, 2015 was 26,665,409.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

MAGELLAN HEALTH, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

Item 1.    Business

        Magellan Health, Inc. ("Magellan") was incorporated in 1969 under the laws of the State of Delaware. Magellan's executive offices are located at 4800 Scottsdale Road, Suite 4400, Scottsdale, Arizona 85251, and its telephone number at that location is (602) 572-6050. References in this report to the "Company" include Magellan and its subsidiaries.

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans and other managed care organizations ("MCOs"), employers, labor unions, various military and governmental agencies, third party administrators, consultants and brokers. The Company's business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Healthcare

        Two of the Company's segments are in the managed healthcare business. This line of business reflects the Company's: (i) management of behavioral healthcare services, and (ii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care ("MCC"). The Company's coordination and management of physical and behavioral healthcare includes services provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to enhance the healthcare experience for individuals in need of care, while at the same time managing the cost of these services for our customers. The treatment services provided through the Company's provider network include outpatient programs, intermediate care programs, inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

        The Company's integrated management of physical and behavioral healthcare includes full service health plans which provide for the holistic management of special populations. These special populations include individuals with serious mental illness ("SMI"), those covered under both Medicare and Medicaid (dual eligibles), those eligible for long term care and other populations with unique and often complex healthcare needs.

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

        The managed healthcare business includes the following two segments, which are differentiated based on the services provided and/or the customers served:

        Commercial.    The Managed Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans, insurance companies and MCOs for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, military and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of December 31, 2014, Commercial's covered lives were 2.7 million, 14.3 million and 13.3 million for risk-based, ASO and EAP products, respectively. For the year ended December 31, 2014, Commercial's revenue was $362.6 million, $127.0 million and $184.4 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Managed Healthcare Public Sector segment ("Public Sector") generally reflects: (i) the management of behavioral health services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies, and (ii) the integrated management of physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of December 31, 2014, Public Sector's covered lives were 1.4 million and 1.8 million for risk-based and ASO products, respectively. For the year ended December 31, 2014, Public Sector's revenue was $1.6 billion and $55.6 million for risk-based and ASO products, respectively.

Specialty Solutions

        The Specialty Solutions segment ("Specialty Solutions") generally reflects the management of the delivery of diagnostic imaging (radiology benefits management or "RBM") and a variety of other specialty areas such as radiation oncology, obstetrical ultrasound, cardiology and musculoskeletal management to ensure that such services are clinically appropriate and cost effective. The Company's Specialty Solutions services are currently provided under contracts with health plans and insurance companies for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its Specialty Solutions services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the services. As of December 31, 2014, covered lives for Specialty Solutions were 6.5 million and 14.2 million for risk-based and ASO products, respectively. For the year ended December 31, 2014, revenue for Specialty Solutions was $423.6 million and $47.7 million for risk-based and ASO products, respectively.

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Management's services include (i) traditional pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, Pharmacy Management has subcontract arrangements to provide PBM services for certain Public Sector customers.

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements. During 2014, Pharmacy Management paid 9.5 million adjusted commercial network claims in the Company's PBM business. As of December 31, 2014, the Company had a generic dispensing rate of 83.6 percent within its commercial PBM business. In addition, during 2014, the Company paid 68.5 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. In addition, as of December 31, 2014, Pharmacy Management served 0.8 million commercial PBM members, 9.6 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

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

Acquisition of Partners Rx Management LLC

        Pursuant to the September 6, 2013 Agreement and Plan of Merger (the "Merger Agreement") with Partners Rx Management, LLC ("Partners Rx"), on October 1, 2013 the Company acquired all of the outstanding ownership interests of Partners Rx. Partners Rx is a full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through third party administrators, consultants and brokers. As consideration for the transaction, the Company paid $99.3 million in cash, including net receipts of $0.7 million for working capital adjustments. The Company funded the acquisition with cash on hand.

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

        Prior to December 31, 2013, the Company held a 7% equity interest in AlphaCare through a previous equity investment of $2.0 million in preferred membership units of AlphaCare's previous holding company, AlphaCare Holdings, LLC on May 17, 2013. The Company also previously loaned $5.9 million to AlphaCare Holdings, LLC. As part of the Stock Purchase Agreement, AlphaCare Holdings, LLC was reorganized into a Delaware corporation, and on December 31, 2013 the preferred membership units and the loan were converted into Series A Participating Preferred Stock ("Series A Preferred") of AlphaCare Holdings and the Company purchased an additional $17.4 million of Series A Preferred. During 2014, the Company purchased $2.2 million in common shares from the minority owners of AlphaCare. During 2014, the Company also purchased an additional $8.9 million in shares of Series B Participating Preferred Stock and Series C Participating Preferred Stock issued by AlphaCare Holdings. As of December 31, 2014, the Company held a 75% voting interest and the remaining shareholders held a 25% voting interest in AlphaCare Holdings.

        Based on the Company's 75% equity and voting interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Public Sector segment.

        For further discussion, see Note 3—"Acquisitions" to the consolidated financial statements set forth elsewhere herein.

Acquisition of CDMI, LLC

        Pursuant to the March 31, 2014 purchase agreement (the "CDMI Agreement") with CDMI, LLC ("CDMI") on April 30, 2014 the Company acquired all of the outstanding equity interests of CDMI. CDMI provides a range of clinical consulting programs and negotiates and administers drug rebates for managed care organizations and other customers. As consideration for the transaction, the Company paid a base price of $201.1 million, including net receipts of $3.9 million for working capital adjustments. Pursuant to the CDMI Agreement, the sellers and certain key management of CDMI purchased a total of $80.0 million in Magellan restricted common stock, which will generally vest over a 42-month period, conditioned upon continued employment. In addition to the base purchase price, the CDMI Agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion, and gross profit milestones through December 31, 2016.

        The Company reports the results of operations of CDMI within its Pharmacy Management segment.

        For further discussion, see Note 3—"Acquisitions" to the consolidated financial statements set forth elsewhere herein.

Other Acquisitions

        Pursuant to the July 1, 2014 purchase agreement (the "Cobalt Agreement") with Cobalt Therapeutics, LLC ("Cobalt"), the Company acquired all of the outstanding equity interests of Cobalt. Cobalt provides computerized cognitive behavioral therapy self-service programs. As consideration for the transaction, the Company paid a base price of $8.0 million in cash, subject to working capital adjustments. In addition to the base purchase price, the Cobalt Agreement provides for potential contingent payments up to a maximum aggregate amount of $6.0 million. The potential future payments are contingent upon engagement of new members and new contract execution through June 30, 2017. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period as required.

        The Company reports the results of operations of Cobalt within its Commercial segment.

        For further discussion, see Note 3—"Acquisitions" to the consolidated financial statements set forth elsewhere herein.

Industry

        According to the Centers for Medicare and Medicaid Services ("CMS"), U.S. healthcare spending was projected to have increased 5.6 percent to $3.1 trillion in 2014, representing nearly 17.6 percent of the gross domestic product. With the uncertain economic environment, rising healthcare costs, increased fiscal pressures on federal and state governments, and the uncertainty around the full implementation of healthcare reform, healthcare spending will continue to be one of the greatest pressing issues for the American public and government agencies. The rapidly evolving clinical and technological environment demands the expertise of specialized healthcare management services to provide both high-quality and affordable care.

        Over the last several years, the Company has transformed itself into a healthcare management business focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special populations with complex care needs.

Business Strategy

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. It currently provides managed behavioral healthcare, specialty solutions, and pharmacy management services as well as integrated healthcare management for special populations. The Company's strategy is to expand its integrated management programs for special populations, expand its pharmacy management business, and further grow its other existing businesses. The Company believes that certain of its clients may prefer to consolidate outsourced vendors, and that as a vendor offering multiple outsourced products, it will have a competitive advantage in the market. The Company seeks to grow its managed healthcare business through the following initiatives:

        Expanding integrated management services provided to special populations through its Magellan Complete Care business.    The Company, through Magellan Complete Care, seeks to expand its focus on the clinically integrated management of complex populations including individuals with SMI, dual-eligibles, those eligible for long-term care, and other unique, high-cost populations. These programs holistically manage the behavioral and physical health care, including drug spend, of special populations and utilize the Company's unique expertise to improve health outcomes and lower costs. The Company believes its significant Medicaid, behavioral health and pharmacy experience will enable it to further develop and market programs to manage these special populations. The Company is developing independent special population management capabilities and may enter into partnerships, joint ventures, or acquisitions that facilitate this effort. The Company believes it is positioned to grow its membership and revenues in the integrated care management of special populations over the long term.

        Expanding the Pharmacy Management business.    The Company has operated in both the specialty pharmaceutical management and Medicaid pharmacy benefits management businesses for several years and acquired a commercial pharmacy benefit management company in October of 2013. The Company has integrated all of these businesses, leveraging their strength and assets, and has built out its commercial pharmacy benefit management capabilities in order to expand its presence in the pharmaceutical marketplace. This business segment offers clinical and financial management solutions that help customers manage the quality and cost of pharmaceutical care for any drug, under any benefit, at any site of service. Pharmacy Management provides a comprehensive suite of solutions, including traditional pharmacy benefit management; pharmacy benefit administration for state Medicaid and other government sponsored programs; specialty pharmacy solutions including formulary and rebate management solutions and specialty dispensing; and its medical pharmacy management product, which manages the cost and quality of therapeutic interventions for complex conditions covered under the medical benefit. These products are available individually, in combination, or in a fully integrated manner. The Company is marketing its pharmacy management products to existing and new health plans, employer groups, state governments, exchanges, Medicaid managed care organizations, third party administrators, brokers and consultants. The Company continues to cross-sell Pharmacy Management products to its other segments' customer base.

        Continued growth in our other existing businesses.    The Company has operated in both the commercial and public sectors of managed behavioral healthcare by ensuring the delivery of quality outcomes and appropriate care through its unique behavioral healthcare expertise in managing clinical care, provider networks, claims, and customer service. The Company focuses on continually developing and providing innovative and cost effective solutions to its customers, and expanding into new markets. Through its Commercial behavioral segment, the Company seeks to provide a superior outsourced behavioral health management alternative to its health plan, employer, and government customers. The Company has expanded its product offerings including population health solutions for Autism Spectrum Disorders, caregivers, managed long term care, military, seriously mentally ill, suicide prevention, child welfare programs and computerized cognitive behavioral therapy. Through its Public Sector segment, the Company seeks to help state and local governments deal with their fiscal pressures resulting from increasing Medicaid enrollment and rising behavioral healthcare costs. The Company intends to continue marketing both its risk-based and ASO products, as well as new products, to its existing customer base and new customers, and to cross-sell its behavioral product portfolio to its other segments' customer base.

        In Specialty Solutions, the Company's strategy is to deliver innovative and clinically appropriate management programs that create value for its clients through the reduction in the number of inappropriate services and by ensuring the delivery of appropriate services through quality providers. The Company seeks to distinguish itself in the marketplace through a focus on clinical excellence, provider partnerships, product and service innovation, and consumer engagement. The Company continues to expand its product portfolio beyond diagnostic imaging with customer-focused solutions in new areas of medical management including radiation oncology therapy management, cardiac management, obstetrical ultrasound management, musculoskeletal management, genetic testing, and other relevant areas. In addition to selling its programs to new customers, the Company's growth strategy is also focused on continuing to develop innovative new products and to expand membership with current customers, upsell additional products to existing customers, and cross-sell to its other segments' customer base.

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

        The Company's contract with the State of Arizona as the Regional Behavioral Health Authority in Maricopa County (the "Maricopa Contract") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2013. The Maricopa Contract terminated on March 31, 2014. The Company provides behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the "Iowa Contracts"). The Iowa Contracts generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2014.

        The Company also has significant concentrations of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid Program. See further discussion related to these significant customers in "Risk Factors—Reliance on Customer Contracts." In addition, see "Risk Factors—Dependence on Government Spending" for discussion of risks to the Company related to government contracts.

Provider Network

        The Company's managed behavioral healthcare services, integrated healthcare services and EAP treatment services are provided by a contracted network of third-party providers, including physicians, psychiatrists, psychologists, other behavioral and physical health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company's network consists of approximately 155,000 healthcare providers, including facility locations, providing various levels of care nationwide. The Company's network providers are almost exclusively independent contractors located throughout the local areas in which the Company's customers' beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs.

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

Competition

        The Company's business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including HMOs, preferred provider organizations ("PPOs"), third-party administrators ("TPAs"), independent practitioner associations ("IPAs"), multi-disciplinary medical groups, PBMs, healthcare information technology solutions, and other specialty healthcare and managed care companies. Many of the Company's competitors, particularly certain insurance companies, HMOs, technology companies, and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company competes based upon quality and reliability of its services, a focus on clinical excellence, product and service innovation and proven expertise in its business lines. The Company may also encounter competition in the future from new market entrants. In addition, some of the Company's customers that are managed care companies may seek to provide specialty managed healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely to a significant degree on price increases to achieve revenue growth, and expects to continue experiencing pricing pressures.

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2014 to June 17, 2015. The general liability policy is written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one-year term for the period June 17, 2014 to June 17, 2015. The general liability policy is written on an "occurrence" basis and the professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

        The Company maintains separate professional liability insurance policies with unaffiliated insurers for its Maricopa Contract business for the behavioral health direct care facilities, all of which were divested at various times prior to September 1, 2009. The Maricopa Contract professional liability insurance policies effective dates were from September 1, 2008 to September 1, 2009. The Company purchased a five-year extended reporting period for the professional liability policies effective September 1, 2009 for the period September 1, 2009 to September 1, 2014, subject to a $0.5 million per claim un-aggregated self-insured retention. The Company extended the reporting period for the professional liability policies for an additional two-year period to September 1, 2016, subject to a $0.5 million per claim un-aggregated self-insured retention. The professional liability policies are written on a "claims-made" basis.

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

Regulation

General

        The Company's operations are subject to extensive and evolving state and federal laws and regulation in the jurisdictions in which we do business. The Company believes its operations are structured to comply in all material respects with applicable laws and regulations and that it has obtained all licenses and approvals that are material to the operation of its business. However, regulation of the healthcare industry is constantly evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company's business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company's business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional licensure requirements and/or regulation. Failure to comply with applicable regulatory requirements could have a material adverse affect on the Company.

State Licensure and Regulation

        The Company is subject to certain state laws and regulations governing the licensing of insurance companies, HMOs, PPOs, TPAs, PBMs, pharmacies and companies engaged in utilization review. In addition, the Company is subject to state laws and regulations concerning the licensing of healthcare professionals, including restrictions on business corporations from providing, controlling or exercising excessive influence over healthcare services through the direct employment of physicians, psychiatrists or, in certain states, psychologists and other healthcare professionals. These laws and regulations vary considerably among states, and the Company may be subject to different types of laws and regulations depending on the specific regulatory approach adopted by each state to regulate the managed care and pharmaceutical management businesses and the provision of healthcare treatment services. In addition, the Company is subject to certain federal laws and regulations, including federal laws and regulations in connection with its role in managing its customers' employee benefit plans, Medicaid, Medicare, health insurance and laws and regulations impacting federal government contracts.

        Further, certain regulatory agencies having jurisdiction over the Company possess discretionary powers when issuing or renewing licenses or granting approval of proposed actions such as mergers, a change in ownership, and certain intra-corporate transactions. One or multiple agencies may require as a condition of such license or approval that the Company cease or modify certain of its operations or modify the way it operates in order to comply with applicable regulatory requirements or policies. In addition, the time necessary to obtain a license or approval varies from state to state, and difficulties in obtaining a necessary license or approval may result in delays in the Company's plans to expand operations in a particular state and, in some cases, lost business opportunities.

        The Company has sought and obtained licenses as a utilization review agent, single service HMO, TPA, PBM, Pharmacy, PPO, HMO and Health Insurance Company in one or more jurisdictions.

Numerous states in which the Company does business have adopted regulations governing entities engaging in utilization review. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment and other matters. Many states also license TPA activities. These regulations typically impose requirements regarding claims processing and payments and the handling of customer funds. Some states require TPA licensure for PBM entities as a way to regulate the PBM lines of business.

        Other states regulate PBMs through a PBM specific license. The Company has obtained these licenses as required to support the PBM business. Certain insurance licenses are required for the Company to pursue Medicare Part D business; this is discussed further in the pharmacy section of this document. In some cases, single purpose HMO licenses are required for the Company to take risk on business in that state. Some states require PPO or other network licenses to offer a network of providers in the state. Almost all states require licensure for pharmacies dispensing or shipping medications into the state. The Company has obtained all of these necessary licenses. To the extent that the Company operates or is deemed to operate in some states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth. Being licensed as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, mandated benefits, rate setting and other traditional insurance regulatory requirements.

        Regulators in a few states have adopted policies that require HMOs or, in some instances, insurance companies, to contract directly with licensed healthcare providers, entities or provider groups, such as IPAs, for the provision of treatment services, rather than with unlicensed intermediary companies. In such states, the Company's customary model of contracting directly is modified so that, for example, the IPAs (rather than the Company) contract directly with the HMO or insurance company, as appropriate, for the provision of treatment services.

        The National Association of Insurance Commissioners (the "NAIC") has developed a "health organizations risk-based capital" formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization's size and risk profile. The NAIC also adopted a model regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Certain states, for example, have adopted regulations based on the NAIC initiative, and as a result, the Company has been subject to certain minimum capital requirements in those states. Certain other states, such as Maryland, Texas, New York, Florida and New Jersey, have also adopted their own regulatory initiatives that subject entities, such as certain of the Company's subsidiaries, to regulation under state insurance laws. This includes, but is not limited to, requiring adherence to specific financial solvency standards. State insurance laws and regulations may limit the Company's ability to pay dividends, make certain investments, and repay certain indebtedness.

        Regulators may impose operational restrictions on entities granted licenses to operate as insurance companies or HMOs. For example, the California Department of Managed Health Care has imposed certain restrictions on the ability of the Company's California subsidiaries to fund the Company's operations in other states, to guarantee or cosign for the Company's financial obligations, or to pledge or hypothecate the stock of these subsidiaries and on the Company's ability to make certain operational changes with respect to these subsidiaries. In addition, regulators of certain of the Company's subsidiaries may exercise certain discretionary rights under regulations including, without limitation, increasing its supervision of such entities, requiring additional restricted cash or other security.

        The licensing process under state insurance laws can be lengthy and the Company could experience a material adverse effect on its operating results and financial condition while its license applications are pending as we apply for new licenses to support business growth. In addition, failure to obtain and maintain required licenses typically also constitutes an event of default under the Company's contracts with its customers. The loss of business from one or more of the Company's major customers as a result of such an event of default or otherwise could have a material adverse effect on the Company. Licensure requirements may increase the Company's cost of doing business in the event that compliance requires the Company to retain additional personnel to meet the regulatory requirements and to take other required actions and make necessary filings. Although compliance with licensure regulations has not had a material adverse effect on the Company, there can be no assurance that specific laws or regulations adopted in the future would not have such a result.

        The provision of healthcare treatment services by physicians, psychiatrists, psychologists, pharmacists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals, who provide healthcare treatment on behalf of or under contracts with the Company, and the case managers and other personnel of the health services business, are in compliance with the applicable state licensing requirements and current interpretations thereof. Regulations imposed upon healthcare providers include but are not limited to, provisions relating to the conduct of, and ethical considerations involved in, the practice of psychiatry, psychology, social work and related behavioral healthcare professions, radiology, pharmacy, privacy, accreditation, government healthcare program participation requirements, reimbursements for patient services, Medicare, Medicaid, federal and state laws governing fraud, waste and abuse and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. However, there can be no assurance that changes in such requirements or interpretations thereof will not adversely affect the Company's existing operations or limit expansion. With respect to the Company's employee assistance crisis intervention program, additional licensing of clinicians who provide telephonic assessment or stabilization services to individuals who are calling from out-of-state may be required if such assessment or stabilization services are deemed by regulatory agencies to be treatment provided in the state of such individual's residence. The Company believes that any such additional licenses could be obtained.

        The laws of some states limit the ability of a business corporation to directly provide, control or exercise excessive influence over healthcare services through the direct employment of physicians, psychiatrists, psychologists, or other healthcare professionals, who are providing direct clinical services. In addition, the laws of some states prohibit physicians, psychiatrists, psychologists, or other healthcare professionals from splitting fees with other persons or entities. These laws and their interpretations vary from state to state and enforcement by the courts and regulatory authorities may vary from state to state and may change over time. The Company believes that its operations as currently conducted are in compliance with the applicable laws. However, there can be no assurance that the Company's existing operations and its contractual arrangements with physicians, psychiatrists, psychologists and other healthcare professionals will not be successfully challenged under state laws prohibiting fee splitting or the practice of a profession by an unlicensed entity, or that the enforceability of such contractual arrangements will not be limited. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations.

Employee Retirement Income Security Act ("ERISA")

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

        Numerous states require the licensing or certification of entities performing utilization review, TPA and PBM activities; however, certain federal courts have held that such licensing requirements are preempted by ERISA. ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company's activities in some states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review or TPA activities. In some states, the Company has licensed its self-funded pharmacy related business as a TPA after a review of state regulatory requirements and case law. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

        Some of the state regulatory requirements described herein may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. As a result, the Company could be subject to overlapping federal and state regulatory requirements with respect to certain of its operations and may need to implement compliance programs that satisfy multiple regulatory regimes. The Company believes that it is in compliance with ERISA and that such compliance does not currently have a material adverse effect on its operations. However, there can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA will not have a material adverse effect on the Company.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and Other Privacy Regulation

        HIPAA requires the Secretary of the Department of Health and Human Services ("HHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. Confidentiality and patient privacy requirements are particularly strict in the Company's behavioral managed care business. Oversight responsibilities for HIPAA compliance are handled by the Company's Corporate Compliance Department. The Company believes it is currently in compliance with the provisions of HIPAA.

        The Health Information Technology for Economic and Clinical Health Act ("HITECH Act") passed as part of the American Recovery and Reinvestment Act of 2009 represents a significant expansion of the HIPAA privacy and security laws. The HITECH Act provisions contain multiple effective dates. The Company believes it is currently in compliance with those provisions of the HITECH Act and associated regulations that are currently in effect including the January 2013 "Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules under the Health Information Technology for Economic and Clinical Health Act" Rule, and will be in compliance with those portions of the law and regulations that become effective in the future. The Company believes that it can comply with future changes in these laws and regulations; however, there can be no assurance that compliance with such future laws and regulations would not have a material adverse effect on its operations.

        The privacy regulation under HIPAA generally does not preempt state law except under the following limited circumstances: (i) the privacy rights afforded under state law are contrary to those provided by HIPAA so that compliance with both standards is not possible and (ii) HIPAA's privacy protections are more stringent than the state law in question. Because many states have privacy laws that either provide more stringent privacy protections than those imposed by HIPAA or laws that can be followed in addition to HIPAA, the Company must address privacy issues under HIPAA and state law as well. The Company believes it is in compliance with all applicable state laws governing privacy and security.

        In addition to HIPAA and the HITECH Act, the Company is also subject to federal laws and regulations governing patient records involving substance abuse treatment, as well as other federal privacy laws and regulations. The Company believes that it is currently in compliance with these applicable laws and regulations.

Fraud, Waste and Abuse Laws

        The Company is subject to federal and state laws and regulations protecting against fraud, waste, and abuse. Fraud, waste and abuse prohibitions cover a wide range of activities, including kickbacks and other inducements for referral of members or the coverage of products, billing for unnecessary services by a healthcare provider and improper marketing. Companies involved in public health care programs such as Medicare and Medicaid are required to maintain compliance programs to detect and deter fraud waste and abuse, and are often subject to audits. The regulations and contractual requirements applicable to the Company in relation to these programs are complex and subject to change.

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

        The federal civil monetary penalty ("CMP") statute provides for civil monetary penalties for any person who provides something of value to a beneficiary covered under a federal health care program, such as Medicare or Medicaid, in order to influence the beneficiary's choice of a provider. For example, our HMO and specialty pharmacy business are subject to the CMP statute.

        ERISA, to which certain of our customers' services are subject, generally prohibits any person from providing to a plan fiduciary a remuneration in order to affect the fiduciary's selection of or decisions with respect to service providers. Unlike the federal healthcare Anti-Kickback Statute, ERISA regulations do not provide specific safe harbors and its application may be unclear.

        The Federal Civil False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower suits against providers under the Federal Civil False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Further, pursuant to the Patient Protection and Affordable Care Act ("ACA"), a violation of the Anti-Kickback Statute is also a per se violation of the Federal Civil False Claims Act. The Federal Civil False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors. Criminal provisions that are similar to the Federal Civil False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent. Even in situations where the Company does not directly provide services to beneficiaries of federally funded health programs and, accordingly, does not directly submit claims to the federal government, it is possible that the Company could nevertheless become involved in a situation where false claim issues are raised based on allegations that it caused or assisted a government contractor in making a false claim.

        The Company is subject to certain provisions of the Deficit Reduction Act of 2005 (the "Act"). The Act requires entities that receive $5 million or more in annual Medicaid payments to establish written policies that provide detailed information about the Federal Civil False Claims Act and the remedies thereunder, as well as any state laws pertaining to civil or criminal penalties for false claims and statements, the "whistleblower" protections afforded under such laws, and the role of such laws in preventing and detecting fraud, waste and abuse. The written policies are to be disseminated to all employees, contractors and agents which or who, on behalf of the entity, furnishes, or otherwise authorizes the furnishing of, Medicaid healthcare items or services, performs billing or coding functions, or is involved in the monitoring of healthcare provided by the entity. In addition, any such entity that has an employee handbook must include a specific discussion of the federal and state false claims laws, the rights of an employee to be protected as a whistleblower and the entity's policies and procedures for detecting and preventing fraud, waste, and abuse.

        On July 21, 2010, the President of the United States signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Under the law, those with independent knowledge of a financial fraud committed by a business required to report to the U.S. Securities and Exchange Commission ("SEC") or the U.S. Commodity Futures Trading Commission ("CFTC") may be entitled to a percentage of the money recovered. Included in Dodd-Frank are provisions which protect employees of publicly traded companies from retaliation for reporting securities fraud, fraud against shareholders and violation of the SEC rules/regulations. Dodd-Frank also amends the Sarbanes-Oxley Act ("SOX") and Federal Civil False Claims Act to expand their whistleblower protections. On May 25, 2011, the SEC adopted final rules (the "Rules") for the expanded whistleblower program established by Dodd-Frank. The Company believes it is in compliance with these Rules.

        Many states have laws and/or regulations similar to the federal fraud, waste and abuse laws described above. Sanctions for violating these laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

        The Company has a corporate compliance and ethics program, policies and procedures and internal controls in place designed to ensure that the Company conducts business appropriately, and the Company believes it is in substantial compliance with the legal requirements imposed by all of these laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

Mental Health Parity

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Domenici Mental Health Parity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g. limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This law does not require coverage for mental health or substance abuse disorders, but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. Under the ACA non-grandfathered individual and small group plans (both on and off of the Exchange) are required to provide mental health and substance use disorder benefits as essential health benefits. These mandated benefits under the ACA must be provided at parity in these plans. Under the ACA, grandfathered individual plans are required to comply with parity if they offer behavioral health benefits. Grandfathered small group plans are exempt from requirements to provide essential health benefits and parity requirements. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. On February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Interim Final Rules interpreting the MHPAEA ("IFR"). The IFR applies to ERISA plans and insured business. A State Medicaid Director Letter was issued in January 2013 discussing applicability of parity to Medicaid managed care plans, SCHIP plans and Alternative Benefit (Benchmark) Plans. It is possible that some states will change their behavioral health plan benefits or management techniques as a result of this letter. On November 13, 2013 the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Final Rules on the MHPAEA. The Health Insurance Exchange regulations provide that plans offered on the exchange must offer behavioral health benefits that are compliant with federal parity law. The IFR included some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations, and prohibiting separate but equal deductibles. The Final Rules affirmed the content of the IFR with a few changes and some additional clarifications on the regulator's intent. The Company believes it is in compliance with the requirements of the IFR and the Final Rules. The Company anticipates that a parity regulation relating to Managed Medicaid business will be released in 2015. The Company's risk contracts do allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

Health Care Reform

        The ACA is a broad and sweeping piece of legislation creating numerous changes in the healthcare regulatory environment. To date, numerous regulations implementing provisions of the ACA have been released in addition to many requests for information, frequently asked questions and other informational notices. Some of these regulations, most notably the Medical Loss Ratio regulations, the Internal Claims and Appeals and External Review Processes Regulations, and Health Insurance Exchanges have an impact on the Company and its business. Others, such as the regulation on dependent coverage to age 26 and coverage of preventative health services, could impact the nature of the members that we serve and the utilization rates. Medicaid expansion under the ACA has had some impact on the Company's Medicaid business. The Company has behavioral health and radiology customers that are participating in the state and federal Health Insurance Exchanges. The Company has taken necessary steps to support our customers in their administration of these new plans. The

Supreme Court will decide the issue of continuing to allow premium tax credits for enrollees in the states that have federally facilitated exchanges. If these credits are no longer permitted in the federally facilitated exchanges it will impact customers of the Company that are participating in these exchanges and the Company as a vendor to these plans.

        The ACA also contains provisions related to fees that impact the Company's direct public sector contracts and provisions regarding the non-deductibility of those fees. Our state public sector customers have made rate adjustments to cover the direct costs of these fees and a majority of the impact from non-deductibility of such fees for federal income tax purposes. There may be some impact due to taxes paid for non-renewing customers where the timing and amount of recoupment of these additional costs is uncertain. There can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company.

Federal and State Medicaid Laws and Regulations

        The Company directly contracts with various states to provide Medicaid services to states. In addition, the Company directly contracts with various states to provide Medicaid managed care services to state Medicaid beneficiaries. As such, it is subject to certain federal and state laws and regulations affecting Medicaid as well as state contractual requirements. The Company believes it is in compliance with these laws, regulations, and contractual requirements.

        The Company also is a sub-contractor to health plans that provide Medicaid managed care services to state Medicaid beneficiaries. In the Company's capacity as a subcontractor with these health plans, the Company is indirectly subject to certain federal and state laws and regulations as well as contractual requirements pertaining to the operation of this business. If a state or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, the state or the health plan customer may require the Company to cease these activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that a state or health plan will not terminate the Company's business relationships insofar as they pertain to these services.

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

Medicare Laws and Regulations

        The Company is contracted with the CMS as a Medicare Advantage Organization to provide health services and prescription drug benefits to Medicare beneficiaries. The regulations and contractual requirements applicable to the Company and other participants in Medicare programs are complex and subject to change. CMS regularly audits its contractors' performance to determine compliance with contracts and CMS regulations, and to assess the quality of services provided to Medicare beneficiaries. The Company believes it substantially complies with all applicable federal laws, regulations and contractual requirements. However, CMS penalties for non-compliance include premium refunds, prohibiting a company from continuing to market and/or enroll members in the company's Medicare product, exclusion for participation in federally funded healthcare programs and other sanctions.

        The Company is also subcontractor to health plans that are Medicare Advantage Organizations and Medicare Prescription Drug Plans ("PDP") and provide benefits to Medicare beneficiaries. In the Company's capacity as a subcontractor with these health plans, the Company is indirectly subject to certain federal laws and regulations as well as contractual requirements pertaining to the operation of this business. If the CMS or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, CMS or the health plan customer may require the Company to cease these activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a health plan will not terminate the Company's business relationships insofar as they pertain to these services.

        The Company was approved by CMS to operate a Medicare PDP with respect to employer/union groups, beginning January 1, 2015. The Company has also applied to CMS to operate a PDP and offer Medicare Part D benefits to individual eligible beneficiaries in various CMS Regions. CMS has issued significant interpretive regulations and guidance regarding PDPs to which the Company is directly subject. If CMS determines that the Company has not performed satisfactorily, CMS may require the Company to cease its Part D activities or responsibilities under the contract. The Company can give no assurance as to whether its application will be approved. However, the Company believes that it will be in compliance with these requirements if approval is obtained and business operations commence.

        Moreover, in relation to its pharmaceutical management business, the Company contracts with PDPs and MA-PD plans (collectively, "Part D Plans") to provide various services. In the Company's capacity as a subcontractor with certain Part D Plan clients, the Company is subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If CMS or a Part D Plan determines that the Company has not performed satisfactorily as a subcontractor, CMS or the Part D Plan may require the Company to cease its Part D activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a Part D Plan will not terminate the Company's business relationships insofar as they pertain to Medicare Part D.

        CMS requires Part D Plans to report all price concessions received for PBM services. The applicable CMS guidance requires Part D Plans to contractually require the right to audit their PBMs as well as require full transparency as to manufacturer rebates and administrative fees paid for drugs or services provided in connection with the sponsor's plan, including the portion of such rebates retained by the PBM. Additionally, CMS requires Part D Plans to ensure through their contractual arrangements with first tier, downstream and related entities (which would include PBMs) that CMS has access to such entities' books and records pertaining to services performed in connection with Part D Plans. The CMS regulations also suggests that Part D Plans should contractually require their first tier, downstream and related entities to comply with certain elements of the Part D Plan's compliance program. The Company has not experienced and does not anticipate that such disclosure and auditing requirements, to the extent required by its Part D Plan partners, will have a materially adverse effect on the Company's business.

        The Company expects CMS and the U.S. Congress to continue to closely scrutinize each component of the Medicare program, modify the terms and requirements of the program and possibly seek to limit private insurers' role. Therefore, it is not possible to predict the outcome of any Congressional or regulatory activity, either of which could have a material adverse effect on the Company.

Other Federal and State Laws and Regulations

        Federal Laws and Regulations affecting Procurement.    The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company's failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs, and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company believes that it is in compliance with all applicable laws and regulations and that such compliance does not currently have a material adverse effect on its operations.

        The Company also provides services to various state Medicaid programs. Services procurement related to Medicaid programs is governed in part by federal regulations because the federal government provides a substantial amount of funding for the services. The Company's state customers risk loss of federal funding if the Company is not in compliance with federal regulations. The Company's non-compliance may also lead to unanticipated, negative financial consequences including corrective action plans or contract default risks. The Company believes the Company is in substantial compliance with various federal regulations and in compliance with contract provisions relating to the services provided by a commercial organization

        Federal PBM Transparency Laws.    Pursuant to the ACA, companies may participate in state and federally run health insurance exchanges. The Company has contracted to provide services to certain health insurance exchange products offered by insurers and may be subject to certain financial transparency and disclosure requirements. The ACA mandates that pharmacy benefit managers provide financial transparency and reporting in connection with Medicare Part D plans, as well as plans offered through exchanges. In the event that the Company is determined to be subject to these requirements, the Company does not anticipate that such requirements will have a materially adverse effect on the Company's business.

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

        State PBM Regulation.    States continue to introduce broad legislation to regulate PBM activities. This legislation encompasses some of the products offered by the pharmaceutical management business of the Company. Legislation in this area is varied and encompasses licensing, audit provision, potential fiduciary duties; pass through of cost savings and disclosure obligations. The District of Columbia has enacted a statute designed to impose certain fiduciary obligations on entities providing PBM services, although a federal appeals court has held the law to be pre-empted by ERISA. Maryland has also implemented comprehensive PBM registration and examination legislation. Other states require PBMs to register with the state or be licensed. The Company has obtained these licenses as necessary to support current business and future opportunities. Furthermore, numerous states subject PBMs to audit provisions and generally require certain financial disclosures. In some circumstances, claims or inquiries against PBMs have been asserted under state consumer protection laws, which exist in most states. The various state laws do not appear to be having a material adverse effect on the Company's pharmaceutical management business. However, the Company can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can the Company be certain that future regulations or interpretations of existing laws will not adversely affect its business.

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

        Prompt Pay Laws.    Under Medicare Part D and some state laws, the Company or customer may be required to pay network pharmacies within certain time periods and/or by electronic transfer instead of by check. The shorter time periods may negatively impact our cash flow. We cannot predict whether additional states will enact some form of prompt pay legislation.

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

        Additionally, most of the Company's pharmacy benefit management and dispensing contracts with its customers use "average wholesale price" ("AWP") as a benchmark for establishing pricing. At least one major third party publisher of AWP pricing data has ceased to publish such data in the past few years, and there can be no guarantee that AWP will continue to be an available pricing metric in the future. The discontinuance of AWP reporting by one data source has not had a material adverse affect on the Company's results of operations and the Company expects that were AWP data to no longer be available, other equitable pricing measures would be available to avoid a material adverse impact on the Company's business. Separately, CMS and several states have taken an interest in attempting to determine the "actual acquisition costs" of pharmacies. In 2012, CMS began conducting surveys and releasing preliminary data on pharmacy acquisition costs. At this time, the Company does not anticipate that actual acquisition cost surveys or pricing should materially adversely impact its operations, but it is too early to speculate what impact, if any, such a reimbursement shift might have in pharmacy reimbursement and/or costs in the future.

        Regulations Affecting the Company's Pharmacies.    The Company owns two pharmacies that provide services primarily to members of certain of the Company's health plan customers. The activities undertaken by the Company's pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the licensure and operation of mail order and non-resident pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. The Company's pharmacy facilities are located in Florida and New York and are duly licensed to conduct business in those states. Many states, however, require out-of-state mail order pharmacies to register with or be licensed by the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state, and some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. The Company holds mail order and non-resident pharmacy licenses where required. The Company also maintains Medicare and Medicaid provider licenses where required for the pharmacies to provide services to these plans.

        Regulation of Controlled Substances.    The Company's pharmacies must register with the United States Drug Enforcement Administration (the "DEA") and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires the Company to comply with the DEA's security, recordkeeping, inventory control, and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

Employees of the Registrant

        At December 31, 2014, the Company had approximately 6,600 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

History

        Magellan was incorporated in 1969 under the laws of the State of Delaware. The Company is engaged in the healthcare management business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. As a result of certain acquisitions and material growth since 2005, the Company expanded into integrated healthcare management for special populations, specialty solutions and pharmacy management.

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

        Substantially all of the Company's net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for 65.0 percent, 63.1 percent and 52.2 percent of the Company's net revenue in the years ended December 31, 2012, 2013 and 2014, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company's net revenue and have a material adverse effect on the Company's liquidity, profitability and financial condition.

Significant Customers

  Consolidated Company

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members pursuant to the Maricopa Contract. The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract terminated on March 31, 2014. The Maricopa Contract generated net revenues of $758.3 million, $755.0 million and $216.6 million for the years ended December 31, 2012, 2013 and 2014, respectively.

        The Iowa Contracts generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2014. The Company currently has two contracts; the Iowa Medicaid Contract and Iowa Medicaid Integrated Health Home Provider Agreement ("IHH Agreement"). Under the Iowa Medicaid Contract, the Company is responsible for providing managed mental health and substance abuse treatment to enrollees under a Medicaid 1915(b) waiver, as well as substance abuse treatment services plan funded by federal block grant and state appropriations under the authority of the Iowa Department of Public Health. The Iowa Health and Wellness Plan for members who qualify as an "exempt individual", as defined in 441 of the Iowa Administrative Code, were also added to the contract on January 1, 2014. The latest Iowa Medicaid Contract began on January 1, 2010 and extends through June 30, 2015 unless sooner terminated by the parties. The Iowa Department of Human Services and the Iowa Department of Public Health has the right to terminate the Iowa Medicaid Contract upon thirty days notice for any reason or no reason at all. We expect that the Iowa Medicaid Contract will be extended to coincide with the start date of new Iowa High Quality Healthcare Initiative, as discussed below, however there can be no assurance that the Iowa Medicaid Contract will be extended. Under the IHH Agreement, the Company establishes a health home for individuals identified with serious and persistent mental illness through enrolled provider organizations capable of providing enhanced care. The IHH Agreement began on July 1, 2013 and extends through June 30, 2016 unless sooner terminated by either party with 60 days notice for any reason or no reason at all. The IHH program is part of the new Iowa High Quality Healthcare Initiative and we expect that the end of the IHH agreement will coincide with the start date of the new initiative. The Iowa Contracts generated net revenues of $240.2 million, $321.1 million and $465.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

        On February 16, 2015 the Iowa Department of Human Services (the "Agency") released the Iowa High Quality Healthcare Initiative Request for Proposal ("RFP"). The Agency intends to contract on a statewide basis with two to four successful bidders with a demonstrated capacity to coordinate care and provide quality outcomes for the Medicaid and Children's Health Insurance Program ("CHIP")

populations. The program will enroll the majority of the Iowa Medicaid and CHIP populations and will also provide services for individuals qualifying for Iowa Department of Public Health ("IDPH") funded substance abuse services. The anticipated start of the contract is January 1, 2016 for an initial period of three years and the ability for the Agency to extend the contract for two additional two year terms. The RFP includes the services provided by the Company's current Iowa Contracts. The Company intends to submit a proposal on this RFP. There can be no assurance that the Company will be awarded a contract pursuant to the RFP, or that the terms of any contract awarded pursuant to the RFP will be similar to the current Iowa Contracts.

  By Segment

        In addition to the Maricopa Contract and the Iowa Contracts previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2012, 2013 and 2014 (in thousands):

Segment	Term Date	2012		2013		2014
Commercial
Customer A	June 30, 2014(1)	$192,415		$207,080		$110,153
Customer B	December 31, 2019	134,885		141,444		184,981
Customer C	August 14, 2017	12,722	*	70,390	*	107,247
Customer D	December 14, 2013(1)	118,351		74,203	*	—
Customer E	December 31, 2017	67,959	*	71,085	*	67,426
Public Sector
Customer F	December 31, 2018(2)	133,864	*	128,607	*	253,661
Specialty Solutions
Customer G	December 31, 2017(3)	117,739		130,895		146,930
Customer H	June 30, 2016(4)	60,094		55,078		33,492	*
Customer I	June 30, 2017	57,455		61,838		76,580
Customer A	November 30, 2016	1,339	*	6,399	*	54,413
Customer J	January 31, 2016	38,366		47,311		52,310
Pharmacy Management
Customer K	April 4, 2015 to December 31, 2015(5)	129,209		133,724		123,812
Customer L	December 31, 2013(6)	60,350		59,125	*	14,312	*
Customer E	December 31, 2013(6)	73,785		92,647		2,612	*
Customer M	March 31, 2014(1)(7)	69,090		66,153	*	18,055	*
Customer N	December 16, 2016	—		—		171,936

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

(1)
The contract has terminated.

(2)
The Company had behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which were part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees will receive integrated healthcare services, and has phased out the behavioral healthcare programs under which the Florida Areas' contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program.

(3)
On December 31, 2014, this contract was amended and extended through December 31, 2017. Historically the Company provided services on a risk basis. Under the amended contract, the funding arrangement will be a combination of risk and ASO based services.

(4)
The contract transitioned from risk to ASO based services effective July 1, 2014.

(5)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(6)
The contract has terminated, however, the Company continues to provide services as the contract is transitioned to the new vendor.

(7)
This customer represented a subcontract with a Public Sector customer and was eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $354.1 million, $359.0 million and $369.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

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

        The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as "risk-based contracts" or "risk-based products," which include EAP services. These arrangements provided 78.3 percent, 79.4 percent and 67.8 percent of the Company's net revenue in the years ended December 31, 2012, 2013 and 2014, respectively.

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

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period. The 2014 Credit Facility contains a number of covenants.

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

        These restrictions could adversely affect the Company's ability to finance future operations or capital needs or engage in other business activities that may be in the Company's interest. The 2014 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2014 Credit Facility, pursuant to its terms, would result in an event of default. The 2014 Credit Facility is guaranteed by most of the Company's subsidiaries and is secured by most of the Company's assets and the Company's subsidiaries' assets.

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

        The ACA also contains provisions related to fees that impact the Company's direct public sector contracts and provisions regarding the non-deductibility of those fees. We believe that our state public sector customers will make rate adjustments to cover the direct costs of these fees and a majority of the impact from non-deductibility of such fees for federal income tax purposes. There may be some impact due to taxes paid for non-renewing customers where the timing and amount of recoupment of these additional costs is uncertain. There can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company.

Possible Impact of Federal Mental Health Parity—can significantly impact the Company's revenues or profitability.

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Dominici Mental Health Parity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This law does not require coverage for mental health or substance abuse disorders but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. Under the ACA non-grandfathered individual and small group plans (both on and off of the exchange) are required to provide mental health and substance use disorder benefits as essential health benefits. These mandated benefits under the ACA must be provided at parity in these plans. Under the ACA, grandfathered individual plans are required to comply with parity if they offer behavioral health benefits. Grandfathered small group plans are exempt from requirements to provide essential health benefits and parity requirements. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. On February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Interim Final Rules interpreting the MHPAEA ("IFR"). The IFR applies to ERISA plans and insured business. A State Medicaid Director Letter was issued in January 2013 discussing applicability of parity to Medicaid managed care plans, SCHIP plans and Alternative Benefit (Benchmark) Plans. It is possible that some states will change their behavioral health plan benefits or management techniques as a result of this letter. On November 13, 2013 the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Final Rules on the MHPAEA ("Final Rules"). The IFR included some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations, and prohibiting separate but equal deductibles. While some of the regulatory requirements in the IFR were not anticipated, the Company believes it is in compliance with the requirements of the IFR. The Company does not anticipate any significant impacts from the Final Rules however it is still reviewing and assessing the Final Rules with customers. The Company's risk contracts do allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

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

Cyber-Security -The Company faces risks related to a breach or failure in our operational security systems or infrastructure, or those of third parties with which we do business.

        Our business requires us to securely store, process and transmit confidential, proprietary, and other information in our operations. Security breaches may arise from computer hackers penetrating our systems to obtain personal information for financial gain, attempting to cause harm to our operations, or intending to obtain competitive information. Our systems are also subject to the attack of viruses, worms, and other malicious software programs. We maintain a comprehensive system of preventive and detective controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks. A breach or failure in our operational security systems may adversely impact the Company's financial condition and results of operations.

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

        The Company's total assets at December 31, 2014 reflect goodwill of approximately $566.1 million, representing approximately 27.1 percent of total assets. The Company completed its annual impairment analysis of goodwill as of October 1, 2014 noting that no impairment was identified.

        At December 31, 2014, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $133.7 million. Intangible assets are amortized over their estimated useful lives, which range from approximately one to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

        The Company maintains a program of insurance coverage against a broad range of risks in the Company's business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company's potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2014, the Company had approximately $143.0 million of such bonds outstanding. The Company's insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company's alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company's profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

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

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value. The Company's available-for-sale investment securities were $267.7 million and represented 12.8 percent of the Company's total assets at December 31, 2014.

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

        Adverse economic conditions in the debt markets may affect the Company's ability to refinance the Company's existing 2014 Credit Facility upon maturity July 23, 2019 on acceptable terms, or at all.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company currently leases approximately 900,000 square feet of office space comprising 49 offices in 24 states and the District of Columbia with terms expiring between January 2015 and January 2025. The Company's principal executive offices are located in Scottsdale, Arizona, which lease expires in October 2019. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since January 6, 2004, shares of the Company's Ordinary Common Stock, $0.01 par value per share ("common stock") have traded on the NASDAQ Stock Market under the symbol "MGLN." For further information regarding the Company's common stock, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. The following tables set forth the high and low closing bid prices of the Company's common stock as reported by the NASDAQ Stock Market for the years ended December 31, 2013 and 2014, as follows:

	Common Stock Sales Prices
	High	Low
2013
First Quarter	$54.23	$47.45
Second Quarter	56.75	48.72
Third Quarter	59.97	55.69
Fourth Quarter	61.44	56.91
2014
First Quarter	61.14	58.22
Second Quarter	63.06	54.77
Third Quarter	63.62	54.29
Fourth Quarter	62.38	52.78

        As of December 31, 2014, there were approximately 295 stockholders of record of the Company's common stock. The stockholders of record data for common stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

  Comparison of Cumulative Total Returns

        The following graph compares the change in the cumulative total return on the Company's common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor's ("S&P") 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P 500 Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31, 2009, and comparing relative values on December 31, 2010, 2011, 2012, 2013 and 2014. The Company did not pay any dividends during the period reflected in the graph. The common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Total Return

Comparison of Cumulative Five Year Total Return

	December 31,
	2009	2010	2011	2012	2013	2014
Magellan Health, Inc.	$100.00	$116.08	$121.46	$120.30	$147.09	$147.39
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Managed Health Care Index(1)	100.00	108.88	146.33	155.05	229.27	306.31

(1)
The S&P 500 Managed Health Care Index consists of Aetna, Inc., CIGNA Corp., Humana, Inc., UnitedHealth Group, Inc. and Anthem, Inc.

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

        On October 25, 2011 the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. On July 24, 2013 the Company's board of directors approved an increase and extension of the stock repurchase plan which authorized the Company to purchase up to $300 million of its outstanding stock through October 25, 2015. On November 21, 2014, the Company reached aggregate purchases of $300 million and the program was completed.

        Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 11, 2011 - December 31, 2011	671,776	$48.72	$32.7
January 1, 2012 - December 31, 2012	459,252	50.27	23.1
January 1, 2013 - December 31, 2013	1,159,871	51.83	60.1
January 1, 2014 - November 21, 2014	3,183,306	57.82	184.1

	5,474,205		$300.0

        On October 22, 2014 the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 24, 2014 - December 31, 2014	232,170	$60.65	$14.1

        Following is a summary of stock repurchases made during the three months ended December 31, 2014 (approximate dollar value of shares that may be purchased under the plans is reflected in millions):

Period	Total number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans(1)(2)
October 1–31, 2014	494,230	$55.74	494,230	$214.4
November 1–30, 2014	259,817	60.73	259,817	198.6
December 1–31, 2014	208,205	60.53	208,205	186.0

	962,252		962,252

(1)
Excludes broker commissions.

(2)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

        During the period from January 1, 2015 through February 23, 2015, the Company made additional open market purchases of 352,592 shares of the Company's common stock at an aggregate cost of $21.3 million (excluding broker commissions).

Dividends

        The Company did not declare any dividends during either of the years ended December 31, 2013 or 2014 and does not expect to pay a dividend in 2015. The Company is prohibited from paying dividends on its common stock under the terms of the 2014 Credit Facility, except in limited circumstances. The declaration and payment of any dividends in the future by the Company will be subject to the sole discretion of the Company's board of directors and will depend upon many factors, including the Company's financial condition, earnings, covenants associated with the Company's 2014 Credit Facility and any similar future agreement, legal requirements, regulatory constraints and other factors deemed relevant by the Company's board of directors. Moreover, should the Company pay any dividends in the future, there can be no assurance that the Company will continue to pay such dividends.

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

        On March 31, 2014, the Company and CDMI, LLC entered into a purchase agreement pursuant to which on April 30, 2014 the sellers and key management of CDMI purchased 1,433,946 shares of the Company's restricted stock for a total purchase price of $80 million. The aggregate number of shares issued was determined by dividing $80.0 million by the volume weighted average trading prices per share of Magellan's ordinary common stock on the NASDAQ as reported by Bloomberg US L.P. using its "Volume at Price" function over the five trading days ended on the trading day prior to the closing of the purchase agreement. The shares received by such sellers and key management of CDMI are subject to vesting over 42 months with 25% vesting after 18 months and 75% vesting after 42 months, conditioned on continued employment. The shares were issued to the sellers and key management of CDMI in a private placement pursuant to Section 4(a)(2) of the Securities Act.

Item 6.    Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2010, 2011, 2012, 2013 and 2014.

        Selected consolidated financial information for the years ended December 31, 2012, 2013 and 2014 and as of December 31, 2013 and 2014 presented below, have been derived from, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2010 and 2011 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with the Company's financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

 MAGELLAN HEALTH, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2011	2012	2013	2014
Statement of Operations Data:
Net revenue	$2,969,240	$2,799,400	$3,207,397	$3,546,317	$3,760,118
Cost of care	1,907,985	1,784,724	2,071,890	2,232,976	2,088,595
Cost of goods sold	218,630	232,038	328,414	455,601	732,949
Direct service costs and other operating expenses(1)	566,582	529,634	557,512	619,546	723,498
Depreciation and amortization	54,682	58,623	60,488	71,994	91,070
Interest expense	2,233	2,502	2,247	3,000	7,387
Interest and other income	(3,275)	(2,781)	(2,019)	(1,985)	(1,301)

Income before income taxes	222,403	194,660	188,865	165,185	117,920
Provision for income taxes	83,744	65,037	37,838	39,924	43,689

Net income	138,659	129,623	151,027	125,261	74,231
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	(5,173)

Net income attributable to Magellan Health, Inc.	$138,659	$129,623	$151,027	$125,261	$79,404

Net income per common share attributable to Magellan Health, Inc.:
Basic	$4.10	$4.25	$5.51	$4.63	$2.98
Diluted	$4.03	$4.17	$5.42	$4.53	$2.90

	December 31,
	2010	2011	2012	2013	2014
Balance Sheet Data:
Current assets	$858,487	$732,709	$871,418	$989,358	$1,167,549
Current liabilities	390,169	369,550	393,202	476,267	585,840
Property and equipment, net	111,814	118,022	136,548	172,333	171,916
Total assets	1,549,432	1,341,167	1,512,133	1,759,218	2,094,157
Total debt and capital lease obligations	559	—	—	26,725	271,521
Stockholders' equity	1,039,015	845,274	1,017,333	1,156,485	1,133,558

(1)
Includes stock compensation expense of $15.1 million, $17.4 million, $17.8 million, $21.3 million and $40.6 million in 2010, 2011, 2012, 2013 and 2014, respectively.

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

Business Overview

        Magellan Health, Inc. ("Magellan") was incorporated in 1969 under the laws of the State of Delaware. Magellan's executive offices are located at 4800 Scottsdale Road, Suite 400, Scottsdale, Arizona 85251, and its telephone number at that location is (602) 572-6050. References in this report to the "Company" include Magellan and its subsidiaries.

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans and other managed care organizations ("MCOs"), employers, labor unions, various military and governmental agencies, third party administrators, consultants and brokers. The Company's business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Healthcare

        Two of the Company's segments are in the managed healthcare business. This line of business reflects the Company's: (i) management of behavioral healthcare services, and (ii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care ("MCC"). The Company's coordination and management of physical and behavioral healthcare includes services provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to enhance the healthcare experience for individuals in need of care, while at the same time managing the cost of these services for our customers. The treatment services provided through the Company's provider network include outpatient programs, intermediate care programs, inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

        The Company's integrated management of physical and behavioral healthcare includes full service health plans which provide for the holistic management of special populations. These special populations include individuals with serious mental illness, dual eligibles, those eligible for long term care and other populations with unique and often complex healthcare needs.

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

        The managed healthcare business includes the following two segments, which are differentiated based on the services provided and/or the customers served:

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

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Management's services include (i) traditional pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, Pharmacy Management has subcontract arrangements to provide PBM services for certain Public Sector customers.

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

Acquisition of Partners Rx Management LLC

        Pursuant to the September 6, 2013 Agreement and Plan of Merger (the "Merger Agreement") with Partners Rx Management, LLC ("Partners Rx"), on October 1, 2013 the Company acquired all of the outstanding ownership interests of Partners Rx. Partners Rx is a full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through third party administrators, consultants and brokers. As consideration for the transaction, the Company paid $99.3 million in cash, including net receipts of $0.7 million for working capital adjustments. The Company funded the acquisition with cash on hand.

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

        Prior to December 31, 2013, the Company held a 7% equity interest in AlphaCare through a previous equity investment of $2.0 million in preferred membership units of AlphaCare's previous holding company, AlphaCare Holdings, LLC on May 17, 2013. The Company also previously loaned $5.9 million to AlphaCare Holdings, LLC. As part of the Stock Purchase Agreement, AlphaCare Holdings, LLC was reorganized into a Delaware corporation, and on December 31, 2013 the preferred membership units and the loan were converted into Series A Participating Preferred Stock ("Series A Preferred") of AlphaCare Holdings and the Company purchased an additional $17.4 million of Series A Preferred. During 2014, the Company purchased $2.2 million in common shares from the minority owners of AlphaCare. During 2014, the Company also purchased an additional $8.9 million in shares of Series B Participating Preferred Stock and Series C Participating Preferred Stock issued by AlphaCare Holdings. As of December 31, 2014, the Company held a 75% voting interest and the remaining shareholders held a 25% voting interest in AlphaCare Holdings.

        Based on the Company's 75% equity and voting interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Public Sector segment.

        For further discussion, see Note 3—"Acquisitions" to the consolidated financial statements set forth elsewhere herein.

Acquisition of CDMI, LLC

        Pursuant to the March 31, 2014 purchase agreement (the "CDMI Agreement") with CDMI, LLC ("CDMI"), on April 30, 2014 the Company acquired all of the outstanding equity interests of CDMI. CDMI provides a range of clinical consulting programs and negotiates and administers drug rebates for managed care organizations and other customers. As consideration for the transaction, the Company paid a base price of $201.1 million, including net receipts of $3.9 million for working capital adjustments. Pursuant to the CDMI Agreement, the sellers and certain key management of CDMI purchased a total of $80.0 million in Magellan restricted common stock, which will generally vest over a 42-month period, conditioned upon continued employment. In addition to the base purchase price, the CDMI Agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion, and gross profit milestones through December 31, 2016.

        The Company reports the results of operations of CDMI within its Pharmacy Management segment.

        For further discussion, see Note 3—"Acquisitions" to the consolidated financial statements set forth elsewhere herein.

Other Acquisitions

        Pursuant to the July 1, 2014 purchase agreement (the "Cobalt Agreement") with Cobalt Therapeutics, LLC ("Cobalt"), the Company acquired all of the outstanding equity interests of Cobalt. Cobalt provides computerized cognitive behavioral therapy self-service programs. As consideration for the transaction, the Company paid a base price of $8.0 million in cash, subject to working capital adjustments. In addition to the base purchase price, the Cobalt Agreement provides for potential contingent payments up to a maximum aggregate amount of $6.0 million. The potential future payments are contingent upon engagement of new members and new contract execution through June 30, 2017. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period as required.

        The Company reports the results of operations of Cobalt within its Commercial segment.

        For further discussion, see Note 3—"Acquisitions" to the consolidated financial statements set forth elsewhere herein.

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.5 billion, $2.7 billion and $2.6 billion for the years ended December 31, 2012, 2013 and 2014, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to ACA fees billed on a cost reimbursement basis. Revenues from these contracts approximated $151.4 million, $215.1 million and $290.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

        Block Grant Revenues.    The Maricopa Contract (as defined below) was partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $124.8 million, $131.5 million and $33.3 million for the years ended December 31, 2012, 2013 and 2014, respectively.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $25.4 million, $14.0 million and $12.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues for the years ended December 31, 2012, 2013 and 2014 were $40.2 million, $34.8 million and $43.6 million, respectively.

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

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. Prior to the year ended December 31, 2013 the Company had no PBM business. PBM revenues were $106.7 million and $575.7 million for the years ended December 31, 2013 and 2014, respectively.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $350.3 million, $376.6 million and $216.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	2012	2013	2014
Claims payable and IBNR, beginning of period	$157,099	$222,929	$242,229
Cost of care:
Current year	2,076,190	2,264,276	2,097,395
Prior years(3)	(4,300)	(31,300)	(8,800)

Total cost of care	2,071,890	2,232,976	2,088,595

Claim payments and transfers to other medical liabilities(1):
Current year	1,877,459	2,053,274	1,845,325
Prior years	128,601	160,402	206,696

Total claim payments and transfers to other medical liabilities	2,006,060	2,213,676	2,052,021

Claims payable and IBNR, end of period	222,929	242,229	278,803
Withhold receivables, end of period(2)	(24,500)	(13,888)	(321)

Medical claims payable, end of period	$198,429	$228,341	$278,482

(1)
For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company's results of operations for such periods.

(2)
Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.

(3)
Favorable development in 2012, 2013, and 2014 was $4.3 million, $31.3 million, and $8.8 million, respectively.

  Favorable prior year care development for 2012 was related to a favorable contract settlement of covered services, as well as lower medical trends and faster claims completion than originally assumed.

  Development for 2013 was impacted by several factors, including approximately $15.1 million of adjustments resulting from an annual reconciliation process with certain providers, $8.3 million of adjustments related to new contracts in 2012 for which we did not have historical claim payment patterns, and $7.9 million related to faster claims completion rates and lower medical cost trends than originally estimated. The annual reconciliation process for one of our Public Sector contracts, which contract terminated March 31, 2014, identified block payments to providers which exceeded the cost of care incurred by such providers; these particular provider contracts required the providers to return such excess block payments to the Company.

  Favorable prior year care development for 2014 was related to lower medical trends and faster claims completion than originally assumed in all business segments.

        Actuarial standards of practice require that the claim liabilities be adequate under moderately adverse circumstances. Adverse circumstances are situations in which the actual claims experience could be higher than the otherwise estimated value of such claims. In many situations, the claims paid amount experienced will be less than the estimate that satisfies the actuarial standards of practice. Any prior period favorable cost of care development related to a lack of moderately adverse conditions is excluded from "Cost of Care—Prior Years" adjustments, as a similar provision for moderately adverse conditions is established for current year cost of care liabilities and therefore does not generally impact net income.

        Care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company's December 31, 2014 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
–3%	$(9,000)	–3%	$(49,000)
–2%	(6,000)	–2%	(32,500)
–1%	(3,000)	–1%	(16,000)
1%	3,000	1%	16,000
2%	6,000	2%	32,500
3%	9,000	3%	49,000

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2014; however, actual claims payments may differ from established estimates.

        Other medical liabilities consist primarily of "reinvestment" payables under certain managed healthcare contracts with Medicaid customers and "profit share" payables under certain risk-based contracts. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to "reinvest" such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs. Under a contract with profit share provisions, if the cost of care is below certain specified levels, the Company will "share" the cost savings with the customer at the percentages set forth in the contract. In addition, certain contracts include provisions to provide the Company additional funding if the cost of care is above the specified levels.

Long-lived Assets

        Long-lived assets, including property and equipment and definite lived intangible assets to be held and used, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined by comparing the carrying value of these long-lived assets to management's best estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The cash flow projections used to make this assessment are consistent with the cash flow projections that management uses internally in making key decisions. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices for similar assets or the discounted present value of expected future cash flows.

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

        Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company's reporting units with goodwill as of December 31, 2014 comprised of Health Plan, Specialty Solutions, Pharmacy Management and Magellan Complete Care.

        The fair value of the Health Plan (a component of the Commercial segment), Specialty Solutions, and Magellan Complete Care (a component of the Public Sector segment) reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        The fair value of the Pharmacy Management reporting unit was determined using discounted cash flow, guideline company and similar transaction methods. Key assumptions for the discounted cash flow method are consistent with those described above. For the guideline company method, revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples for guideline companies were applied to the reporting unit's pro forma revenue and EDITDA for 2014, which represents actual results for the nine-month period ended September 30, 2014 and projected results for the three-month period ended December 31, 2014, and to the reporting unit's projected revenue and EBITDA for 2015. For the similar transaction method, revenue and EBITDA multiples based on merger and acquisition transactions for similar companies were applied to the reporting unit's pro forma revenue and EBITDA for 2014, which represents actual results for the nine-month period ended September 30, 2014 and projected results for the three-month period ended December 31, 2014. The weighting applied to the fair values determined using the discounted cash flow, guideline company and similar transaction methods to determine an overall fair value for the Pharmacy Management reporting unit was 75 percent, 22.5 percent and 2.5 percent, respectively. The weighting of each of the methods described above was based on the relevance of the approach. A change in the weighting would not change the outcome of the first step of the impairment test.

        As a result of the first step of the 2014 annual goodwill impairment analysis, the fair value of each reporting unit with goodwill exceeded its carrying value with a range of 40.0 percent to 66.5 percent. Therefore, the second step was not necessary.

        Goodwill for each of the Company's reporting units with goodwill at December 31, 2013 and 2014 were as follows (in thousands):

	2013	2014
Health Plan	$120,485	$129,042
Specialty Solutions	104,549	104,549
Pharmacy Management	242,290	311,636
Magellan Complete Care	20,882	20,879

Total	$488,206	$566,106

        The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2014 are reflected in the table below (in thousands):

	2013	2014
Balance as of beginning of period	$426,939	$488,206
Acquisition of Partners Rx(1)	40,385	254
Acquisition of AlphaCare Holdings(1)	20,882	(3)
Acquisition of CDMI	—	69,092
Acquisition of Cobalt	—	8,557

Balance as of end of period	$488,206	$566,106

(1)
Activity for the year ended December 31, 2014 represents measurement period adjustments.

Stock Compensation

        At December 31, 2013 and 2014, the Company had equity-based employee incentive plans, which are described more fully in Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. In addition, the Company issued restricted stock awards associated with the Partners Rx and CDMI acquisitions, which are described more fully in Item 5—"Recent Sales of Unregistered Securities". The Company recorded stock compensation expense of $21.3 million and $40.6 million for the years ended December 31, 2013 and 2014, respectively. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period.

        The Company estimates the fair value of substantially all stock options using the Black-Scholes-Merton option pricing model that employs certain factors including expected volatility of stock price, expected life of the option, risk-free interest rate and expected dividend yield. For the years ended December 31, 2013 and 2014, such volatility was based on the historical volatility of the Company's stock price. The expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

        The Company recognizes compensation expense for only the portion of options, restricted stock or restricted stock units that are ultimately expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company's estimated forfeiture rate for the years ended December 31, 2013 and 2014 was four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and a consolidated federal income tax return for AlphaCare and its parent, AlphaCare Holdings. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

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

        The Company has $3.0 million of federal net operating loss carryforwards ("NOLs") available to reduce its consolidated taxable income in 2015 and subsequent years. These NOLs will expire in 2017 through 2019 if not used and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). AlphaCare has $24.5 million of federal NOLs available to reduce its consolidated taxable income in 2015 and subsequent years. These NOLs will expire in 2033 through 2034 if not used and are subject to examination and adjustment by the IRS. The Company and its subsidiaries also have $160.5 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2015 and subsequent years. Most of these NOLs will expire in 2017 through 2034 if not used and are subject to examination and adjustment by the respective state tax authorities.

        The Company's valuation allowances against deferred tax assets were $3.1 million and $12.4 million as of December 31, 2013 and 2014, respectively, mostly relating to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

        As of December 31, 2014, $13.5 million of unrecognized tax benefits were included in tax contingencies. The tax benefit from an uncertain tax position is recognized when it is more likely than not that, based on the technical merits, the position will be sustained upon examination, including resolution of related appeals or litigation processes. If all unrecognized tax benefits had been realized as of December 31, 2014, $9.2 million would have reduced income tax expense.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2010 expired during 2014. As a result, $19.5 million of unrecognized tax benefits recorded as of December 31, 2013 were reversed in the current year, of which $16.0 million was reflected as a reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest was reversed in 2014 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2009 expired during 2013. As a result, $28.6 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in 2013, of which $23.2 million was reflected as a reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in 2013 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2008 expired during 2012. As a result, $43.3 million of unrecognized tax benefits recorded as of December 31, 2011 were reversed in 2012, of which $35.7 million was reflected as a reduction to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest and $0.8 million of unrecognized state tax benefits were reversed in 2012 and reflected as reductions to income tax expense due to the closing of statutes of limitations on tax assessments and changes in tax return elections, respectively.

        With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2011. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2011 could expire during 2015. Also, unrecognized tax benefits could be reversed during 2015 as the result of resolution of certain state tax examinations. Up to $4.2 million of unrecognized tax benefits recorded as of December 31, 2014 could be reversed during 2015 as a result of statute expirations and settlement of these state examinations, of which $2.7 million would be reflected as a reduction to income tax expense, $1.4 million as a decrease to deferred tax assets, and the remainder as an increase to additional paid-in capital. All reversals from statute expirations and examination resolutions would be reflected as discrete adjustments during the quarter in which the respective event occurs.

        In addition to reversals for statute closings, the Company also adjusts its tax contingency liabilities for unrecognized tax benefits when its judgment changes as a result of the evaluation of new information not previously available. However, the ultimate resolution of a disputed tax position following an examination by a taxing authority could result in a payment that is materially different from that accrued by the Company. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. However, reversals of unrecognized tax benefits related to deductions for stock compensation in excess of the related book expense are recorded as increases in additional paid-in capital. To the extent reversals of unrecognized tax benefits cannot be specifically traced to these excess deductions due to complexities in the tax law, the Company records the tax benefit for such reversals to additional paid-in-capital on a pro-rata basis.

Results of Operations

        The accounting policies of the Company's segments are the same as those described in Note 1—"General." The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest and other income, changes in the fair value of contingent consideration recorded in relation to acquisitions, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Public Sector subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Public Sector's customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company's employees covered under its medical plan. As such, revenue, cost of care, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company's segments are defined above.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2012
Managed care and other revenue	$728,512	$1,620,875	$349,133	$227,669	$(69,090)	$2,857,099
Dispensing revenue	—	—	—	350,298	—	350,298
Cost of care	(437,518)	(1,413,320)	(228,383)	(61,759)	69,090	(2,071,890)
Cost of goods sold	—	—	—	(328,414)	—	(328,414)
Direct service costs and other	(172,035)	(89,129)	(55,418)	(111,593)	(129,337)	(557,512)
Stock compensation expense(1)	532	1,111	1,567	1,007	13,566	17,783

Segment profit (loss)	$119,491	$119,537	$66,899	$77,208	$(115,771)	$267,364

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2013
Managed care and other revenue	$766,841	$1,757,933	$375,818	$228,705	$(66,248)	$3,063,049
PBM and dispensing revenue	—	—	—	483,268	—	483,268
Cost of care	(469,478)	(1,523,023)	(247,496)	(59,227)	66,248	(2,232,976)
Cost of goods sold	—	—	—	(455,601)	—	(455,601)
Direct service costs and other	(172,491)	(122,819)	(57,334)	(128,427)	(138,475)	(619,546)
Stock compensation expense(1)	503	1,038	1,630	1,172	16,909	21,252

Segment profit (loss)	$125,375	$113,129	$72,618	$69,890	$(121,566)	$259,446

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2014
Managed care and other revenue	$673,996	$1,635,609	$471,300	$205,524	$(18,055)	$2,968,374
PBM and dispensing revenue	—	—	—	844,512	(52,768)	791,744
Cost of care	(364,780)	(1,385,858)	(339,714)	(16,298)	18,055	(2,088,595)
Cost of goods sold	—	—	—	(784,758)	51,809	(732,949)
Direct service costs and other	(160,341)	(187,966)	(71,785)	(182,833)	(120,573)	(723,498)
Stock compensation expense(1)	618	894	1,387	28,829	8,856	40,584
Changes in fair value of contingent consideration(1)	38	—	—	6,134	—	6,172
Less: non-controlling interest segment profit (loss)(2)	—	(5,087)	—	—	—	(5,087)

Segment profit (loss)	$149,531	$67,766	$61,188	$101,110	$(112,676)	$266,919

(1)
Stock compensation expense and changes in the fair value of contingent consideration recorded in relation to acquisitions are included in direct service costs and other operating expenses, however these amounts are excluded from the computation of Segment Profit.

(2)
The non-controlling interest portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to consolidated income before income taxes for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	2012	2013	2014
Segment Profit	$267,364	$259,446	$266,919
Stock compensation expense	(17,783)	(21,252)	(40,584)
Changes in fair value of contingent consideration	—	—	(6,172)
Non-controlling interest segment profit (loss)	—	—	(5,087)
Depreciation and amortization	(60,488)	(71,994)	(91,070)
Interest expense	(2,247)	(3,000)	(7,387)
Interest and other income	2,019	1,985	1,301

Income before income taxes	$188,865	$165,185	$117,920

Non-GAAP Measures

        The Company reports its financial results in accordance with GAAP, however the Company's management also assesses business performance and makes business decisions regarding the Company's operations using certain non-GAAP measures. In addition to Segment Profit, as defined above, the Company also uses adjusted net income attributable to Magellan Health, Inc. ("Adjusted Net Income") and adjusted net income per common share attributable to Magellan Health, Inc. on a diluted basis ("Adjusted EPS"). Adjusted Net Income and Adjusted EPS reflect certain adjustments made for acquisitions completed after January 1, 2013 to exclude non-cash stock compensation expense resulting from restricted stock purchases by sellers, changes in the fair value of contingent consideration, as well as amortization of identified acquisition intangibles. The Company believes these non-GAAP measures provide a more useful comparison of the Company's underlying business performance from period to period and is more representative of the earnings capacity of the Company. Non-GAAP financial measures we disclose, such as Segment Profit, Adjusted Net Income, and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

        The following table reconciles Adjusted Net Income to net income attributable to Magellan Health, Inc. for the years ended December 31, 2012, 2013, and 2014 (in thousands):

	2012	2013	2014
Adjusted Net Income	$151,027	$126,683	$110,555
Adjusted for acquisitions starting in 2013
Amortization of acquired intangibles	—	(1,453)	(13,696)
Stock compensation relating to acquisitions	—	(831)	(27,594)
Changes in fair value of contingent consideration	—	—	(9,304)
Tax impact	—	862	19,443

Net income attributable to Magellan Health, Inc.	$151,027	$125,261	$79,404

        The following table reconciles Adjusted EPS to net income per common share attributable to Magellan Health, Inc.—diluted for the years ended December 31, 2012, 2013, and 2014:

	2012	2013	2014
Adjusted EPS	$5.42	$4.58	$4.04
Adjusted for acquisitions starting in 2013
Amortization of acquired intangibles	—	(0.05)	(0.50)
Stock compensation relating to acquisitions	—	(0.03)	(1.01)
Changes in fair value of contingent consideration	—	—	(0.34)
Tax impact	—	0.03	0.71

Net income per common share attributable to Magellan Health, Inc.—Diluted	$5.42	$4.53	$2.90

Year ended December 31, 2014 ("2014") compared to the year ended December 31, 2013 ("2013")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 12.1 percent or $92.8 million from 2013 to 2014. The decrease in revenue is mainly due to terminated contracts of $193.4 million, program change of $16.5 million, customer settlements in 2013 of $5.6 million and retroactive rate and membership adjustments recorded in 2013 of $2.9 million. These decreases were partially offset by revenue related to cost-plus contracts with higher care in 2014 of $37.7 million, favorable rate changes of $33.2 million, increased membership from existing customers of $29.3 million, new contracts implemented after (or during) 2013 of $17.2 million, performance based revenue recorded in 2014 of $2.4 million, retroactive rate and membership adjustments recorded in 2014 of $1.2 million and other net favorable increases of $4.6 million.

Cost of Care

        Cost of care decreased by 22.3 percent or $104.7 million from 2013 to 2014. The decrease in cost of care is primarily due to terminated contracts of $147.3 million, program change of $12.4 million, customer settlements recorded in 2014 of $7.7 million and favorable prior period medical claims development recorded in 2014 of $2.3 million. These decreases were partially offset by care trends and other net variances of $39.5 million, increased membership from existing customers of $18.4 million, favorable prior period medical claims development recorded in 2013 of $5.4 million and new contracts of $1.7 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 79.3 percent in 2013 to 69.2 percent in 2014, mainly due to favorable rates changes and business mix.

Direct Service Costs

        Direct service costs decreased by 7.0 percent or $12.2 million from 2013 to 2014 primarily due to terminated contracts, and severance and restructuring cost pertaining to terminated contracts recorded in 2013 of $4.7 million. Direct service costs increased as a percentage of net revenue from 22.5 percent in 2013 to 23.8 percent in 2014, mainly due to business mix.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 7.0 percent or $122.3 million from 2013 to 2014. This decrease is primarily due to terminated contracts of $637.9 million, which decrease was partially offset by new contracts implemented after (or during) 2013 of $246.9 million, increased membership from existing customers of $197.0 million, revenue recorded for ACA fees of $36.5 million, favorable rate changes of $26.0 million in 2014, performance incentive revenue of $5.6 million and other net favorable variances of $3.6 million.

Cost of Care

        Cost of care decreased by 9.0 percent or $137.2 million from 2013 to 2014. This decrease is primarily due to terminated contracts of $565.7 million and favorable prior period medical claims development recorded in 2014 of $3.5 million. These decreases were partially offset by new contracts of $194.4 million, increased membership from existing customers of $191.5 million, care associated with rate changes for contracts with minimum care requirements of $23.1 million, favorable prior period medical claims development recorded in 2013 of $19.9 million (including $15.1 million of adjustments of block funding to providers resulting from an annual reconciliation process) and care trends and other net variances of $3.1 million. Cost of care increased as a percentage of risk revenue from 88.3 percent in 2013 to 87.7 percent in 2014 mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 53.0 percent or $65.1 million from 2013 to 2014 primarily due to expense incurred for ACA tax of $21.4 million and costs to support new business and development for the Magellan Complete Care product, which increases were partially offset by severance and restructuring costs of terminated contracts recorded in 2013 of $6.8 million. Direct service costs increased as a percentage of net revenue from 7.0 percent for 2013 to 11.5 percent in 2014 mainly due to costs to support new business and development costs for the Magellan Complete Care product.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 25.4 percent or $95.5 million from 2013 to 2014. This increase is primarily due to new contracts implemented after (or during) 2013 of $120.2 million, customer settlements in 2014 of $3.9 million, the revenue impact of favorable medical claims development for 2012 recorded in 2013 of $2.0 million and other net increases of $2.6 million. These increases were partially offset by unfavorable rate changes of $22.8 million, decreased membership from existing customers of $5.9 million and terminated contracts of $4.5 million.

Cost of Care

        Cost of care increased by 37.3 percent or $92.2 million from 2013 to 2014. This increase is primarily attributed to new contracts of $101.2 million and favorable prior period medical claims development recorded in 2013 of $6.0 million, which increases were partially offset by decreased membership from existing customers of $5.7 million, terminated contracts of $3.6 million, favorable prior period medical claims development recorded in 2014 of $3.0 million and care trends and other net favorable variances of $2.7 million. Cost of care increased as a percentage of risk revenue from 74.0 percent in 2013 to 80.2 percent in 2014 mainly due to unfavorable rate changes.

Direct Service Costs

        Direct service costs increased by 25.2 percent or $14.5 million from 2013 to 2014, mainly due to the cost to support new business. As a percentage of net revenue, direct service costs decreased from 15.3 percent in 2013 to 15.2 percent in 2014, mainly due to changes in business mix.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management decreased by 10.1 percent or $23.2 million from 2013 to 2014. This decrease is primarily due to terminated contracts of $63.7 million and decreased rebate revenue due to change in terms of $5.4 million. These decreases were partially offset by revenue of $31.4 for CDMI which was acquired on April 30, 2014, new contracts implemented after (or during) 2013 of $7.5 million, increased government pharmacy revenue of $4.3 million, increased medical pharmacy revenue of $1.8 million and other net favorable variances of $0.9 million.

PBM and Dispensing Revenue

        PBM and dispensing revenue related to Pharmacy Management increased by 74.8 percent or $361.2 million from 2013 to 2014. This increase is primarily due to new contracts of $252.7 million, higher revenue of $245.3 million for Partners Rx which was acquired on October 1, 2013, an increase in pharmacy employer revenue of $19.8 million and other net increases of $1.6 million. These increases were partially offset by terminated distribution and rebate contracts of $151.7 million and net decreased dispensing activity from existing customers of $6.5 million.

Cost of Care

        Cost of care decreased by 72.5 percent or $42.9 million from 2013 to 2014. This decrease is primarily due to terminated contracts. Cost of care as a percentage of risk revenue was 89.5 percent in 2013 and 90.1 percent in 2014.

Cost of Goods Sold

        Cost of goods sold increased by 72.2 percent or $329.2 million from 2013 to 2014. This increase is primarily due to new contracts implemented after (or during) 2013 of $246.1 million, higher cost of goods sold for Partners Rx of $220.4 million, pharmacy employer business of $15.3 million and other net increases of $0.9 million. These increases were partially offset by terminated contracts of $143.2 million and decreased dispensing activity of $10.3 million. As a percentage of PBM and dispensing revenue, cost of goods sold decreased from 94.3 percent in 2013 to 92.9 percent in 2014, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 42.4 percent or $54.4 million from 2013 to 2014. This increase mainly relates to costs for Partners Rx, changes in the present value of contingent consideration, implementation costs, and ongoing costs to support new business. As a percentage of net revenue, direct service costs decreased from 18.0 percent in 2013 to 17.4 percent in 2014, mainly due to business mix.

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment decreased by 12.9 percent or $17.9 million from 2013 to 2014. The decrease results primarily from severance and other one time items incurred in 2013 of $12.4 million and a decrease in stock compensation expense of $8.1 million. These decreases were partially offset by other net unfavorable variances of $2.6 million. As a percentage of total net revenue, other operating expenses decreased from 3.9 percent for 2013 to 3.2 percent for 2014, primarily due to business mix.

Depreciation and Amortization

        Depreciation and amortization expense increased by 26.5 percent or $19.1 million from 2013 to 2014, primarily due to asset additions after 2013 and acquisition activity.

Interest Expense

        Interest expense increased by $4.4 million from 2013 to 2014, primarily due to capital lease additions after 2013, current year borrowings under the 2014 Credit Facility, and due to changes in the fair value of contingent consideration of $3.1 million recorded to interest expense in 2014.

Interest Income

        Interest income decreased by 34.5 percent or $0.7 million from 2013 to 2014 primarily due to lower cash balances as a result of acquisition activity after (or during) 2013.

Income Taxes

        The Company's effective income tax rate was 24.2 percent in 2013 and 37.0 percent in 2014. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for 2013 was lower than 2014 mainly due to the non-deductible ACA fees in 2014, lower reversals of tax contingencies in 2014 from the closure of statutes of limitations, and increased valuation allowances in 2014 for certain deferred tax assets.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2010 expired during 2014. As a result, $19.5 million of unrecognized tax benefits recorded as of December 31, 2013 were reversed in the current year, of which $16.0 million was reflected as a reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest was reversed in 2014 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2009 expired during 2013. As a result, $28.6 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in 2013, of which $23.2 million was reflected as a reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in 2013 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

2013 compared to the year ended December 31, 2012 ("2012")

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

Cost of Care

        Cost of care increased by 7.8 percent or $109.7 million from 2012 to 2013. This increase is primarily due to new contracts of $111.7 million, care associated with rate changes for contracts with minimum care requirements of $7.0 million, favorable contractual settlements of $2.2 million in 2012 and unfavorable care trends and other net unfavorable variances of $20.8 million. These increases were partially offset by favorable prior period medical claims development recorded in 2013 of $19.9 million (including $15.1 million of adjustments of block funding to providers resulting from an annual reconciliation process), decreased membership from existing customers of $6.7 million and favorable medical claims development for 2012 which was recorded after 2012 of $5.4 million. Cost of care decreased as a percentage of risk revenue from 88.7 percent in 2012 to 88.3 percent in 2013 mainly due to favorable medical claims development.

Direct Service Costs

        Direct service costs increased by 37.8 percent or $33.7 million from 2012 to 2013, mainly due to severance and restructuring costs of terminated contracts of $6.8 million, costs to support new business and development for the Magellan Complete Care product. Direct service costs increased as a percentage of net revenue from 5.5 percent for 2012 to 7.0 percent in 2013 mainly due to development costs for the Magellan Complete Care product.

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

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management increased by 0.4 percent or $1.0 million from 2012 to 2013. This increase is primarily due to new contracts implemented after (or during) 2012 of $6.0 million and increased pharmacy revenue of $3.8 million, which increases were partially offset by decreased formulary optimization revenue of $3.6 million, a reduction to revenue associated with profit share recorded due to favorable cost of care trends of $2.9 million, terminated contracts of $1.5 million and other net unfavorable variances of $0.8 million.

PBM and Dispensing Revenue

        PBM and dispensing revenue related to Pharmacy Management increased by 38.0 percent or $133.0 million from 2012 to 2013. This increase is primarily due to revenue for Partners Rx which was acquired on October 1, 2013 of $84.8 million, net increased dispensing activity from existing customers of $34.6 million and new business of $22.8 million, which increases were partially offset by terminated contracts of $8.7 million and other net unfavorable variances of $0.5 million.

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

Corporate and Other

Other Operating Expenses

        Other operating expenses related to the Corporate and Other segment increased by 7.1 percent or $9.1 million from 2012 to 2013. The increase results primarily from severance and other one time items in 2013 of $12.4 million, an increase in stock compensation expense of $3.3 million and other net unfavorable variances of $4.0 million, which increases were partially offset by costs related to growth initiatives of $10.6 million incurred in 2012. As a percentage of total net revenue, other operating expenses decreased from 4.0 percent for 2012 to 3.9 percent for 2013, primarily due to increased revenue from new business, as well as the inclusion in 2012 of expenses incurred to support growth initiatives.

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

Income Taxes

        The Company's effective income tax rate was 20.0 percent in 2012 and 24.2 percent in 2013. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for 2012 was lower than 2013 mainly due to lower reversals of tax contingencies in 2013 from the closure of statutes of limitations.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2009 expired during 2013. As a result, $28.6 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in 2013, of which $23.2 million was reflected as a reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in 2013 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2008 expired during 2012. As a result, $43.3 million of unrecognized tax benefits recorded as of December 31, 2011 were reversed in 2012, of which $35.7 million was reflected as a reduction to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest and $0.8 million of unrecognized state tax benefits were reversed in 2012 and reflected as reductions to income tax expense due to the closing of statutes of limitations on tax assessments and changes in tax return elections, respectively.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of December 31, 2014, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2014 compared to 2013

        Operating Activities.    The Company reported net cash provided by operating activities of $183.2 million and $211.0 million for 2013 and 2014, respectively. The $27.8 million increase in operating cash flows from 2013 to 2014 is attributable to an increase in Segment Profit, lower tax payments and net favorable working capital changes between periods, partially offset by the impact of the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change.

        Segment Profit for 2014 increased $7.5 million from 2013. Tax payments for 2014 totaled $57.7 million, which represents a decrease of $7.8 million from 2013. The net favorable impact of working capital changes between periods totaled $15.7 million. Operating cash flows for 2013 were impacted by net unfavorable working capital and other changes totaling $39.9 million, which were largely attributable to a net increase in restricted cash requirements associated with the Company's regulated entities. For 2014, operating cash flows were impacted by net unfavorable working capital and other changes of $24.2 million, largely attributable to the net impact of ACA fee activity and the run-out of medical claims payable associated with terminated Commercial contracts, partially offset by a net decrease in restricted cash requirements associated with the Company's regulated entities. In 2013, the Company was required to restrict additional funds of $45.9 million, as compared to the release of restricted funds of $22.1 million in 2014. Revenues of $36.5 million associated with the reimbursement of the economic impact of the ACA fee from its customers were recorded in 2014, with the majority of these revenues uncollected as of year-end.

        Restricted cash of $29.2 million and $26.0 million in 2013 and 2014, respectively, were shifted to restricted investments that increased operating cash flows. The net impact of the shift in restricted funds between periods is a decrease in operating cash flows of $3.2 million.

        During 2014, the Company's restricted cash decreased $21.4 million. The change in restricted cash is attributable to the net shift of restricted cash of $26.0 million to restricted investments and other net decreases of $2.4 million, partially offset by the net increase in restricted cash of $7.0 million associated with the Company's regulated entities. The net change in restricted cash for the Company's regulated entities is attributable to a net increase in restricted cash of $29.1 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows, partially offset by a net decrease in restricted cash requirements of $22.1 million that resulted in an operating cash flow source.

        Investing Activities.    The Company utilized $64.5 million and $62.3 million during 2013 and 2014, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for 2013 were $24.4 million and $40.1 million, respectively, as compared to additions for 2014 related to hard assets and capitalized software of $16.9 million and $45.4 million, respectively. During 2013, the Company had non-cash capital lease additions of $26.9 million and $2.8 million associated with properties and software, respectively, as compared to non-cash capital lease additions for 2014 related to properties and software of $0.1 million and $2.7 million, respectively.

        The Company received net cash of $16.2 million from the net maturity of "available for sale" securities during 2013, with the Company using net cash of $64.5 million during 2014 for the net purchase of "available for sale" securities. In 2013, the Company used net cash of $88.5 million and $19.1 million for the acquisitions of Partners Rx and AlphaCare, respectively, with the Company using net cash of $121.1 million and $7.9 million for the acquisitions of CDMI and Cobalt, respectively, in 2014. In addition, the Company received cash of $0.7 million in 2014 related to the settlement of working capital associated with the Partners Rx acquisition.

        Financing Activities.    During 2013, the Company paid $60.7 million for the repurchase of treasury stock under the Company's share repurchase program and $3.0 million on capital lease obligations. In addition, the Company received $47.5 million from the exercise of stock options and had other net favorable items of $2.6 million.

        During 2014, the Company received $250.0 million from the issuance of debt and $53.0 million from the exercise of stock options. In addition, the Company paid $197.5 million for the repurchase of treasury stock under the Company's share repurchase program, $4.9 million on capital lease obligations and $3.1 million on debt obligations, and had other net unfavorable items of $1.2 million.

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

        During 2013, the Company's restricted cash increased $10.1 million. The change in restricted cash is attributable to an increase in restricted cash of $31.4 million associated with the Company's regulated entities and restricted cash of $7.9 million associated with the acquisition of AlphaCare, partially offset by the net shift of restricted cash of $29.2 million. The net change in restricted cash for the Company's regulated entities is attributable to a net increase of $45.9 million in restricted cash requirements that resulted in an operating cash flow use, partially offset by a net decrease in restricted cash of $14.5 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows.

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

Outlook—Liquidity and Capital Resources

Liquidity

        During 2015, the Company expects to fund its estimated capital expenditures of $64 to $74 million with cash from operations. The Company does not anticipate that it will need to draw on additional amounts available under the 2014 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2015. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company may draw on the 2014 Credit Facility to fund a portion of cash required for its acquisition activities. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

Contractual Obligations and Commitments

        The following table sets forth the future financial commitments of the Company as of December 31, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$246,875	$12,500	$40,625	$193,750	$—
Operating leases(1)	96,836	16,528	30,992	23,620	25,696
Letters of credit(2)	32,938	—	—	—	—
Capital lease obligations(3)	31,095	600	5,810	6,245	18,440
Purchase commitments(4)	7,588	7,588	—	—	—
Tax contingency reserves(5)	11,645	372	—	—	—

	$426,977	$37,588	$77,427	$223,615	$44,136

(1)
Operating lease obligations include estimated future lease payments for both open and closed offices.

(2)
These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

(3)
Capital lease obligations include imputed interest of $6.5 million and are net of leasehold improvement allowances.

(4)
Purchase commitments include open purchase orders as of December 31, 2014 relating to ongoing capital expenditure and operational activities.

(5)
Other than the estimated amount to be paid during 2015, the Company is unable to make a reasonably reliable estimate of the period of the cash settlement (if any) with the respective taxing authorities for the $11.6 million balance of its tax contingency reserves. However, settlement of such amounts could require the utilization of working capital. See further discussion in Note 7—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

        In addition to the contractual obligations and commitments discussed above, as of December 31, 2014 the Company had liabilities of $58.1 million associated with business acquisitions which are contingently payable through 2017. For additional detail see Note 2—"Summary of Significant Accounting Policies—Fair Value Measurements" to the consolidated financial statements set forth elsewhere herein. The Company also has a variety of other contractual agreements related to acquiring materials and services used in the Company's operations. However, the Company does not believe these other agreements contain material noncancelable commitments.

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

        Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 11, 2011 - December 31, 2011	671,776	$48.72	$32.7
January 1, 2012 - December 31, 2012	459,252	50.27	23.1
January 1, 2013 - December 31, 2013	1,159,871	51.83	60.1
January 1, 2014 - November 21, 2014	3,183,306	57.82	184.1

	5,474,205		$300.0

        On October 22, 2014 the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 24, 2014 - December 31, 2014	232,170	$60.65	$14.1

        During the period from January 1, 2015 through February 23, 2015, the Company made additional open market purchases of 352,592 shares of the Company's common stock at an aggregate cost of $21.3 million (excluding broker commissions).

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

        On March 31, 2014, the Company and CDMI, LLC entered into a purchase agreement pursuant to which on April 30, 2014 the sellers and key management of CDMI purchased 1,433,946 shares of the Company's restricted stock for a total purchase price of $80 million. The aggregate number of shares issued was determined by dividing $80.0 million by the volume weighted average trading prices per share of Magellan's ordinary common stock on the NASDAQ as reported by Bloomberg US L.P. using its "Volume at Price" function over the five trading days ended on the trading day prior to the closing of the purchase agreement. The shares received by such sellers and key management of CDMI are subject to vesting over 42 months with 25% vesting after 18 months and 75% vesting after 42 months, conditioned on continued employment. The shares were issued to the sellers and key management of CDMI in a private placement pursuant to Section 4(a)(2) of the Securities Act.

Off-Balance Sheet Arrangements

        As of December 31, 2014, the Company has no material off-balance sheet arrangements.

2014 Credit Facility

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). At such point, the previous credit facility was terminated. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

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

        On September 30, 2014, the Company completed a draw-down of the $250.0 million term loan. The borrowings will initially be maintained as a Eurodollar loan. The term loan is subject to certain quarterly amortization payments. As of December 31, 2014 the remaining balance on the term loan was $246.9 million. The term loan will mature on July 22, 2019. As of December 31, 2014, the term loan bore interest at a rate of 1.50 percent plus the London Interbank Offered Rate ("LIBOR"), which was equivalent to a total interest rate of 1.66925 percent. During the period the term loan was outstanding, from September 30, 2014 through December 31, 2014, the weighted average interest rate was 1.65496 percent.

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

        The 2014 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2014 Credit Facility, pursuant to its terms, would result in an event of default under the 2014 Credit Facility. As of December 31, 2014, the Company was in compliance with all covenants, including financial covenants, under the 2014 Credit Facility.

Net Operating Loss Carryforwards

        The Company has $3.0 million of federal NOLs available to reduce its consolidated taxable income in 2015 and subsequent years. These NOLs will expire in 2017 through 2019 if not used and are subject to examination and adjustment by the IRS. AlphaCare has $24.5 million of federal NOLs available to reduce its consolidated taxable income in 2015 and subsequent years. These NOLs will expire in 2033 through 2034 if not used and are subject to examination and adjustment by the IRS. The Company and its subsidiaries also have $160.5 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2015 and subsequent years. Most of these NOLs will expire in 2017 through 2034 if not used and are subject to examination and adjustment by the respective state tax authorities.

        As of December 31, 2014, the Company's valuation allowances against deferred tax assets were $12.4 million, mostly relating to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and the Affordable Care Act ("ACA"), as

amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The Company has obtained rate adjustments which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has a state public sector customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. For 2014, the ACA fee was $21.4 million which has been paid, and which is included in direct service costs and other operating expenses in the consolidated statements of income. The Company has recorded revenues of $36.5 million for 2014, associated with the accrual for the reimbursement of the economic impact of the ACA fees from its customers.

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

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. This ASU is effective for calendar years beginning after December 15, 2016. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position, and cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12"), which revises the accounting treatment for stock compensation tied to performance targets. This ASU is effective for calendar years beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)" ("ASU 2014-15"), which provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2014 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2014 Credit Facility as of December 31, 2014, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2014. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        In the fourth quarter ended December 31, 2014, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework (2013)."

        Management's assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over reporting of CDMI and Cobalt, which were acquired on

April 1, 2014 and July 1, 2014, respectively. These operations represent 11.4 percent and 12.1 percent of total and net assets of the Company, respectively, as of December 31, 2014, and 0.9 percent and 9.8 percent of revenues and Segment Profit, respectively, of the Company for the year then ended.

        Based on this assessment, which excluded an assessment of internal control of the acquired operations of CDMI and Cobalt, management has concluded that, as of December 31, 2014, internal control over financial reporting is effective based on these criteria.

        The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report dated February 26, 2015 appears on page 73 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health, Inc.

        We have audited Magellan Health, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Magellan Health, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CDMI and Cobalt, which are included in the 2014 consolidated financial statements of Magellan Health, Inc. and subsidiaries and collectively constituted 11.4% and 12.1% of total and net assets, respectively, as of December 31, 2014 and 0.9% and 9.8% of revenues and segment profit, respectively, for the year then ended. Our audit of internal control over financial reporting of Magellan Health, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of CDMI and Cobalt.

        In our opinion, Magellan Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 26, 2015

Item 9B.    Other Information

        None.

PART III

        The information required by Items 10 through 14 is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2014, except for the following information required by Item 12 of this Part III.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2014 with respect to the Company's compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	3,321,063	$50.58	2,097,552	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,321,063	$50.58	2,097,552	(1)

(1)
Consists of shares remaining available for issuance as of December 31, 2014 under the Company's equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options and the shares of restricted stock.

        For further discussion, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Additional Information

        (a)   Documents furnished as part of the Report:

1.     Financial Statements

        Information with respect to this item is contained on Pages F-1 to F-53 of this Report on Form 10-K.

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
2.2
Purchase Agreement, dated as of March 31, 2014, among Magellan Health Services, Inc., CDMI, LLC, and each Seller's party thereto, which was filed as Exhibit 2.1 to the Company's current report on Form 8-K, which was filed on April 1, 2014 and is incorporated herein by reference.
2.3
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
3.3
Certificate of Ownership and Merger dated June 4, 2014, which was filed as Exhibit 3.1 to the Company's current report on Form 8-K, which was filed on June 4, 2014 and is incorporated herein by reference.
3.4
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
4.2
$500,000,000 Credit Agreement, dated as of July 23, 2014, among Magellan Rx Management, Inc., as borrower, Magellan Health, Inc., various lenders and Citibank, N.A., as administrative agent, which was filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q, which was filed on July 25, 2014 and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.3	Form of Stock Option Agreement, relating to options granted under the Company's 2003 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 17, 2005, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.23	Magellan Health Services, Inc.—2006 Employee Stock Purchase Plan, effective as of May 16, 2006 which was filed as Exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed on July 28, 2006, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.56	Form of Notice of Stock Option Grant, relating to options granted under the Company's 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 8, 2011 and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.79	Form of Stock Option Agreement, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 7, 2014 and is incorporated herein by reference.
*10.80
Form of Notice of Stock Option Grant, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 7, 2014 and is incorporated herein by reference.
*10.81
Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 7, 2014 and is incorporated herein by reference.
*10.82
Form of Notice of Stock Unit Award, relating to restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 7, 2014 and is incorporated herein by reference.
*10.83
Magellan Health Services, Inc. 2014 Employee Stock Purchase Plan, effective as of May 21, 2014, which was filed as Exhibit A to the Company's Definitive Proxy Statement, which was filed on April 10, 2014, and is incorporated herein by reference.
*10.84
Amendment to Employment Agreement, dated April 28, 2014, between the Company and Jonathan N. Rubin, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on April 29, 2014 and is incorporated herein by reference.
#*10.85	Employment Agreement, dated September 18, 2013 between the Company and Sam K. Srivastava, Chief Executive Officer of Magellan HealthCare.
#21	List of subsidiaries of the Company.
#23	Consent of Independent Registered Public Accounting Firm.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders' Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

4.     Additional Information

        The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the "Codes of Ethics"). Any such requests should be made in writing to the Investor Relations Department, Magellan Health, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Company's website at www.magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH, INC. (Registrant)
Date: February 26, 2015	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 26, 2015	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ BARRY SMITH Barry Smith	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2015
/s/ ERAN BROSHY Eran Broshy	Director	February 26, 2015
/s/ MICHAEL DIAMENT Michael Diament	Director	February 26, 2015
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	February 26, 2015
/s/ WILLIAM J. MCBRIDE William J. McBride	Director	February 26, 2015
/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 26, 2015

Signature	Title	Date

/s/ MARY SAMMONS Mary Sammons	Director	February 26, 2015
/s/ PERRY FINE Perry Fine	Director	February 26, 2015
/s/ KAY COLES JAMES Kay Coles James	Director	February 26, 2015
/s/ DR. JOHN O. AGWUNOBI Dr. John O. Agwunobi	Director	February 26, 2015
/s/ JONATHAN N. RUBIN Jonathan N. Rubin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015
/s/ JEFFREY N. WEST Jeffrey N. West	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2015

MAGELLAN HEALTH, INC. AND SUBSIDIARIES
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health, Inc.

        We have audited the accompanying consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Health, Inc. and subsidiaries at December 31, 2013 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Magellan Health, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 26, 2015

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2013	2014
ASSETS
Current Assets:
Cash and cash equivalents	$203,187	$255,303
Restricted cash	236,696	215,325
Accounts receivable, less allowance for doubtful accounts of $5,447 and $4,047 at December 31, 2013 and 2014, respectively	238,185	353,713
Short-term investments (restricted investments of $117,674 and $132,808 at December 31, 2013 and 2014, respectively)	175,883	224,361
Deferred income taxes	37,530	27,226
Pharmaceutical inventory	49,609	39,375
Other current assets (restricted deposits of $25,009 and $30,620 at December 31, 2013 and 2014, respectively)	48,268	52,246

Total Current Assets	989,358	1,167,549
Property and equipment, net	172,333	171,916
Restricted long-term investments	32,430	43,293
Other long-term assets	7,197	11,575
Goodwill	488,206	566,106
Other intangible assets, net	69,694	133,718

Total Assets	$1,759,218	$2,094,157

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$42,853	$63,929
Accrued liabilities	134,652	154,931
Medical claims payable	228,341	278,482
Other medical liabilities	67,416	72,719
Current maturities of long-term debt and capital lease obligations	3,005	15,779

Total Current Liabilities	476,267	585,840
Long-term debt and capital lease obligations	23,720	255,742
Deferred income taxes	42,046	30,950
Tax contingencies	32,343	12,320
Contingent consideration	—	49,839
Deferred credits and other long-term liabilities	17,803	19,951

Total Liabilities	592,179	954,642

Redeemable Non-Controlling Interest	10,554	5,957
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2013 and 2014—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2013 and 2014—Issued and outstanding—47,351 shares and 27,616 shares at December 31, 2013, respectively, and 50,085 and 26,935 shares at December 31, 2014, respectively	474	501
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2013 and 2014—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	922,325	1,018,266
Retained earnings	1,100,493	1,179,897
Accumulated other comprehensive loss	(93)	(143)
Ordinary common stock in treasury, at cost, 19,735 shares and 23,150 shares at December 31, 2013 and 2014, respectively	(866,714)	(1,064,963)

Total Stockholders' Equity	1,156,485	1,133,558

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$1,759,218	$2,094,157

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2012	2013	2014
Net revenue:
Managed care and other	$2,857,099	$3,063,049	$2,968,374
PBM and dispensing	350,298	483,268	791,744

Total net revenue	3,207,397	3,546,317	3,760,118

Costs and expenses:
Cost of care	2,071,890	2,232,976	2,088,595
Cost of goods sold	328,414	455,601	732,949
Direct service costs and other operating expenses(1)	557,512	619,546	723,498
Depreciation and amortization	60,488	71,994	91,070
Interest expense	2,247	3,000	7,387
Interest and other income	(2,019)	(1,985)	(1,301)

Total costs and expenses	3,018,532	3,381,132	3,642,198

Income before income taxes	188,865	165,185	117,920
Provision for income taxes	37,838	39,924	43,689

Net income	151,027	125,261	74,231
Less: net income (loss) attributable to non-controlling interest	—	—	(5,173)

Net income attributable to Magellan Health, Inc.	$151,027	$125,261	$79,404

Net income per common share attributable to Magellan Health, Inc.:
Basic	$5.51	$4.63	$2.98
Diluted	$5.42	$4.53	$2.90

(1)
Includes stock compensation expense of $17,783, $21,252 and $40,584 for the years ended December 31, 2012, 2013 and 2014, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2012	2013	2014
Net income	$151,027	$125,261	$74,231
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities(1)	115	(58)	(50)

Comprehensive income	151,142	125,203	74,181
Less: comprehensive income (loss) attributable to non-controlling interest	—	—	(5,173)

Comprehensive income attributable to Magellan Health, Inc.	$151,142	$125,203	$79,354

(1)
Net of income tax provision (benefit) of $73, $(38) and $(33) for the years ended December 31, 2012, 2013 and 2014, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

			Common Stock In Treasury
	Common Stock						Accumulated Other Comprehensive Income (Loss)
					Additional Paid in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	45,285	$453	(18,112)	$(783,269)	$804,035	$824,205	$(150)	$845,274
Stock compensation expense	—	—	—	—	17,945	—	—	17,945
Exercise of stock options	531	5	—	—	20,717	—	—	20,722
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	112	—	—	112
Issuance of equity	112	1	—	—	(733)	—	—	(732)
Repurchase of stock	—	—	(463)	(23,292)	—	—	—	(23,292)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	6,162	—	—	6,162
Net income attributable to Magellan Health, Inc.	—	—	—	—	—	151,027	—	151,027
Other comprehensive income—other	—	—	—	—	—	—	115	115

Balance at December 31, 2012	45,928	459	(18,575)	(806,561)	848,238	975,232	(35)	1,017,333
Stock compensation expense	—	—	—	—	21,252	—	—	21,252
Exercise of stock options	1,139	12	—	—	47,281	—	—	47,293
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	2,297	—	—	2,297
Issuance of equity	284	3	—	—	(596)	—	—	(593)
Repurchase of stock	—	—	(1,160)	(60,153)	—	—	—	(60,153)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	3,853	—	—	3,853
Net income attributable to Magellan Health, Inc.	—	—	—	—	—	125,261	—	125,261
Other comprehensive loss—other	—	—	—	—	—	—	(58)	(58)

Balance at December 31, 2013	47,351	474	(19,735)	(866,714)	922,325	1,100,493	(93)	1,156,485
Stock compensation expense	—	—	—	—	40,584	—	—	40,584
Exercise of stock options	1,191	12	—	—	52,982	—	—	52,994
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	2,980	—	—	2,980
Issuance of equity	1,543	15	—	—	(369)	—	—	(354)
Repurchase of stock	—	—	(3,415)	(198,249)	—	—	—	(198,249)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	2,591	—	—	2,591
Adjustment to non-controlling interest	—	—	—	—	(2,827)	—	—	(2,827)
Net income attributable to Magellan Health, Inc.	—	—	—	—	—	79,404	—	79,404
Other comprehensive loss—other	—	—	—	—	—	—	(50)	(50)

Balance at December 31, 2014	50,085	$501	(23,150)	$(1,064,963)	$1,018,266	$1,179,897	$(143)	$1,133,558

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2012	2013	2014
Cash flows from operating activities:
Net income	$151,027	$125,261	$74,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,488	71,994	91,070
Non-cash interest expense	728	736	3,987
Non-cash stock compensation expense	17,783	21,252	40,584
Non-cash income tax expense (benefit)	17,306	(1,212)	(4,291)
Non-cash amortization on investments	7,193	9,107	5,050
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(40,760)	(2,242)	21,371
Accounts receivable, net	(16,411)	(40,804)	(74,604)
Pharmaceutical inventory	(6,160)	(3,882)	10,234
Other assets	414	(9,293)	(7,557)
Accounts payable and accrued liabilities	(8,321)	3,593	5,887
Medical claims payable and other medical liabilities	31,292	17,866	55,670
Tax contingencies	(35,376)	(22,960)	(14,955)
Deferred credits and other long-term liabilities	1,901	10,988	4,045
Other	189	2,757	322

Net cash provided by operating activities	181,293	183,161	211,044

Cash flows from investing activities:
Capital expenditures	(69,549)	(64,542)	(62,337)
Acquisitions and investments in businesses, net of cash acquired	—	(107,541)	(128,277)
Purchase of investments	(321,541)	(323,253)	(340,961)
Maturity of investments	281,748	339,428	276,446
Other	(1,225)	—	—

Net cash used in investing activities	(110,567)	(155,908)	(255,129)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	250,000
Payments to acquire treasury stock	(21,868)	(60,677)	(197,533)
Proceeds from exercise of stock options and warrants	20,486	47,529	52,994
Tax benefit from exercise of stock options and vesting of stock awards	990	3,212	3,218
Payments on long-term debt and capital lease obligations	—	(3,001)	(8,045)
Other	(732)	(593)	(4,433)

Net cash (used in) provided by financing activities	(1,124)	(13,530)	96,201

Net increase in cash and cash equivalents	69,602	13,723	52,116
Cash and cash equivalents at beginning of period	119,862	189,464	203,187

Cash and cash equivalents at end of period	$189,464	$203,187	$255,303

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1. General

Basis of Presentation

        The consolidated financial statements of Magellan Health, Inc., a Delaware corporation ("Magellan"), include Magellan and its subsidiaries (together with Magellan, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans and other managed care organizations ("MCOs"), employers, labor unions, various military and governmental agencies, third party administrators, consultants and brokers. The Company's business is divided into the following five segments, based on the services it provides and/or the customers that it serves, as described below.

Managed Healthcare

        Two of the Company's segments are in the managed healthcare business. This line of business reflects the Company's: (i) management of behavioral healthcare services, and (ii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care ("MCC"). The Company's coordination and management of physical and behavioral healthcare includes services provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to enhance the healthcare experience for individuals in need of care, while at the same time managing the cost of these services for our customers. The treatment services provided through the Company's provider network include outpatient programs, intermediate care programs, inpatient treatment and crisis intervention services. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

        The Company's integrated management of physical and behavioral healthcare includes full service health plans which provide for the holistic management of special populations. These special populations include individuals with serious mental illness, dual eligibles, those eligible for long term care and other populations with unique and often complex healthcare needs.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. General (Continued)

        The managed healthcare business includes the following two segments, which are differentiated based on the services provided and/or the customers served:

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

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Management's services include (i) traditional pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, Pharmacy Management has subcontract arrangements to provide PBM services for certain Public Sector customers.

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. General (Continued)

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2011-06"), which addresses how fees mandated by the Patient Protection and the Affordable Care Act ("ACA"), as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially became effective. The Company has obtained rate adjustments which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has a state public sector customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. For 2014, the ACA fee was $21.4 million which has been paid, and which is included in direct service costs and other operating expenses in the consolidated statements of income. The Company has recorded revenues of $36.5 million for 2014, associated with the accrual for the reimbursement of the economic impact of the ACA fees from its customers.

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

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which is a new comprehensive revenue recognition standard that will

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

supersede virtually all existing revenue guidance under GAAP. This ASU is effective for calendar years beginning after December 15, 2016. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position, and cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12"), which revises the accounting treatment for stock compensation tied to performance targets. This ASU is effective for calendar years beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)" ("ASU 2014-15"), which provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.5 billion, $2.7 billion and $2.6 billion for the years ended December 31, 2012, 2013 and 2014, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to ACA fees billed

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

on a cost reimbursement basis. Revenues from these contracts approximated $151.4 million, $215.1 million and $290.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

        Block Grant Revenues.    The Maricopa Contract (as defined below) was partially funded by federal, state and county block grant money, which represents annual appropriations. The Company recognizes revenue from block grant activity ratably over the period to which the block grant funding applies. Block grant revenues were approximately $124.8 million, $131.5 million and $33.3 million for the years ended December 31, 2012, 2013 and 2014, respectively.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues were $25.4 million, $14.0 million and $12.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues for the years ended December 31, 2012, 2013 and 2014 were $40.2 million, $34.8 million and $43.6 million, respectively.

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

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

net basis. Prior to the year ended December 31, 2013 the Company had no PBM business. PBM revenues were $106.7 million and $575.7 million for the years ended December 31, 2013 and 2014, respectively.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $350.3 million, $376.6 million and $216.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Significant Customers

  Consolidated Company

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RBHA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract terminated on March 31, 2014. The Maricopa Contract generated net revenues of $758.3 million, $755.0 million and $216.6 million for the years ended December 31, 2012, 2013 and 2014, respectively.

        The Company provides behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the "Iowa Contracts"). The Iowa Contracts generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2014. The Company currently has two contracts; the Iowa Medicaid Contract and Iowa Medicaid Integrated Health Home Provider Agreement ("IHH Agreement"). Under the Iowa Medicaid Contract, the Company is responsible for providing managed mental health and substance abuse treatment to enrollees under a Medicaid 1915(b) waiver, as well as substance abuse treatment services plan funded by federal block grant and state appropriations under the authority of the Iowa Department of Public Health. The Iowa Health and Wellness Plan for members who qualify as an "exempt individual", as defined in 441 of the Iowa Administrative Code, were also added to the contract on January 1, 2014. The latest Iowa Medicaid Contract began on January 1, 2010 and extends through June 30, 2015 unless sooner terminated by the parties. The Iowa Department of Human Services and the Iowa Department of Public Health has the right to terminate the Iowa Medicaid Contract upon thirty days notice for any reason or no reason at all. We expect that the Iowa Medicaid Contract will be extended to coincide with the start date of new Iowa High Quality Healthcare Initiative, as discussed below, however there can be no assurance that the Iowa Medicaid Contract will be extended. Under the IHH Agreement, the Company establishes a health home for individuals identified with serious and persistent mental illness through enrolled provider organizations capable of providing enhanced care. The IHH Agreement began on July 1, 2013 and extends through June 30, 2016 unless sooner terminated by either party with 60 days notice for any reason or no reason at all. The IHH program is part of the new Iowa High Quality Healthcare Initiative and we expect that the end of the IHH agreement will coincide with the start date of the new initiative. The Iowa Contracts generated net revenues of $240.2 million, $321.1 million and $465.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        On February 16, 2015 the Iowa Department of Human Services (the "Agency") released the Iowa High Quality Healthcare Initiative Request for Proposal ("RFP"). The Agency intends to contract on a statewide basis with two to four successful bidders with a demonstrated capacity to coordinate care and provide quality outcomes for the Medicaid and Children's Health Insurance Program ("CHIP") populations. The program will enroll the majority of the Iowa Medicaid and CHIP populations and will also provide services for individuals qualifying for Iowa Department of Public Health ("IDPH") funded substance abuse services. The anticipated start of the contract is January 1, 2016 for an initial period of three years and the ability for the Agency to extend the contract for two additional two year terms. The RFP includes the services provided by the Company's current Iowa Contracts. The Company intends to submit a proposal on this RFP. There can be no assurance that the Company will be awarded a contract pursuant to the RFP, or that the terms of any contract awarded pursuant to the RFP will be similar to the current Iowa Contracts.

  By Segment

        In addition to the Maricopa Contract and the Iowa Contracts previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2012, 2013 and 2014 (in thousands):

Segment	Term Date	2012		2013		2014
Commercial
Customer A	June 30, 2014(1)	$192,415		$207,080		$110,153
Customer B	December 31, 2019	134,885		141,444		184,981
Customer C	August 14, 2017	12,722	*	70,390	*	107,247
Customer D	December 14, 2013(1)	118,351		74,203	*	—
Customer E	December 31, 2017	67,959	*	71,085	*	67,426
Public Sector
Customer F	December 31, 2018(2)	133,864	*	128,607	*	253,661
Specialty Solutions
Customer G	December 31, 2017(3)	117,739		130,895		146,930
Customer H	June 30, 2016(4)	60,094		55,078		33,492	*
Customer I	June 30, 2017	57,455		61,838		76,580
Customer A	November 30, 2016	1,339	*	6,399	*	54,413
Customer J	January 31, 2016	38,366		47,311		52,310
Pharmacy Management
Customer K	April 4, 2015 to December 31, 2015(5)	129,209		133,724		123,812
Customer L	December 31, 2013(6)	60,350		59,125	*	14,312	*
Customer E	December 31, 2013(6)	73,785		92,647		2,612	*
Customer M	March 31, 2014(1)(7)	69,090		66,153	*	18,055	*
Customer N	December 16, 2016	—		—		171,936

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

(1)
The contract has terminated.

(2)
The Company had behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which were part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees will receive integrated healthcare services, and has phased out the behavioral healthcare programs under which the Florida Areas' contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program.

(3)
On December 31, 2014, this contract was amended and extended through December 31, 2017. Historically the Company provided services on a risk basis. Under the amended contract, the funding arrangement will be a combination of risk and ASO based services.

(4)
The contract transitioned from risk to ASO based services effective July 1, 2014.

(5)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

(6)
The contract has terminated, however, the Company continues to provide services as the contract is transitioned to the new vendor.

(7)
This customer represented a subcontract with a Public Sector customer and was eliminated in consolidation.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $354.1 million, $359.0 million and $369.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

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

Income Taxes

        The Company files a consolidated federal income tax return for the Company and its eighty-percent or more owned subsidiaries, and a consolidated federal income tax return for AlphaCare of New York, Inc. ("AlphaCare") and its parent, AlphaCare Holdings, Inc. ("AlphaCare Holdings"). The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

        The Company estimates income taxes for each of the jurisdictions in which it operates. This process involves determining both permanent and temporary differences resulting from differing

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At December 31, 2014, the Company's excess capital and undistributed earnings for the Company's regulated subsidiaries of $65.5 million are included in cash and cash equivalents.

Restricted Assets

        The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries. Significant restricted assets of the Company as of December 31, 2013 and 2014 were as follows (in thousands):

	2013	2014
Restricted cash	$236,696	$215,325
Restricted short-term investments	117,674	132,808
Restricted deposits (included in other current assets)	25,009	30,620
Restricted long-term investments	32,430	43,293

Total	$411,809	$422,046

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2013 and 2014 (in thousands):

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and Cash Equivalents(4)	$—	$139,280	$—	$139,280
Restricted Cash(5)	—	65,992	—	65,992
Investments:
U.S. Government and agency securities	4,303	—	—	4,303
Obligations of government-sponsored enterprises(3)	—	15,315	—	15,315
Corporate debt securities	—	246,886	—	246,886
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$4,303	$468,623	$—	$472,926

Liabilities
Contingent consideration	$—	$—	$58,153	$58,153

Total liabilities held at fair value	$—	$—	$58,153	$58,153

(1)
Excludes $102.2 million of cash held in bank accounts by the Company.

(2)
Excludes $108.4 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $116.0 million of cash held in bank accounts by the Company.

(5)
Excludes $149.3 million of restricted cash held in bank accounts by the Company.

        For the years ended December 31, 2013 and 2014, the Company did not transfer any assets between fair value measurement levels.

        The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's term loan of $246.9 million as of December 31, 2014 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value.

        The contingent consideration liability reflects the fair value of potential future payments related to the CDMI, LLC ("CDMI") and Cobalt Therapeutics, LLC ("Cobalt") acquisitions. The CDMI purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion, and gross profit milestones through December 31, 2016. The Cobalt purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $6.0 million. The potential future payments are contingent upon engagement of new members and new contract execution through June 30, 2017.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

        The following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of 14.5 percent; (ii) probabilities of payment of approximately zero to 85 percent for CDMI and 5 to 70 percent for Cobalt; and (iii) projected payment dates of 2015 to 2017. As of the acquisition date, the Company estimated undiscounted future contingent payments of $61.7 million and $4.2 million for CDMI and Cobalt, respectively. As of December 31, 2014, the Company estimated undiscounted future contingent payments of $65.7 million and $4.2 million for CDMI and Cobalt, respectively. The increase for CDMI is mainly a result of changes in operational forecasts and probabilities of payment. As of December 31, 2014, the fair value of the short term and long term contingent consideration was $8.3 million and $49.8 million, respectively, and is included in accrued liabilities and contingent consideration, respectively, in the consolidated balance sheet. The change in the fair value of the contingent consideration was $9.3 million for the year ended December 31, 2014, $6.2 million and $3.1 million of which was recorded in the consolidated statements of income as direct service costs and other operating expenses, and as interest expense, respectively. The increase was mainly a result of the changes in the present value and estimated undiscounted liability, as noted above.

        The following table summarizes the Company's liability for contingent consideration (in thousands):

December 31, 2014
Balance as of beginning of period	$—
Acquisition of CDMI	45,778
Acquisition of Cobalt	3,071
Changes in fair value	9,304

Balance as of end of period	$58,153

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

        As of December 31, 2013 and 2014, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2012, 2013, or 2014. The following is a summary of short-term and long-term investments at December 31, 2013 and 2014 (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,129	$—	$—	$1,129
Obligations of government-sponsored enterprises(1)	8,441	2	(3)	8,440
Corporate debt securities	198,748	18	(172)	198,594
Certificates of deposit	150	—	—	150

Total investments at December 31, 2013	$208,468	$20	$(175)	$208,313

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$4,305	$—	$(2)	$4,303
Obligations of government-sponsored enterprises(1)	15,318	1	(4)	15,315
Corporate debt securities	247,118	8	(240)	246,886
Certificates of deposit	1,150	—	—	1,150

Total investments at December 31, 2014	$267,891	$9	$(246)	$267,654

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of December 31, 2014 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2015	$224,509	$224,361
2016	43,382	43,293

Total investments at December 31, 2014	$267,891	$267,654

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Property and Equipment

        Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes costs incurred to develop internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for building improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. The net capitalized internal use software as of December 31, 2013 and 2014 was $78.8 million and $85.6 million, respectively. Depreciation expense was $50.8 million, $61.4 million and $68.3 million for the years ended December 31, 2012, 2013 and 2014, respectively. Included in depreciation expense for the years ended December 31, 2012, 2013 and 2014 was $28.8 million, $34.8 million and $40.9 million, respectively, related to capitalized internal use software.

        Property and equipment, net, consisted of the following at December 31, 2013 and 2014 (in thousands):

	2013	2014
Building improvements	$12,074	$13,416
Equipment	180,540	185,391
Capital leases—property	26,945	26,945
Capital leases—equipment	2,794	7,883
Capitalized internal-use software	304,146	351,978

	526,499	585,613
Accumulated depreciation	(354,166)	(413,697)

Property and equipment, net	$172,333	$171,916

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

        Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company's reporting units with goodwill as of December 31, 2014 comprised of Health Plan, Specialty Solutions, Pharmacy Management, and Magellan Complete Care.

        The fair value of the Health Plan (a component of the Commercial segment), Specialty Solutions and Magellan Complete Care (a component of the Public Sector segment) reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        The fair value of the Pharmacy Management reporting unit was determined using discounted cash flow, guideline company and similar transaction methods. Key assumptions for the discounted cash flow method are consistent with those described above. For the guideline company method, revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples for guideline companies were applied to the reporting unit's pro forma revenue and EDITDA for 2014, which represents actual results for the nine-month period ended September 30, 2014 and projected results for the three-month period ended December 31, 2014, and to the reporting unit's projected revenue and EBITDA for 2015. For the similar transaction method, revenue and EBITDA multiples based on merger and acquisition transactions for similar companies were applied to the reporting unit's pro forma revenue and EBITDA for 2014, which represents actual results for the nine-month period ended September 30, 2014 and projected results for the three-month period ended December 31, 2014. The weighting applied to the fair values determined using the discounted cash flow, guideline company and similar transaction methods to determine an overall fair value for the Pharmacy Management reporting unit was 75 percent, 22.5 percent and 2.5 percent, respectively. The weighting of each of the methods described above was based on the relevance of the approach. A change in the weighting would not change the outcome of the first step of the impairment test.

        As a result of the first step of the 2014 annual goodwill impairment analysis, the fair value of each reporting unit with goodwill exceeded its carrying value with a range of approximately 40 percent to 65 percent. Therefore, the second step was not necessary.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        Goodwill for each of the Company's reporting units with goodwill at December 31, 2013 and 2014 were as follows (in thousands):

	2013	2014
Health Plan	$120,485	$129,042
Specialty Solutions	104,549	104,549
Pharmacy Management	242,290	311,636
Magellan Complete Care	20,882	20,879

Total	$488,206	$566,106

        The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2014 are reflected in the table below (in thousands):

	2013	2014
Balance as of beginning of period	$426,939	$488,206
Acquisition of Partners Rx(1)	40,385	254
Acquisition of AlphaCare Holdings(1)	20,882	(3)
Acquisition of CDMI	—	69,092
Acquisition of Cobalt	—	8,557

Balance as of end of period	$488,206	$566,106

Intangible Assets

        The following is a summary of intangible assets at December 31, 2013 and 2014, and the estimated useful lives for such assets (in thousands):

	December 31, 2013
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2.5 to 18 years	$163,990	$(100,482)	$63,508
Provider networks and other	1 to 16 years	11,593	(5,407)	6,186

		$175,583	$(105,889)	$69,694

	December 31, 2014
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2.5 to 18 years	$249,390	$(121,788)	$127,602
Provider networks and other	1 to 16 years	13,013	(6,897)	6,116

		$262,403	$(128,685)	$133,718

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        Amortization expense was $9.7 million, $10.6 million and $22.8 million for the years ended December 31, 2012, 2013 and 2014, respectively. The Company estimates amortization expense will be $25.1 million, $20.8 million, $16.7 million, $15.3 million and $15.2 million for the years ending December 31, 2015, 2016, 2017, 2018, and 2019, respectively.

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	2012	2013	2014
Claims payable and IBNR, beginning of period	$157,099	$222,929	$242,229
Cost of care:
Current year	2,076,190	2,264,276	2,097,395
Prior years(3)	(4,300)	(31,300)	(8,800)

Total cost of care	2,071,890	2,232,976	2,088,595

Claim payments and transfers to other medical liabilities(1):
Current year	1,877,459	2,053,274	1,845,325
Prior years	128,601	160,402	206,696

Total claim payments and transfers to other medical liabilities	2,006,060	2,213,676	2,052,021

Claims payable and IBNR, end of period	222,929	242,229	278,803
Withhold receivables, end of period(2)	(24,500)	(13,888)	(321)

Medical claims payable, end of period	$198,429	$228,341	$278,482

(1)
For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company's results of operations for such periods.

(2)
Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.

(3)
Favorable development in 2012, 2013, and 2014 was $4.3 million, $31.3 million, and $8.8 million, respectively.

  Favorable prior year care development for 2012 was related to a favorable contract settlement of covered services, as well as lower medical trends and faster claims completion than originally assumed.

  Development for 2013 was impacted by several factors, including approximately $15.1 million of adjustments resulting from an annual reconciliation process with certain providers, $8.3 million of adjustments related to new contracts in 2012 for which we did not have historical claim payment patterns, and $7.9 million related to faster claims completion rates and lower medical cost trends than originally estimated. The annual reconciliation process for one of our Public Sector contracts, which contract terminated March 31, 2014, identified block payments to providers which exceeded the cost of care incurred by such providers; these particular provider contracts required the providers to return such excess block payments to the Company.

  Favorable prior year care development for 2014 was related to lower medical trends and faster claims completion than originally assumed in all business segments.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        Actuarial standards of practice require that claim liabilities be adequate under moderately adverse circumstances. Adverse circumstances are situations in which the actual claims experience could be higher than the otherwise estimated value of such claims. In many situations, the claims paid amount experienced will be less than the estimate that satisfies the actuarial standards of practice. Any prior period favorable cost of care development related to a lack of moderately adverse conditions is excluded from "Cost of Care—Prior Years" adjustments, as a similar provision for moderately adverse conditions is established for current year cost of care liabilities and therefore does not generally impact net income.

        Due to the existence of risk sharing and reinvestment provisions in certain customer contracts, principally in the Public Sector segment, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on cost of care.

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2014; however, actual claims payments may differ from established estimates.

        Other medical liabilities consist primarily of "reinvestment" payables under certain managed healthcare contracts with Medicaid customers and "profit share" payables under certain risk-based contracts. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to "reinvest" such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs. Under a contract with profit share provisions, if the cost of care is below certain specified levels, the Company will "share" the cost savings with the customer at the percentages set forth in the contract. In addition, certain contracts include provisions to provide the Company additional funding if the cost of care is above the specified levels.

        Other medical liabilities also include amount payable to pharmacies for claims that have been adjudicated by the Company but not yet paid.

Advertising Costs

        Advertising costs consist primarily of printed media services, event sponsorships, and promotional items, which are expensed as incurred. Advertising expense was approximately $2.0 million, $2.3 million, and $2.7 million for the fiscal years ended December 31, 2012, 2013, and 2014, respectively.

Accrued Liabilities

        As of December 31, 2013 the only individual current liability that exceeded five percent of total current liabilities related to accrued employee compensation liabilities of $40.2 million. As of December 31, 2014, the only individual current liabilities that exceeded five percent of total current liabilities related to accrued employee compensation liabilities of $47.0 million and deferred revenue of $29.8 million.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

Net Income per Common Share attributable to Magellan Health, Inc.

        Net income per common share attributable to Magellan Health, Inc. is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 6—"Stockholders' Equity").

Redeemable Non-Controlling Interest

        As of December 31, 2014, the Company held a 75% equity interest in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50% of the remaining shares prior to January 1, 2017 provided certain membership levels are attained. After December 31, 2016 the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016 the Company has the right to purchase all remaining shares. Non-controlling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable non-controlling interest. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. As of December 31, 2013, the Company recorded $10.6 million of redeemable non-controlling interest in relation to the acquisition. The carrying value of the non-controlling interest as of December 31, 2014 was $6.0 million. The $4.6 million reduction in carrying value for the year ended December 31, 2014 is a result of operating losses, partially offset by the impact of additional capital provided by the Company. The Company recognizes changes in the redemption value on a quarterly basis and adjusts the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of December 31, 2014, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

Stock Compensation

        At December 31, 2013 and 2014, the Company had equity-based employee incentive plans, which are described more fully in Note 6—"Stockholders' Equity". In addition, the Company issued restricted stock awards associated with the Partners Rx and CDMI acquisitions, which are also described more fully in Note 6—"Stockholders' Equity". The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees, and recorded stock compensation expense of $17.8 million, $21.3 million and $40.6 million for the years ended December 31, 2012, 2013 and 2014, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2012, 2013 and 2014 is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period.

3. Acquisitions

Acquisition of Partners Rx Management, LLC

        Pursuant to the September 6, 2013 agreement and plan of merger (the "Partners Agreement") with Partners Rx Management, LLC ("Partners Rx"), on October 1, 2013 the Company acquired all of the outstanding ownership interests of Partners Rx. Partners Rx is a full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through third party administrators, consultants and brokers. As consideration for the transaction, the Company paid $99.3 million in cash, including net receipts of $0.7 million for working capital adjustments. The Company funded the acquisition with cash on hand.

        During the year ended December 31, 2014, the Company made a measurement period adjustment of $0.3 million to decrease the deferred tax liability related to the Partners Rx acquisition.

Acquisition of AlphaCare Holdings, Inc.

        Pursuant to the August 13, 2013 stock purchase agreement (the "AlphaCare Agreement"), on December 31, 2013 the Company acquired a 65% equity interest in AlphaCare Holdings, the holding company for AlphaCare, a Health Maintenance Organization ("HMO") in New York that operates a New York Managed Long-Term Care Plan in Bronx, New York, Queens, Kings and Westchester Counties, and Medicare Plans in Bronx, New York, Queens and Kings Counties.

        Prior to December 31, 2013, the Company held a 7% equity interest in AlphaCare through an equity investment of $2.0 million in preferred membership units of AlphaCare's previous holding company, AlphaCare Holdings, LLC on May 17, 2013. The Company also previously loaned $5.9 million to AlphaCare Holdings, LLC. As part of the AlphaCare Agreement, AlphaCare Holdings, LLC was reorganized into a Delaware corporation, and on December 31, 2013 the preferred membership units and the loan were converted into Series A Participating Preferred Stock ("AlphaCare Series A Preferred") of AlphaCare Holdings and the Company purchased an additional $17.4 million of AlphaCare Series A Preferred. During 2014, the Company purchased $2.2 million in common shares from the minority owners of AlphaCare Holdings. During 2014, the Company also purchased an additional $8.9 million in shares of Series B Participating Preferred Stock and Series C Participating Preferred Stock issued by AlphaCare Holdings. As of December 31, 2014, the Company held a 75% voting interest and the remaining shareholders held a 25% voting interest in AlphaCare Holdings.

        Based on the Company's 75% equity and voting interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Public Sector segment.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. Acquisitions (Continued)

        During the year ended December 31, 2014, the Company made net retrospective adjustments to provisional amounts related to the AlphaCare Holdings acquisition that were recognized at the acquisition date that, if known, would have affected the measurement amounts recognized as of that date.

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

(2)
The measurement period adjustments were recorded to reflect a $2.6 million increase in the customer contracts identified intangible and a $1.0 million increase to the deferred tax liability as a result of finalization of the valuation and other net changes of ($1.6) million as a result of changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing at the acquisition date.

Acquisition of CDMI, LLC

        Pursuant to the March 31, 2014 purchase agreement (the "CDMI Agreement") with CDMI, on April 30, 2014 the Company acquired all of the outstanding equity interests of CDMI. CDMI provides a range of clinical consulting programs and negotiates and administers drug rebates for managed care

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. Acquisitions (Continued)

organizations and other customers. As consideration for the transaction, the Company paid a base price of $201.1 million, including net receipts of $3.9 million for working capital adjustments. Pursuant to the CDMI Agreement, the sellers and certain key management of CDMI purchased a total of $80.0 million in Magellan restricted common stock, which will generally vest over a 42-month period, conditioned upon continued employment. In addition to the base purchase price, the CDMI Agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion, and gross profit milestones through December 31, 2016.

        The Company reports the results of operations of CDMI within its Pharmacy Management segment. The consolidated statements of income include total revenues and Segment Profit (as defined in Note 10—"Business Segment Information") from CDMI of $31.5 million and $27.2 million, respectively, for the eight months subsequent to the acquisition.

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

        The estimated fair values of CDMI assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes $41,892 of accounts receivable)	$41,996
Property and equipment, net	457
Other assets	9
Other identified intangible assets	84,220
Goodwill	69,092

Total assets acquired	195,774

Liabilities assumed:
Current liabilities	28,985
Contingent consideration	45,778

Total liabilities assumed	74,763

Net assets acquired	$121,011

        As of December 31, 2014, the Company established a working capital receivable of $0.1 million that was reflected as a reduction to goodwill.

        The fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, and projected revenues, gross profits, and new contract

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. Acquisitions (Continued)

execution. The projected revenues, gross profits, and client base are derived from the Company's latest internal operational forecasts. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates, or projected payment dates may result in change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income. As of the acquisition date, the Company estimated undiscounted future contingent payments of $61.7 million. As of December 31, 2014, the Company estimated undiscounted future contingent payments of $65.7 million. The increase is mainly a result of changes in operational forecasts and probabilities of payment. As of December 31, 2014, the fair value of the contingent consideration was $54.9 million and is included in accrued liabilities and contingent consideration in the consolidated balance sheet.

        The Company's estimated fair values of CDMI assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

        In connection with the CDMI acquisition, the Company incurred $1.3 million of acquisition related costs that were expensed during the year ended December 31, 2014. These costs are included within direct service costs and other operating expenses in the accompanying consolidated statements of income.

Other Acquisitions

        Pursuant to the July 1, 2014 purchase agreement (the "Cobalt Agreement") with Cobalt, the Company acquired all of the outstanding equity interests of Cobalt. Cobalt provides computerized cognitive behavioral therapy self-service programs. As consideration for the transaction, the Company paid a base price of $8.0 million in cash, subject to working capital adjustments. In addition to the base purchase price, the Cobalt Agreement provides for potential contingent payments up to a maximum aggregate amount of $6.0 million. The potential future payments are contingent upon engagement of new members and new contract execution through June 30, 2017. The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period as required.

        The Company reports the results of operations of Cobalt within its Commercial segment.

Pro Forma Financial Information

        The following unaudited supplemental pro forma information represents the Company's consolidated results of operations for the year ended December 31, 2013 as if the acquisition of CDMI had occurred on January 1, 2013, and for the year ended December 31, 2014 as if the acquisition of CDMI had occurred on January 1, 2014, in all cases after giving effect to certain adjustments including interest income, depreciation and amortization, and stock compensation expense.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. Acquisitions (Continued)

        Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of CDMI occurred on January 1, 2013 and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2014
	(unaudited)	(unaudited)
Net revenue	$3,588,975	$3,771,711
Net income	114,549	75,530
Income per common share attributable to Magellan Health, Inc.:
Basic	$4.23	$2.83
Diluted	$4.12	$2.75

4. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service ("IRS") deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 6 percent of their annual compensation. The Company recognized $6.3 million, $7.4 million and $8.7 million of expense for the years ended December 31, 2012, 2013 and 2014, respectively, for matching contributions to the 401(k) Plan.

5. Long-Term Debt and Capital Lease Obligations

        On December 9, 2011, the Company entered into a Senior Secured Revolving Credit Facility Credit Agreement with Citibank, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., and U.S. Bank, N.A. that provided for up to $230.0 million of revolving loans with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company (the "2011 Credit Facility"). Citibank, N.A., assigned a portion of its interest in the 2011 Credit Facility to Bank of Tokyo. The 2011 Credit Facility was guaranteed by substantially all of the subsidiaries of the Company and was secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2011 Credit Facility was scheduled to mature on December 9, 2014.

        Under the 2011 Credit Facility, the annual interest rate on Revolving Loan borrowings was equal to (i) in the case of U.S. dollar denominated loans, the sum of a borrowing margin of 0.75 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00 percent, or (ii) in the case of Eurodollar denominated loans, the sum of a borrowing margin of 1.75 percent plus the Eurodollar rate for the selected interest period. The Company had the option to borrow in U.S. dollar denominated loans or Eurodollar denominated loans at its discretion. Letters of Credit issued under the Revolving Loan Commitment bore interest at the rate of 1.875 percent. The commitment commission on the 2011 Credit Facility was 0.375 percent of the unused Revolving Loan Commitment.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. Long-Term Debt and Capital Lease Obligations (Continued)

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

        On September 30, 2014, the Company completed a draw-down of the $250.0 million term loan. The borrowings will initially be maintained as a Eurodollar loan. The term loan is subject to certain quarterly amortization payments. As of December 31, 2014 the remaining balance on the term loan was $246.9 million. The term loan will mature on July 22, 2019. As of December 31, 2014, the term loan bore interest at a rate of 1.50 percent plus the London Interbank Offered Rate ("LIBOR"), which was equivalent to a total interest rate of 1.66925 percent. During the period the term loan was outstanding, from September 30, 2014 through December 31, 2014, the weighted average interest rate was 1.65496 percent. As of December 31, 2014, the contractual maturities of the term loan were as follows: 2015—$12.5 million; 2016—$15.6 million; 2017—$25.0 million; 2018—$25.0 million; and 2019—$168.8 million.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. Long-Term Debt and Capital Lease Obligations (Continued)

  •
  enter into some types of transactions with affiliates.

        There were $33.7 million and $32.9 million of letters of credit outstanding at December 31, 2013 and 2014, respectively, and no Revolving Loan borrowings at December 31, 2013 or 2014.

        There were $26.7 million and $24.6 million of capital lease obligations at December 31, 2013 and December 31, 2014, respectively. The Company's capital lease obligations represent amounts due under leases for certain properties and computer software and equipment. The recorded gross cost of capital leased assets was $34.8 million at December 31, 2014.

6. Stockholders' Equity

Stock Compensation

        At December 31, 2013 and 2014, the Company had equity-based employee incentive plans. Prior to May 18, 2011, the Company utilized the 2008 Management Incentive Plan (the "2008 MIP"), 2006 Management Incentive Plan (the "2006 MIP"), 2003 Management Incentive Plan (the "2003 MIP") and 2006 Directors' Equity Compensation Plan (collectively the "Preexisting Plans") for grants of stock options, restricted stock, restricted stock units, and stock appreciation rights, to provide incentives to officers, employees and non-employee directors.

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

        The 2011 MIP provides for awards of stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights, cash-denominated awards and any combination of the foregoing. A restricted stock unit is a notional account representing the right to receive a share of the Company's Common Stock (or, at the Company's option, cash in lieu thereof) at some future date. In general, stock options vest ratably on each anniversary over the three years subsequent to grant, and have a ten year life. With the exception of the shares received by the principal owners of Partners Rx and CDMI, RSAs generally vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant, assuming that the associated performance hurdle(s) for that vesting year are met. Stock compensation expense is recognized using an accelerated method over the vesting period based upon the continued employment of the RSU holder and the probability of achievement of the performance hurdle(s). RSUs granted in 2012, 2013, and 2014 have performance thresholds based on EPS and return on equity ("ROE"). At December 31, 2014, 2,097,552

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Stockholders' Equity (Continued)

shares of the Company's common stock remain available for future grant under the Company's 2011 MIP.

        On February 27, 2014 the board of directors of the Company approved the 2014 Employee Stock Purchase Plan ("2014 ESPP"), and the 2014 ESPP was approved by the Company's shareholders at the 2014 Annual Meeting of Shareholders on May 21, 2014. The 2014 ESPP provides for up to 200,000 shares of the Company's ordinary common stock, plus the number of shares remaining under the 2011 Employee Stock Purchase Plan, to be issued. During the years ended December 31, 2013 and 2014, 28,715 and 30,838 shares of the Company's common stock were issued under the employee stock purchase plans, respectively. At December 31, 2014, 217,101 shares of the Company's common stock remain available for future grant under the Company's 2014 ESPP.

Stock Options

        Summarized information related to the Company's stock options for the years ended December 31, 2012, 2013 and 2014 is as follows:

	2012		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,841,233	$42.65	4,268,240	$44.35
Granted	1,402,800	47.54	1,047,133	53.18
Forfeited	(444,939)	46.08	(165,734)	49.66
Exercised	(530,854)	39.03	(1,139,493)	41.53

Outstanding, end of period	4,268,240	$44.35	4,010,146	$47.23

	2014
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	4,010,146	$47.23
Granted	769,636	59.62
Forfeited	(267,028)	53.74
Exercised	(1,191,691)	44.45

Outstanding, end of period	3,321,063	$50.58	6.98	$31,648

Vested and expected to vest at end of period	3,292,871	$50.53	6.96	$31,551

Exercisable, end of period	1,693,694	$46.58	5.56	$22,813

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2014 of $60.03 and the exercise price) for all in-the-money options as of December 31, 2014. This amount changes based on the fair market value of the Company's common stock.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Stockholders' Equity (Continued)

        The total pre-tax intrinsic value of options exercised (based on the difference between the Company's closing stock price on the day the option was exercised and the exercise price) during the years ended December 31, 2012, 2013 and 2014 was $6.4 million, $18.2 million, and $19.7 million, respectively.

        The weighted average grant date fair value per share of substantially all stock options granted during the years ended December 31, 2012, 2013 and 2014 was $11.65, $12.24 and $13.49, respectively, as estimated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions:

	2012	2013	2014
Risk-free interest rate	0.66%	0.67%	1.16%
Expected life	4 years	4 years	4 years
Expected volatility	30.30%	27.86%	26.20%
Expected dividend yield	0.00%	0.00%	0.00%

        For the years ended December 31, 2012, 2013 and 2014, expected volatility was based on the historical volatility of the Company's stock price.

        As of December 31, 2014, there was $12.5 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.92 years. The total fair value of options vested during the year ended December 31, 2014 was $11.3 million.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the years ended December 31, 2012, 2013 and 2014, approximately $1.0 million, $3.2 million and $3.2 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the year ended December 31, 2014, the net change to additional paid-in capital related to tax benefits (deficiencies) was $3.0 million which primarily consists of the $3.2 million of excess tax benefits offset by $0.3 million of tax deficiencies. For the year ended December 31, 2013, the net change to additional paid-in capital related to tax benefits (deficiencies) was $2.3 million which primarily consists of the $3.2 million of excess tax benefits offset by $0.8 million of tax deficiencies. For the year ended December 31, 2012, the change to additional paid-in capital related to tax benefits (deficiencies) was $0.1 million which includes the $1.0 million of excess tax benefits offset by $0.9 million of tax deficiencies and adjustments to prior years' tax benefit from exercise of stock options and vesting of stock awards.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Stockholders' Equity (Continued)

Restricted Stock Awards

        Summarized information related to the Company's nonvested RSAs for the years ended December 31, 2012, 2013 and 2014 is as follows:

	2012		2013		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	18,748	$52.11	23,672	$42.25	192,165	$56.59
Awarded(1)	23,672	42.25	192,165	56.59	1,451,231	57.75
Vested	(18,748)	52.11	(23,672)	42.25	(16,569)	52.82
Forfeited	—	—	—	—	—	—

Outstanding, ending of period	23,672	$42.25	192,165	$56.59	1,626,827	$57.66

(1)
December 31, 2013 includes 175,596 shares associated with the Partners Rx acquisition. December 31, 2014 includes 1,433,946 shares associated with the CDMI acquisition.

        As of December 31, 2014, there was $68.1 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.38 years.

Restricted Stock Units

        Summarized information related to the Company's nonvested RSUs for the years ended December 31, 2012, 2013 and 2014 is as follows:

	2012		2013		2014
	Shares	Weighted Grant Date Fair Value	Shares	Weighted Grant Date Fair Value	Shares	Weighted Grant Date Fair Value
Outstanding, beginning of period	206,338	$44.63	202,690	$47.38	194,913	$50.21
Awarded	131,913	47.48	98,580	52.62	76,306	60.39
Vested	(99,976)	41.81	(95,138)	46.72	(91,510)	49.53
Forfeited	(35,585)	47.43	(11,219)	49.79	(23,014)	54.86

Outstanding, ending of period	202,690	$47.38	194,913	$50.21	156,695	$54.88

        As of December 31, 2014, there was $4.1 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.01 years.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Stockholders' Equity (Continued)

Income per Common Share Attributable to Magellan Health, Inc.

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of net income per share for the years ended December 31, 2012, 2013 and 2014 (in thousands, except per share data):

	2012	2013	2014
Numerator:
Net income attributable to Magellan Health, Inc.	$151,027	$125,261	$79,404

Denominator:
Weighted average number of common shares outstanding—basic	27,386	27,054	26,689
Common stock equivalents—stock options	406	564	495
Common stock equivalents—restricted stock awards	11	13	155
Common stock equivalents—restricted stock units	77	42	14
Common stock equivalents—employee stock purchase plan	2	2	2

Weighted average number of common shares outstanding—diluted	27,882	27,675	27,355

Net income attributable to Magellan Health, Inc. per common share—basic	$5.51	$4.63	$2.98

Net income attributable to Magellan Health, Inc. per common share—diluted	$5.42	$4.53	$2.90

        The weighted average number of common shares outstanding for the years ended December 31, 2012, 2013 and 2014 was calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2012, 2013 and 2014 represent stock options to purchase shares of the Company's common stock, restricted stock awards, restricted stock units and stock purchased under the ESPP.

        For the years ended December 31, 2012, 2013 and 2014, the Company had additional potential dilutive securities outstanding representing 2.2 million, 0.8 million and 0.7 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Stockholders' Equity (Continued)

        On October 25, 2011 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. On July 24, 2013 the Company's board of directors approved an increase and extension of the stock repurchase plan which authorized the Company to purchase up to $300 million of its outstanding stock through October 25, 2015.

        Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 11, 2011 - December 31, 2011	671,776	$48.72	$32.7
January 1, 2012 - December 31, 2012	459,252	50.27	23.1
January 1, 2013 - December 31, 2013	1,159,871	51.83	60.1
January 1, 2014 - November 21, 2014	3,183,306	57.82	184.1

	5,474,205		$300.0

        On October 22, 2014 the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 24, 2014 - December 31, 2014	232,170	$60.65	$14.1

        During the period from January 1, 2015 through February 23, 2015, the Company made additional open market purchases of 352,592 shares of the Company's common stock at an aggregate cost of $21.3 million (excluding broker commissions).

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

        On March 31, 2014, the Company and CDMI, LLC entered into a purchase agreement pursuant to which on April 30, 2014 the sellers and key management of CDMI purchased 1,433,946 shares of the Company's restricted stock for a total purchase price of $80 million. The aggregate number of shares

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Stockholders' Equity (Continued)

issued was determined by dividing $80.0 million by the volume weighted average trading prices per share of Magellan's ordinary common stock on the NASDAQ as reported by Bloomberg US L.P. using its "Volume at Price" function over the five trading days ended on the trading day prior to the closing of the purchase agreement. The shares received by such sellers and key management of CDMI are subject to vesting over 42 months with 25% vesting after 18 months and 75% vesting after 42 months, conditioned on continued employment. The shares were issued to the sellers and key management of CDMI in a private placement pursuant to Section 4(a)(2) of the Securities Act.

7. Income Taxes

Income Tax Expense

        The components of income tax expense (benefit) for the following years ended December 31 were as follows (in thousands):

	2012	2013	2014
Income taxes currently payable:
Federal	$18,345	$37,691	$42,674
State	2,187	3,445	5,306

	20,532	41,136	47,980

Deferred income taxes (benefits):
Federal	14,922	(1,726)	(3,236)
State	2,384	514	(1,055)

	17,306	(1,212)	(4,291)

Total income tax expense	$37,838	$39,924	$43,689

        Total income tax expense for the years ended December 31 was different from the amount computed using the statutory federal income tax rate of 35 percent for the following reasons (in thousands):

	2012	2013	2014
Income tax expense at federal statutory rate	$67,107	$57,815	$41,272
State income taxes, net of federal income tax benefit	6,812	4,412	2,738
Tax contingencies reversed due to statute closings	(37,093)	(25,299)	(17,318)
Change in valuation allowances	(288)	18	4,999
Non-deductible ACA fees	—	—	8,205
Other-net	1,300	2,978	3,793

Total income tax expense	$37,838	$39,924	$43,689

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

7. Income Taxes (Continued)

Deferred Income Taxes

        The significant components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2013	2014
Deferred tax assets:
Net operating loss carryforwards	$8,604	$15,867
Share-based compensation	15,926	14,519
Other accrued compensation	7,619	8,332
Claims reserves	8,005	9,429
Deferred revenue	6,708	4,090
Other non-deductible accrued liabilities	13,568	5,919
Indirect tax benefits	4,804	3,825
Other deferred tax assets	987	2,356

Total deferred tax assets	66,221	64,337
Valuation allowances	(3,102)	(12,363)

Deferred tax assets after valuation allowances	63,119	51,974

Deferred tax liabilities:
Depreciation	(43,417)	(42,644)
Amortization of goodwill and intangible assets	(20,615)	(9,407)
Prepaid expenses	(3,603)	(3,631)
Other deferred tax liabilities	—	(16)

Total deferred tax liabilities	(67,635)	(55,698)

Net deferred tax liabilities	$(4,516)	$(3,724)

        The Company has $3.0 million of federal net operating loss carryforwards ("NOLs") available to reduce its consolidated taxable income in 2015 and subsequent years. These NOLs will expire in 2017 through 2019 if not used and are subject to examination and adjustment by the IRS. AlphaCare has $24.5 million of federal NOLs available to reduce its consolidated taxable income in 2015 and subsequent years. These NOLs will expire in 2033 through 2034 if not used and are subject to examination and adjustment by the IRS. The Company and its subsidiaries also have $160.5 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2015 and subsequent years. Most of these NOLs will expire in 2017 through 2034 if not used and are subject to examination and adjustment by the respective state tax authorities.

        The Company's valuation allowances against deferred tax assets were $3.1 million and $12.4 million as of December 31, 2013 and 2014, respectively, mostly relating to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

7. Income Taxes (Continued)

were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company's deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations. Because AlphaCare has no earnings history due to the NOLs incurred to date, a full valuation allowance is recorded on such NOLs. Other than deferred tax benefits attributable to operating loss carryforwards, there are no time constraints within which the Company's deferred tax assets must be realized. Future changes in the estimated realizability of deferred tax assets could materially affect the Company's financial condition and results of operations.

Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2012	2013	2014
Balance as of beginning of period	$99,230	$56,601	$30,176
Additions for current year tax positions	1,904	2,367	2,734
Additions for tax positions of prior years	403	214	118
Reductions for tax positions of prior years	(1,618)	(396)	(35)
Reductions due to lapses of applicable statutes of limitation	(43,297)	(28,606)	(19,465)
Reductions due to settlements with taxing authorities	(21)	(4)	—

Balance as of end of period	$56,601	$30,176	$13,528

        If these unrecognized tax benefits had been realized as of December 31, 2013 and 2014, $23.3 million and $9.2 million, respectively, would have reduced income tax expense.

        The Company continually performs a comprehensive review of its tax positions and accrues amounts for tax contingencies related to uncertain tax positions. Based upon these reviews, the status of ongoing tax audits, and the expiration of applicable statutes of limitations, accruals are adjusted as necessary. The tax benefit from an uncertain tax position is recognized when it is more likely than not that, based on the technical merits, the position will be sustained upon examination, including resolution of any related appeals or litigation processes.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

7. Income Taxes (Continued)

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2010 expired during 2014. As a result, $19.5 million of unrecognized tax benefits recorded as of December 31, 2013 were reversed in the current year, of which $16.0 million was reflected as a reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest was reversed in 2014 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2009 expired during 2013. As a result, $28.6 million of unrecognized tax benefits recorded as of December 31, 2012 were reversed in 2013, of which $23.2 million was reflected as a reduction to income tax expense, $3.9 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $2.1 million of accrued interest was reversed in 2013 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2008 expired during 2012. As a result, $43.3 million of unrecognized tax benefits recorded as of December 31, 2011 were reversed in 2012, of which $35.7 million was reflected as a reduction to income tax expense, $6.2 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest and $0.8 million of unrecognized state tax benefits were reversed in 2012 and reflected as reductions to income tax expense due to the closing of statutes of limitations on tax assessments and changes in tax return elections, respectively.

        With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2011. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2011 could expire during 2015. Also, unrecognized tax benefits could be reversed during 2015 as the result of resolution of certain state tax examinations. Up to $4.2 million of unrecognized tax benefits recorded as of December 31, 2014 could be reversed during 2015 as a result of statute expirations and settlement of these state examinations, of which $2.7 million would be reflected as a reduction to income tax expense, $1.4 million as a decrease to deferred tax assets, and the remainder as an increase to additional paid-in capital. All reversals from statute expirations and examination resolutions would be reflected as discrete adjustments during the quarter in which the respective event occurs. As of December 31, 2013 and 2014, the Company had accrued approximately $1.5 million and $0.6 million, respectively, for the potential payment of interest and penalties (net of indirect benefits). The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2012, 2013 and 2014, the Company recorded approximately $(0.1) million, $(1.2) million and $(0.8) million in interest and penalties.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

8. Supplemental Cash Flow Information

        Supplemental cash flow information for the years ended December 31, 2012, 2013 and 2014 is as follows (in thousands):

	2012	2013	2014
Income taxes paid, net of refunds	$57,663	$65,511	$57,728

Interest paid	$1,594	$2,264	$3,389

Assets acquired through capital leases	$—	$29,739	$2,810

9. Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2014 to June 17, 2015. The general liability policy is written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one-year term for the period June 17, 2014 to June 17, 2015. The general liability policy is written on an "occurrence" basis and the professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

        The Company maintains separate professional liability insurance policies with unaffiliated insurers for its Maricopa Contract business for the behavioral health direct care facilities, all of which were divested at various times prior to September 1, 2009. The Maricopa Contract professional liability insurance policies effective dates were from September 1, 2008 to September 1, 2009. The Company purchased a five-year extended reporting period for the professional liability policies effective September 1, 2009 for the period September 1, 2009 to September 1, 2014, subject to a $0.5 million per claim un-aggregated self-insured retention. The Company extended the reporting period for the professional liability policies for an additional two-year period to September 1, 2016, subject to a $0.5 million per claim un-aggregated self-insured retention. The professional liability policies are written on a "claims-made" basis.

        The Company is responsible for claims within its self-insured retentions, and for portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

9. Commitments and Contingencies (Continued)

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

        At December 31, 2014, aggregate amounts of future minimum payments under operating leases were as follows: 2015—$16.5 million; 2016—$16.6 million; 2017—$14.4 million; 2018—$12.4 million; 2019—$11.2 million; 2020 and beyond—$25.7 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

9. Commitments and Contingencies (Continued)

        At December 31, 2014, aggregate amounts of future minimum rentals to be received under operating subleases were as follows: 2015—$0.1 million; 2016—$0.1 million; 2017—$0.1 million; 2018—$0.2 million; and 2019—$0.1 million. Operating sublease rentals to be received relate to a portion of the Company's former headquarters.

        Rent expense is recognized on a straight-line basis over the terms of the leases. Rent expense was $19.5 million, $15.2 million and $17.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Capital Leases

        At December 31, 2014, aggregate future amounts of minimum payments under capital leases, net of leasehold improvement allowances, were as follows: 2015—$0.6 million; 2016—$2.3 million; 2017—$3.5 million; 2018—$3.4 million; 2019—$2.9 million; 2020 and beyond—$18.4 million. Included in the future amounts payable under capital lease commitments is imputed interest of $6.5 million.

Restructuring Activities

        As a result of restructuring activities initiated in 2013, the Company recorded liabilities for employee termination costs. The restructuring activities initiated in 2013 were related to contract terminations and organizational changes made in an effort to improve the Company's ability to execute its strategy. For the year ended December 31, 2014, the Company incurred $(1.7) million of employee termination costs, due to net reversals of prior year liabilities, and $1.3 million of lease termination and exit costs. The restructuring costs incurred by segment were Commercial $0.4 million, Public Sector $0.2 million and Corporate $(1.0) million. As of December 31, 2014, the Company incurred cumulative restructuring costs of $14.9 million related to 2013 initiatives. As of December 31, 2014, the cumulative restructuring costs incurred by segment were Public Sector $7.0 million, Commercial $5.1 million, and Corporate $2.8 million. Restructuring costs are included in direct service costs and other operating expenses in the consolidated statements of income.

        The following table summarizes the activity related to the employee termination cost aspect of the 2013 restructuring liabilities for the year ended December 31, 2014, by reportable segment (in thousands):

	Commercial	Public Sector	Corporate	Consolidated
Liability for employee termination costs at December 31, 2013	$4,744	$4,296	$3,429	$12,469
Additions	850	797	341	1,988
Payments	(3,756)	(3,596)	(2,458)	(9,810)
Liability released	(1,188)	(1,196)	(1,312)	(3,696)

Liability for employee termination costs at December 31, 2014	$650	$301	$—	$951

10. Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note 1—"General." The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

10. Business Segment Information (Continued)

and other income, changes in the fair value of contingent consideration recorded in relation to acquisitions, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Public Sector subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Public Sector's customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company's employees covered under its medical plan. As such, revenue, cost of care, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company's segments are defined previously.

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

Identifiable assets by business segment(3)
Restricted cash	$18,254	$147,766	$—	$—	$60,534	$226,554
Net accounts receivable	39,678	27,415	7,580	65,755	(2,175)	138,253
Investments	21,273	101,093	—	—	111,324	233,690
Pharmaceutical inventory	—	—	45,727	—	—	45,727
Goodwill	120,485	—	104,549	201,905	—	426,939
Other intangible assets, net	2,152	—	7,877	24,906	—	34,935

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

Identifiable assets by business segment(3)
Restricted cash	$25,107	$196,651	$—	$—	$14,938	$236,696
Net accounts receivable	50,407	62,977	7,368	115,527	1,906	238,185
Investments	16,491	92,966	—	—	98,856	208,313
Pharmaceutical inventory	—	—	49,609	—	—	49,609
Goodwill	120,485	20,882	104,549	242,290	—	488,206
Other intangible assets, net	1,076	4,590	6,123	57,905	—	69,694

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

10. Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2014
Managed care and other revenue	$673,996	$1,635,609	$471,300	$205,524	$(18,055)	$2,968,374
PBM and dispensing revenue	—	—	—	844,512	(52,768)	791,744
Cost of care	(364,780)	(1,385,858)	(339,714)	(16,298)	18,055	(2,088,595)
Cost of goods sold	—	—	—	(784,758)	51,809	(732,949)
Direct service costs and other	(160,341)	(187,966)	(71,785)	(182,833)	(120,573)	(723,498)
Stock compensation expense(1)	618	894	1,387	28,829	8,856	40,584
Changes in fair value of contingent consideration(1)	38	—	—	6,134	—	6,172
Less: non-controlling interest segment profit (loss)(2)	—	(5,087)	—	—	—	(5,087)

Segment profit (loss)	$149,531	$67,766	$61,188	$101,110	$(112,676)	$266,919

Identifiable assets by business segment(3)
Restricted cash	$9,515	$204,166	$—	$—	$1,644	$215,325
Net accounts receivable	56,056	98,480	15,952	180,535	2,690	353,713
Investments	18,133	124,824	—	—	124,697	267,654
Pharmaceutical inventory	—	—	—	39,375	—	39,375
Goodwill	129,042	20,879	104,549	311,636	—	566,106
Other intangible assets, net	2,031	6,471	2,338	122,878	—	133,718

(1)
Stock compensation expense and changes in present value of contingent consideration are included in direct service costs and other operating expenses, however these amounts are excluded from the computation of Segment Profit.

(2)
The non-controlling interest portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

(3)
Identifiable assets by business segment are those assets that are used in the operations of each segment. The remainder of the Company's assets cannot be specifically identified by segment.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

10. Business Segment Information (Continued)

        The following table reconciles Segment Profit to consolidated income before income taxes for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	2012	2013	2014
Segment Profit	$267,364	$259,446	$266,919
Stock compensation expense	(17,783)	(21,252)	(40,584)
Changes in fair value of contingent consideration	—	—	(6,172)
Non-controlling interest segment profit (loss)	—	—	(5,087)
Depreciation and amortization	(60,488)	(71,994)	(91,070)
Interest expense	(2,247)	(3,000)	(7,387)
Interest and other income	2,019	1,985	1,301

Income before income taxes	$188,865	$165,185	$117,920

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

11. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2014 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Fiscal Year Ended December 31, 2013
Net revenue:
Managed care and other	$722,589	$746,720	$770,113	$823,627
PBM and dispensing	99,172	96,028	103,485	184,583

Total net revenue	821,761	842,748	873,598	1,008,210

Costs and expenses:
Cost of care	525,027	537,630	564,537	605,782
Cost of goods sold	93,512	90,175	97,503	174,411
Direct service costs and other operating expenses(1)	139,627	144,497	156,834	178,588
Depreciation and amortization	16,170	16,946	17,654	21,224
Interest expense	610	792	789	809
Interest and other income	(353)	(358)	(291)	(983)

Total costs and expenses	774,593	789,682	837,026	979,831

Income before income taxes	47,168	53,066	36,572	28,379
Provision for income taxes	19,110	21,586	(10,660)	9,888

Net income	$28,058	$31,480	$47,232	$18,491

Weighted average number of common shares outstanding—basic	27,110	26,829	26,990	27,285

Weighted average number of common shares outstanding—diluted	27,648	27,338	27,704	28,008

Net income per common share—basic:	$1.03	$1.17	$1.75	$0.68

Net income per common share—diluted:	$1.01	$1.15	$1.70	$0.67

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

11. Selected Quarterly Financial Data (Unaudited) (Continued)

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Fiscal Year Ended December 31, 2014
Net revenue:
Managed care and other	$829,591	$682,274	$703,020	$753,489
PBM and dispensing	136,884	205,740	220,150	228,970

Total net revenue	966,475	888,014	923,170	982,459

Costs and expenses:
Cost of care	605,708	481,617	495,180	506,090
Cost of goods sold	125,298	192,566	202,180	212,905
Direct service costs and other operating expenses(2)	164,722	179,034	176,928	202,814
Depreciation and amortization	20,229	22,480	23,956	24,405
Interest expense	836	2,004	2,879	1,668
Interest and other income	(311)	(275)	(241)	(474)

Total costs and expenses	916,482	877,426	900,882	947,408

Income before income taxes	49,993	10,588	22,288	35,051
Provision for income taxes	25,613	6,261	(3,490)	15,305

Net income	24,380	4,327	25,778	19,746
Less: net income (loss) attributable to non-controlling interest	(1,340)	(659)	(1,355)	(1,819)

Net income attributable to Magellan Health, Inc.	$25,720	$4,986	$27,133	$21,565

Weighted average number of common shares outstanding—basic	27,370	27,144	26,703	25,558

Weighted average number of common shares outstanding—diluted	28,051	27,765	27,242	26,382

Net income per common share attributable to Magellan Health, Inc.:
Net income per common share—basic:	$0.94	$0.18	$1.02	$0.84

Net income per common share—diluted:	$0.92	$0.18	$1.00	$0.82

(1)
Includes stock compensation expense of $5,638, $4,602, $4,524 and $6,488 for the quarters ended March 31, June 30, September 30, and December 31, 2013, respectively.

(2)
Includes stock compensation expense of $4,472, $9,550, $11,961 and $14,601 for the quarters ended March 31, June 30, September 30, and December 31, 2014, respectively.

MAGELLAN HEALTH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition		Deduction		Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$3,336	$1,947	(1)	$(346)	(2)	$—		$(325)	(4)	4,612
Year Ended December 31, 2013
Allowance for doubtful accounts	4,612	1,205	(1)	(126)	(2)	130	(3)	(374)	(4)	5,447
Year Ended December 31, 2014
Allowance for doubtful accounts	5,447	764	(1)	(1,934)	(2)	107	(3)	(337)	(4)	4,047

(1)
Bad debt expense.

(2)
Recoveries of accounts receivable previously written off.

(3)
To establish a reserve on pre-acquisition balances.

(4)
Accounts written off.

S-1