Form 10-Q
period 2015-03-31
MAGELLAN HEALTH INC
filed 2015-04-30
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of March 31, 2015 was 27,326,375.

FORM 10-Q
MAGELLAN HEALTH, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2014	March 31, 2015
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$255,303	$231,351
Restricted cash	215,325	205,586
Accounts receivable, less allowance for doubtful accounts of $4,047 and $3,870 at December 31, 2014 and March 31, 2015, respectively	353,713	354,750
Short-term investments (restricted investments of $132,808 and $148,109 at December 31, 2014 and March 31, 2015, respectively)	224,361	261,180
Deferred income taxes	27,226	26,656
Pharmaceutical inventory	39,375	34,605
Other current assets (restricted deposits of $30,620 and $31,204 at December 31, 2014 and March 31, 2015, respectively)	52,246	77,483

Total Current Assets	1,167,549	1,191,611
Property and equipment, net	171,916	176,593
Restricted long-term investments	43,293	41,402
Other long-term assets	11,575	13,468
Goodwill	566,106	574,847
Other intangible assets, net	133,718	131,779

Total Assets	$2,094,157	$2,129,700

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,929	$53,707
Accrued liabilities	154,931	142,888
Medical claims payable	278,482	277,318
Other medical liabilities	72,719	97,596
Current maturities of long-term debt and capital lease obligations	15,779	15,794

Total Current Liabilities	585,840	587,303
Long-term debt and capital lease obligations	255,742	252,065
Deferred income taxes	30,950	28,618
Tax contingencies	12,320	11,078
Contingent consideration	49,839	61,319
Deferred credits and other long-term liabilities	19,951	19,471

Total Liabilities	954,642	959,854

Redeemable non-controlling interest	5,957	8,548
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2014 and March 31, 2015—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2014 and March 31, 2015—Issued and outstanding—50,085 shares and 26,935 shares at December 31, 2014, respectively, and 50,986 and 27,326 shares at March 31, 2015, respectively	501	510
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2014 and March 31, 2015—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	1,018,266	1,070,336
Retained earnings	1,179,897	1,187,185
Accumulated other comprehensive loss	(143)	(74)
Ordinary common stock in treasury, at cost, 23,150 shares and 23,660 shares at December 31, 2014 and March 31, 2015, respectively	(1,064,963)	(1,096,659)

Total Stockholders' Equity	1,133,558	1,161,298

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,094,157	$2,129,700

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2015
Net revenue:
Managed care and other	$829,591	$748,650
PBM and dispensing	136,884	232,318

Total net revenue	966,475	980,968

Cost and expenses:
Cost of care	605,708	522,328
Cost of goods sold	125,298	218,207
Direct service costs and other operating expenses(1)(2)	164,722	204,450
Depreciation and amortization	20,229	23,496
Interest expense	836	1,626
Interest income	(311)	(466)

Total costs and expenses	916,482	969,641

Income before income taxes	49,993	11,327
Provision for income taxes	25,613	4,133

Net income	24,380	7,194
Less: net income (loss) attributable to non-controlling interest	(1,340)	(94)

Net income attributable to Magellan Health, Inc.	$25,720	$7,288

Net income per common share attributable to Magellan Health, Inc.:
Basic (See Note B)	$0.94	$0.29
Diluted (See Note B)	$0.92	$0.28

(1)
Includes stock compensation expense of $4,472 and $13,901 for the three months ended March 31, 2014 and 2015, respectively.

(2)
Includes changes in fair value of contingent consideration of $14,969 for the three months ended March 31, 2015.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2015
Net income	$24,380	$7,194
Other comprehensive income:
Unrealized gains on available-for-sale securities(1)	43	69

Comprehensive income	24,423	7,263
Less: comprehensive income (loss) attributable to non-controlling interest	(1,340)	(94)

Comprehensive income attributable to Magellan Health, Inc.	$25,763	$7,357

(1)
Net of income tax provision of $29 and $45 for the three months ended March 31, 2014 and 2015, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2014	2015
Cash flows from operating activities:
Net income	$24,380	$7,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,229	23,496
Non-cash interest expense	184	99
Non-cash stock compensation expense	4,472	13,901
Non-cash income tax benefit	(3,733)	(2,263)
Non-cash amortization on investments	1,611	1,539
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(27,870)	9,739
Accounts receivable, net	34,843	1,425
Pharmaceutical inventory	2,504	4,770
Other assets	(17,273)	(27,219)
Accounts payable and accrued liabilities	30,344	(22,398)
Medical claims payable and other medical liabilities	9,803	23,663
Tax contingencies	801	(787)
Deferred credits and other long-term liabilities	2,533	11,000
Other	(1)	(3)

Net cash provided by operating activities	82,827	44,156

Cash flows from investing activities:
Capital expenditures	(11,059)	(21,396)
Acquisitions and investments in businesses, net of cash acquired	—	(13,640)
Purchase of investments	(76,548)	(128,851)
Maturity of investments	74,424	92,499

Net cash used in investing activities	(13,183)	(71,388)

Cash flows from financing activities:
Payments to acquire treasury stock	(16,970)	(32,112)
Proceeds from exercise of stock options and warrants	7,180	36,900
Payments on long-term debt and capital lease obligations	(1,117)	(3,662)
Tax benefit from exercise of stock options and vesting of stock awards	517	2,961
Other	(1,141)	(807)

Net cash (used in) provided by financing activities	(11,531)	3,280

Net increase (decrease) in cash and cash equivalents	58,113	(23,952)
Cash and cash equivalents at beginning of period	203,187	255,303

Cash and cash equivalents at end of period	$261,300	$231,351

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation ("Magellan"), include Magellan and its subsidiaries (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on this Form 10-Q. Other than as described in Note F—"Subsequent Events", the Company did not have any material recognizable events during the period.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2014 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2015.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

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

        The managed healthcare business includes the following two segments, which are differentiated based on the services provided and/or the customers served:

        Commercial.    The Managed Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and other MCOs for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, military and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of March 31, 2015, Commercial's covered lives were 2.7 million, 15.1 million and 13.4 million for risk-based, ASO and EAP products, respectively. For the three months ended March 31, 2015, Commercial's revenue was $69.7 million, $31.3 million and $51.5 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Managed Healthcare Public Sector segment ("Public Sector") generally reflects: (i) the management of behavioral healthcare services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies, and (ii) the integrated management of physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of March 31, 2015, Public Sector's covered lives were 1.4 million and 1.8 million for risk-based and ASO products, respectively. For the three months ended March 31, 2015, Public Sector's revenue was $407.8 million and $15.2 million for risk-based and ASO products, respectively.

Specialty Solutions

        The Specialty Solutions segment ("Specialty Solutions") generally reflects the management of the delivery of diagnostic imaging (radiology benefits management or "RBM") and a variety of other specialty areas such as radiation oncology, obstetrical ultrasound, cardiology and musculoskeletal management to ensure that such services are clinically appropriate and cost effective. The Company's Specialty Solutions services are currently provided under contracts with health plans and other MCOs

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its Specialty Solutions services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the services. As of March 31, 2015, covered lives for Specialty Solutions were 7.2 million and 15.0 million for risk-based and ASO products, respectively. For the three months ended March 31, 2015, revenue for Specialty Solutions was $110.2 million and $14.1 million for risk-based and ASO products, respectively.

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Management's services include: (i) traditional pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, Pharmacy Management has subcontract arrangements to provide PBM services for certain Public Sector customers.

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements. During the three months ended March 31, 2015, Pharmacy Management paid 3.0 million adjusted commercial network claims in the Company's PBM business. As of March 31, 2015, the Company had a generic dispensing rate of 82.9 percent within its commercial PBM business. In addition, during the three months ended March 31, 2015, the Company paid 14.8 million adjusted PBA claims and 27.9 thousand specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. In addition, as of March 31, 2015, Pharmacy Management served 0.9 million commercial PBM members, 10.5 million members in its medical pharmacy management programs, and 26 states and the District of Columbia in its PBA business.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. This ASU is effective for calendar years beginning after December 15, 2016. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position, and cash flows.

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

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)" ("ASU 2014-15"), which provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

        In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for annual and interim reporting periods of public entities beginning after December 31, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

        In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

        In April 2015, the FASB issued ASU No. 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance to clarify the customer's accounting for fees paid in a cloud computing arrangement. This guidance is effective for annual periods and interim reporting periods of public entities beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $728.8 million and $646.1 million for the three months ended March 31, 2014 and 2015, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to Patient Protection and Affordable Care Act ("ACA") fees billed on a cost reimbursement basis. Revenues from these contracts approximated $59.7 million and $79.0 million for the three months ended March 31, 2014 and 2015, respectively.

        Block Grant Revenues.    The Maricopa Contract (as defined below) was partially funded by federal, state and county block grant money, which represented annual appropriations. The Company recognized revenue from block grant activity ratably over the period to which the block grant funding applied. Block grant revenues were approximately $33.0 million for the three months ended March 31, 2014. The Maricopa Contract terminated on March 31, 2014.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

approximated $3.0 million and $4.5 million for the three months ended March 31, 2014 and 2015, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues approximated $4.1 million and $15.9 million for the three months ended March 31, 2014 and 2015, respectively.

        In relation to the Company's PBM business, the Company administers rebate programs through which it receives rebates from pharmaceutical manufacturers that are shared with its customers. The Company recognizes rebates when the Company is entitled to them and when the amounts of the rebates are determinable. The amount recorded for rebates earned by the Company from the pharmaceutical manufacturers is recorded as a reduction of cost of goods sold.

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $81.2 million and $185.8 million for the three months ended March 31, 2014 and 2015, respectively.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $55.7 million and $46.5 million for the three months ended March 31, 2014 and 2015, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

Significant Customers

  Customers exceeding ten percent of the consolidated Company's net revenues

        The Company provides behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the "Iowa Contracts"). The Company currently has two contracts; the Iowa Medicaid Contract and Iowa Medicaid Integrated Health Home Provider Agreement ("IHH Agreement"). Under the Iowa Medicaid Contract, the Company is responsible for providing managed mental health and substance abuse treatment to enrollees under a Medicaid 1915(b) waiver, as well as substance abuse treatment services plan funded by federal block grant and state appropriations under the authority of the Iowa Department of Public Health. The Iowa Health and Wellness Plan for members who qualify as an "exempt individual", as defined in 441 of the Iowa Administrative Code, were also added to the contract on January 1, 2014. The latest Iowa Medicaid Contract began on January 1, 2010 and extends through June 30, 2015 unless sooner terminated by the parties. The Iowa Department of Human Services and the Iowa Department of Public Health has the right to terminate the Iowa Medicaid Contract upon 30 days notice for any reason or no reason at all. We expect that the Iowa Medicaid Contract will be extended to coincide with the start date of the new Iowa High Quality Healthcare Initiative, as discussed below, however there can be no assurance that the Iowa Medicaid Contract will be extended. Under the IHH Agreement, the Company establishes a health home for individuals identified with serious and persistent mental illness through enrolled provider organizations capable of providing enhanced care. The IHH Agreement began on July 1, 2013 and extends through June 30, 2016 unless sooner terminated by either party with 60 days notice for any reason or no reason at all. The IHH program is part of the new Iowa High Quality Healthcare Initiative and we expect that the end of the IHH agreement will coincide with the start date of the new initiative. The Iowa Contracts generated net revenues of $103.2 million and $127.2 million for the three months ended March 31, 2014 and 2015, respectively.

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

        The Company provides behavioral healthcare management and other related services to members in the state of Florida pursuant to contracts with the State of Florida (the "Florida Contracts"). The Company had behavioral healthcare contracts with various areas in the State of Florida (the "Florida

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

Areas") which were part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees will receive integrated healthcare services, and in 2014 phased out the behavioral healthcare programs under which the Florida Areas' contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program ("the Florida Medicaid Contract"). The Florida Medicaid Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Medicaid Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contracts generated net revenues of $31.8 million and $106.0 million for the three months ended March 31, 2014 and March 31, 2015, respectively.

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RBHA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract terminated on March 31, 2014. The Maricopa Contract generated net revenues of $201.0 million for the three months ended March 31, 2014.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

  Customers exceeding ten percent of segment net revenues

        In addition to the Iowa Contracts, the Florida Contracts, and the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2014 and 2015 (in thousands):

Segment	Term Date	2014		2015
Commercial
Customer A	June 30, 2014(1)	$55,540		$—
Customer B	December 31, 2019	42,898		58,198
Customer C	August 14, 2017	22,652		32,497
Public Sector
None
Specialty Solutions
Customer A	November 30, 2016	12,379		15,094
Customer D	December 31, 2017(2)	33,390		33,817
Customer E	June 30, 2016(3)	12,574		1,745	*
Customer F	June 30, 2017	16,552		23,161
Customer G	January 31, 2016	11,307		15,203
Customer H	April 1, 2017 to October 1, 2017(4)	1,526	*	13,329
Pharmacy Management
Customer I	November 30, 2015 to April 30, 2016(4)	28,579		28,445	*
Customer J	December 16, 2016	—		74,605

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

(3)
The contract transitioned from risk to ASO based services effective July 1, 2014.

(4)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $90.1 million and $91.6 million for the three months ended March 31, 2014 and 2015, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's assets and liabilities that are required to be measured at fair value as of December 31, 2014 and March 31, 2015 (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$—	$139,280	$—	$139,280
Restricted cash(2)	—	65,992	—	65,992
Investments:
U.S. government and agency securities	4,303	—	—	4,303
Obligations of government-sponsored enterprises(3)	—	15,315	—	15,315
Corporate debt securities	—	246,886	—	246,886
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$4,303	$468,623	$—	$472,926

Liabilities
Contingent consideration	$—	$—	$58,153	$58,153

Total liabilities held at fair value	$—	$—	$58,153	$58,153

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(4)	$—	$48,176	$—	$48,176
Restricted cash(5)	—	69,330	—	69,330
Investments:
U.S. government and agency securities	4,944	—	—	4,944
Obligations of government-sponsored enterprises(3)	—	15,315	—	15,315
Corporate debt securities	—	281,173	—	281,173
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$4,944	$415,144	$—	$420,088

Liabilities
Contingent consideration	$—	$—	$73,122	$73,122

Total liabilities held at fair value	$—	$—	$73,122	$73,122

(1)
Excludes $116.0 million of cash held in bank accounts by the Company.

(2)
Excludes $149.3 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

(4)
Excludes $183.2 million of cash held in bank accounts by the Company.

(5)
Excludes $136.3 million of restricted cash held in bank accounts by the Company.

        For the three months ended March 31, 2015, the Company has not transferred any assets between fair value measurement levels.

        The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's term loan of $243.8 million as of March 31, 2015 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

        As of the balance sheet date, the fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, and projected revenues, gross profits, client base, member engagement, and new contract execution. The projected revenues, gross profits, client base, member engagement, and new contract execution are derived from the Company's latest internal operational forecasts. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates, or projected payment dates may result in a change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurement guidance.

        For CDMI, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of 14.5 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately zero to 100 percent; and (iii) projected payment dates of 2015 to 2017. For CDMI, the Company estimated undiscounted future contingent payments of $65.7 million and $80.6 million as of December 31, 2014 and March 31, 2015, respectively. As of March 31, 2015, the fair value of the short term and long term contingent consideration for CDMI was $11.5 million and $58.3 million, respectively. The increase is mainly a result of improvements in operational forecasts and probabilities of payment.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

        For Cobalt, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of 14.5 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately 5 to 70 percent; and (iii) projected payment dates of 2015 to 2017. For Cobalt, the Company estimated undiscounted future contingent payments of $4.2 million as of December 31, 2014 and March 31, 2015. As of March 31, 2015, the fair value of the short term and long term contingent consideration for Cobalt was $0.3 million and $3.0 million, respectively.

        As of March 31, 2015, the fair value of the short term and long term contingent consideration was $11.8 million and $61.3 million, respectively, and is included in accrued liabilities and contingent consideration, respectively, in the consolidated balance sheets. The change in the fair value of the contingent consideration was $15.0 million for the three months ended March 31, 2015, which was recorded as direct service costs and other operating expenses in the consolidated statements of income. The increase was mainly a result of changes in the present value and estimated undiscounted liability, as noted above.

        The following table summarizes the Company's liability for contingent consideration (in thousands):

March 31, 2015
Balance as of beginning of period	$58,153
Change in fair value	14,969

Balance as of end of period	$73,122

Investments

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

        As of December 31, 2014 and March 31, 2015, there were no unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the three months

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

ended March 31, 2014 or 2015. The following is a summary of short-term and long-term investments at December 31, 2014 and March 31, 2015 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$4,305	$—	$(2)	$4,303
Obligations of government-sponsored enterprises(1)	15,318	1	(4)	15,315
Corporate debt securities	247,118	8	(240)	246,886
Certificates of deposit	1,150	—	—	1,150

Total investments at December 31, 2014	$267,891	$9	$(246)	$267,654

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$4,939	$5	$—	$4,944
Obligations of government-sponsored enterprises(1)	15,310	6	(1)	15,315
Corporate debt securities	281,306	34	(167)	281,173
Certificates of deposit	1,150	—	—	1,150

Total investments at March 31, 2015	$302,705	$45	$(168)	$302,582

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

        The maturity dates of the Company's investments as of March 31, 2015 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2015	$229,473	$229,364
2016	72,597	72,582
2017	635	636

Total investments at March 31, 2015	$302,705	$302,582

Income Taxes

        The Company's effective income tax rates were 51.2 percent and 36.5 percent for the three months ended March 31, 2014 and 2015, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

income tax rate for the three months ended March 31, 2015 is lower than the effective rate for the three months ended March 31, 2014 mainly due to the inclusion of valuation allowances in the prior year on certain deferred assets, and the reversal of tax contingencies in the current year from the favorable settlement of state income tax examinations.

        The Company files a consolidated federal income tax return for the Company and most of its eighty-percent or more controlled subsidiaries. The Company files a separate consolidated federal income tax return for AlphaCare of New York, Inc. ("AlphaCare") and its parent, AlphaCare Holdings, Inc. ("AlphaCare Holdings"). The Company and its subsidiaries also file income tax returns in various state and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2011.

        Net Operating Loss Carryforwards.    The Company has $3.0 million of federal net operating loss carryforwards ("NOLs") available to reduce its federal consolidated taxable income in 2015 and subsequent years. These NOLs will expire in 2018 through 2019 if not used and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). AlphaCare has $24.5 million of federal NOLs available to reduce its consolidated taxable income in 2015 and subsequent years. These NOLs will expire in 2033 through 2034 if not used and are subject to examination and adjustment by the IRS. The Company and its subsidiaries also have $160.5 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2015 and subsequent years. Most of these NOLs will expire in 2017 through 2034 if not used and are subject to examination and adjustment by the respective state tax authorities.

        Deferred tax assets as of December 31, 2014 and March 31, 2015 are shown net of valuation allowances of $12.4 million and $11.9 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of the AlphaCare NOLs and certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

Health Care Reform

        The Patient Protection and the Affordable Care Act ("ACA"), as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has a state public sector customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

of the annual fee, the fee may have a material impact on the Company. For 2014, the ACA fee was $21.4 million which has been paid. For 2015, the ACA fee is estimated to be $27.7 million and is included in accrued liabilities in the consolidated balance sheets. Of these amounts, $5.1 million and $6.9 million was expensed in the three months ended March 31, 2014 and 2015, respectively, which was included in direct service costs and other operating expenses in the consolidated statements of income. The Company has recorded revenues of $3.2 million and $11.7 million in the three months ended March 31, 2014 and 2015, respectively, associated with the accrual for the reimbursement of the economic impact of the ACA fees from its customers.

Stock Compensation

        At December 31, 2014 and March 31, 2015, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the Performance-Based Restricted Stock Units issued during the three months ended March 31, 2015, which are described below. The Company recorded stock compensation expense of $4.5 million and $13.9 million for the three months ended March 31, 2014 and 2015, respectively. Stock compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2014 and 2015 has been reduced for forfeitures, estimated at four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2015 was $14.00 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 25.03 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the three months ended March 31, 2014 and 2015, $0.5 million and $3.0 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the three months ended March 31, 2014, the net change to additional paid in capital related to tax benefits (deficiencies) was $0.4 million, which includes $0.5 million of excess tax benefits offset by $(0.1) million of excess tax deficiencies. For the three months ended March 31, 2015, the net change to additional paid in capital related to tax benefits (deficiencies) was $2.9 million, which includes $3.0 million of excess tax benefits offset by $(0.1) million of excess tax deficiencies.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the three months ended March 31, 2015 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,321,063	$50.58
Granted	765,428	63.96
Forfeited	(9,874)	52.76
Exercised	(828,844)	46.80

Outstanding, end of period	3,247,773	$54.69

Vested and expected to vest at end of period	3,197,065	$54.59

Exercisable, end of period	1,611,562	$49.18

        All of the Company's options granted during the three months ended March 31, 2015 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards ("RSAs") for the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,626,827	$57.66
Awarded	—	—
Vested	(70,238)	56.95
Forfeited	—	—

Outstanding, ending of period	1,556,589	$57.69

        Summarized information related to the Company's nonvested restricted stock units ("RSUs") for the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	156,695	$54.88
Awarded	172,810	63.95
Vested	(78,036)	52.89
Forfeited	(1,353)	56.60

Outstanding, ending of period	250,116	$61.76

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

        The vesting period for RSAs ranges from 12 months to 42 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant. In addition, the RSUs outstanding at the beginning of the period contain associated performance hurdle(s) that must be met in order for the awards to vest. The RSUs granted during the three months ended March 31, 2015 do not contain associated performance hurdles.

        During the three months ended March 31, 2015, the Company granted 43,900 Performance-Based Restricted Stock Units ("PSUs") to members of management. The PSUs are subject to market-based conditions. The estimated fair value of the PSUs granted was $85.00, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1%, and expected volatility of 15% to 52% (average of 28%). The PSUs will entitle the grantee to receive a number of shares of the Company's Common Stock determined over a three-year performance period ending on December 31, 2017 and vesting on March 4, 2018, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company's Total Shareholder Return (as defined below), expressed as a percentile ranking of the Company's Total Shareholder Return as compared to the Company's Peer Group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total Shareholder Return is determined by dividing the average share value of the Company's Common Stock over the 30 trading days preceding January 1, 2018 by the average share value of the Company's Common Stock over the 30 trading days beginning on January 1, 2015, with a deemed reinvestment of any dividends declared during the performance period. The Company's Peer Group includes 54 companies which comprise the S&P Health Care Services Industry Index, which was selected by the Compensation Committee of the Company's Board of Directors and includes a range of healthcare companies operating in several business segments.

Long Term Debt and Capital Lease Obligations

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

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

        On September 30, 2014, the Company completed a draw-down of the $250.0 million term loan. The borrowings will initially be maintained as a Eurodollar loan. The term loan is subject to certain quarterly amortization payments. As of March 31, 2015 the remaining balance on the term loan was $243.8 million. The term loan will mature on July 23, 2019. As of March 31, 2015, the term loan bore interest at a rate of 1.50 percent plus the London Interbank Offered Rate ("LIBOR"), which was equivalent to a total interest rate of 1.6756 percent. During the period the term loan was outstanding, from September 30, 2014 through March 31, 2015, the weighted average interest rate was 1.67085 percent. As of March 31, 2015, the contractual maturities of the term loan were as follows: 2015—$9.4 million; 2016—$15.6 million; 2017—$25.0 million; 2018—$25.0 million; and 2019—$168.8 million.

        There were $24.6 million and $24.1 million of capital lease obligations at December 31, 2014 and March 31, 2015, respectively. The Company had $32.9 million and $33.4 million of letters of credit outstanding at December 31, 2014 and March 31, 2015, respectively, and no revolving loan borrowings at December 31, 2014 or March 31, 2015.

Redeemable Non-Controlling Interest

        As of March 31, 2015 the Company held an 82% equity interest in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50% of the remaining shares prior to January 1, 2017 provided certain membership levels are attained. After December 31, 2016 the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016 the Company has the right to purchase all remaining shares. Non-controlling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. The carrying value of the non-controlling interest as of December 31, 2014 and March 31, 2015 was $5.9 million and $8.5 million, respectively. The $2.6 million increase in carrying value is a result of the impact of additional capital provided by the Company, partially offset by operating losses. The Company recognizes changes in the redemption value on a quarterly basis and adjusts the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share calculation if redemption value is in excess of the carrying value

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE A—General (Continued)

of the non-controlling interest. As of March 31, 2015, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

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

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

        The following tables reconcile income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2015
Numerator:
Net income attributable to Magellan Health, Inc.	$25,720	$7,288

Denominator:
Weighted average number of common shares outstanding—basic	27,370	25,319
Common stock equivalents—stock options	594	450
Common stock equivalents—RSAs	32	514
Common stock equivalents—RSUs	54	46
Common stock equivalents—PSUs	—	68
Common stock equivalents—employee stock purchase plan	1	2

Weighted average number of common shares outstanding—diluted	28,051	26,399

Net income attributable to Magellan Health, Inc. per common share—basic	$0.94	$0.29

Net income attributable to Magellan Health, Inc. per common share—diluted	$0.92	$0.28

        The weighted average number of common shares outstanding for the three months ended March 31, 2014 and 2015 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2014 and 2015 represent stock options to purchase shares of the Company's common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 0.3 million and 1.0 million options for the three months ended March 31, 2014 and 2015, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc. (Continued)

these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note 1—"General." The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest and other income, changes in the fair value of contingent consideration recorded in relation to acquisitions, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Public Sector subcontracts with Pharmacy Management and Specialty Solutions to provide pharmacy benefits management services and radiology benefits management services for certain of Public Sector's customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company's employees covered under its medical plan. As such, revenue, cost of care, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company's segments are defined above.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2015
Managed care and other revenue	$152,525	$422,977	$124,342	$49,068	$(262)	$748,650
PBM and dispensing revenue	—	—	—	258,793	(26,475)	232,318
Cost of care	(82,130)	(346,930)	(93,273)	5	—	(522,328)
Cost of goods sold	—	—	—	(243,538)	25,331	(218,207)
Direct service costs and other	(39,210)	(51,387)	(20,174)	(63,548)	(30,131)	(204,450)
Stock compensation expense(1)	171	309	509	8,856	4,056	13,901
Changes in fair value of contingent consideration	100			14,869		14,969
Less: non-controlling interest segment profit (loss)(2)	—	(120)	—	—	26	(94)

Segment profit (loss)	$31,456	$25,089	$11,404	$24,505	$(27,507)	$64,947

(1)
Stock compensation expense and changes in the fair value of contingent consideration recorded in relation to the acquisitions are included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2014	2015
Segment profit	$76,549	$64,947
Stock compensation expense	(4,472)	(13,901)
Changes in fair value of contingent consideration	—	(14,969)
Non-controlling interest segment profit (loss)	(1,330)	(94)
Depreciation and amortization	(20,229)	(23,496)
Interest expense	(836)	(1,626)
Interest income	311	466

Income before income taxes	$49,993	$11,327

NOTE D—Commitments and Contingencies

Legal

        The Company's operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense.

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

        Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 24, 2014 - December 31, 2014	232,170	$60.65	$14.1
January 1, 2015 - March 31, 2015	509,935	62.14	31.7

	742,105		$45.8

        During the period from April 1, 2015 through April 27, 2015, the Company made additional open market purchases of 101,547 shares of the Company's common stock at an aggregate cost of $7.2 million (excluding broker commissions).

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE E—Acquisitions

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

        During the three months ended March 31, 2015, the Company purchased an additional $23.6 million in shares of Series B Participating Preferred Stock and Series C Participating Preferred Stock. As of March 31, 2015, the Company held an 82% voting interest and the remaining shareholders held an 18% voting interest in AlphaCare Holdings.

        Based on the Company's 82% equity interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Public Sector segment.

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

        As of March 31, 2015, the Company established a working capital receivable of $0.1 million that was reflected as a reduction to goodwill.

Other Acquisitions

        Pursuant to the January 15, 2015 purchase agreement (the "HSM Agreement") with HSM Physical Health, Inc. ("HSM") and HSM Companies Inc., on January 31, 2015 the Company acquired all of the outstanding equity interests of HSM. HSM provides cost containment and utilization management services focused on physical and musculoskeletal health specialties. As consideration for the transaction, the Company paid a base price of $13.5 million in cash, subject to working capital adjustments. The Company reports the results of operations of HSM within its Specialty Solutions segment. The Company's estimated fair values of HSM's assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period as required.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE F—Subsequent Events

        Pursuant to the March 17, 2015 Purchase Agreement (the "4D Agreement") with 4D Pharmacy Management Systems, Inc. ("4D"), on April 1, 2015 the Company acquired (the "4D Acquisition") all of the outstanding equity interests of 4D. 4D is a privately held, full-service PBM serving managed care organizations, employers and government-sponsored benefit programs, such as Medicare Part D plans.

        As consideration for the 4D Acquisition, the Company paid $55 million in cash, subject to working capital adjustments. There are additional potential contingent payments up to an aggregate amount of $30 million. The contingent payment provisions provide for (i) cash payments of up to $10 million based on the achievement of certain growth targets in the underlying dual eligible membership served by 4D during calendar year 2015 and (ii) cash payments of up to $20 million for retention of certain business through 2018. The Company funded the 4D Acquisition with cash on hand. The Company will report the results of operations of 4D within its Pharmacy Management segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan and its subsidiaries should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 26, 2015.

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

  •
  a breach or failure in the Company's operational security systems or infrastructure, or those of third parties with which we do business;

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

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2014. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans and other MCOs, employers, labor unions, various military and governmental agencies, third party administrators, consultants and brokers. The Company's business is divided into five segments, based on the services it provides and/or the customers that it serves. See Note A—"General" for more information on the Company's business segments.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. Actual results could differ from those estimates. Except as noted below, the Company's critical accounting policies are summarized in the Company's Annual Report on Form 10-K, filed with the SEC on February 26, 2015.

        Stock Compensation.    The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of substantially all stock options granted to employees. The fair value of all RSUs and RSAs is determined as the fair market value of the underlying shares on the date of the grant. The fair value of PSUs issued with market-based conditions is calculated on the date of the grant using a Monte Carlo simulation model. Stock compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance or market conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period. For PSUs issued with market-based conditions, stock compensation is recognized using a straight line method over the vesting period.

Results of Operations

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on Segment Profit. Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Public Sector subcontracts with Pharmacy Management and Specialty Solutions to provide pharmacy benefits management services and radiology benefits management services for certain of Public Sector's customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company's employees covered under its medical plan. As such, revenue, cost of care, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company's segments are defined in Note A—"General".

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2014
Managed care and other revenue	$188,891	$497,943	$105,434	$55,378	$(18,055)	$829,591
PBM and dispensing revenue	—	—	—	139,624	(2,740)	136,884
Cost of care	(111,202)	(422,518)	(73,652)	(16,391)	18,055	(605,708)
Cost of goods sold	—	—	—	(128,031)	2,733	(125,298)
Direct service costs and other	(40,276)	(42,958)	(15,141)	(35,551)	(30,796)	(164,722)
Stock compensation expense(1)	155	274	414	303	3,326	4,472
Less: non-controlling interest segment profit (loss)(2)	—	(1,330)	—	—	—	(1,330)

Segment profit (loss)	$37,568	$34,071	$17,055	$15,332	$(27,477)	$76,549

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2015
Managed care and other revenue	$152,525	$422,977	$124,342	$49,068	$(262)	$748,650
PBM and dispensing revenue	—	—	—	258,793	(26,475)	232,318
Cost of care	(82,130)	(346,930)	(93,273)	5	—	(522,328)
Cost of goods sold	—	—	—	(243,538)	25,331	(218,207)
Direct service costs and other	(39,210)	(51,387)	(20,174)	(63,548)	(30,131)	(204,450)
Stock compensation expense(1)	171	309	509	8,856	4,056	13,901
Changes in fair value of contingent consideration	100			14,869		14,969
Less: non-controlling interest segment profit (loss)(2)	—	(120)	—	—	26	(94)

Segment profit (loss)	$31,456	$25,089	$11,404	$24,505	$(27,507)	$64,947

(1)
Stock compensation expense and changes in the fair value of contingent consideration recorded in relation to the acquisitions are included in direct service costs and other operating expenses, however this amount is excluded from the computation of Segment Profit.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2014	2015
Segment profit	$76,549	$64,947
Stock compensation expense	(4,472)	(13,901)
Changes in fair value of contingent consideration	—	(14,969)
Non-controlling interest segment profit (loss)	(1,330)	(94)
Depreciation and amortization	(20,229)	(23,496)
Interest expense	(836)	(1,626)
Interest income	311	466

Income before income taxes	$49,993	$11,327

Non-GAAP Measures

        The Company reports its financial results in accordance with GAAP, however the Company's management also assesses business performance and makes business decisions regarding the Company's operations using certain non-GAAP measures. In addition to Segment Profit, as defined above, the Company also uses adjusted net income attributable to Magellan Health, Inc. ("Adjusted Net Income") and adjusted net income per common share attributable to Magellan Health, Inc. on a diluted basis ("Adjusted EPS"). Adjusted Net Income and Adjusted EPS reflect certain adjustments made for acquisitions completed after January 1, 2013 to exclude non-cash stock compensation expense resulting from restricted stock purchases by sellers, changes in the fair value of contingent consideration, as well as amortization of identified acquisition intangibles. The Company believes these non-GAAP measures provide a more useful comparison of the Company's underlying business performance from period to period and are more representative of the earnings capacity of the Company. Non-GAAP financial measures we disclose, such as Segment Profit, Adjusted Net Income, and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

        The following table reconciles Adjusted Net Income to net income attributable to Magellan Health, Inc. (in thousands):

	Three Months Ended March 31,
	2014	2015
Adjusted Net Income	$27,306	$24,384
Adjusted for acquisitions starting in 2013
Stock compensation relating to acquisitions	(939)	(8,338)
Changes in fair value of contingent consideration	—	(14,969)
Amortization of acquired intangibles	(1,633)	(4,383)
Tax impact	986	10,594

Net income attributable to Magellan Health, Inc.	$25,720	$7,288

        The following table reconciles Adjusted EPS to net income per common share attributable to Magellan Health, Inc.—diluted:

	Three Months Ended March 31,
	2014	2015
Adjusted EPS	$0.97	$0.94
Adjusted for acquisitions starting in 2013
Stock compensation relating to acquisitions	(0.03)	(0.32)
Changes in fair value of contingent consideration	—	(0.57)
Amortization of acquired intangibles	(0.06)	(0.17)
Tax impact	0.04	0.40

Net income per common share attributable to Magellan Health, Inc.—Diluted	$0.92	$0.28

Quarter ended March 31, 2015 ("Current Year Quarter"), compared to the quarter ended March 31, 2014 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 19.3 percent or $36.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $56.3 million, program change of $9.6 million and favorable prior period rate, membership and other adjustments of $2.6 million in the Prior Year Quarter. These decreases were partially offset by contracts implemented after (or during) the Prior Year Quarter of $10.0 million, favorable rate changes of $4.4 million, and other net favorable increases of $17.7 million (mainly related to higher care associated with a cost-plus contract).

Cost of Care

        Cost of care decreased by 26.1 percent or $29.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $40.6 million, program change of $6.3 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $2.7 million and favorable prior period medical claims development recorded in the Current Year Quarter of $1.9 million. These decreases were partially offset by new contracts implemented after (or during) the Prior Year Quarter of $8.9 million, and unfavorable care trends and other net variances of $13.5 million. Cost of care decreased as a percentage of risk revenue (excluding EAP business) from 77.0 percent in the Prior Year Quarter to 75.8 percent in the Current Year Quarter, mainly due to rate increases and favorable prior period care development.

Direct Service Costs

        Direct service costs decreased by 2.6 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to terminated contracts, partially offset by new business and increased administrative cost. Direct service costs increased as a percentage of revenue from 21.3 percent in the Prior Year Quarter to 25.7 percent in the Current Year Quarter, mainly due to the impact of terminated contracts.

Public Sector

Net Revenue

        Net revenue related to Public Sector decreased by 15.1 percent or $75.0 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $234.3 million, unfavorable retroactive rate adjustments in the Current Year Quarter of $3.3 million, the revenue impact of favorable prior period medical claims development recorded in the Current Year Quarter of $1.2 million and other net unfavorable variances of $1.2 million. These decreases were partially offset by increased membership from existing customers of $119.9 million, favorable rate changes of $36.6 million and an increase in net revenue recorded for ACA fees of $8.5 million.

Cost of Care

        Cost of care decreased by 17.9 percent or $75.6 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $201.8 million and favorable prior period medical claims development recorded in the Current Year Quarter of $14.3 million. These decreases were partially offset by increased membership from existing customers of $97.8 million, higher care associated with favorable rate changes of $28.8 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $2.2 million and unfavorable care trends and other net variances of $11.7 million. Cost of care decreased as a percentage of risk revenue from 87.3 percent in the Prior Year Quarter to 85.1 percent in the Current Year Quarter mainly due higher ACA fee revenue.

Direct Service Costs

        Direct service costs increased by 19.6 percent or $8.4 million from the Prior Year Quarter to the Current Year Quarter, mainly due to higher ACA fees of $1.8 million, as well as costs to support new business and development costs for the Magellan Complete Care product. Direct service costs increased as a percentage of revenue from 8.6 percent for the Prior Year Quarter to 12.1 percent in the Current Year Quarter mainly due to development costs for the Magellan Complete Care product partially offset by terminated contracts.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 17.9 percent or $18.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $16.5 million, increased membership from existing customers of $8.5 million, favorable rates changes of $2.8 million and other favorable variances of $1.9 million, partially offset by program changes of $10.8 million.

Cost of Care

        Cost of care increased by 26.6 percent or $19.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts of $14.4 million, increased membership from existing customers of $6.7 million, unfavorable prior period medical claims development recorded in the Current Year Quarter of $2.6 million, favorable prior period development recorded in the Prior Year Quarter of $1.3 million and unfavorable care trends and other net variances of $3.8 million, partially offset by program changes of $9.2 million. Cost of care increased as a percentage of risk revenue from 77.7 percent in the Prior Year Quarter to 84.6 percent in the Current Year Quarter mainly due to unfavorable care trends and care development.

Direct Service Costs

        Direct service costs increased by 33.2 percent or $5.0 million from the Prior Year Quarter to the Current Year Quarter mainly due to new business and increased administrative expense (mainly salaries and consulting). Direct service costs increased as a percentage of revenue from 14.4 percent for the Prior Year Quarter to 16.2 percent in the Current Year Quarter mainly due to salaries and consulting cost for product development.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management decreased by 11.4 percent or $6.3 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $18.1 million and other net decreases of $0.3 million, partially offset by revenue of $12.1 million for CDMI which was acquired on April 30, 2014.

PBM/Distribution Revenue

        PBM and Distribution revenue related to Pharmacy Management increased by 85.3 percent or $119.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $104.1 million and an increase in pharmacy employer revenue of $26.4 million. These increases were partially offset by net decreased dispensing activity from existing customers of $8.3 million and other net unfavorable variances of $3.0 million.

Cost of Care

        Cost of care decreased by $16.4 million from the Prior Year Quarter to the Current Year Quarter due to a terminated contract.

Cost of Goods Sold

        Cost of goods sold increased by 90.2 percent or $115.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after the Prior Year Quarter of $101.6 million and an increase in pharmacy employer of $23.9 million. These increases were partially offset by decreased dispensing activity from existing customers of $7.4 million and other net unfavorable variances of $2.6 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold increased from 91.7 percent in the Prior Year Quarter to 94.1 percent the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 78.8 percent or $28.0 million from the Prior Year Quarter to the Current Year Quarter. This increase mainly relates to increased stock compensation expense of $8.6 million, and changes in the fair value of contingent consideration related to the CDMI acquisition of $14.9 million, in addition to implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs increased from 18.2 percent in the Prior Year Quarter to 20.6 percent in the Current Year Quarter, mainly due to the CDMI acquisition expenses previously discussed.

Corporate and Elimination

        Net expenses related to Corporate, which includes eliminations, increased by 2.4 percent or $0.7 million, primarily due to an increase in stock compensation expense. As a percentage of total net revenue, net expenses of 3.2 percent were consistent with the Prior Year Quarter.

Depreciation and Amortization

        Depreciation and amortization expense increased by 16.2 percent or $3.3 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

        Interest expense increased by $0.8 million from the Prior Year Quarter to the Current Year Quarter, mainly due to borrowings under the 2014 Credit Facility after the Prior Year Quarter.

Interest Income

        Interest income was consistent with the Prior Year Quarter.

Income Taxes

        The Company's effective income tax rates were 51.2 percent and 36.5 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter differs from the Prior Year Quarter mainly due to the inclusion of valuation allowances in the Prior Year Quarter on certain deferred assets, and the reversal of tax contingencies in the Current Year Quarter from the favorable settlement of state income tax examinations.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of March 31, 2015, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $82.8 million and $44.2 million for the Prior Year Quarter and Current Year Quarter, respectively. The $38.6 million decrease in operating cash flows from the Prior Year Quarter to the Current Year Quarter is attributable to the impact of the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change, the decrease in Segment Profit between periods, net unfavorable working capital changes between periods and an increase in tax payments between periods.

        Restricted cash of $28.2 million and $13.4 million for the Prior Year Quarter and Current Year Quarter, respectively, were shifted to restricted investments that increased operating cash flows. The net impact of the shift in restricted funds between periods is a decrease in operating cash flows of $14.8 million. Segment Profit for the Current Year Quarter decreased $11.6 million from the Prior Year Quarter. Operating cash flows for the Prior Year Quarter and Current Year Quarter were impacted by net unfavorable working capital changes of $18.0 million and $27.3 million, respectively, largely attributable to discretionary bonus payments. Tax payments for the Prior Year Quarter and Current Year Quarter totaled $3.9 million and $6.8 million, respectively.

        During the Current Year Quarter, the Company's restricted cash decreased $9.7 million. The change is restricted cash is attributable to the net shift of restricted cash of $13.4 million to restricted investments and other net decreases of $0.2 million, partially offset by the net increase in restricted cash of $3.9 million associated with the Company's regulated entities. The net change in restricted cash for the Company's regulated entities is attributable to a net increase in restricted cash requirements of $18.0 million that resulted in an operating cash flow use, partially offset by a net decrease in restricted cash of $14.1 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $11.1 million and $21.4 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Quarter were $2.0 million and $9.1 million, respectively, as compared to additions for the Current Year Quarter related to hard assets and capitalized software of $9.6 million and $11.8 million, respectively. During the Prior Year Quarter and Current Year Quarter the Company used net cash of $2.1 million and $36.4 million for the net purchase of "available-for-sale" securities. In addition, during the Current Year Quarter the Company used net cash of $13.6 million for the acquisition of HSM.

        Financing Activities.    During the Prior Year Quarter, the Company paid $17.0 million for the repurchase of treasury stock under the Company's share repurchase program and had other net unfavorable items of $1.7 million. In addition, the Company received $7.2 million from the exercise of stock options.

        During the Current Year Quarter, the Company paid $32.1 million for the repurchase of treasury stock under the Company's share repurchase program, $3.1 million on debt obligations and $0.6 million on capital lease obligations. In addition, the Company received $36.9 million from the exercise of stock options and had other net favorable items of $2.1 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2015, the Company expects to fund its estimated capital expenditures of $42.6 million to $52.6 million with cash from operations. The Company does not anticipate that it will need to draw on additional amounts available under the 2014 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2015. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company may draw on the 2014 Credit Facility to fund a portion of cash required for its acquisition activities. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        Stock Repurchases.    On October 22, 2014 the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. For See Note D—"Commitments and Contingencies" for more information on the Company's share repurchase program.

        Off-Balance Sheet Arrangements.    As of March 31, 2015, the Company has no material off-balance sheet arrangements.

        2014 Credit Facility.    On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period. See Note A—"General" for more information on the 2014 Credit Facility.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of March 31, 2015, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

          a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of March 31, 2015. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

          b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There has been no material change in our risk factors as disclosed in Part I—Item 1A—"Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on February 26, 2015.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 24, 2014 - December 31, 2014	232,170	$60.65	$14.1
January 1, 2015 - March 31, 2015	509,935	62.14	31.7

	742,105		$45.8

        Following is a summary of stock repurchases made during the three months ended March 31, 2015 (approximate dollar value of shares that may be purchased under the plan is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
January 1 - 31, 2015	215,871	$59.94	215,871	$173.1
February 1 - 28, 2015	162,157	61.34	162,157	163.1
March 1 - 31, 2015	131,907	66.71	131,907	154.3

	509,935		509,935

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from April 1, 2015 through April 27, 2015, the Company made additional open market purchases of 101,547 shares of the Company's common stock at an aggregate cost of $7.2 million (excluding broker commissions).

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

Exhibit No.	Description
10.1	Form of Stock Option Agreement, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 9, 2015 and is incorporated herin by reference.
10.2
Form of Notice of Stock Option Grant, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 9, 2015 and is incorporated herin by reference.
10.3
Form of Performance-Based Restricted Stock Unit Agreement, relating to performance-based restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 9, 2015 and is incorporated herin by reference.
10.4
Form of Notice of Performance-Based Restricted Stock Unit Award, relating to performance-based restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 9, 2015 and is incorporated herin by reference.
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2015	MAGELLAN HEALTH, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)