Form 10-Q
period 2015-06-30
MAGELLAN HEALTH INC
filed 2015-07-27
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of June 30, 2015 was 27,012,279.

FORM 10-Q
MAGELLAN HEALTH, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2014	June 30, 2015 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$255,303	$167,826
Restricted cash	215,325	131,321
Accounts receivable, less allowance for doubtful accounts of $4,047 and $3,587 at December 31, 2014 and June 30, 2015, respectively	353,713	407,984
Short-term investments (restricted investments of $132,808 and $209,537 at December 31, 2014 and June 30, 2015, respectively)	224,361	312,306
Deferred income taxes	27,226	26,476
Pharmaceutical inventory	39,375	42,294
Other current assets (restricted deposits of $30,620 and $27,030 at December 31, 2014 and June 30, 2015, respectively)	52,246	81,634

Total Current Assets	1,167,549	1,169,841
Property and equipment, net	171,916	177,366
Restricted long-term investments	43,293	29,731
Other long-term assets	11,575	13,632
Goodwill	566,106	623,827
Other intangible assets, net	133,718	149,113

Total Assets	$2,094,157	$2,163,510

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,929	$58,003
Accrued liabilities	154,931	159,132
Medical claims payable	278,482	255,524
Other medical liabilities	72,719	141,221
Current maturities of long-term debt and capital lease obligations	15,779	15,959

Total Current Liabilities	585,840	629,839
Long-term debt and capital lease obligations	255,742	249,264
Deferred income taxes	30,950	27,250
Tax contingencies	12,320	11,368
Contingent consideration	49,839	63,542
Deferred credits and other long-term liabilities	19,951	19,574

Total Liabilities	954,642	1,000,837

Redeemable non-controlling interest	5,957	8,198
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2014 and June 30, 2015—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2014 and June 30, 2015—Issued and outstanding—50,085 shares and 26,935 shares at December 31, 2014, respectively, and 51,224 and 27,012 shares at June 30, 2015, respectively	501	512
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2014 and June 30, 2015—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	1,018,266	1,095,772
Retained earnings	1,179,897	1,191,828
Accumulated other comprehensive loss	(143)	(167)
Ordinary common stock in treasury, at cost, 23,150 shares and 24,212 shares at December 31, 2014 and June 30, 2015, respectively	(1,064,963)	(1,133,470)

Total Stockholders' Equity	1,133,558	1,154,475

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,094,157	$2,163,510

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net revenue:
Managed care and other	$682,274	$776,240	$1,511,865	$1,524,890
PBM and dispensing	205,740	381,367	342,624	613,685

Total net revenue	888,014	1,157,607	1,854,489	2,138,575

Cost and expenses:
Cost of care	481,617	568,288	1,087,325	1,090,616
Cost of goods sold	192,566	361,409	317,864	579,616
Direct service costs and other operating expenses(1)(2)	179,034	191,455	343,756	395,905
Depreciation and amortization	22,480	25,022	42,709	48,518
Interest expense	2,004	1,653	2,840	3,279
Interest income	(275)	(500)	(586)	(966)

Total costs and expenses	877,426	1,147,327	1,793,908	2,116,968

Income before income taxes	10,588	10,280	60,581	21,607
Provision for income taxes	6,261	5,987	31,874	10,120

Net income	4,327	4,293	28,707	11,487
Less: net income (loss) attributable to non-controlling interest	(659)	(350)	(1,999)	(444)

Net income attributable to Magellan Health, Inc.	$4,986	$4,643	$30,706	$11,931

Net income per common share attributable to Magellan Health, Inc.:
Basic (See Note B)	$0.18	$0.18	$1.13	$0.47
Diluted (See Note B)	$0.18	$0.17	$1.10	$0.45

(1)
Includes stock compensation expense of $9,550 and $13,795 for the three months ended June 30, 2014 and 2015, respectively, and $14,022 and $27,696 for the six months ended June 30, 2014 and 2015, respectively.

(2)
Includes changes in fair value of contingent consideration of $2,567 and $17,536 for the three and six months ended June 30, 2015, respectively.

..

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net income	$4,327	$4,293	$28,707	$11,487
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities(1)	70	(93)	113	(24)

Comprehensive income	4,397	4,200	28,820	11,463
Less: comprehensive income (loss) attributable to non-controlling interest	(659)	(350)	(1,999)	(444)

Comprehensive income attributable to Magellan Health, Inc.	$5,056	$4,550	$30,819	$11,907

(1)
Net of income tax provision (benefit) of $46 and $(48) for the three months ended June 30, 2014 and 2015, respectively, and $75 and $(2) for the six months ended June 30, 2014 and 2015, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2014	2015
Cash flows from operating activities:
Net income	$28,707	$11,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,709	48,518
Non-cash interest expense	1,572	197
Non-cash stock compensation expense	14,022	27,696
Non-cash income tax benefit	(1,558)	(3,323)
Non-cash amortization on investments	2,653	2,966
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	69,383	84,004
Accounts receivable, net	(15,752)	(32,064)
Pharmaceutical inventory	5,332	(2,919)
Other assets	(27,675)	(31,551)
Accounts payable and accrued liabilities	(5,434)	(49,898)
Medical claims payable and other medical liabilities	18,657	45,544
Tax contingencies	1,164	(578)
Deferred credits and other long-term liabilities	3,366	12,645
Other	(95)	(48)

Net cash provided by operating activities	137,051	112,676

Cash flows from investing activities:
Capital expenditures	(32,007)	(37,653)
Acquisitions and investments in businesses, net of cash acquired	(124,995)	(55,943)
Purchase of investments	(112,088)	(293,348)
Maturity of investments	146,532	215,984

Net cash used in investing activities	(122,558)	(170,960)

Cash flows from financing activities:
Payments to acquire treasury stock	(65,254)	(68,783)
Proceeds from exercise of stock options and warrants	34,197	49,170
Payments on long-term debt and capital lease obligations	(2,087)	(8,299)
Payments on contingent consideration	—	(4,439)
Tax benefit from exercise of stock options and vesting of stock awards	2,384	3,774
Other	(1,143)	(616)

Net cash used in financing activities	(31,903)	(29,193)

Net decrease in cash and cash equivalents	(17,410)	(87,477)
Cash and cash equivalents at beginning of period	203,187	255,303

Cash and cash equivalents at end of period	$185,777	$167,826

Supplemental cash flow data:
Non-cash investing activites:
Property and equipment acquired under capital leases	$216	$1,987

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation ("Magellan"), include Magellan and its subsidiaries (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on this Form 10-Q and no events occurred that require disclosure.

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

JUNE 30, 2015

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

        The managed healthcare business includes the following two segments, which are differentiated based on the services provided and/or the customers served:

        Commercial.    The Managed Healthcare Commercial segment ("Commercial") generally reflects managed behavioral healthcare services and EAP services provided under contracts with health plans and other MCOs for some or all of their commercial, Medicaid and Medicare members, as well as with employers, including corporations, governmental agencies, military and labor unions. Commercial's contracts encompass risk-based, ASO and EAP arrangements. As of June 30, 2015, Commercial's covered lives were 2.6 million, 12.7 million and 13.4 million for risk-based, ASO and EAP products, respectively. For the six months ended June 30, 2015, Commercial's revenue was $138.8 million, $62.1 million and $102.3 million for risk-based, ASO and EAP products, respectively.

        Public Sector.    The Managed Healthcare Public Sector segment ("Public Sector") generally reflects: (i) the management of behavioral healthcare services provided to recipients under Medicaid and other state sponsored programs under contracts with state and local governmental agencies, and (ii) the integrated management of physical, behavioral and pharmaceutical care for special populations covered under Medicaid and other government sponsored programs. Public Sector contracts encompass either risk-based or ASO arrangements. As of June 30, 2015, Public Sector's covered lives were 1.5 million and 1.8 million for risk-based and ASO products, respectively. For the six months ended June 30, 2015, Public Sector's revenue was $832.5 million and $30.3 million for risk-based and ASO products, respectively.

Specialty Solutions

        The Specialty Solutions segment ("Specialty Solutions") generally reflects the management of the delivery of diagnostic imaging (radiology benefits management or "RBM") and a variety of other specialty areas such as radiation oncology, obstetrical ultrasound, cardiology and musculoskeletal management to ensure that such services are clinically appropriate and cost effective. The Company's Specialty Solutions services are currently provided under contracts with health plans and other MCOs

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

for some or all of their commercial, Medicaid and Medicare members. The Company also contracts with state and local governmental agencies for the provision of such services to Medicaid recipients. The Company offers its Specialty Solutions services through risk-based contracts, where the Company assumes all or a substantial portion of the responsibility for the cost of providing services, and through ASO contracts, where the Company provides services such as utilization review and claims administration, but does not assume responsibility for the cost of the services. As of June 30, 2015, covered lives for Specialty Solutions were 7.4 million and 16.2 million for risk-based and ASO products, respectively. For the six months ended June 30, 2015, revenue for Specialty Solutions was $228.4 million and $28.2 million for risk-based and ASO products, respectively.

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

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements. During the six months ended June 30, 2015, Pharmacy Management paid 8.1 million adjusted commercial network claims in the Company's PBM business. As of June 30, 2015, the Company had a generic dispensing rate of 84.0 percent within its commercial PBM business. In addition, during the six months ended June 30, 2015, the Company paid 29.5 million adjusted PBA claims and 52.4 thousand specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. In addition, as of June 30, 2015, Pharmacy Management served 1.6 million commercial PBM members, 10.0 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. In July 2015, the FASB approved to defer the effective date of ASU 2014-09. This ASU is now effective for calendar years beginning after December 15, 2017. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position, and cash flows.

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

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)" ("ASU 2014- 15"), which provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

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

        In April 2015, the FASB issued ASU No. 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which provides guidance to clarify the customer's accounting for fees paid in a cloud computing arrangement. This guidance is effective for annual periods and interim

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

reporting periods of public entities beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $595.1 million and $1,323.9 million for the three and six months ended June 30, 2014, respectively, and $668.6 million and $1,314.9 million for the three and six months ended June 30, 2015, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to Patient Protection and Affordable Care Act ("ACA") fees billed on a cost reimbursement basis. Revenues from these contracts approximated $73.0 million and $132.7 million for the three and six months ended June 30, 2014, respectively, and $84.6 million and $163.6 million for the three and six months ended June 30, 2015, respectively.

        Block Grant Revenues.    The Maricopa Contract (as defined below) was partially funded by federal, state and county block grant money, which represented annual appropriations. The Company recognized revenue from block grant activity ratably over the period to which the block grant funding applied. Block grant revenues were approximately $0.0 million and $33.0 million for the three and six months ended June 30, 2014, respectively. The Maricopa Contract terminated on March 31, 2014.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues approximated $2.4 million and $5.4 million, respectively, for the three and six months ended June 30, 2014, respectively, and $1.1 million and $5.7 million for the three and six months ended June 30, 2015, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues approximated $9.2 million and $13.3 million for the three and six months ended June 30, 2014, respectively, and $16.9 million and $32.8 million for the three and six months ended June 30, 2015, respectively.

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

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $146.3 million and $227.5 million for the three and six months ended June 30, 2014 and $330.0 million and $515.8 million for the three and six months ended June 30, 2015, respectively.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $59.4 million and $115.1 million for the three and six months ended June 30, 2014 and $51.4 million and $97.9 million for the three and six months ended June 30, 2015, respectively.

Significant Customers

        Customers exceeding ten percent of the consolidated Company's net revenues

        The Company provides behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the "Iowa Contracts"). The Company currently has two contracts; the Iowa Medicaid Contract and Iowa Medicaid Integrated Health Home Provider Agreement ("IHH Agreement"). Under the Iowa Medicaid Contract, the Company is responsible for providing managed mental health and substance abuse treatment to enrollees under a Medicaid 1915(b) waiver, as well as substance abuse treatment services plan funded by federal block grant and state appropriations under the authority of the Iowa Department of Public Health. The Iowa Health and Wellness Plan for members who qualify as an "exempt individual", as defined in 441 of the Iowa Administrative Code, were also added to the contract on January 1, 2014. The latest Iowa Medicaid Contract began on January 1, 2010 and extended through June 30, 2015. The Iowa Department of Human Services and the Iowa Department of Public Health has the right to terminate the Iowa Medicaid Contract upon 30 days notice for any reason or no reason at all. In June 2015, the Company received a notice of intent to extend the Iowa Medicaid Contract through December 31, 2015, to coincide with the start date of the new Iowa High Quality Healthcare Initiative, as discussed below. Under the IHH Agreement, the Company establishes a health home for individuals identified with serious and persistent mental illness through enrolled provider organizations capable of providing enhanced care. The IHH Agreement began on July 1, 2013 and extends through June 30, 2016 unless sooner terminated by either party with 60 days notice for any reason or no reason at all. The IHH program is part of the new Iowa High Quality Healthcare Initiative and we expect that the end of the IHH agreement will coincide with the start date of the new initiative. The Iowa Contracts generated net revenues of $213.0 million and $261.9 million for the six months ended June 30, 2014 and 2015, respectively.

        On February 16, 2015 the Iowa Department of Human Services (the "Agency") released the Iowa High Quality Healthcare Initiative Request for Proposal ("RFP"). The Agency intends to contract on a statewide basis with two to four successful bidders with a demonstrated capacity to coordinate care and provide quality outcomes for the Medicaid and Children's Health Insurance Program ("CHIP") populations. The program will enroll the majority of the Iowa Medicaid and CHIP populations and will also provide services for individuals qualifying for Iowa Department of Public Health ("IDPH") funded substance abuse services. The anticipated start of the contract is January 1, 2016 for an initial period of three years and the ability for the Agency to extend the contract for two additional two year terms. The RFP includes the services provided by the Company's current Iowa Contracts. The Company has submitted a bid on this RFP. There can be no assurance that the Company will be awarded a contract

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

pursuant to the RFP, or that the terms of any contract awarded pursuant to the RFP will be similar to the current Iowa Contracts.

        The Company provides behavioral healthcare management and other related services to members in the state of Florida pursuant to contracts with the State of Florida (the "Florida Contracts"). The Company had behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which were part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees receive integrated healthcare services, and in 2014 phased out the behavioral healthcare programs under which the Florida Areas' contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program ("the Florida Medicaid Contract"). The Florida Medicaid Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Medicaid Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contracts generated net revenues of $57.4 million and $218.0 million for the six months ended June, 2014 and 2015, respectively.

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RBHA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract terminated on March 31, 2014. The Maricopa Contract generated net revenues of $209.5 million for the six months ended June 30, 2014.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

  Customers exceeding ten percent of segment net revenues

        In addition to the Iowa Contracts, the Florida Contracts, and the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2014 and 2015 (in thousands):

Segment	Term Date	2014		2015
Commercial
Customer A	June 30, 2014(1)	$110,492		$—
Customer B	December 31, 2019	90,923		117,098
Customer C	August 14, 2017	47,769		63,900
Public Sector
None
Specialty Solutions
Customer A	November 30, 2016	26,577		30,743
Customer D	December 31, 2017(2)	69,988		67,568
Customer E	June 30, 2016(3)	26,515		3,420	*
Customer F	June 30, 2017	34,901		47,696
Customer G	January 31, 2016	24,593		30,125
Customer H	April 1, 2017 to October 1, 2017	6,461	*	29,327
Pharmacy Management
Customer I	November 30, 2015 to April 4, 2016(4)	60,972		60,618	*
Customer J	December 16, 2016	50,325		158,132

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The contract has terminated.

(2)
On December 31, 2014, this contract was amended and extended through December 31, 2017. Historically the Company provided services on a risk basis. Under the amended contract, the funding arrangement is a combination of risk and ASO based services.

(3)
The contract transitioned from risk to ASO based services effective July 1, 2014.

(4)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $179.0 million and $186.1 million for the six months ended June 30, 2014 and 2015, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's assets and liabilities that are required to be measured at fair value as of December 31, 2014 and June 30, 2015 (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$—	$139,280	$—	$139,280
Restricted cash(2)	—	65,992	—	65,992
Investments:
U.S. government and agency securities	4,303	—	—	4,303
Obligations of government-sponsored enterprises(3)	—	15,315	—	15,315
Corporate debt securities	—	246,886	—	246,886
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$4,303	$468,623	$—	$472,926

Liabilities
Contingent consideration	$—	$—	$58,153	$58,153

Total liabilities held at fair value	$—	$—	$58,153	$58,153

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(4)	$—	$72,528	$—	$72,528
Restricted cash(5)	—	42,517	—	42,517
Investments:
U.S. government and agency securities	4,980	—	—	4,980
Obligations of government-sponsored enterprises(3)	—	12,007	—	12,007
Corporate debt securities	—	323,900	—	323,900
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$4,980	$452,102	$—	$457,082

Liabilities
Contingent consideration	$—	$—	$89,958	$89,958

Total liabilities held at fair value	$—	$—	$89,958	$89,958

(1)
Excludes $116.0 million of cash held in bank accounts by the Company.

(2)
Excludes $149.3 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

(4)
Excludes $95.3 million of cash held in bank accounts by the Company.

(5)
Excludes $88.8 million of restricted cash held in bank accounts by the Company.

        For the six months ended June 30, 2015, the Company has not transferred any assets between fair value measurement levels.

        The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's term loan of $240.6 million as of June 30, 2015 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value.

        The contingent consideration liability reflects the fair value of potential future payments related to the CDMI, LLC ("CDMI"), Cobalt Therapeutics, LLC ("Cobalt"), and 4D Pharmacy Management Systems, Inc. ("4D") acquisitions. The CDMI purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion, and gross profit milestones through December 31, 2016. The Cobalt purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $6.0 million. The potential future payments are contingent upon engagement of new members and new contract execution through June 30, 2017. The 4D purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $30.0 million. The potential future payments are contingent upon the achievement of certain growth targets in the underlying dual eligible membership served by 4D during calendar year 2015 and retention of certain business through 2018.

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

        For CDMI, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of 14.5 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately zero to 100 percent; and (iii) projected payment dates of 2015 to 2017. For CDMI, the Company estimated undiscounted future contingent payments of $65.7 million and $79.1 million as of December 31, 2014

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

and June 30, 2015, respectively. As of June 30, 2015, the fair value of the short term and long term contingent consideration for CDMI was $9.9 million and $60.5 million, respectively. The increase is mainly a result of improvements in operational forecasts and probabilities of payment.

        For Cobalt, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of 14.5 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately zero to 70 percent; and (iii) projected payment dates of 2015 to 2017. For Cobalt, the Company estimated undiscounted future contingent payments of $4.2 million as of December 31, 2014 and June 30, 2015. As of June 30, 2015, the fair value of the short term and long term contingent consideration for Cobalt was $0.3 million and $3.1 million, respectively.

        For 4D, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of approximately 11.0 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately zero to 100 percent; and (iii) projected payment dates of 2015 to 2016. For 4D, the Company estimated undiscounted future contingent payments of $20.6 million and $17.0 million as of the acquisition date and June 30, 2015, respectively. The net decrease was due to a payment of $5.0 million, partially offset by a net increase of $1.4 million, mainly due to changes in probabilities of payment. As of June 30, 2015, the fair value of the short term contingent consideration for 4D was $16.2 million.

        As of June 30, 2015, the fair value of the short term and long term contingent consideration was $26.4 million and $63.6 million, respectively, and is included in accrued liabilities and contingent consideration, respectively, in the consolidated balance sheets. The change in the fair value of the contingent consideration was $2.5 million and $17.5 million for the three and six months ended June 30, 2015, respectively, which was recorded as direct service costs and other operating expenses in the consolidated statements of income. The increase was mainly a result of changes in the present value and estimated undiscounted liability, as noted above.

        The following table summarizes the Company's liability for contingent consideration (in thousands):

June 30, 2015
Balance as of beginning of period	$58,153
Acquistion of 4D	19,269
Change in fair value	17,536
Payments	(5,000)

Balance as of end of period	$89,958

Investments

        If a debt security is in an unrealized loss position and the Company has the intent to sell the debt security, or it is more likely than not that the Company will have to sell the debt security before

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

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

        As of December 31, 2014 and June 30, 2015, there were no unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the six months ended June 30, 2014 or 2015. The following is a summary of short-term and long-term investments at December 31, 2014 and June 30, 2015 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$4,305	$—	$(2)	$4,303
Obligations of government-sponsored enterprises(1)	15,318	1	(4)	15,315
Corporate debt securities	247,118	8	(240)	246,886
Certificates of deposit	1,150	—	—	1,150

Total investments at December 31, 2014	$267,891	$9	$(246)	$267,654

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$4,976	$5	$(1)	$4,980
Obligations of government-sponsored enterprises(1)	12,001	6	—	12,007
Corporate debt securities	324,174	17	(291)	323,900
Certificates of deposit	1,150	—	—	1,150

Total investments at June 30, 2015	$342,301	$28	$(292)	$342,037

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

        The maturity dates of the Company's investments as of June 30, 2015 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2015	$170,286	$170,187
2016	170,930	170,765
2017	1,085	1,085

Total investments at June 30, 2015	$342,301	$342,037

Income Taxes

        The Company's effective income tax rates were 52.6 percent and 46.8 percent for the six months ended June 30, 2014 and 2015, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2015 is lower than the effective rate for the six months ended June 30, 2014 mainly due to more significant valuation allowances added in the prior year than the current year on certain deferred assets, and the reversal of tax contingencies in the current year from the favorable settlement of state income tax examinations.

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

Net Operating Loss Carryforwards

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

        Deferred tax assets as of December 31, 2014 and June 30, 2015 are shown net of valuation allowances of $12.4 million and $12.5 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of the AlphaCare NOLs and certain state NOLs.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

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

Health Care Reform

        The Patient Protection and the Affordable Care Act ("ACA"), as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has a state public sector customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. For 2014, the ACA fee was $21.4 million which has been paid. For 2015, the ACA fee is estimated to be $26.4 million and is included in accrued liabilities in the consolidated balance sheets. Of these amounts, $5.6 million and $10.7 million was expensed in the three and six months ended June 30, 2014, respectively, and $6.3 million and $13.2 million was expensed in the three and six months ended June 30, 2015, respectively, which was included in direct service costs and other operating expenses in the consolidated statements of income. The Company has recorded revenues of $10.9 million and $14.1 million in the three and six months ended June 30, 2014, respectively, and $10.7 million and $22.4 million in the three and six months ended June 30,2015, respectively, associated with the accrual for the reimbursement of the economic impact of the ACA fees from its customers.

Stock Compensation

        At December 31, 2014 and June 30, 2015, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the Performance-Based Restricted Stock Units issued during the six months ended June 30, 2015, which are described below. The Company recorded stock compensation expense of $9.5 million and $14.0 million for the three and six months ended June 30, 2014 and $13.8 million and $27.7 million for the three and six months ended June 30, 2015, respectively. Stock compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2014 and 2015 has been reduced for forfeitures, estimated at between zero and four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2015 was $14.00 as estimated using the Black-Scholes-Merton option pricing model,

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

which also assumed an expected volatility of 25.03 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the six months ended June 30, 2014 and 2015, $2.4 million and $3.8 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the six months ended June 30, 2014, the net change to additional paid in capital related to tax benefits (deficiencies) was $2.1 million, which includes $2.4 million of excess tax benefits offset by $(0.3) million of excess tax deficiencies. For the six months ended June 30, 2015, the net change to additional paid in capital related to tax benefits (deficiencies) was $3.7 million, which includes $3.8 million of excess tax benefits offset by $(0.1) million of excess tax deficiencies.

        Summarized information related to the Company's stock options for the six months ended June 30, 2015 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,321,063	$50.58
Granted	805,428	64.00
Forfeited	(96,616)	60.02
Exercised	(1,047,036)	47.22

Outstanding, end of period	2,982,839	$55.08

Vested and expected to vest at end of period	2,941,497	$54.99

Exercisable, end of period	1,401,219	$49.27

        All of the Company's options granted during the six months ended June 30, 2015 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards ("RSAs") for the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,626,827	$57.66
Awarded	20,115	67.12
Vested	(94,547)	57.48
Forfeited	—	—

Outstanding, end of period	1,552,395	$57.79

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's nonvested restricted stock units ("RSUs") for the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	156,695	$54.88
Awarded	172,810	63.95
Vested	(78,036)	52.89
Forfeited	(12,103)	60.41

Outstanding, end of period	239,366	$61.80

        The vesting period for RSAs ranges from 12 months to 42 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant. In addition, the RSUs outstanding at the beginning of the period contain associated performance hurdle(s) that must be met in order for the awards to vest. The RSUs granted during the six months ended June 30, 2015 do not contain associated performance hurdles.

        During the six months ended June 30, 2015, the Company granted 43,900 performance-based restricted stock units ("PSUs") to members of management. During the six months ended June 30, 2015, 2,472 of the PSUs awarded were forfeited. The PSUs are subject to market-based conditions. The estimated fair value of the PSUs granted was $85.00, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1%, and expected volatility of 15% to 52% (average of 28%). The PSUs will entitle the grantee to receive a number of shares of the Company's Common Stock determined over a three-year performance period ending on December 31, 2017 and vesting on March 4, 2018, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company's Total Shareholder Return (as defined below), expressed as a percentile ranking of the Company's Total Shareholder Return as compared to the Company's Peer Group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total Shareholder Return is determined by dividing the average share value of the Company's Common Stock over the 30 trading days preceding January 1, 2018 by the average share value of the Company's Common Stock over the 30 trading days beginning on January 1, 2015, with a deemed reinvestment of any dividends declared during the performance period. The Company's Peer Group includes 54 companies which comprise the S&P Health Care Services Industry Index, which was selected by the Compensation Committee of the Company's Board of Directors and includes a range of healthcare companies operating in several business segments.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

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

        On September 30, 2014, the Company completed a draw-down of the $250.0 million term loan. The borrowings will initially be maintained as a Eurodollar loan. The term loan is subject to certain quarterly amortization payments. As of June 30, 2015 the remaining balance on the term loan was $240.6 million. The term loan will mature on July 23, 2019. As of June 30, 2015, the term loan bore interest at a rate of 1.50 percent plus the London Interbank Offered Rate ("LIBOR"), which was equivalent to a total interest rate of 1.6866 percent. For the six months ended June 30, 2015, the weighted average interest rate was 1.676 percent. As of June 30, 2015, the contractual maturities of the term loan were as follows: 2015—$6.2 million; 2016—$15.6 million; 2017—$25.0 million; 2018—$25.0 million; and 2019—$168.8 million.

        There were $24.6 million of capital lease obligations at December 31, 2014 and June 30, 2015. The Company had $32.9 million and $33.4 million of letters of credit outstanding at December 31, 2014 and June 30, 2015, respectively, and no revolving loan borrowings at December 31, 2014 or June 30, 2015.

Redeemable Non-Controlling Interest

        As of June 30, 2015 the Company held an 82% equity interest in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50% of the remaining shares prior to January 1, 2017 provided certain membership levels are attained. After December 31, 2016 the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016 the Company has the right to purchase all remaining shares. Non-controlling interests with redemption features, such as put options, that are not solely

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE A—General (Continued)

within the Company's control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. The carrying value of the non-controlling interest as of December 31, 2014 and June 30, 2015 was $5.9 million and $8.2 million, respectively. The $2.3 million increase in carrying value is a result of the impact of additional capital provided by the Company, partially offset by operating losses. The Company recognizes changes in the redemption value on a quarterly basis and adjusts the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of June 30, 2015, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

        The following tables reconcile income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Numerator:
Net income attributable to Magellan Health, Inc.	$4,986	$4,643	$30,706	$11,931

Denominator:
Weighted average number of common shares outstanding—basic	27,144	25,684	27,257	25,502
Common stock equivalents—stock options	554	362	574	406
Common stock equivalents—RSAs	66	654	49	584
Common stock equivalents—RSUs	—	26	27	36
Common stock equivalents—PSUs	—	49	—	58
Common stock equivalents—employee stock purchase plan	1	1	1	2

Weighted average number of common shares outstanding—diluted	27,765	26,776	27,908	26,588

Net income attributable to Magellan Health, Inc. per common share—basic	$0.18	$0.18	$1.13	$0.47

Net income attributable to Magellan Health, Inc. per common share—diluted	$0.18	$0.17	$1.10	$0.45

        The weighted average number of common shares outstanding for the three and six months ended June 30, 2014 and 2015 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended June 30, 2014 and 2015 represent stock options to purchase shares of the Company's common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 0.7 million and 0.5 million options for the three and six months ended June 30, 2014, respectively, and 0.8 million and 0.9 million options for the three and six months ended June 30, 2015, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2015
Managed care and other revenue	$150,658	$439,858	$132,227	$53,782	$(285)	$776,240
PBM and dispensing revenue	—	—	—	408,924	(27,557)	381,367
Cost of care	(88,200)	(380,580)	(99,508)	—	—	(568,288)
Cost of goods sold	—	—	—	(387,828)	26,419	(361,409)
Direct service costs and other	(37,915)	(49,944)	(19,913)	(56,430)	(27,253)	(191,455)
Stock compensation expense(1)	233	240	21	10,016	3,285	13,795
Changes in fair value of contingent consideration(1)	71	—	—	2,496	—	2,567
Less: non-controlling interest segment profit (loss)(2)	—	(273)	—	—	(77)	(350)

Segment profit (loss)	$24,847	$9,847	$12,827	$30,960	$(25,314)	$53,167

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2014
Managed care and other revenue	$386,916	$817,897	$224,760	$100,347	$(18,055)	$1,511,865
PBM and dispensing revenue	—	—	—	348,889	(6,265)	342,624
Cost of care	(228,054)	(697,626)	(163,405)	(16,295)	18,055	(1,087,325)
Cost of goods sold	—	—	—	(324,111)	6,247	(317,864)
Direct service costs and other	(82,806)	(88,349)	(33,038)	(77,156)	(62,407)	(343,756)
Stock compensation expense(1)	312	504	768	5,859	6,579	14,022
Less: non-controlling interest segment profit (loss)(2)	—	(1,978)	—	—	—	(1,978)

Segment profit (loss)	$76,368	$34,404	$29,085	$37,533	$(55,846)	$121,544

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2015
Managed care and other revenue	$303,183	$862,835	$256,569	$102,850	$(547)	$1,524,890
PBM and dispensing revenue	—	—	—	667,717	(54,032)	613,685
Cost of care	(170,330)	(727,510)	(192,781)	5	—	(1,090,616)
Cost of goods sold	—	—	—	(631,366)	51,750	(579,616)
Direct service costs and other	(77,125)	(101,331)	(40,087)	(119,978)	(57,384)	(395,905)
Stock compensation expense(1)	404	549	530	18,872	7,341	27,696
Changes in fair value of contingent consideration(1)	171	—	—	17,365	—	17,536
Less: non-controlling interest segment profit (loss)(2)	—	(393)	—	—	(51)	(444)

Segment profit (loss)	$56,303	$34,936	$24,231	$55,465	$(52,821)	$118,114

(1)
Stock compensation expense, as well as changes in the fair value of contingent consideration recorded in relation to the acquisitions, are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Segment profit	$44,995	$53,167	$121,544	$118,114
Stock compensation expense	(9,550)	(13,795)	(14,022)	(27,696)
Changes in fair value of contingent consideration	—	(2,567)	—	(17,536)
Non-controlling interest segment profit (loss)	(648)	(350)	(1,978)	(444)
Depreciation and amortization	(22,480)	(25,022)	(42,709)	(48,518)
Interest expense	(2,004)	(1,653)	(2,840)	(3,279)
Interest income	275	500	586	966

Income before income taxes	$10,588	$10,280	$60,581	$21,607

NOTE D—Commitments and Contingencies

Legal

        The Company's operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

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

        Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 24, 2014 - December 31, 2014	232,170	$60.65	$14.1
January 1, 2015 - June 30, 2015	1,062,197	64.48	68.5

	1,294,367		$82.6

        During the period from July 1, 2015 through July 22, 2015, the Company made additional open market purchases of 113,160 shares of the Company's common stock at an aggregate cost of $7.8 million (excluding broker commissions).

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE E—Acquisitions

Acquisition of 4D Pharmacy Management Systems, Inc.

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

        The Company reports the results of operations of 4D within its Pharmacy Management segment.

        The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $24.6 million, consisting of customer contracts in the amount of $21.1 million, which is being amortized over 10 years, non-compete agreements in the amount of $2.2 million, which is being amortized over 5 years and tradename in the amount of $1.3 million, which is being amortized over 18 months. The entire excess purchase price over tangible net assets acquired is amortizable for tax purposes, although the Company's effective rate will not be impacted by the tax amortization.

        The estimated fair values of 4D assets acquired and liabilities assumed at the date of acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes $14,178 of cash and $21,400 of accounts receivable)	$35,638
Property and equipment, net	238
Other identified intangible assets	24,600
Goodwill	49,058

Total assets acquired	109,534

Liabilities assumed:
Current liabilities	33,699
Contingent consideration	19,269

Total liabilities assumed	52,968

Net assets acquired	$56,566

        As of June 30, 2015, the Company established a working capital payable of $0.3 million that was reflected as an increase to goodwill.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE E—Acquisitions (Continued)

        The fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, projected membership, and projected client base. The projected membership and client base are derived from the Company's latest internal operational forecasts and assumptions. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates, or projected payment dates may result in change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income. The Company estimated undiscounted future contingent payments of $20.6 million and $17.0 million as of the acquisition date and June 30, 2015, respectively. The net $3.6 million decrease was due to a payment of $5.0 million, partially offset by a net increase of $1.4 million, mainly due to changes in probabilities of payment. As of June 30, 2015, the fair value of the contingent consideration for 4D was $16.2 million, which is entirely short term, is included in accrued liabilities in the consolidated balance sheet.

        The Company's estimated fair values of 4D assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

        As of June 30, 2015, the Company incurred cumulative acquisition related costs of $0.7 million in connection with the 4D acquisition. For the six months ended June 30, 2015, the Company incurred $0.2 million of acquisition related costs, which are included within direct service costs and other operating expenses in the accompanying statements of income.

        Pro Forma disclosures related to the 4D acquisition have been excluded as immaterial.

Acquisition of AlphaCare Holdings, Inc.

        Pursuant to the August 13, 2013 stock purchase agreement (the "AlphaCare Agreement"), on December 31, 2013 the Company acquired a 65% equity interest in AlphaCare Holdings, the holding company for AlphaCare, a Health Maintenance Organization ("HMO") in New York that operates a New York Managed Long- Term Care Plan in Bronx, New York, Queens, Kings and Westchester Counties, and Medicare Plans in Bronx, New York, Queens and Kings Counties.

        During the six months ended June 30, 2015, the Company purchased an additional $23.6 million in shares of Series B Participating Preferred Stock and Series C Participating Preferred Stock. As of June 30, 2015, the Company held an 82% voting interest and the remaining shareholders held an 18% voting interest in AlphaCare Holdings.

        Based on the Company's 82% equity interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Public Sector segment.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE E—Acquisitions (Continued)

Acquisition of CDMI, LLC

        Pursuant to the March 31, 2014 purchase agreement (the "CDMI Agreement") with CDMI, on April 30, 2014 the Company acquired all of the outstanding equity interests of CDMI. CDMI provides a range of clinical consulting programs and negotiates and administers drug rebates for managed care organizations and other customers. As consideration for the transaction, the Company paid a base price of $201.0 million, including net receipts of $4.0 million for working capital adjustments. In addition to the base purchase price, the CDMI Agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion, and gross profit milestones through December 31, 2016.

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

  •
  the state of the national economy and adverse changes in economic conditions; and

  •
  the impact to contingent consideration as a result of changes in operational forecasts and probabilities of payment.

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

Stock Compensation

        The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of substantially all stock options granted to employees. The fair value of all RSUs and RSAs is determined as the fair market value of the underlying shares on the date of the grant. The fair value of PSUs issued with market-based conditions is calculated on the date of the grant using a Monte Carlo simulation model. Stock compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance or market conditions on a straight- line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period. For PSUs issued with market-based conditions, stock compensation is recognized using a straight line method over the vesting period.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2014
Managed care and other revenue	$198,025	$319,954	$119,326	$44,969	$—	$682,274
PBM and dispensing revenue	—	—	—	209,265	(3,525)	205,740
Cost of care	(116,852)	(275,108)	(89,753)	96	—	(481,617)
Cost of goods sold	—	—	—	(196,080)	3,514	(192,566)
Direct service costs and other	(42,530)	(45,391)	(17,897)	(41,605)	(31,611)	(179,034)
Stock compensation expense(1)	157	230	354	5,556	3,253	9,550
Less: non-controlling interest segment profit (loss)(2)	—	(648)	—	—	—	(648)

Segment profit (loss)	$38,800	$333	$12,030	$22,201	$(28,369)	$44,995

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2015
Managed care and other revenue	$150,658	$439,858	$132,227	$53,782	$(285)	$776,240
PBM and dispensing revenue	—	—	—	408,924	(27,557)	381,367
Cost of care	(88,200)	(380,580)	(99,508)	—	—	(568,288)
Cost of goods sold	—	—	—	(387,828)	26,419	(361,409)
Direct service costs and other	(37,915)	(49,944)	(19,913)	(56,430)	(27,253)	(191,455)
Stock compensation expense(1)	233	240	21	10,016	3,285	13,795
Changes in fair value of contingent consideration(1)	71	—	—	2,496	—	2,567
Less: non-controlling interest segment profit (loss)(2)	—	(273)	—	—	(77)	(350)

Segment profit (loss)	$24,847	$9,847	$12,827	$30,960	$(25,314)	$53,167

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2014
Managed care and other revenue	$386,916	$817,897	$224,760	$100,347	$(18,055)	$1,511,865
PBM and dispensing revenue	—	—	—	348,889	(6,265)	342,624
Cost of care	(228,054)	(697,626)	(163,405)	(16,295)	18,055	(1,087,325)
Cost of goods sold	—	—	—	(324,111)	6,247	(317,864)
Direct service costs and other	(82,806)	(88,349)	(33,038)	(77,156)	(62,407)	(343,756)
Stock compensation expense(1)	312	504	768	5,859	6,579	14,022
Less: non-controlling interest segment profit (loss)(2)	—	(1,978)	—	—	—	(1,978)

Segment profit (loss)	$76,368	$34,404	$29,085	$37,533	$(55,846)	$121,544

	Commercial	Public Sector	Specialty Solutions	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2015
Managed care and other revenue	$303,183	$862,835	$256,569	$102,850	$(547)	$1,524,890
PBM and dispensing revenue	—	—	—	667,717	(54,032)	613,685
Cost of care	(170,330)	(727,510)	(192,781)	5	—	(1,090,616)
Cost of goods sold	—	—	—	(631,366)	51,750	(579,616)
Direct service costs and other	(77,125)	(101,331)	(40,087)	(119,978)	(57,384)	(395,905)
Stock compensation expense(1)	404	549	530	18,872	7,341	27,696
Changes in fair value of contingent consideration(1)	171	—	—	17,365	—	17,536
Less: non-controlling interest segment profit (loss)(2)	—	(393)	—	—	(51)	(444)

Segment profit (loss)	$56,303	$34,936	$24,231	$55,465	$(52,821)	$118,114

(1)
Stock compensation expense, as well as changes in the fair value of contingent consideration recorded in relation to the acquisitions, are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Segment profit	$44,995	$53,167	$121,544	$118,114
Stock compensation expense	(9,550)	(13,795)	(14,022)	(27,696)
Changes in fair value of contingent consideration	—	(2,567)	—	(17,536)
Non-controlling interest segment profit (loss)	(648)	(350)	(1,978)	(444)
Depreciation and amortization	(22,480)	(25,022)	(42,709)	(48,518)
Interest expense	(2,004)	(1,653)	(2,840)	(3,279)
Interest income	275	500	586	966

Income before income taxes	$10,588	$10,280	$60,581	$21,607

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

        The following table reconciles Adjusted Net Income to net income attributable to Magellan Health, Inc. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Adjusted Net Income	$11,773	$14,722	$39,078	$39,106
Adjusted for acquisitions starting in 2013
Stock compensation relating to acquisitions	(6,373)	(8,498)	(7,311)	(16,836)
Changes in fair value of contingent consideration	(1,204)	(2,567)	(1,204)	(17,536)
Amortization of acquired intangibles	(3,426)	(5,260)	(5,059)	(9,643)
Tax impact	4,216	6,246	5,202	16,840

Net income attributable to Magellan Health, Inc.	$4,986	$4,643	$30,706	$11,931

        The following table reconciles Adjusted EPS to net income per common share attributable to Magellan Health, Inc.—diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Adjusted EPS	$0.42	$0.56	$1.39	$1.47
Adjusted for acquisitions starting in 2013
Stock compensation relating to acquisitions	(0.23)	(0.32)	(0.26)	(0.63)
Changes in fair value of contingent consideration	(0.04)	(0.10)	(0.04)	(0.66)
Amortization of acquired intangibles	(0.12)	(0.20)	(0.18)	(0.36)
Tax impact	0.15	0.23	0.19	0.63

Net income per common share attributable to Magellan Health, Inc.—diluted	$0.18	$0.17	$1.10	$0.45

Quarter ended June 30, 2015 ("Current Year Quarter"), compared to the quarter ended June 30, 2014 ("Prior Year Quarter")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 23.9 percent or $47.4 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $56.6 million, program changes of $9.5 million, and unfavorable rates changes of $2.6 million, customer settlements in the Prior Year Quarter of $1.4 million and favorable prior period rate, membership and other adjustments of $0.9 million in the Prior Year Quarter. These decreases were partially offset by contracts implemented after (or during) the Prior Year Quarter of $12.6 million, increased membership from existing customers of $3.1 million and other net favorable increases of $7.9 million (mainly related to higher care associated with a cost-plus contract).

Cost of Care

        Cost of care decreased by 24.5 percent or $28.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $43.2 million, program changes of $8.5 million and favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $3.6 million. These decreases were partially offset by new contracts implemented after (or during) the Prior Year Quarter of $10.0 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $3.3 million, customer settlements in the Prior Year Quarter of $1.3 million and unfavorable care trends and other net variances of $12.0 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 76.8 percent in the Prior Year Quarter to 84.0 percent in the Current Year Quarter, mainly due to unfavorable care trends and business mix.

Direct Service Costs

        Direct service costs decreased by 10.9 percent or $4.6 million from the Prior Year Quarter to the Current Year Quarter primarily due to terminated contracts, partially offset by new business and increased administrative cost. Direct service costs increased as a percentage of revenue from 21.5 percent in the Prior Year Quarter to 25.2 percent in the Current Year Quarter, mainly due to the impact of terminated contracts and the program changes.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 37.5 percent or $119.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased membership from existing customers and favorable rate changes of $155.7 million. This increase was partially offset by terminated contracts of $27.0 million, revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $3.5 million, revenue impact of favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $3.9 million, revenue impact of favorable prior period medical claims development recorded in the Current Year Quarter of $1.2 million and other net decreases of $0.2 million.

Cost of Care

        Cost of care increased by 38.3 percent or $105.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased membership from existing customers and higher care associated with favorable rate increases of $140.0 million and unfavorable care trends and other net variance of $4.7 million. These increases were partially offset by terminated contracts of $18.8 million, unfavorable prior period medical claims development recorded in the Prior Year Quarter of $10.3 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $5.5 million and favorable prior period medical claims development recorded in the Current Year Quarter of $4.6 million. Cost of care decreased as a percentage of risk revenue from 89.9 percent in the Prior Year Quarter to 89.6 percent in the Current Year Quarter mainly due to favorable care development.

Direct Service Costs

        Direct service costs increased by 10.0 percent or $4.6 million from the Prior Year Quarter to the Current Year Quarter, mainly due to costs to support new business and development costs for the Magellan Complete Care product, partially offset by terminated contracts. Direct service costs decreased as a percentage of revenue from 14.2 percent for the Prior Year Quarter to 11.4 percent in the Current Year Quarter mainly due to increased revenue from membership growth.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 10.8 percent or $12.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $15.9 million, increased membership from existing customers of $4.4 million, revenue for HSM acquired January 31, 2015 of $2.7 million and other net favorable variances of $3.4 million. These increases were partially offset by program change of $12.3 million and revenue impact of favorable prior period medical claims development recorded in the Current Year Quarter of $1.2 million.

Cost of Care

        Cost of care increased by 10.9 percent or $9.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily attributed to new contracts of $12.9 million, increased membership from existing customers of $3.5 million, HSM acquired January 31, 2015 of $1.2 million, favorable prior period development recorded in the Prior Year Quarter of $1.2 million and unfavorable care trends and other net variance of $3.8 million. These increases were partially offset by program changes of $11.1 million and favorable prior period medical claims development recorded in the Current Year Quarter of $1.7 million. Cost of care increased as a percentage of risk revenue from 82.9 percent in the Prior Year Quarter to 84.3 percent in the Current Year Quarter mainly due to unfavorable care trends.

Direct Service Costs

        Direct service costs increased by 11.3 percent or $2.0 million from the Prior Year Quarter to the Current Year Quarter mainly due to new business and the acquisition of HSM. As a percentage of revenue, direct service costs in the Current Year Quarter of 15.0 percent were consistent with the Prior Year Quarter.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management increased by 19.6 percent or $8.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased rebate revenue of $7.1 million and new contracts implemented after (or during) the Prior Year Quarter of $2.1 million, partially offset by other net decreases of $0.4 million.

PBM/Distribution Revenue

        PBM and Distribution revenue related to Pharmacy Management increased by 95.4 percent or $199.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue for 4D acquired on April 1, 2015 of $122.2 million, pharmacy MCO revenue of $32.7 million, new contracts implemented after (or during) the Prior Year Quarter of $30.9 million and pharmacy employer revenue of $29.9 million. These increases were partially offset by terminated contracts of $10.9 million, net decreased dispensing activity from existing customers of $4.1 million and other net unfavorable variances of $1.0 million.

Cost of Goods Sold

        Cost of goods sold increased by 97.8 percent or $191.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue for 4D acquired April 1, 2014 of $118.7 million, pharmacy MCO of $32.5 million, new contracts implemented after the Prior Year Quarter of $29.7 million and an increase in pharmacy employer of $26.4 million. These increases were partially offset by terminated contracts of $10.6 million, decreased dispensing activity from existing customers of $4.5 million and other net favorable variances of $0.5 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold increased from 93.7 percent in the Prior Year Quarter to 94.7 percent the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 35.6 percent or $14.8 million from the Prior Year Quarter to the Current Year Quarter. This increase mainly relates to increased stock compensation expense of $4.5 million, and changes in the fair value of contingent consideration related to the CDMI acquisition of $2.5 million, in addition to additional cost from the acquisition of 4D and implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 16.4 percent in the Prior Year Quarter to 12.2 percent in the Current Year Quarter, mainly due to the increase in revenue from business growth and acquisition activity.

Corporate and Elimination

        Net expenses related to Corporate, which includes eliminations, decreased by 9.3 percent or $2.9 million, primarily due to lower benefit and project costs. As a percentage of revenue, corporate and elimination decreased from 3.6 percent in the Prior Year Quarter to 2.5 percent in the Current Year Quarter, mainly due to the increase in revenue due to acquisitions and new business.

Depreciation and Amortization

        Depreciation and amortization expense increased by 11.3 percent or $2.5 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

        Interest expense decreased by $0.4 million from the Prior Year Quarter to the Current Year Quarter, mainly due to contingent consideration expense for CDMI recorded in the Prior Year Quarter, partially offset by borrowings under the 2014 Credit Facility after the Prior Year Quarter.

Interest Income

        Interest income increased by $0.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields and increase in invested balances.

Income Taxes

        The Company's effective income tax rates were 59.1 percent and 58.2 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter differs from the Prior Year Quarter mainly due to more significant valuation allowances added on certain deferred assets in the Prior Year Quarter than the Current Year Quarter.

Six months ended June 30, 2015 ("Current Year Period"), compared to the six months ended June 30, 2014 ("Prior Year Period")

Commercial

Net Revenue

        Net revenue related to Commercial decreased by 21.6 percent or $83.7 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $112.3 million, program changes of $18.2 million and favorable prior period rate, membership and other adjustments of $2.4 million in the Prior Year Period. These decreases were partially offset by contracts implemented after (or during) the Prior Year Period of $23.6 million, increased membership from existing customers of $6.0 million and other net favorable increases of $19.6 million (mainly related to higher care associated with a cost-plus contract).

Cost of Care

        Cost of care decreased by 25.3 percent or $57.7 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $84.5 million, program changes of $15.5 million and favorable prior period medical claims development recorded in the Current Year Period of $1.7 million. These decreases were partially offset by new contracts implemented after (or during) the Prior Year Period of $18.8 million, favorable prior period medical claims development recorded in the Prior Year Period of $2.4 million, customer settlements in the Prior Year Period of $2.4 million and unfavorable care trends and other net variances of $20.4 million. Cost of care increased as a percentage of risk revenue (excluding EAP business) from 76.8 percent in the Prior Year Period to 79.9 percent in the Current Year Period, mainly due to unfavorable care trends and business mix.

Direct Service Costs

        Direct service costs decreased by 6.9 percent or $5.7 million from the Prior Year Period to the Current Year Period primarily due to terminated contracts. Direct service costs increased as a percentage of revenue from 21.4 percent in the Prior Year Period to 25.4 percent in the Current Year Period, mainly due to the impact of terminated contracts and the program changes.

Public Sector

Net Revenue

        Net revenue related to Public Sector increased by 5.5 percent or $44.9 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased membership from existing customers and favorable rate changes of $312.8 million, and an increase in net revenue recorded for ACA fees of $8.3 million. These increases were partially offset by terminated contracts of $260.9 million, the revenue impact of favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $6.7 million, unfavorable retroactive rate adjustments in the Current Year Period of $3.3 million, the revenue impact of favorable prior period medical claims development recorded in the Current Year Period of $2.7 million and other net decreases of $2.6 million.

Cost of Care

        Cost of care increased by 4.3 percent or $29.9 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased membership from existing customers and higher care associated with favorable rate changes of $283.6 million and other net unfavorable care trends and other net variances of $1.4 million. These increases were partially offset by terminated contracts of $220.9 million and favorable prior period medical claims development recorded in the Current Year Period of $22.4 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $10.5 million and unfavorable prior period medical claims development recorded in the Prior Year Period of $1.3 million. Cost of care decreased as a percentage of risk revenue from 88.3 percent in the Prior Year Period to 87.4 percent in the Current Year Period mainly due favorable care development.

Direct Service Costs

        Direct service costs increased by 14.7 percent or $13.0 million from the Prior Year Period to the Current Year Period, mainly due to higher ACA fees of $2.5 million, as well as costs to support new business and development costs for the Magellan Complete Care product, partially offset by terminated contracts. Direct service costs increased as a percentage of revenue from 10.8 percent for the Prior

Year Period to 11.7 percent in the Current Year Period mainly due to development costs for the Magellan Complete Care product, partially offset by terminated contracts.

Specialty Solutions

Net Revenue

        Net revenue related to Specialty Solutions increased by 14.2 percent or $31.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $28.9 million, increased membership from existing customers of $16.6 million, revenue for HSM acquired January 31, 2015 of $4.2 million, favorable rates changes of $2.8 million and other favorable variances of $2.4 million, partially offset by program changes of $23.1 million.

Cost of Care

        Cost of care increased by 18.0 percent or $29.4 million from the Prior Year Period to the Current Year Period. This increase is primarily attributed to new contracts of $24.0 million, increased membership from existing customers of $12.8 million, favorable prior period development recorded in the Prior Year Period of $2.1 million, HSM acquired January 31, 2015 of $1.7 million, and unfavorable care trends and other net variances of $8.7 million, partially offset by program changes of $19.9 million. Cost of care increased as a percentage of risk revenue from 80.5 percent in the Prior Year Period to 84.4 percent in the Current Year Period mainly due to unfavorable care trends.

Direct Service Costs

        Direct service costs increased by 21.3 percent or $7.0 million from the Prior Year Period to the Current Year Period mainly due to new business, the acquisition of HSM and additional costs incurred for product development. Direct service costs increased as a percentage of revenue from 14.7 percent for the Prior Year Period to 15.6 percent in the Current Year Period mainly due to costs for product development.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management increased by 2.5 percent or $2.5 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue of $12.1 million for CDMI which was acquired on April 1, 2014, increased rebate revenue of $7.8 million and new contracts implemented after (or during) the Prior Year Period of $2.9 million. These increases were partially offset by terminated contracts of $18.1 million and other decreases of $2.2 million.

PBM/Distribution Revenue

        PBM and Distribution revenue related to Pharmacy Management increased by 91.4 percent or $318.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $135.0 million, revenue for 4D acquired on April 1, 2015 of $122.2 million, an increase in pharmacy employer revenue of $55.3 million and an increase in pharmacy MCO of $32.7 million. These increases were partially offset by terminated contracts of $16.2 million, net decreased dispensing activity from existing customers of $6.4 million and other net unfavorable variances of $3.8 million.

Cost of Care

        Cost of care decreased by $16.3 million from the Prior Year Period to the Current Year Period due to a terminated contract.

Cost of Goods Sold

        Cost of goods sold increased by 94.8 percent or $307.3 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after the Prior Year Period of $131.3 million, 4D acquired April 1, 2015 of $118.7 million, an increase in pharmacy employer of $50.3 million and an increase in pharmacy MCO of $32.5 million. These increases were partially offset by terminated contracts of $16.1 million, decreased dispensing activity from existing customers of $6.7 million and other net decreases of $2.7 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold increased from 92.9 percent in the Prior Year Period to 94.4 percent the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 55.5 percent or $42.8 million from the Prior Year Period to the Current Year Period. This increase mainly relates to increased stock compensation expense of $13.0 million, and changes in the fair value of contingent consideration related to the CDMI acquisition of $17.4 million, in addition to additional cost from the acquisition of 4D and implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 17.2 percent in the Prior Year Period to 15.6 percent in the Current Year Period, mainly due to the increase in revenue from business growth and acquisition activity.

Corporate and Elimination

        Net expenses related to Corporate, which includes eliminations, decreased by 3.5 percent or $2.2 million, primarily due to project cost and legal fees recorded in the Prior Year Period. As a percentage of revenue, corporate and elimination decreased from 3.3 percent in the Prior Year Period to 2.8 percent in the Current Year Period, mainly due to the increase in revenue due to acquisitions and new business.

Depreciation and Amortization

        Depreciation and amortization expense increased by 13.6 percent or $5.8 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period and acquisition activity.

Interest Expense

        Interest expense increased by 15.5 percent or $0.4 million from the Prior Year Period to the Current Year Period, mainly due to borrowings under the 2014 Credit Facility after the Prior Year Period partially offset by CDMI contingent consideration recorded in the Prior Year Period.

Interest Income

        Interest income by $0.4 million from the Prior Year Period to the Current Year Period, mainly due to higher yields and increase in invested balances.

Income Taxes

        The Company's effective income tax rates were 52.6 percent and 46.8 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Current Year Period differs from the Prior Year Period mainly due to more significant valuation allowances added in the prior year than the current year on certain deferred assets, and the reversal of tax contingencies in the current year from the favorable settlement of state income tax examinations.

Outlook—Results of Operations

        The Company's Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 2—"Forward-Looking Statements" as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general); (vi) the timing of acquisitions; (vii) changes in estimates regarding medical costs and IBNR; and (viii) changes in the estimates of contingent consideration.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of June 30, 2015, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $137.1 million and $112.7 million for the Prior Year Period and Current Year Period, respectively. The $24.4 million decrease in operating cash flows from the Prior Year Period to the Current Year Period is attributable to net unfavorable working capital changes and a decrease in Segment Profit between periods, offset by the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change and a decrease in tax payments between periods.

        The net unfavorable impact of working capital changes between periods totaled $80.8 million. For the Prior Year Period, operating cash flows were impacted by net favorable working capital changes of $43.5 million, largely attributable to a net decrease in restricted cash requirements associated with the Company's regulated entities and increase in medical claims payable, partially offset by timing of discretionary bonus activity. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $37.3 million, which were largely attributable to timing of discretionary bonus activity and an increase in accounts receivable, partially offset by the collection of ACA receivables. Segment Profit for the Current Year Period decreased $3.4 million from the Prior Year Period.

        Restricted cash of $12.3 million and $63.2 million for the Prior Year Period and Current Year Period, respectively, were shifted to restricted investments that increased operating cash flows. The net impact of the shift in restricted funds between periods is an increase in operating cash flows of $50.9 million. Tax payments for the Current Year Period totaled $31.3 million, which represents a decrease of $8.9 million from the Prior Year Period.

        During the Current Year Period, the Company's restricted cash decreased $84.0 million. The change in restricted cash is attributable to the net shift of restricted cash of $63.2 million to restricted investments, net decrease in restricted cash of $13.4 million associated with the Company's regulated entities, and other net decreases of $7.4 million. The net change in restricted cash for the Company's regulated entities is attributable to a net increase in restricted cash requirements of $7.2 million that resulted in an operating cash flow use, partially offset by a net decrease in restricted cash of $20.6 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and other medical liabilities, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $32.0 million and $37.7 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, leaseholds) and capitalized software for the Prior Year Period were $10.9 million and $21.1 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $13.2 million and $24.5 million, respectively. During the Prior Year Period the Company receive net cash of $34.4 million from the net maturity of "available-for-sale" securities, with the Company using net cash of $77.4 million during the Current Year Period for the net purchase of "available for sale" securities. In addition, during the Prior Year Period, the Company used net cash of $125.0 million for the acquisition of CDMI. During the Current Year Period, the Company used net cash of $13.6 million and $42.4 million for the acquisitions of HSM Physical Health and 4D, respectively.

        Financing Activities.    During the Prior Year Period, the Company paid $65.3 million for the repurchase of treasury stock under the Company's share repurchase program and paid $2.1 million on capital lease obligations. In addition, the Company received $34.2 million from the exercise of stock options and had other net favorable items of $1.3 million.

        During the Current Year Period, the Company paid $68.8 million for the repurchase of treasury stock under the Company's share repurchase program, $6.3 million on debt obligations and $2.0 million on capital lease obligations. The Company made a contingent consideration payment totaling $5.0 million, of which $4.4 million was related to financing activities. In addition, the Company received $49.2 million from the exercise of stock options and had other net favorable items of $3.1 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2015, the Company expects to fund its estimated capital expenditures of $26.3 million to $36.3 million with cash from operations. The Company does not anticipate that it will need to draw on additional amounts available under the 2014 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2015. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company may draw on the 2014 Credit Facility to fund a portion of cash required for its acquisition activities. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        Stock Repurchases.    On October 22, 2014 the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. For See Note D—"Commitments and Contingencies" for more information on the Company's share repurchase program.

        Off-Balance Sheet Arrangements.    As of June 30, 2015, the Company has no material off-balance sheet arrangements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of June 30, 2015, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

          a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of June 30, 2015. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

          b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On October 22, 2014 the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. Pursuant to this program, the Company made open market purchases during the three months ended June 30, 2015 as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
April 1 - 30, 2015	118,990	$70.59	118,990	$145.9
May 1 - 31, 2015	262,714	63.54	262,714	129.2
June 1 - 30, 2015	170,558	68.64	170,558	117.5

	552,262		552,262

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        During the period from July 1, 2015 through July 22, 2015, the Company made additional open market purchases of 113,160 shares of the Company's common stock at an aggregate cost of $7.8 million (excluding broker commissions).

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

Exhibit No.	Description
10.1	Amendment to Employment Agreement, dated April 28, 2015, between the Company and Jonathan N. Rubin, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on April 29, 2015 and is incorporated herin by reference.
10.2	Separation Agreement, dated June 3, 2015, between the Company and Tina Blasi.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2015	MAGELLAN HEALTH, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)