Form 10-Q
period 2015-09-30
MAGELLAN HEALTH INC
filed 2015-10-27
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of September 30, 2015 was 25,574,724.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2014	September 30, 2015 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$255,303	$96,849
Restricted cash	215,325	135,366
Accounts receivable, less allowance for doubtful accounts of $4,047 and $3,775 at December 31, 2014 and September 30, 2015, respectively	353,713	417,141
Short-term investments (restricted investments of $132,808 and $260,224 at December 31, 2014 and September 30, 2015, respectively)	224,361	361,143
Deferred income taxes	27,226	24,627
Pharmaceutical inventory	39,375	44,652
Other current assets (restricted deposits of $30,620 and $31,267 at December 31, 2014 and September 30, 2015, respectively)	52,246	99,528

Total Current Assets	1,167,549	1,179,306
Property and equipment, net	171,916	177,056
Restricted long-term investments	43,293	9,662
Other long-term assets	11,575	12,729
Goodwill	566,106	623,907
Other intangible assets, net	133,718	141,046

Total Assets	$2,094,157	$2,143,706

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,929	$100,526
Accrued liabilities	154,931	227,915
Medical claims payable	278,482	263,936
Other medical liabilities	72,719	147,084
Current maturities of long-term debt and capital lease obligations	15,779	16,257

Total Current Liabilities	585,840	755,718
Long-term debt and capital lease obligations	255,742	246,040
Deferred income taxes	30,950	28,548
Tax contingencies	12,320	8,809
Contingent consideration	49,839	1,609
Deferred credits and other long-term liabilities	19,951	19,528

Total Liabilities	954,642	1,060,252

Redeemable non-controlling interest	5,957	8,246
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2014 and September 30, 2015—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2014 and September 30, 2015—Issued and outstanding—50,085 shares and 26,935 shares at December 31, 2014, respectively, and 51,262 and 25,575 shares at September 30, 2015, respectively	501	513
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2014 and September 30, 2015—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	1,018,266	1,110,523
Retained earnings	1,179,897	1,184,020
Accumulated other comprehensive loss	(143)	(114)
Ordinary common stock in treasury, at cost, 23,150 shares and 25,687 shares at December 31, 2014 and September 30, 2015, respectively	(1,064,963)	(1,219,734)

Total Stockholders' Equity	1,133,558	1,075,208

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,094,157	$2,143,706

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net revenue:
Managed care and other	$703,020	$809,249	$2,214,885	$2,334,139
PBM and dispensing	220,150	380,833	562,774	994,518

Total net revenue	923,170	1,190,082	2,777,659	3,328,657

Cost and expenses:
Cost of care	495,180	596,323	1,582,505	1,686,939
Cost of goods sold	202,180	360,444	520,044	940,060
Direct service costs and other operating expenses(1)(2)	176,928	220,586	520,684	616,491
Depreciation and amortization	23,956	26,721	66,665	75,239
Interest expense	2,879	1,654	5,719	4,933
Interest income	(241)	(631)	(827)	(1,597)

Total costs and expenses	900,882	1,205,097	2,694,790	3,322,065

Income (loss) before income taxes	22,288	(15,015)	82,869	6,592
(Benefit) provision for income taxes	(3,490)	(7,254)	28,384	2,866

Net income (loss)	25,778	(7,761)	54,485	3,726
Less: net income (loss) attributable to non-controlling interest	(1,355)	47	(3,354)	(397)

Net income (loss) attributable to Magellan Health, Inc.	$27,133	$(7,808)	$57,839	$4,123

Net income (loss) per common share attributable to Magellan Health, Inc.:
Basic (See Note B)	$1.02	$(0.31)	$2.14	$0.16
Diluted (See Note B)	$1.00	$(0.31)	$2.09	$0.16

(1)
Includes stock compensation expense of $11,961 and $12,897 for the three months ended September 30, 2014 and 2015, respectively, and $25,983 and $40,593 for the nine months ended September 30, 2014 and 2015, respectively.

(2)
Includes changes in fair value of contingent consideration of $29,738 and $47,274 for the three and nine months ended September 30, 2015, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net income (loss)	$25,778	$(7,761)	$54,485	$3,726
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities(1)	(111)	53	2	29

Comprehensive income (loss)	25,667	(7,708)	54,487	3,755
Less: comprehensive income (loss) attributable to non-controlling interest	(1,355)	47	(3,354)	(397)

Comprehensive income (loss) attributable to Magellan Health, Inc.	$27,022	$(7,755)	$57,841	$4,152

(1)
Net of income tax (benefit) provision of $(74) and $27 for the three months ended September 30, 2014 and 2015, respectively, and $1 and $25 for the nine months ended September 30, 2014 and 2015, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2014	2015
Cash flows from operating activities:
Net income	$54,485	$3,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,665	75,239
Non-cash interest expense	3,888	297
Non-cash stock compensation expense	25,983	40,593
Non-cash income tax expense (benefit)	813	(1,018)
Non-cash amortization on investments	3,620	5,106
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	71,530	79,959
Accounts receivable, net	(19,492)	(41,428)
Pharmaceutical inventory	8,710	(5,277)
Other assets	(22,378)	(48,653)
Accounts payable and accrued liabilities	(28,461)	1,230
Medical claims payable and other medical liabilities	39,940	59,819
Tax contingencies	(15,179)	(2,290)
Deferred credits and other long-term liabilities	3,940	10,848
Other	178	(26)

Net cash provided by operating activities	194,242	178,125

Cash flows from investing activities:
Capital expenditures	(50,597)	(54,604)
Acquisitions and investments in businesses, net of cash acquired	(132,210)	(55,818)
Purchase of investments	(216,958)	(391,785)
Maturity of investments	220,191	283,619

Net cash used in investing activities	(179,574)	(218,588)

Cash flows from financing activities:
Proceeds from issuance of debt	250,000	—
Payments to acquire treasury stock	(139,316)	(150,763)
Proceeds from exercise of stock options and warrants	41,685	50,074
Payments on long-term debt and capital lease obligations	(2,606)	(12,665)
Payments on contingent consideration	—	(8,932)
Tax benefit from exercise of stock options and vesting of stock awards	2,805	3,887
Other	(2,150)	408

Net cash provided by (used in) financing activities	150,418	(117,991)

Net increase (decrease) in cash and cash equivalents	165,086	(158,454)
Cash and cash equivalents at beginning of period	203,187	255,303

Cash and cash equivalents at end of period	$368,273	$96,849

Supplemental cash flow data:
Non-cash investing activites:
Property and equipment acquired under capital leases	$216	$3,415

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation ("Magellan"), include Magellan and its subsidiaries (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on this Form 10-Q. Other than as described in Note F—"Subsequent Events," the Company did not have any material events during the period.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2014 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2015.

Business Overview

        The Company is engaged in the healthcare management business, and is focused on managing the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits and other specialty areas of healthcare. The Company develops innovative solutions that combine advanced analytics, agile technology and clinical excellence to drive better decision making, positively impact health outcomes and optimize the cost of care for the members we serve. The Company provides services to health plans and other managed care organizations ("MCOs"), employers, labor unions, various military and governmental agencies, and third party administrators.

        Effective as of July 1, 2015, the Company reorganized into two business units—Magellan Healthcare and Magellan Rx Management, which are supported by corporate. As a result of this business reorganization, the Company concluded that changes to its reportable segments were warranted, with the Healthcare segment ("Healthcare") comprised of the operating segments previously defined as the Commercial, Public Sector and the Specialty Solutions segments. Prior period balances have been reclassified to reflect this change. The Company's business is divided into the following segments, which are differentiated based on the services it provides, as described below.

Healthcare

        Healthcare includes the Company's: (i) management of behavioral healthcare services and employee assistance program ("EAP") services, (ii) management of other specialty areas including

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

diagnostic imaging and musculoskeletal management, and (iii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care ("MCC"). These special populations include individuals with serious mental illness, dual eligibles, long-term care eligibles and other populations with unique and often complex healthcare needs.

        The Company's coordination and management of these healthcare services are provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to improve access to care and enhance the healthcare experience for individuals in need of care, while at the same time making the cost of these services more affordable for our customers. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

        The Healthcare segment's commercial division serves a variety of customers, with services, inclusive of special population management, provided under contracts with health plans and accountable care organizations for some or all of their commercial, Medicaid and Medicare members, as well as with employers. The government division contracts with local, state and federal governmental agencies to provide services to recipients under Medicaid, Medicare and other government programs.

        The Company provides its management services primarily through: (i) risk-based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee and (ii) administrative services only ("ASO") products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

        The following tables summarize, for the periods indicated, revenues and covered lives for Healthcare by product classification and customer type (in thousands):

	Revenue for nine months ended September 30, 2015
	Risk-based	ASO	Total
Commercial
Behavioral(1)	$245,493	$93,193	$338,686
Specialty	353,896	42,162	396,058
Government(2)	1,383,627	51,990	1,435,617

Total	$1,983,016	$187,345	$2,170,361

	Covered lives as of September 30, 2015
	Risk-based	ASO
Commercial
Behavioral(1)	12,815	12,518
Specialty	7,704	16,538
Government(2)	5,059	1,946

(1)
Includes revenues of $36.9 million from EAP services provided on a risk basis to health plans and employers with 10.2 million covered lives.

(2)
Includes revenues of $115.1 million from EAP services provided on a risk basis to federal governmental entities with 3.5 million covered lives.

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of drugs paid under medical and pharmacy benefit programs. Pharmacy Management's services include: (i) traditional pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) specialty pharmaceutical dispensing operations, contracting and formulary optimization programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. In addition, Pharmacy Management has subcontract arrangements to provide PBM services for certain Healthcare customers.

        The Company's Pharmacy Management programs are provided under contracts with health plans, employers, Medicaid MCOs, state Medicaid programs, and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements. During the nine months ended September 30, 2015, Pharmacy Management paid 13.2 million adjusted commercial network claims in the Company's PBM business. As of September 30, 2015, the Company had a generic dispensing rate of 84.2 percent within its commercial PBM business. In addition, during the nine months ended September 30, 2015,

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

the Company paid 44.2 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. In addition, as of September 30, 2015, Pharmacy Management served 1.6 million commercial PBM members, 9.8 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

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

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)" ("ASU 2014- 15"), which provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for the annual period beginning after December 15, 2016 and for annual and interim reporting periods thereafter. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

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

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

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

        In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amendment under this ASU requires that an entity measure inventory at the lower of cost or net realizable value. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

        In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments" ("ASU 2015-16"). The amendment under this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $611.4 million and $1,935.0 million for the three and nine months ended September 30, 2014, respectively, and $689.5 million and $2,004.4 million for the three and nine months ended September 30, 2015, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to the Patient Protection and Affordable Care Act health insurer fee ("HIF fee") billed on a cost reimbursement basis. Revenues from these contracts approximated $72.9 million and $205.6 million for the three and nine months ended September 30, 2014, respectively, and $85.1 million and $248.7 million for the three and nine months ended September 30, 2015, respectively.

        Block Grant Revenues.    The Maricopa Contract (as defined below) was partially funded by federal, state and county block grant money, which represented annual appropriations. The Company recognized revenue from block grant activity ratably over the period to which the block grant funding applied. Block grant revenues were approximately $0.0 million and $33.3 million for the three and nine months ended September 30, 2014, respectively. The Maricopa Contract terminated on March 31, 2014.

        Performance-Based Revenue.    The Company has the ability to earn performance-based revenue under certain risk and non-risk contracts. Performance-based revenue generally is based on either the ability of the Company to manage care for its clients below specified targets, or on other operating metrics. For each such contract, the Company estimates and records performance-based revenue after considering the relevant contractual terms and the data available for the performance-based revenue calculation. Pro-rata performance-based revenue may be recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts. Performance-based revenues approximated $1.6 million and $7.0 million, respectively, for the three and nine months ended September 30, 2014, respectively, and $4.4 million and $10.1 million for the three and nine months ended September 30, 2015, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues approximated $14.3 million and $27.6 million for

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

the three and nine months ended September 30, 2014, respectively, and $23.5 million and $56.3 million for the three and nine months ended September 30, 2015, respectively.

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

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $155.7 million and $383.2 million for the three and nine months ended September 30, 2014, respectively, and $327.1 million and $842.9 million for the three and nine months ended September 30, 2015, respectively.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $64.5 million and $179.6 million for the three and nine months ended September 30, 2014, respectively, and $53.7 million and $151.6 million for the three and nine months ended September 30, 2015, respectively.

Significant Customers

        Customers exceeding ten percent of the consolidated Company's net revenues

        The Company provides behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the "Iowa Contracts"). The Company currently has two contracts; the Iowa Medicaid Contract and Iowa Medicaid Integrated Health Home Provider Agreement ("IHH Agreement"). Under the Iowa Medicaid Contract, the Company is responsible for providing managed mental health and substance abuse treatment to enrollees under a Medicaid 1915(b) waiver, as well as substance abuse treatment services plan funded by federal block

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

grant and state appropriations under the authority of the Iowa Department of Public Health. The Iowa Health and Wellness Plan for members who qualify as an "exempt individual", as defined in 441 of the Iowa Administrative Code, were also added to the contract on January 1, 2014. The latest Iowa Medicaid Contract began on January 1, 2010 and extended through June 30, 2015. The Iowa Department of Human Services and the Iowa Department of Public Health has the right to terminate the Iowa Medicaid Contract upon 30 days notice for any reason or no reason at all. In June 2015, the Company received a notice of intent to extend the Iowa Medicaid Contract through December 31, 2015, to coincide with the start date of the new Iowa High Quality Healthcare Initiative, as discussed below. Under the IHH Agreement, the Company establishes a health home for individuals identified with serious and persistent mental illness through enrolled provider organizations capable of providing enhanced care. The IHH Agreement began on July 1, 2013 and extends through June 30, 2016 unless sooner terminated by either party with 60 days notice for any reason or no reason at all. The IHH program is part of the new Iowa High Quality Healthcare Initiative and we expect that the end of the IHH agreement will coincide with the start date of the new initiative. The Iowa Contracts generated net revenues of $337.9 million and $394.8 million for the nine months ended September 30, 2014 and 2015, respectively.

        On February 16, 2015 the Iowa Department of Human Services (the "Agency") released the Iowa High Quality Healthcare Initiative Request for Proposal ("RFP"). The RFP includes the services provided by the Company's current Iowa Contracts. On August 17, 2015, the Company was notified that it was not selected as a winning bidder by the Agency for the RFP.

        The Company provides behavioral healthcare management and other related services to members in the state of Florida pursuant to contracts with the State of Florida (the "Florida Contracts"). The Company had behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which were part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees receive integrated healthcare services, and in 2014 phased out the behavioral healthcare programs under which the Florida Areas' contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program ("the Florida Medicaid Contract"). The Florida Medicaid Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Medicaid Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contracts generated net revenues of $143.9 million and $324.1 million for the nine months ended September 30, 2014 and 2015, respectively.

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority ("RBHA") for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth, and children. The Maricopa Contract terminated on March 31, 2014. The Maricopa Contract generated net revenues of $213.3 million for the nine months ended September 30, 2014.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

  Customers exceeding ten percent of segment net revenues

        In addition to the Iowa Contracts, the Florida Contracts, and the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2014 and 2015 (in thousands):

Segment	Term Date	2014	2015
Healthcare
None
Pharmacy Management
Customer A	November 30, 2015 to April 4, 2016(1)	92,793	93,908	*
Customer B	December 16, 2016	105,079	241,556

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the period presented. Amount is shown for comparative purposes only.

(1)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

  Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $272.0 million and $294.9 million for the nine months ended September 30, 2014 and 2015, respectively.

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

SEPTEMBER 30, 2015

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's assets and liabilities that are required to be measured at fair value as of December 31, 2014 and September 30, 2015 (in thousands):

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(4)	$—	$45,091	$—	$45,091
Restricted cash(5)	—	61,220	—	61,220
Investments:
U.S. government and agency securities	4,982	—	—	4,982
Obligations of government-sponsored enterprises(6)	—	43,067	—	43,067
Corporate debt securities	—	321,606	—	321,606
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$4,982	$472,134	$—	$477,116

Liabilities
Contingent consideration	$—	$—	$108,443	$108,443

Total liabilities held at fair value	$—	$—	$108,443	$108,443

(1)
Excludes $116.0 million of cash held in bank accounts by the Company.

(2)
Excludes $149.3 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $51.8 million of cash held in bank accounts by the Company.

(5)
Excludes $74.1 million of restricted cash held in bank accounts by the Company.

(6)
Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

        For the nine months ended September 30, 2015, the Company has not transferred any assets between fair value measurement levels.

        The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's term loan of $237.5 million as of September 30, 2015 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

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

        As of the balance sheet date, the fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, and projected revenues, gross profits, client base, member engagement, and new contract execution. The projected revenues, gross profits, client base, member engagement, and new contract execution are derived from the Company's latest internal operational forecasts. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates, or projected payment dates may result in a change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income (loss). As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurement guidance.

        For CDMI, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of approximately 0.33 percent to 14.5 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately zero to 100 percent; and (iii) projected payment dates of 2016 to 2017. For CDMI, the Company estimated undiscounted future contingent payments of $65.7 million and $90.4 million as of December 31, 2014 and September 30, 2015, respectively. The net increase is due to changes in operational forecasts and probabilities of payment of $34.6 million, partially offset by a decrease of $9.9 million due to payments. As of September 30, 2015, the fair value of the short term and long term contingent consideration for CDMI was $89.8 million and $0.3 million, respectively.

        For Cobalt, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of approximately 14.5 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately zero to 50 percent; and (iii) projected payment dates of 2016 to 2017. For Cobalt, the Company estimated undiscounted future contingent payments of $4.2 million and $2.7 million as of December 31, 2014 and September 30, 2015, respectively. The decrease is due to changes in operational forecasts and probabilities of payment of $1.2 million and payments of $0.3 million. As of September 30, 2015, the fair value of the short term and long term contingent consideration for Cobalt was $1.0 million and $1.3 million, respectively.

        For 4D, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of approximately 11.0 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately 5 to 100 percent; and (iii) projected payment dates of 2015 to 2016. For 4D, the Company estimated undiscounted future

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

contingent payments of $20.6 million and $16.4 million as of the acquisition date and September 30, 2015, respectively. The net $4.2 million decrease is due to payments of $6.0 million, partially offset by a net increase of $1.8 million, mainly due to changes in operational forecasts and probabilities of payment. As of September 30, 2015, the fair value of the short term contingent consideration for 4D was $16.0 million.

        As of September 30, 2015, the fair value of the short term and long term contingent consideration was $106.8 million and $1.6 million, respectively, and is included in accrued liabilities and contingent consideration, respectively, in the consolidated balance sheets. The change in the fair value of the contingent consideration was $29.7 million and $47.3 million for the three and nine months ended September 30, 2015, respectively, which was recorded as direct service costs and other operating expenses in the consolidated statements of income (loss). The increase was mainly a result of changes in the present value and estimated undiscounted liability, as noted above.

        The following table summarizes the Company's liability for contingent consideration for the nine months ended (in thousands):

September 30, 2015
Balance as of beginning of period	$58,153
Acquistion of 4D	19,290
Change in fair value	47,274
Payments	(16,274)

Balance as of end of period	$108,443

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions. Bank overdrafts are reflected within accounts payable on the balance sheets. Bank overdrafts for the nine months ended September 30, 2014 and 2015 are $0.0 million and $28.5 million, respectively.

Investments

        If a debt security is in an unrealized loss position and the Company has the intent to sell the debt security, or it is more likely than not that the Company will have to sell the debt security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in the consolidated statements of income (loss). For impaired debt securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other- than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in the consolidated statements of income (loss) and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

        As of December 31, 2014 and September 30, 2015, there were no unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the nine months ended September 30, 2014 or 2015. The following is a summary of short-term and long-term investments at December 31, 2014 and September 30, 2015 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$4,305	$—	$(2)	$4,303
Obligations of government-sponsored enterprises(1)	15,318	1	(4)	15,315
Corporate debt securities	247,118	8	(240)	246,886
Certificates of deposit	1,150	—	—	1,150

Total investments at December 31, 2014	$267,891	$9	$(246)	$267,654

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$4,976	$6	$—	$4,982
Obligations of government-sponsored enterprises(2)	43,045	25	(3)	43,067
Corporate debt securities	321,817	24	(235)	321,606
Certificates of deposit	1,150	—	—	1,150

Total investments at September 30, 2015	$370,988	$55	$(238)	$370,805

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

(2)
Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

        The maturity dates of the Company's investments as of September 30, 2015 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2015	$110,723	$110,679
2016	258,579	258,439
2017	1,686	1,687

Total investments at September 30, 2015	$370,988	$370,805

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

Income Taxes

        The Company's effective income tax rates were 34.3 percent and 43.5 percent for the nine months ended September 30, 2014 and 2015, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2015 is higher than the effective rate for the nine months ended September 30, 2014 mainly due to fewer reversals of tax contingencies in the current year from the closure of statutes of limitation, and a more significant relative impact in the current year from the non-deductible HIF fees due to lower overall income.

        The Company files a consolidated federal income tax return with most of its eighty-percent or more controlled subsidiaries. The Company files a separate consolidated federal income tax return for AlphaCare of New York, Inc. ("AlphaCare") and its parent, AlphaCare Holdings, Inc. ("AlphaCare Holdings"). The Company and its subsidiaries also file income tax returns in various state and local jurisdictions. The Company is no longer subject to federal income tax assessments for years ended prior to 2012 or, with few exceptions, to state or local income tax assessments for years ended prior to 2010. Further, the statutes of limitation regarding the assessment of 2011 federal and certain state and local income taxes expired during the current quarter. As a result, $1.7 million of tax contingency reserves recorded as of December 31, 2014 were reversed in the current quarter, of which $1.2 million is reflected as a discrete reduction to income tax expense and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the current quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Net Operating Loss Carryforwards

        The Company has $3.0 million of federal net operating loss carryforwards ("NOLs") available to reduce its federal consolidated taxable income in 2015 and subsequent years. These NOLs will expire in 2018 and 2019 if not used and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). AlphaCare has $26.2 million of federal NOLs available to reduce its consolidated taxable income in 2015 and subsequent years. These NOLs will expire in 2033 and 2034 if not used and are subject to examination and adjustment by the IRS. The Company and its subsidiaries also have $144.7 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2015 and subsequent years. Most of these state NOLs will expire in 2017 through 2034 if not used and are subject to examination and adjustment by the respective state tax authorities.

        Deferred tax assets as of December 31, 2014 and September 30, 2015 are shown net of valuation allowances of $12.4 million and $12.9 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

Health Care Reform

        The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. For 2014 and 2015, the HIF fees were $21.4 million and $26.5 million, respectively, which have been paid. Of these amounts, $5.4 million and $16.1 million was expensed in the three and nine months ended September 30, 2014, respectively, and $6.7 million and $19.9 million was expensed in the three and nine months ended September 30, 2015, respectively, which was included in direct service costs and other operating expenses in the consolidated statements of income (loss). The Company recorded revenues of $8.8 million and $22.9 million in the three and nine months ended September 30, 2014, respectively, and $11.6 million and $34.0 million in the three and nine months ended September 30, 2015, respectively, associated with the accrual for the reimbursement of the economic impact of the HIF fees from its customers.

Stock Compensation

        At December 31, 2014 and September 30, 2015, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the Performance-Based Restricted Stock Units ("PSUs") issued during the nine months ended September 30, 2015, which are described below. The Company recorded stock compensation expense of $11.9 million and $26.0 million for the three and nine months ended September 30, 2014 and $12.9 million and $40.6 million for the three and nine months ended September 30, 2015, respectively. Stock compensation expense recognized in the consolidated statements of income (loss) for the nine months ended September 30, 2014 and 2015 has been reduced for forfeitures, estimated at between zero and four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2015 was $13.91 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 25.03 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the nine months ended September 30,

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

2014 and 2015, $2.8 million and $3.9 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the nine months ended September 30, 2014, the net change to additional paid in capital related to tax benefits (deficiencies) was $2.5 million, which includes $2.8 million of excess tax benefits offset by $(0.3) million of excess tax deficiencies. For the nine months ended September 30, 2015, the net change to additional paid in capital related to tax benefits (deficiencies) was $3.8 million, which includes $3.9 million of excess tax benefits offset by $(0.1) million of excess tax deficiencies.

        Summarized information related to the Company's stock options for the nine months ended September 30, 2015 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,321,063	$50.58
Granted	902,928	63.61
Forfeited	(140,940)	60.21
Exercised	(1,062,878)	47.17

Outstanding, end of period	3,020,173	$55.23

Vested and expected to vest at end of period	2,983,943	$55.15

Exercisable, end of period	1,417,576	$49.46

        All of the Company's options granted during the nine months ended September 30, 2015 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards ("RSAs") for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Grant Fair Value
Outstanding, beginning of period	1,626,827	$57.66
Awarded	20,115	67.12
Vested	(94,547)	57.48
Forfeited	—	—

Outstanding, end of period	1,552,395	$57.79

        Summarized information related to the Company's nonvested restricted stock units ("RSUs") for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Grant Fair Value
Outstanding, beginning of period	156,695	$54.88
Awarded	172,810	63.95
Vested	(79,036)	52.82
Forfeited	(21,144)	61.65

Outstanding, end of period	229,325	$61.80

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

        The vesting period for RSAs ranges from 12 months to 42 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant. In addition, the RSUs outstanding at the beginning of the period contain associated performance hurdle(s) that must be met in order for the awards to vest. The RSUs granted during the nine months ended September 30, 2015 do not contain associated performance hurdles.

        During the nine months ended September 30, 2015, the Company granted 43,900 PSUs to members of management. During the nine months ended September 30, 2015, 3,906 of the PSUs awarded were forfeited. The PSUs are subject to market-based conditions. The estimated fair value of the PSUs granted was $85.00, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1%, and expected volatility of 15% to 52% (average of 28%). The PSUs will entitle the grantee to receive a number of shares of the Company's Common Stock determined over a three-year performance period ending on December 31, 2017 and vesting on March 4, 2018, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company's Total Shareholder Return (as defined below), expressed as a percentile ranking of the Company's Total Shareholder Return as compared to the Company's Peer Group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total Shareholder Return is determined by dividing the average share value of the Company's Common Stock over the 30 trading days preceding January 1, 2018 by the average share value of the Company's Common Stock over the 30 trading days beginning on January 1, 2015, with a deemed reinvestment of any dividends declared during the performance period. The Company's Peer Group includes 54 companies which comprise the S&P Health Care Services Industry Index, which was selected by the Compensation Committee of the Company's Board of Directors and includes a range of healthcare companies operating in several business segments.

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

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. Letters of credit issued bear interest at the rate of 1.625 percent. The commitment commission on the 2014 Credit Facility is 0.20 percent of the unused Revolving Loan Commitment, which rate shall be adjusted from time to time based on the Company's total leverage ratio.

        On September 30, 2014, the Company completed a draw-down of the $250.0 million term loan. The borrowings will initially be maintained as a Eurodollar loan. The term loan is subject to certain quarterly amortization payments. As of September 30, 2015 the remaining balance on the term loan was $237.5 million. The term loan will mature on July 23, 2019. As of September 30, 2015, the term loan bore interest at a rate of 1.50 percent plus the London Interbank Offered Rate ("LIBOR"), which was equivalent to a total interest rate of 1.6936 percent. For the nine months ended September 30, 2015, the weighted average interest rate was 1.6813 percent. As of September 30, 2015, the contractual maturities of the term loan were as follows: 2015—$3.1 million; 2016—$15.6 million; 2017—$25.0 million; 2018—$25.0 million; and 2019—$168.8 million.

        There were $24.6 million and $24.8 million of capital lease obligations at December 31, 2014 and September 30, 2015, respectively. The Company had $32.9 million and $33.4 million of letters of credit outstanding at December 31, 2014 and September 30, 2015, respectively, and no revolving loan borrowings at December 31, 2014 or September 30, 2015.

Redeemable Non-Controlling Interest

        As of September 30, 2015 the Company held an 82% equity interest in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50% of the remaining shares prior to January 1, 2017 provided certain membership levels are attained. After December 31, 2016 the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016 the Company has the right to purchase all remaining shares. Non-controlling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. The carrying value of the non-controlling interest as of December 31, 2014 and September 30, 2015 was $5.9 million and $8.2 million, respectively. The $2.3 million increase in carrying value is a result of the impact of additional capital provided by the Company, partially offset by operating losses. The Company recognizes changes in the redemption value on a quarterly basis and adjusts the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of September 30, 2015, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE A—General (Continued)

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B—Net Income (Loss) per Common Share Attributable to Magellan Health, Inc.

        The following tables reconcile income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income (loss) per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Numerator:
Net income (loss) attributable to Magellan Health, Inc.	$27,133	$(7,808)	$57,839	$4,123

Denominator:
Weighted average number of common shares outstanding—basic	26,703	24,892	27,070	25,297
Common stock equivalents—stock options	404	—	517	360
Common stock equivalents—RSAs	133	—	77	640
Common stock equivalents—RSUs	—	—	18	34
Common stock equivalents—PSUs	—	—	—	39
Common stock equivalents—employee stock purchase plan	2	—	2	2

Weighted average number of common shares outstanding—diluted	27,242	24,892	27,684	26,372

Net income (loss) attributable to Magellan Health, Inc. per common share—basic	$1.02	$(0.31)	$2.14	$0.16

Net income (loss) attributable to Magellan Health, Inc. per common share—diluted	$1.00	$(0.31)	$2.09	$0.16

        The weighted average number of common shares outstanding for the three and nine months ended September 30, 2014 and 2015 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2014 and 2015 represent stock options to purchase shares of the Company's common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 0.7 million and 0.6 million options for the three and nine months ended September 30, 2014, respectively, and 1.4 million and 1.1 million options for the three and nine months ended September 30, 2015, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE B—Net Income (Loss) per Common Share Attributable to Magellan Health, Inc. (Continued)

been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

        The accounting policies of the Company's segments are the same as those described in Note 1—"General." The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest and other income, changes in the fair value of contingent consideration recorded in relation to acquisitions, gain on sale of assets, special charges or benefits, and income taxes ("Segment Profit"). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Healthcare subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Healthcare's customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company's employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company's segments are defined above.

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2014
Managed care and other revenue	$653,747	$49,273	$—	$703,020
PBM and dispensing revenue	—	241,226	(21,076)	220,150
Cost of care	(495,179)	(1)	—	(495,180)
Cost of goods sold	—	(223,251)	21,071	(202,180)
Direct service costs and other	(101,145)	(45,535)	(30,248)	(176,928)
Stock compensation expense(1)	658	8,122	3,181	11,961
Less: non-controlling interest segment profit (loss)(2)	(1,323)	—	—	(1,323)

Segment profit (loss)	$59,404	$29,834	$(27,072)	$62,166

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2015
Managed care and other revenue	$748,297	$60,978	$(26)	$809,249
PBM and dispensing revenue	—	409,371	(28,538)	380,833
Cost of care	(596,323)	—	—	(596,323)
Cost of goods sold	—	(387,834)	27,390	(360,444)
Direct service costs and other	(106,675)	(87,252)	(26,659)	(220,586)
Stock compensation expense(1)	469	9,410	3,018	12,897
Changes in fair value of contingent consideration(1)	(809)	30,547	—	29,738
Less: non-controlling interest segment profit (loss)(2)	75	—	(28)	47

Segment profit (loss)	$44,884	$35,220	$(24,787)	$55,317

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2014
Managed care and other revenue	$2,083,320	$149,620	$(18,055)	$2,214,885
PBM and dispensing revenue	—	590,115	(27,341)	562,774
Cost of care	(1,584,264)	(16,296)	18,055	(1,582,505)
Cost of goods sold	—	(547,362)	27,318	(520,044)
Direct service costs and other	(305,338)	(122,691)	(92,655)	(520,684)
Stock compensation expense(1)	2,242	13,981	9,760	25,983
Less: non-controlling interest segment profit (loss)(2)	(3,301)	—	—	(3,301)

Segment profit (loss)	$199,261	$67,367	$(82,918)	$183,710

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2015
Managed care and other revenue	$2,170,361	$163,828	$(50)	$2,334,139
PBM and dispensing revenue	—	1,077,088	(82,570)	994,518
Cost of care	(1,686,944)	5	—	(1,686,939)
Cost of goods sold	—	(1,019,200)	79,140	(940,060)
Direct service costs and other	(324,695)	(207,230)	(84,566)	(616,491)
Stock compensation expense(1)	1,952	28,282	10,359	40,593
Changes in fair value of contingent consideration(1)	(638)	47,912	—	47,274
Less: non-controlling interest segment profit (loss)(2)	(318)	—	(79)	(397)

Segment profit (loss)	$160,354	$90,685	$(77,608)	$173,431

(1)
Stock compensation expense, as well as changes in the fair value of contingent consideration recorded in relation to the acquisitions, are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Segment profit	$62,166	$55,317	$183,710	$173,431
Stock compensation expense	(11,961)	(12,897)	(25,983)	(40,593)
Changes in fair value of contingent consideration	—	(29,738)	—	(47,274)
Non-controlling interest segment profit (loss)	(1,323)	47	(3,301)	(397)
Depreciation and amortization	(23,956)	(26,721)	(66,665)	(75,239)
Interest expense	(2,879)	(1,654)	(5,719)	(4,933)
Interest income	241	631	827	1,597

Income (loss) before income taxes	$22,288	$(15,015)	$82,869	$6,592

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

SEPTEMBER 30, 2015

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

        Pursuant to this program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 24, 2014 - December 31, 2014	232,170	$60.65	$14.1
January 1, 2015 - September 30, 2015	2,537,081	60.98	154.7

	2,769,251		$168.8

        The Company made additional open market purchases of 616,075 shares of the Company's common stock at an aggregate cost of $31.2 million (excluding broker commissions) during the period from October 1, 2015 through October 21, 2015, which was the date the repurchase program was completed.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

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

        The estimated fair values of 4D assets acquired and liabilities assumed at the date of acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes $14,178 of cash and $21,417 of accounts receivable)	$35,638
Property and equipment, net	238
Other identified intangible assets	24,600
Goodwill	49,136

Total assets acquired	109,612

Liabilities assumed:
Current liabilities	33,882
Contingent consideration	19,291

Total liabilities assumed	53,173

Net assets acquired	$56,439

        As of September 30, 2015, the Company established a working capital payable of $0.2 million that was reflected as an increase to goodwill.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE E—Acquisitions (Continued)

        The fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, projected membership, and projected client base. The projected membership and client base are derived from the Company's latest internal operational forecasts and assumptions. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates, or projected payment dates may result in change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income (loss). The Company estimated undiscounted future contingent payments of $20.6 million and $16.4 million as of the acquisition date and September 30, 2015, respectively. The net $4.2 million decrease was due to payments of $6.0 million, partially offset by a net increase of $1.8 million, mainly due to changes in probabilities of payment. As of September 30, 2015, the fair value of the contingent consideration for 4D was $16.0 million, which is entirely short term and is included in accrued liabilities in the consolidated balance sheet.

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

        As of September 30, 2015, the Company incurred cumulative acquisition related costs of $0.7 million in connection with the 4D acquisition. For the nine months ended September 30, 2015, the Company incurred $0.2 million of acquisition related costs, which are included within direct service costs and other operating expenses in the accompanying statements of income.

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

        During the nine months ended September 30, 2015, the Company purchased an additional $23.6 million in shares of Series B Participating Preferred Stock and Series C Participating Preferred Stock. As of September 30, 2015, the Company held an 82% interest and the remaining shareholders held an 18% interest in AlphaCare Holdings.

        Based on the Company's 82% equity interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Healthcare segment.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

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

Other Acquisitions

        Pursuant to the January 15, 2015 purchase agreement (the "HSM Agreement") with HSM Physical Health, Inc. ("HSM") and HSM Companies Inc., on January 31, 2015 the Company acquired all of the outstanding equity interests of HSM. HSM provides cost containment and utilization management services focused on physical and musculoskeletal health specialties. As consideration for the transaction, the Company paid a base price of $13.5 million in cash, subject to working capital adjustments. The Company reports the results of operations of HSM within its Healthcare segment. The Company's estimated fair values of HSM's assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period as required.

NOTE F—Subsequent Events

        On October 26, 2015 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. Stock repurchases under the program may be made from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time.

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

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans and other MCOs, employers, labor unions, various military and governmental agencies, third party administrators, consultants and brokers. The Company's business is divided into three segments, based on the services it provides and/or the customers that it serves. See Note A—"General" for more information on the Company's business segments.

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

Stock Compensation

        The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of substantially all stock options granted to employees. The fair value of all RSUs and RSAs is determined as the fair market value of the underlying shares on the date of the grant. The fair value of PSUs issued with market-based conditions is calculated on the date of the grant using a Monte Carlo simulation model. Stock compensation expense recognized in the consolidated statements of income (loss) is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance or market conditions on a straight- line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period. For PSUs issued with market-based conditions, stock compensation is recognized using a straight line method over the vesting period.

Results of Operations

        The accounting policies of the Company's segments are the same as those described in Note A—"General." The Company evaluates performance of its segments based on Segment Profit. Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Healthcare subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Healthcare's customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company's employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company's segments are defined in Note A—"General".

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2014
Managed care and other revenue	$653,747	$49,273	$—	$703,020
PBM and dispensing revenue	—	241,226	(21,076)	220,150
Cost of care	(495,179)	(1)	—	(495,180)
Cost of goods sold	—	(223,251)	21,071	(202,180)
Direct service costs and other	(101,145)	(45,535)	(30,248)	(176,928)
Stock compensation expense(1)	658	8,122	3,181	11,961
Less: non-controlling interest segment profit (loss)(2)	(1,323)	—	—	(1,323)

Segment profit (loss)	$59,404	$29,834	$(27,072)	$62,166

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended September 30, 2015
Managed care and other revenue	$748,297	$60,978	$(26)	$809,249
PBM and dispensing revenue	—	409,371	(28,538)	380,833
Cost of care	(596,323)	—	—	(596,323)
Cost of goods sold	—	(387,834)	27,390	(360,444)
Direct service costs and other	(106,675)	(87,252)	(26,659)	(220,586)
Stock compensation expense(1)	469	9,410	3,018	12,897
Changes in fair value of contingent consideration(1)	(809)	30,547	—	29,738
Less: non-controlling interest segment profit (loss)(2)	75	—	(28)	47

Segment profit (loss)	$44,884	$35,220	$(24,787)	$55,317

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2014
Managed care and other revenue	$2,083,320	$149,620	$(18,055)	$2,214,885
PBM and dispensing revenue	—	590,115	(27,341)	562,774
Cost of care	(1,584,264)	(16,296)	18,055	(1,582,505)
Cost of goods sold	—	(547,362)	27,318	(520,044)
Direct service costs and other	(305,338)	(122,691)	(92,655)	(520,684)
Stock compensation expense(1)	2,242	13,981	9,760	25,983
Less: non-controlling interest segment profit (loss)(2)	(3,301)	—	—	(3,301)

Segment profit (loss)	$199,261	$67,367	$(82,918)	$183,710

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Nine Months Ended September 30, 2015
Managed care and other revenue	$2,170,361	$163,828	$(50)	$2,334,139
PBM and dispensing revenue	—	1,077,088	(82,570)	994,518
Cost of care	(1,686,944)	5	—	(1,686,939)
Cost of goods sold	—	(1,019,200)	79,140	(940,060)
Direct service costs and other	(324,695)	(207,230)	(84,566)	(616,491)
Stock compensation expense(1)	1,952	28,282	10,359	40,593
Changes in fair value of contingent consideration(1)	(638)	47,912	—	47,274
Less: non-controlling interest segment profit (loss)(2)	(318)	—	(79)	(397)

Segment profit (loss)	$160,354	$90,685	$(77,608)	$173,431

(1)
Stock compensation expense, as well as changes in the fair value of contingent consideration recorded in relation to the acquisitions, are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Segment profit	$62,166	$55,317	$183,710	$173,431
Stock compensation expense	(11,961)	(12,897)	(25,983)	(40,593)
Changes in fair value of contingent consideration	—	(29,738)	—	(47,274)
Non-controlling interest segment profit (loss)	(1,323)	47	(3,301)	(397)
Depreciation and amortization	(23,956)	(26,721)	(66,665)	(75,239)
Interest expense	(2,879)	(1,654)	(5,719)	(4,933)
Interest income	241	631	827	1,597

Income (loss) before income taxes	$22,288	$(15,015)	$82,869	$6,592

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

        The following table reconciles Adjusted Net Income to net income (loss) attributable to Magellan Health, Inc. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Adjusted Net Income	$36,368	$18,898	$75,360	$58,004
Adjusted for acquisitions starting in 2013
Stock compensation relating to acquisitions	(8,885)	(8,923)	(16,196)	(25,759)
Changes in fair value of contingent consideration	(1,928)	(29,738)	(3,132)	(47,274)
Amortization of acquired intangibles	(4,317)	(5,988)	(9,376)	(15,631)
Tax impact	5,895	17,943	11,183	34,783

Net income (loss) attributable to Magellan Health, Inc.	$27,133	$(7,808)	$57,839	$4,123

        The following table reconciles Adjusted EPS to net income (loss) per common share attributable to Magellan Health, Inc.—diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Adjusted EPS	$1.34	$0.76	$2.73	$2.20
Adjusted for acquisitions starting in 2013
Stock compensation relating to acquisitions	(0.33)	(0.36)	(0.59)	(0.98)
Changes in fair value of contingent consideration	(0.07)	(1.19)	(0.11)	(1.79)
Amortization of acquired intangibles	(0.16)	(0.24)	(0.34)	(0.59)
Tax impact	0.22	0.72	0.40	1.32

Net income (loss) per common share attributable to Magellan Health, Inc.—diluted	$1.00	$(0.31)	$2.09	$0.16

Quarter ended September 30, 2015 ("Current Year Quarter"), compared to the quarter ended September 30, 2014 ("Prior Year Quarter")

Healthcare

Net Revenue

        Net revenue related to Healthcare increased by 14.5 percent or $94.6 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to increased membership from existing customers of $56.0 million, contracts implemented after (or during) the Prior Year Quarter of $36.3 million, favorable rates changes of $4.6 million, revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $4.4 million, revenue impact of unfavorable prior period medical claims development recorded in the Current Year Quarter of $3.9 million and other net favorable increases of $6.3 million. These increases were partially offset by program changes of $7.0 million, terminated contracts of $5.1 million and the revenue impact of favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $4.8 million.

Cost of Care

        Cost of care increased by 20.4 percent or $101.1 million from the Prior Year Quarter to the Current Year Quarter. The increase in cost of care is primarily due to increased membership from existing customers of $48.0 million, new contracts implemented after (or during) the Prior Year Quarter of $24.0 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $20.0 million, unfavorable prior period medical claims development recorded in the Current Year Quarter of $8.6 million, higher care associated with favorable rate changes of $4.5 million and unfavorable care trends and other net variances of $25.7 million. These increases were partially offset by favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $20.2 million, program changes of $5.6 million and terminated contracts of $3.9 million. For our commercial contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 74.7 percent in the Prior Year Quarter to 82.4 percent in the Current Year Quarter, mainly due to unfavorable care trends and business mix. For our government contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 89.9 percent in the Prior Year Quarter to 93.0 percent in the Current Year Quarter, mainly due to unfavorable care trends, unfavorable care development and business mix.

Direct Service Costs

        Direct service costs increased by 5.5 percent or $5.5 million from the Prior Year Quarter to the Current Year Quarter primarily due to cost to support new business and development for the Magellan Complete Care product and severance and other contract termination costs of $2.3 million, partially offset by terminated contracts. Direct service costs decreased as a percentage of revenue from 15.5 percent in the Prior Year Quarter to 14.3 percent in the Current Year Quarter, mainly due to membership growth and new business.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management increased by 23.8 percent or $11.7 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased rebate revenue of $9.5 million and new contracts implemented after (or during) the Prior Year Quarter of $2.2 million.

PBM/Distribution Revenue

        PBM and Distribution revenue related to Pharmacy Management increased by 69.7 percent or $168.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue for 4D acquired on April 1, 2015 of $115.3 million, pharmacy MCO revenue of $35.2 million, pharmacy employer revenue of $26.5 million, net increased dispensing activity from existing customers of $10.2 million and other net favorable variances of $0.8 million. These increases were partially offset by terminated contracts of $19.9 million.

Cost of Goods Sold

        Cost of goods sold increased by 73.7 percent or $164.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to for 4D acquired April 1, 2015 of $110.0 million, pharmacy MCO of $34.8 million, an increase in pharmacy employer of $24.0 million, net increased dispensing activity from existing customers of $10.0 million and other net unfavorable variances of $3.2 million. These increases were partially offset by terminated contracts of $17.4 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold increased from 92.5 percent in the Prior Year Quarter to 94.7 percent the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 91.6 percent or $41.7 million from the Prior Year Quarter to the Current Year Quarter. This increase mainly relates to changes in the fair value of contingent consideration related to the CDMI and 4D acquisitions of $30.5 million, in addition to additional cost from the acquisition of 4D and implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs increased from 15.7 percent in the Prior Year Quarter to 18.6 percent in the Current Year Quarter, mainly due to the fair value of contingent consideration partially offset by the increase in revenue from business growth and acquisition activity.

Corporate and Elimination

        Net expenses related to Corporate, which includes eliminations, decreased by 8.1 percent or $2.4 million, primarily due to lower discretionary benefit costs. As a percentage of revenue, corporate and elimination decreased from 3.3 percent in the Prior Year Quarter to 2.3 percent in the Current Year Quarter, mainly due to the increase in revenue due to acquisitions and new business.

Depreciation and Amortization

        Depreciation and amortization expense increased by 11.5 percent or $2.8 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

        Interest expense decreased by $1.2 million from the Prior Year Quarter to the Current Year Quarter, mainly due to contingent consideration expense for CDMI recorded in the Prior Year Quarter, partially offset by borrowings under the 2014 Credit Facility after the Prior Year Quarter.

Interest Income

        Interest income increased by $0.4 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields and an increase in invested balances.

Income Taxes

        The Company's effective income tax rates were (15.7) percent and 48.3 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter differs from the Prior Year Quarter mainly due to fewer reversals of tax contingencies in the Current Year Quarter from the closure of statutes of limitation, and a more significant impact in the Current Year Quarter from the non-deductible HIF fees due to lower overall income.

        The statutes of limitation regarding the assessment of 2011 federal and certain state and local income taxes expired during the Current Year Quarter. As a result, $1.7 million of tax contingency reserves recorded as of December 31, 2014 were reversed in the Current Year Quarter, of which $1.2 million is reflected as a discrete reduction to income tax expense and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Current Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

        The statutes of limitation regarding the assessment of 2010 federal and certain state and local income taxes expired during the Prior Year Quarter. As a result, $18.7 million of tax contingency reserves recorded as of December 31, 2013 were reversed in the Prior Year Quarter, of which $15.6 million was reflected as a discrete reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally,

$1.3 million of accrued interest was reversed in the Prior Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Nine months ended September 30, 2015 ("Current Year Period"), compared to the nine months ended September 30, 2014 ("Prior Year Period")

Healthcare

Net Revenue

        Net revenue related to Healthcare increased by 4.2 percent or $87.0 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to increased membership from existing customers of $339.1 million, contracts implemented after (or during) the Prior Year Period of $90.3 million, favorable rates changes of $59.2 million, an increase in net revenue recorded for HIF fees of $11.1 million, revenue for HSM acquired January 31, 2015 of $7.0 million, increase in performance based revenue of $5.4 million, and other net favorable increases of $11.8 million (mainly related to higher care associated with a cost-plus contract). These increases were partially offset by terminated contracts of $377.8 million, program changes of $48.7 million, the revenue impact of favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $4.8 million, unfavorable retroactive rate adjustments in the Current Year Period of $3.3 million and favorable prior period, rate, membership and other adjustments of $2.3 million in the Prior Year Period.

Cost of Care

        Cost of care increased by 6.5 percent or $102.7 million from the Prior Year Period to the Current Year Period. The increase in cost of care is primarily due to increased membership from existing customers of $320.6 million, new contracts implemented after (or during) the Prior Year Period of $66.3 million, higher care associated with favorable rate changes of $52.8 million, favorable prior period medical claims development recorded in the Prior Year Period of $7.4 million, HSM acquired January 31, 2015 of $3.1 million, customer settlements in the Prior Year Period of $2.4 million and unfavorable care trends and other net variances of $38.9 million. These increases were partially offset by terminated contracts of $300.3 million, program changes of $40.4 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $24.9 million and favorable prior period medical claims development recorded in the Current Year Period of $23.2 million. For our commercial contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 78.8 percent in the Prior Year Period to 82.6 percent in the Current Year Period, mainly due to unfavorable care trends and business mix. For our government contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 88.8 percent in the Prior Year Period to 89.3 percent in the Current Year Period, mainly due to unfavorable care trends and business mix.

Direct Service Costs

        Direct service costs increased by 6.3 percent or $19.4 million from the Prior Year Period to the Current Year Period primarily due to cost to support new business and development costs for the Magellan Complete Care product and severance and other contract termination cost of $2.3 million, partially offset by terminated contracts. Direct service costs increased as a percentage of revenue from 14.7 percent in the Prior Year Period to 15.0 percent in the Current Year Period, mainly due to the cost to support new business and development for the Magellan Complete Care product and business mix.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management increased by 9.5 percent or $14.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased rebate revenue of $16.7 million, revenue of $12.1 million for CDMI which was acquired on April 30, 2014, new contracts implemented after (or during) the Prior Year Period of $5.1 million and increase in medical pharmacy management revenue of $1.2 million. These increases were partially offset by terminated contracts of $18.1 million, decrease in pharmacy government revenue of $1.5 million and other decreases of $1.3 million.

PBM/Distribution Revenue

        PBM and Distribution revenue related to Pharmacy Management increased by 82.5 percent or $487.0 million from the Prior Year Period to the Current Year Period. This increase is primarily due to revenue for 4D acquired on April 1, 2015 of $237.6 million, new contracts implemented after (or during) the Prior Year Period of $135.0 million, an increase in pharmacy employer revenue of $80.0 million and an increase in pharmacy MCO of $67.8 million. These increases were partially offset by terminated contracts of $33.1 million and other net unfavorable variances of $0.3 million.

Cost of Care

        Cost of care decreased by $16.3 million from the Prior Year Period to the Current Year Period due to a terminated contract.

Cost of Goods Sold

        Cost of goods sold increased by 86.2 percent or $471.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to 4D acquired April 1, 2015 of $228.1 million, new contracts implemented after the Prior Year Period of $131.3 million, an increase in pharmacy employer of $73.8 million, an increase in pharmacy MCO of $67.7 million and other net increases of $3.5 million. These increases were partially offset by terminated contracts of $32.6 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold increased from 92.8 percent in the Prior Year Period to 94.6 percent the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 68.9 percent or $84.5 million from the Prior Year Period to the Current Year Period. This increase mainly relates to increased stock compensation expense of $14.3 million, and changes in the fair value of contingent consideration related to the CDMI and 4D acquisitions of $47.9 million, in addition to additional cost from the acquisition of 4D and implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 16.6 percent in the Prior Year Period to 16.7 percent in the Current Year Period, mainly due to the increase in revenue from business growth and acquisition activity.

Corporate and Elimination

        Net expenses related to Corporate, which includes eliminations, decreased by 5.1 percent or $4.7 million, primarily due to lower discretionary benefit costs, as well as project cost and legal fees recorded in the Prior Year Period. As a percentage of revenue, corporate and elimination decreased from 3.3 percent in the Prior Year Period to 2.6 percent in the Current Year Period, mainly due to the increase in revenue due to acquisitions and new business.

Depreciation and Amortization

        Depreciation and amortization expense increased by 12.9 percent or $8.6 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period and acquisition activity.

Interest Expense

        Interest expense decreased by $0.8 million from the Prior Year Period to the Current Year Period, mainly due to CDMI contingent consideration recorded in the Prior Year Period, partially offset by borrowings under the 2014 Credit Facility after the Prior Year Period

Interest Income

        Interest income increased by $0.8 million from the Prior Year Period to the Current Year Period, mainly due to higher yields and increase in invested balances.

Income Taxes

        The Company's effective income tax rates were 34.3 percent and 43.5 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Current Year Period differs from the Prior Year Period mainly due to fewer reversals of tax contingencies in the Current Year Period from the closure of statutes of limitation, and a more significant relative impact in the Current Year Period from the non-deductible HIF fees due to lower overall income.

        The statutes of limitation regarding the assessment of 2011 federal and certain state and local income taxes expired during the Current Year Period. As a result, $1.7 million of tax contingency reserves recorded as of December 31, 2014 were reversed in the Current Year Period, of which $1.2 million is reflected as a discrete reduction to income tax expense and $0.5 million as a decrease to deferred tax assets. Additionally, $0.3 million of accrued interest and $0.7 million of unrecognized state tax benefits were reversed in the Current Year Period and reflected as reductions to income tax expense due to the closing of statutes of limitation on tax assessments and the favorable settlement of state income tax examinations.

        The statutes of limitation regarding the assessment of 2010 federal and certain state and local income taxes expired during the Prior Year Period. As a result, $18.7 million of tax contingency reserves recorded as of December 31, 2013 were reversed in the Prior Year Period, of which $15.6 million was reflected as a discrete reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.3 million of accrued interest was reversed in the Prior Year Period and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

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

        A portion of the Company's business is subject to rising care costs due to an increase in the number and frequency of covered members seeking healthcare services and higher costs of such services. Many of these factors are beyond the Company's control. Future results of operations will be heavily dependent on management's ability to obtain customer rate increases that are consistent with care cost increases and/or to reduce operating expenses.

        Care Trends.    The Company expects that same-store normalized cost of care trend for the 12 month forward outlook to be 3 to 7 percent for commercial products and 0 to 2 percent for government business.

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of September 30, 2015, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $194.2 million and $178.1 million for the Prior Year Period and Current Year Period, respectively. The $16.1 million decrease in operating cash flows from the Prior Year Period to the Current Year Period is attributable to net unfavorable working capital changes and a decrease in Segment Profit between periods, offset by the net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change and a decrease in tax payments between periods.

        The net unfavorable impact of working capital changes between periods totaled $74.1 million. For the Prior Year Period, operating cash flows were impacted by net favorable working capital changes of $26.7 million, largely attributable to a net decrease in restricted cash requirements associated with the Company's regulated entities and accruals associated with the management incentive plan, partially offset by the payment of HIF fees and management incentive payments. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $47.4 million, which were largely attributable to timing of management incentive plan activity, an increase in accounts receivable and timing of HIF fee activity. Segment Profit for the Current Year Period decreased $10.3 million from the Prior Year Period.

        Restricted cash of $28.8 million and $93.8 million for the Prior Year Period and Current Year Period, respectively, was shifted to restricted investments that increased operating cash flows. The net impact of the shift in restricted funds between periods is an increase in operating cash flows of $65.0 million. Tax payments for the Current Year Period totaled $41.7 million, which represents a decrease of $3.3 million from the Prior Year Period.

        During the Current Year Period, the Company's restricted cash decreased $80.0 million. The change in restricted cash is attributable to the net shift of restricted cash of $93.8 million to restricted investments, net increase in restricted cash of $14.1 million associated with the Company's regulated entities, and other net decreases of $0.3 million. The net change in restricted cash for the Company's regulated entities is attributable to a net decrease in restricted cash requirements of $5.6 million that resulted in an operating cash flow source, partially offset by a net increase in restricted cash of $19.7 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities and accrued taxes, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $50.6 million and $54.6 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $16.7 million and $33.9 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $19.1 million and $35.5 million, respectively. During the Prior Year Period the Company received net cash of $3.2 million from the net maturity of "available-for-sale" securities, with the Company using net cash of $108.2 million during the Current Year Period for the net purchase of "available for sale" securities. In addition, during the Prior Year Period, the Company used net cash of $125.0 million and $7.9 million for the acquisitions of CDMI and Cobalt, respectively, and received a working capital settlement of $0.7 million related to the acquisition of Partners Rx. During the Current Year Period, the Company used net cash of $13.6 million and $42.2 million for the acquisitions of HSM and 4D, respectively.

        Financing Activities.    During the Prior Year Period, the Company received $250.0 million from the issuance of debt and $41.7 million from the exercise of stock options and had other net favorable items of $0.6 million. In addition, the Company paid $139.3 million for the repurchase of treasury stock under the Company's share repurchase program and $2.6 million on capital lease obligations.

        During the Current Year Period, the Company paid $150.8 million for the repurchase of treasury stock under the Company's share repurchase program, $9.4 million on debt obligations, and $3.3 million on capital lease obligations. The Company made contingent consideration payments totaling $11.2 million of which $8.9 million was related to financing activities. In addition, the Company received $50.1 million from the exercise of stock options and had other net favorable items of $4.3 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2015, the Company expects to fund its estimated capital expenditures of $9.4 million to $19.4 million with cash from operations. The Company does not anticipate that it will need to draw on additional amounts available under the 2014 Credit Facility for cash flow needs related to its operations, capital needs or debt service in 2015. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company may draw on the 2014 Credit Facility to fund a portion of cash required for its acquisition activities. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        Stock Repurchases.    On October 22, 2014 the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. See Note D—"Commitments and Contingencies" for more information on the Company's share repurchase program.

        Off-Balance Sheet Arrangements.    As of September 30, 2015, the Company has no material off-balance sheet arrangements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of September 30, 2015, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

          a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2015. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

          b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On October 22, 2014 the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. Pursuant to this program, the Company made open market purchases during the three months ended September 30, 2015 as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
July 1 - 31, 2015	257,809	$64.32	257,809	$100.9
August 1 - 31, 2015	593,123	57.77	593,123	66.6
September 1 - 30, 2015	623,952	56.72	623,952	31.2

	1,474,884		1,474,884

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        The Company made additional open market purchases of 616,075 shares of the Company's common stock at an aggregate cost of $31.2 million (excluding broker commissions) during the period from October 1, 2015 through October 21, 2015, which was the date the repurchase program was completed.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

Chief Financial Officer Employment Agreement

        As previously reported, the Company announced on April 29, 2014 Mr. Rubin would be leaving the Company. In order to provide for a successful transition from Mr. Rubin to a successor Chief Financial Officer to be recruited and hired by the Company, the Company and Mr. Rubin entered into an amendment to his employment agreement dated April 28, 2014 the ("2014 Amendment") pursuant to which his employment was extended for one-year through April 30, 2015. On April 28, 2015, the Company and Mr. Rubin entered into a second amendment to Mr. Rubin's employment agreement (the "2015 Amendment") pursuant to which the Company and Mr. Rubin agreed to a further extension to his employment through December 31, 2015.

        The Company and Mr. Rubin have mutually agreed that he will remain the Chief Financial Officer of the Company and the Company has ended its search for a new Chief Financial Officer. As a result, on October 26, 2015, the Company and Mr. Rubin entered into a new amendment to his employment agreement (the "October 2015 Amendment") pursuant to which the 2014 Amendment and the April 2015 Amendment have been terminated in their entirety. The October 2015 Amendment also includes the following terms:

  1.
  Pursuant to the Company's Equity Award Policy and the Company's 2011 Management Incentive Plan, on November 2. 2015, Mr. Rubin will be granted stock options vesting in equal pro-rata amounts over three years on each anniversary date of such grant at an exercise price equal to the closing price of a share of Company Common Stock ("Common Stock") on the date of grant. The number of options to be awarded shall be equal to $1,252,610 divided by the Black Scholes value of a share of Common Stock on the date of grant as determined by the Company consistent with the methodology for the grants to other Company employees. The term of such options shall be ten years.

  2.
  Pursuant to the Company's Equity Award Policy and the 2011 Management Incentive Plan, on November 2, 2015, Mr. Rubin will be granted Restricted Stock Units vesting in equal pro-rata amounts over three years on each anniversary date of such grant equal to $390,000 divided by the closing price of the Common Stock on the date of grant.

  3.
  Upon his retirement from employment with the Company, as defined in Magellan's Equity Retirement Policy (except for the requirement that he be age 65 or older), all of Mr. Rubin's outstanding and unvested stock options, restricted stock units and performance share units shall continue to vest in accordance with their original terms without any requirement of continued employment with the Company.

  4.
  Except as amended in the October 2015 Amendment, the terms of Mr. Rubin's original employment agreement shall remain in full force and effect.

Stock Repurchase

        On October 26, 2015 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. Stock repurchases under the program may be made from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time.

Item 6.    Exhibits.

Exhibit No.	Description
10.1	Employment Agreement dated October 26, 2015 between the Company and Jonathan N. Rubin.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2015	MAGELLAN HEALTH, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)