Form 10-K
period 2015-12-31
MAGELLAN HEALTH INC
filed 2016-02-29
CIK 19411

Use these links to rapidly review the document

MAGELLAN HEALTH, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Ordinary Common Stock ("common stock") held by non-affiliates of the registrant based on the closing price on June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1.9 billion.

         The number of shares of Magellan Health, Inc.'s common stock outstanding as of February 24, 2016 was 24,716,357.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

MAGELLAN HEALTH, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

Business Overview

        The Company is engaged in the healthcare management business, and is focused on managing the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits and other specialty areas of healthcare. The Company develops innovative solutions that combine advanced analytics, agile technology and clinical excellence to drive better decision making, positively impact health outcomes and optimize the cost of care for the members we serve. The Company provides services to health plans and other managed care organizations ("MCOs"), employers, labor unions, various military and governmental agencies and third party administrators (TPAs").

        Effective as of July 1, 2015, the Company reorganized into two business units—Magellan Healthcare and Magellan Rx Management, which are supported by corporate functions. As a result of this business reorganization, the Company concluded that changes to its reportable segments were warranted, with the Healthcare segment ("Healthcare") comprised of the operating segments previously defined as the Commercial, Public Sector and the Specialty Solutions segments. Prior period balances have been reclassified to reflect this change. The Company's business is divided into the following segments, which are differentiated based on the services it provides, as described below.

Healthcare

        Healthcare includes the Company's: (i) management of behavioral healthcare services and employee assistance program ("EAP") services, (ii) management of other specialty areas including diagnostic imaging and musculoskeletal management, and (iii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care ("MCC"). These special populations include individuals with serious mental illness ("SMI"), dual eligibles, long-term services and supports and other populations with unique and often complex healthcare needs.

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

        The following tables summarize, for the periods indicated, revenues and covered lives for Healthcare by product classification and customer type (in thousands):

	Revenue for the year ended December 31, 2015
	Risk-based	ASO	Total
Commercial
Behavioral(1)	$326,182	$127,270	$453,452
Specialty	523,701	58,564	582,265
Government(2)	1,855,225	68,310	1,923,535

Total	$2,705,108	$254,144	$2,959,252

	Covered lives as of December 31, 2015
	Risk-based	ASO
Commercial
Behavioral(1)	13,019	12,513
Specialty	8,320	15,884
Government(2)	4,819	1,080

(1)
Includes revenues of $49.5 million from EAP services provided on a risk basis to health plans and employers with 10.5 million covered lives.

(2)
Includes revenues of $155.3 million from EAP services provided on a risk basis to federal governmental entities with 3.6 million covered lives.

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of pharmaceuticals paid under medical and pharmacy benefit programs. Pharmacy Management's services include: (i) pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) pharmaceutical dispensing operations; (iv) clinical and formulary management programs; (v) medical pharmacy management programs; and (vi) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement.

        Pharmacy Management's services are provided under contracts with health plans, employers, MCOs, state Medicaid programs, Medicare Part D and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements. In addition, Pharmacy Management has subcontract arrangements to provide PBM services for certain Healthcare customers. During 2015, Pharmacy Management paid 18.8 million adjusted commercial network claims in its PBM business, 59.2 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. As of December 31, 2015, Pharmacy Management had a generic dispensing rate of 84.3 percent within its commercial PBM business and served 1.6 million commercial PBM members, 9.6 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

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

Acquisition of 4D Pharmacy Management Systems, Inc.

        Pursuant to the March 17, 2015 Purchase Agreement (the "4D Agreement") with 4D Pharmacy Management Systems, Inc. ("4D"), on April 1, 2015 the Company acquired (the "4D Acquisition") all of the outstanding equity interests of 4D. 4D was a privately held, full-service PBM serving MCOs, employers and government-sponsored benefit programs, such as Medicare Part D plans.

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

Other Acquisitions

        Pursuant to the January 15, 2015 purchase agreement (the "HSM Agreement") with HSM Physical Health, Inc. ("HSM") and HSM Companies Inc., on January 31, 2015 the Company acquired all of the outstanding equity interests of HSM. HSM provides cost containment and utilization management services focused on physical and musculoskeletal health specialties. As consideration for the transaction, the Company paid a base price of $13.6 million in cash, including net payments of $0.1 million for working capital adjustments. The Company reports the results of operations of HSM within its Healthcare segment.

        For further discussion, see Note 3—"Acquisitions" to the consolidated financial statements set forth elsewhere herein.

Industry

        According to the Centers for Medicare and Medicaid Services ("CMS"), total U.S. healthcare spending was projected to have increased 5.3 percent to nearly $3.2 trillion in 2015, representing approximately 17.7 percent of the gross domestic product. With the uncertain economic environment, rising healthcare costs, increased fiscal pressures on federal and state governments and the uncertainty around the full implementation of healthcare reform, healthcare spending will continue to be one of the greatest pressing issues for the American public and government agencies. The rapidly evolving clinical and technological environment demands the expertise of specialized healthcare management services to provide both high-quality and affordable care.

        Over the last several years, the Company has transformed itself into a healthcare management business that is focused on managing the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits and other specialty areas of healthcare.

Business Strategy

        The Company is engaged in the healthcare management business, and is focused on managing the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits and other specialty areas of health. The Company develops innovative solutions that combine advanced analytics, agile technology and clinical excellence to drive better decision making, positively impact health outcomes and optimize the cost of care for the members it serves. The Company currently provides managed healthcare services, which includes the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, and the management of behavioral healthcare and other specialty areas, as well as pharmacy management services. The Company's strategy is to expand its integrated management programs for special populations, expand its pharmacy management business and further grow its other existing behavioral healthcare and other specialty business. The Company believes that certain of its clients may prefer to consolidate outsourced vendors, and that as a vendor offering multiple outsourced products, it will have a competitive advantage in the market. The Company seeks to grow its business through the following initiatives:

        Expanding integrated management services provided to special populations through Magellan Complete Care.    The Company, through Magellan Complete Care, seeks to expand its focus on the clinically integrated management of complex populations including individuals with SMI, dual-eligibles, those eligible for long-term services and supports, and other unique, high-cost populations. These programs holistically manage the behavioral and physical health care, including drug spend, of special populations and utilize the Company's unique expertise to improve health outcomes and lower costs. The Company believes its significant Medicaid, behavioral health and pharmacy experience will enable it to further develop and market programs to manage these special populations. The Company is developing independent special population management capabilities and may enter into partnerships, joint ventures or acquisitions that facilitate this effort. The Company believes it is positioned to grow its membership and revenues in the integrated care management of special populations over the long term.

        Expanding the Pharmacy Management business.    The Company has operated in both the specialty pharmaceutical management and Medicaid pharmacy benefits management businesses for several years and acquired a commercial pharmacy benefit management company in 2013, and additional pharmacy companies in 2014 and 2015. The Company has integrated these businesses, leveraging their strength and assets, and has built out its commercial pharmacy benefit management capabilities in order to expand its presence in the pharmaceutical marketplace. The Pharmacy Management business comprises products and solutions that provide clinical and financial management of pharmaceuticals paid under medical and pharmacy management programs. Pharmacy Management is a full service PBM that provides a comprehensive suite of solutions, including pharmacy benefit management; pharmacy benefit administration for state Medicaid and other government sponsored programs; pharmaceutical dispensing operations; clinical and formulary management programs; medical pharmacy management programs; and programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement. These services are available individually, in combination, or in a fully integrated manner. The Company is marketing its pharmacy management services to existing and new health plans, employers, managed care organizations, state governments, Medicare Part D, and other government agencies, exchanges, brokers and consultants. In addition, the Company will continue to upsell its pharmacy products to its existing customers and market its pharmacy solutions to the Healthcare customer base.

        Continued growth in our other existing behavioral healthcare and other specialty business.    The Company has operated in both the commercial and public sectors of managed behavioral healthcare by ensuring the delivery of quality outcomes and appropriate care through its unique behavioral healthcare expertise in managing clinical care, provider networks, claims and customer service. The Company seeks to distinguish itself in the marketplace through a focus on clinical excellence, provider partnerships, product and service innovation, and consumer engagement. In addition, the Company focuses on continually developing and providing innovative and cost effective solutions to its customers, and expanding into new markets.

        Within its Healthcare segment, the commercial division is focused on providing managed behavioral services that seek to provide a superior outsourced behavioral health management alternative to its health plan, employer and government customers. The Company has expanded its product offerings including population health solutions for Autism Spectrum Disorders, caregivers, managed long term care, seriously mentally ill, suicide prevention, child welfare programs and computerized cognitive behavioral therapy. The commercial division also encompasses the management of specialty services in which the Company's strategy is to deliver innovative and clinically appropriate management programs that create value for its clients through the reduction in the number of inappropriate services and by ensuring the delivery of appropriate services through quality providers. The Company continues to expand its product portfolio beyond diagnostic imaging with customer-focused solutions in new areas of medical management including radiation oncology therapy management, cardiac management, obstetrical ultrasound management, musculoskeletal management, genetic testing and other relevant areas. Through the government division of its Healthcare segment, the Company seeks to help federal, state and local governments deal with their fiscal pressures resulting from increasing Medicaid enrollment and rising behavioral healthcare costs. Across the Healthcare segment, the Company intends to continue marketing both its risk-based and ASO products, as well as new products, to its existing customer base and new customers, expand membership with current customers, upsell additional products to existing customers, and to cross-sell services to its Pharmacy Management segment customer base.

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

        Through December 31, 2015, the Company provided behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the "Iowa Contracts"). The Iowa Contracts generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2014 and 2015. The Iowa Contracts terminated on December 31, 2015. The Company's contract with the State of Arizona as the Regional Behavioral Health Authority in Maricopa County (the "Maricopa Contract") generated net revenues that exceeded, in the aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2013. The Maricopa Contract terminated on March 31, 2014.

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

Provider Network

        The Company's managed behavioral healthcare services, integrated healthcare services and EAP treatment services are provided by a contracted network of third-party providers, including physicians, psychiatrists, psychologists, other behavioral and physical health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company's network consists of approximately 165,000 healthcare providers, including facility locations, providing various levels of care nationwide. The Company's network providers are almost exclusively independent contractors located throughout the local areas in which the Company's customers'

beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company's personnel are available to assist them with consultation and other needs.

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

        The Company's radiology benefits management ("RBM") services are provided by a network of providers including diagnostic imaging centers, radiology departments of hospitals that provide advanced imaging services on an outpatient basis, and individual physicians or physician groups that own advanced imaging equipment and specialize in certain specific areas of care. Certain providers belong to the Company's network, while others are members of networks belonging to the Company's customers. These providers are paid on a fee-for-service basis.

Competition

        The Company's business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), TPAs, independent practitioner associations ("IPAs"), multi-disciplinary medical groups, PBMs, healthcare information technology solutions, and other specialty healthcare and managed care companies. Many of the Company's competitors, particularly certain insurance companies, HMOs, technology companies, and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company's competitors provide a broader range of services. The Company competes based upon quality and reliability of its services, a focus on clinical excellence, product and service innovation and proven expertise across its business lines. The Company may also encounter competition in the future from new market entrants. In addition, some of the Company's customers that are managed care companies may seek to provide specialty managed healthcare services directly to their subscribers, rather than by contracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely to a significant degree on price increases to achieve revenue growth, and expects to continue experiencing pricing pressures.

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2015 to June 17, 2016. The general liability policy is written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one-year term for the period June 17, 2015 to June 17, 2016. The general liability policy is written on an "occurrence" basis and the professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

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

Regulation

General

        The Company's operations are subject to extensive and evolving state and federal laws and regulation in the jurisdictions in which we do business. This includes applicable federal and state laws and regulations in connection with its role in providing pharmacy benefit management; behavioral health benefit management; radiology benefit management; utilization review; customer employee benefit plan services; pharmacy; healthcare services; Medicaid; Medicare; health insurance, and laws and regulations impacting its federal government contracts. The Company believes its operations are structured to comply in all material respects with applicable laws and regulations and that it has obtained all licenses and approvals that are material to the operation of its business. However, regulation of the healthcare industry is constantly evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof, that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. Moreover, any such position may require significant alterations to the Company's business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company's business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional licensure requirements and/or regulation. Failure to comply with applicable regulatory requirements could have a material adverse affect on the Company.

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

        To the extent that the Company operates or is deemed to operate in some states as an insurance company, HMO, PPO or similar entity, it may be required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth. Being licensed as an insurance company, HMO or similar entity could also subject the Company to regulations governing reporting and disclosure, coverage, mandated benefits, rate setting, grievances and appeals and other traditional insurance regulatory requirements.

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

        Numerous states require the licensing or certification of entities performing TPA activities; however, certain federal courts have held that such licensing requirements are preempted by ERISA. ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company's activities in some states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of utilization review, PBM or TPA activities. In some states, the Company has licensed its self-funded pharmacy related business as a TPA after a review of state regulatory requirements and case law. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA activities in certain states.

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

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and Other Privacy Regulation

        HIPAA requires the Secretary of the Department of Health and Human Services ("DHHS") to adopt standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. Confidentiality and patient privacy requirements are particularly strict in the Company's behavioral managed care business. Oversight responsibilities for HIPAA compliance are handled by the Company's Corporate Compliance Department. The Company believes it is currently in compliance with the provisions of HIPAA.

        The Health Information Technology for Economic and Clinical Health Act ("HITECH Act") passed as part of the American Recovery and Reinvestment Act of 2009 represents a significant expansion of the HIPAA privacy and security laws. The Company believes it is currently in compliance with the provisions of the HITECH Act and the associated regulations including the January 2013 "Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules under the Health Information Technology for Economic and Clinical Health Act" Rule. The Company believes that it can comply with any future changes or updates in these laws and regulations; however, there can be no assurance that compliance with such future laws and regulations would not have a material adverse effect on its operations.

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

Fraud, Waste and Abuse Laws

        The Company is subject to federal and state laws and regulations protecting against fraud, waste and abuse. Fraud, waste and abuse prohibitions cover a wide range of activities, including kickbacks and other inducements for referral of members or the coverage of products, billing for unnecessary services by a healthcare provider and improper marketing. Companies involved in public health care programs such as Medicare and Medicaid are required to maintain compliance programs to detect and deter fraud waste and abuse, and are often subject to audits. The regulations and contractual requirements applicable to the Company in relation to these programs are complex and subject to change.

        The federal healthcare Anti-Kickback Statute (the "Anti-Kickback Statute") prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded healthcare programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, TRICARE or other federally funded healthcare programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded healthcare programs. The Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the U.S. DHHS and other administrative bodies.

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

        The Company is subject to certain provisions of the Deficit Reduction Act of 2005 (the "Act"). The Act requires entities that receive $5 million or more in annual Medicaid payments to establish written policies that provide detailed information about the Federal Civil False Claims Act and the remedies thereunder, as well as any state laws pertaining to civil or criminal penalties for false claims and statements, the "whistleblower" protections afforded under such laws, and the role of such laws in preventing and detecting fraud, waste and abuse. The written policies are to be disseminated to all employees, contractors and agents which or who, on behalf of the entity, furnish, or otherwise authorize the furnishing of, Medicaid healthcare items or services, perform billing or coding functions, or are involved in the monitoring of healthcare provided by the entity. In addition, any such entity that has an employee handbook must include a specific discussion of the federal and state false claims laws, the rights of an employee to be protected as a whistleblower and the entity's policies and procedures for detecting and preventing fraud, waste and abuse.

        On July 21, 2010, the President of the United States signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Under the law, those with independent knowledge of a financial fraud committed by a business required to report to the U.S. Securities and Exchange Commission ("SEC") or the U.S. Commodity Futures Trading Commission ("CFTC") may

be entitled to a percentage of the money recovered. Included in Dodd-Frank are provisions which protect employees of publicly traded companies from retaliation for reporting securities fraud, fraud against shareholders and violation of the SEC rules/regulations. Dodd-Frank also amends the Sarbanes-Oxley Act ("SOX") and Federal Civil False Claims Act to expand their whistleblower protections. On May 25, 2011, the SEC adopted final rules (the "Rules") for the expanded whistleblower program established by Dodd-Frank. The Company believes it is in substantial compliance with these laws.

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

Mental Health Parity

        In October 2008, the United States Congress passed the Paul Wellstone and Pete Domenici Mental Health Parity Act of 2008 ("MHPAEA") establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g. limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This law does not require coverage for mental health or substance abuse disorders, but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. Under the ACA non-grandfathered individual and small group plans (both on and off of the Exchange) are required to provide mental health and substance use disorder benefits as essential health benefits. These mandated benefits under the ACA must be provided at parity in these plans. Under the ACA, grandfathered individual plans are required to comply with parity if they offer behavioral health benefits. Grandfathered small group plans are exempt from requirements to provide essential health benefits and parity requirements. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children's Health Insurance Program ("SCHIP") plans. On February 2, 2010, the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Interim Final Rules interpreting the MHPAEA ("IFR"). The IFR applies to ERISA plans and insured business. A State Medicaid Director Letter was issued in January 2013 discussing applicability of parity to Medicaid managed care plans, SCHIP plans and Alternative Benefit (Benchmark) Plans. On November 13, 2013 the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Final Rules on the MHPAEA. The Health Insurance Exchange regulations provide that plans offered on the exchange must offer behavioral health benefits that are compliant with federal parity law. The IFR included some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations, and prohibiting separate but equal deductibles. The Final Rules affirmed the content of the IFR with a few changes and some additional clarifications on the regulator's intent. The Company believes it is in compliance with the requirements of the IFR and the Final Rules. The Company anticipates that a parity regulation relating to Managed Medicaid business will be released in 2016. The Company's risk contracts do allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

Health Care Reform

        The ACA is a broad and sweeping piece of legislation creating numerous changes in the healthcare regulatory environment. To date, numerous regulations implementing provisions of the ACA have been released in addition to many requests for information, frequently asked questions and other informational notices. Some of these regulations, most notably the Medical Loss Ratio regulations, the Internal Claims and Appeals and External Review Processes Regulations, and Health Insurance Exchanges have an impact on the Company and its business. Others, such as the regulation on dependent coverage to age 26 and coverage of preventative health services, could impact the nature of the members that we serve and the utilization rates. Medicaid expansion under the ACA has had some impact on the Company's Medicaid business. The Company has customers that are participating in the state and federal Health Insurance Exchanges. The Company has taken necessary steps to support our customers in their administration of these new plans.

        The ACA also contains provisions related to fees that impact the Company's direct public sector contracts and provisions regarding the non- deductibility of those fees. Our state public sector customers have made rate adjustments to cover the direct costs of these fees and a majority of the impact from non-deductibility of such fees for federal income tax purposes. There may be some impact due to taxes paid for non-renewing customers where the timing and amount of recoupment of these additional costs is uncertain. There can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company.

Federal and State Medicaid Laws and Regulations

        The Company directly contracts with various states to provide Medicaid services to states. In addition, the Company directly contracts with various states to provide Medicaid managed care services to state Medicaid beneficiaries. As such, it is subject to certain federal and state laws and regulations affecting Medicaid as well as state contractual requirements. In addition to state regulation, certain Medicaid contracts require the Company to maintain Medicare Advantage special needs plan status, which is regulated by CMS. The Company believes it is in compliance with these laws, regulations and contractual requirements.

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

        In connection with its specialty pharmacy business, the Company negotiates rebates with and provides services for drug manufacturers. The manufacturers are subject to Medicaid "best price" regulations requiring essentially that the manufacturer provide its deepest level of discounts to the Medicaid program. In some instances, the government has challenged a manufacturer's calculation of best price and we cannot be certain what effect, if any, the outcome of any such investigation or proceeding will have on our ability to negotiate favorable terms.

Medicare Laws and Regulations

        The Company is contracted with CMS as a Medicare Advantage Organization ("MAO") and Prescription Drug Plan ("PDP") to provide health services and prescription drug benefits to Medicare beneficiaries. The regulations and contractual requirements applicable to the Company and other participants in Medicare programs are complex and subject to change. CMS regularly audits its contractors' performance to determine compliance with contracts and CMS regulations, and to assess the quality of services provided to Medicare beneficiaries. The Company believes it substantially complies with all applicable federal laws, regulations and contractual requirements. However, CMS penalties for noncompliance include premium refunds, prohibiting a company from continuing to market and/or enroll members in the company's Medicare products, exclusion for participation in federally funded healthcare programs and other sanctions.

        The Company is also subcontractor to health plans that are MAOs and PDPs. In the Company's capacity as a subcontractor with these health plans, the Company administers benefits to Medicare beneficiaries and is indirectly subject to certain federal laws and regulations as well as contractual requirements pertaining to the operation of this business. If the CMS or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, CMS or the health plan customer may require the Company to cease these activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a health plan will not terminate the Company's business relationships insofar as they pertain to these services.

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

Other Federal and State Laws and Regulations

        Federal Laws and Regulations affecting Procurement.    The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company's failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company believes that it is in compliance with all applicable laws and regulations and that such compliance does not currently have a material adverse effect on its operations.

        The Company also provides services to various state Medicaid programs. Services procurement related to Medicaid programs is governed in part by federal regulations because the federal government provides a substantial amount of funding for the services. The Company's state customers risk loss of federal funding if the Company is not in compliance with federal regulations. The Company's non-compliance may also lead to unanticipated, negative financial consequences including corrective action plans or contract default risks. The Company believes it is in substantial compliance with various federal regulations and in compliance with contract provisions relating to the services provided by a commercial organization.

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

        FDA Regulation.    The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional activities that are performed "by or on behalf of" a drug manufacturer. The Company provides certain consulting and related services to drug manufacturers and there can be no assurance that the FDA will not attempt to assert jurisdiction over certain aspects of the Company's activities. The impact of future FDA regulation could materially adversely affect the Company's business, results of operations, financial condition or cash flows.

        State PBM Regulation.    States continue to introduce broad legislation to regulate PBM activities. This legislation encompasses some of the services offered by the pharmaceutical management business of the Company. Legislation in this area is varied and encompasses licensing, audit provisions, submission of claims data to state all payor claims databases, potential fiduciary duties, pass through of cost savings and disclosure obligations, including the disclosure of information regarding the company's maximum allowable cost pricing with pharmacies. In some circumstances, claims or inquiries against PBMs have been asserted under state consumer protection laws, which exist in most states. The Company has obtained licenses as necessary to support current business and future opportunities. The various state laws do not appear to be having a material adverse effect on the Company's pharmaceutical management business. However, the Company can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can the Company be certain that future regulations or interpretations of existing laws will not adversely affect its business.

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

        Additionally, most of the Company's pharmacy benefit management and dispensing contracts with its customers use "average wholesale price" ("AWP") as a benchmark for establishing pricing. At least one major third party publisher of AWP pricing data has ceased to publish such data in the past few years, and there can be no guarantee that AWP will continue to be an available pricing metric in the future. The discontinuance of AWP reporting by one data source has not had a material adverse effect on the Company's results of operations and the Company expects that were AWP data to no longer be available, other equitable pricing measures would be available to avoid a material adverse impact on the Company's business. Separately, CMS and several states have taken an interest in attempting to determine the "actual acquisition costs" of pharmacies. In 2012, CMS began conducting surveys and releasing preliminary data on pharmacy acquisition costs. At this time, the Company does not anticipate that actual acquisition cost surveys or pricing could materially adversely impact its operations, but it is too early to speculate what impact, if any, such a reimbursement shift might have in pharmacy reimbursement and/or costs in the future.

        Regulations Affecting the Company's Pharmacies.    The Company owns two pharmacies that provide services primarily to members of certain of the Company's health plan customers. The activities undertaken by the Company's pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the licensure and operation of mail order and nonresident pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. The Company's pharmacy facilities are located in Florida and New York and are duly licensed to conduct business in those states. Many states, however, require out-of-state mail order pharmacies to register with or be licensed by the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state, and some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. The Company holds mail order and nonresident pharmacy licenses where required. The Company also maintains Medicare and Medicaid provider licenses where required for the pharmacies to provide services to these plans.

        Regulation of Controlled Substances.    The Company's pharmacies must register with the United States Drug Enforcement Administration (the "DEA") and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires the Company to comply with the DEA's security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

Employees of the Registrant

        At December 31, 2015, the Company had approximately 6,900 full-time and part-time employees. The Company believes it has satisfactory relations with its employees.

History

        Magellan was incorporated in 1969 under the laws of the State of Delaware. The Company is engaged in the healthcare management business. Through 2005, the Company predominantly operated in the managed behavioral healthcare business. As a result of certain acquisitions and material growth since 2005, the Company expanded into integrated healthcare management, and is focused on managing the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits and other specialty areas of healthcare.

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

        Substantially all of the Company's net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company's most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company's ten largest customers accounted for approximately 63.1 percent, 52.2 percent and 50.0 percent of the Company's net revenue in the years ended December 31, 2013, 2014 and 2015, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company's net revenue and have a material adverse effect on the Company's liquidity, profitability and financial condition. See Note 2—"Summary of Significant Accounting Policies—Significant Customers" to the consolidated financial statements set forth elsewhere herein for a discussion of the Company's significant customers.

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

        A portion of the Company's Healthcare and Pharmacy Management segments' net revenues are derived from customers in the medical managed healthcare industry, including managed care companies, health insurers and other health plans. Some types of changes in this industry's business practices could negatively impact the Company. For example, if the Company's managed care customers seek to provide services directly to their subscribers, instead of contracting with the Company for such services, the Company could be adversely affected. In this regard, certain of the Company's major customers in the past have not renewed all or part of their contracts with the Company, and instead provided managed healthcare services directly to their subscribers. Other of the Company's customers that are managed care companies could also seek to provide services directly to their subscribers, rather than by contracting with the Company for such services. In addition, the Company has a significant number of contracts with Blue Cross Blue Shield plans and other regional health plans. Consolidation of the healthcare industry through acquisitions and mergers could potentially result in the loss of contracts for the Company. Any of these changes could reduce the Company's net revenue, and adversely affect the Company's profitability and financial condition.

Changes in the Contracting Model for Medicaid Contracts—Certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives could negatively impact the Company's resources, profitability and results of operations.

        A portion of the Company's Healthcare segment net revenue is derived from direct contracts that it has with state or county governments for the provision of services to Medicaid enrollees. Certain states have recently contracted with managed care companies to manage both the behavioral and physical medical care of their Medicaid enrollees. If other governmental entities change the method for contracting for Medicaid business to a fully integrated model, the Company will attempt to subcontract with the managed care organizations to provide behavioral healthcare management for such Medicaid business; however, there is no assurance that the Company would be able to secure such arrangements. Alternatively, the Company may choose to pursue licensure as a health plan to bid on this integrated business. Accordingly, if such a change in the contracting model were to occur, it is possible that the Company could lose current contracted revenues, as well as be unable to bid on potential new business opportunities, thus negatively impacting the Company's profitability and financial condition.

Risk-Based Products—Because the Company provides services at a fixed fee, if the Company is unable to maintain historical margins, or is unable to accurately predict and control healthcare costs, the Company's profitability could decline.

        The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as "risk-based contracts" or "risk-based products," which include EAP services. These arrangements provided 79.4 percent, 67.8 percent and 58.8 percent of the Company's net revenue in the years ended December 31, 2013, 2014 and 2015, respectively.

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

Expansion of Risk-Based Products—Because the Company intends to continue its expansion into clinically integrated management of special populations eligible for Medicaid and Medicare including individuals with SMI, and other unique high-cost populations, if the Company is unable to accurately underwrite the healthcare cost risk for this new business and control associated costs, the Company's profitability could decline.

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

  •
  retrospective membership adjustments;

  •
  the timing of implementation of new contracts, enrollment changes and contract terminations;

  •
  pricing adjustments upon contract renewals;

  •
  the timing of acquisitions;

  •
  changes in estimates regarding medical costs and IBNR claims;

  •
  the timing of recognition of pharmacy revenues, including rebates and Medicare Part D; and

  •
  changes in estimates of contingent consideration.

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

        A portion of the Company's net revenues are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company's ability to maintain or increase rates. The Company is unable to predict the impact on the Company's operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general. Future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company (See "Reliance on Customer Contracts"). In addition, the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company faces increased risks in this regard as state budgets have come under increasing pressure due to the recent economic downturn. Finally, some of the Company's contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation, to be negotiated by the parties in good faith. Government and other third-party payors generally seek to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

Restrictive Covenants in the Company's Debt Instruments—Restrictions imposed by the Company's debt agreements limit the Company's operating and financial flexibility. These restrictions may adversely affect the Company's ability to finance the Company's future operations or capital needs or engage in other business activities that may be in the Company's interest.

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provided for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period. The 2014 Credit Facility contains a number of covenants.

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

Medicare Part D—The Company's participation in Medicare Part D is subject to government regulation and failure to comply with regulatory requirements could adversely impact the Company's profitability.

        There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance these risks will not materially adversely impact the Company's results. Certain of the Company's subsidiaries have been approved by CMS to offer Medicare Part D prescription drug plans to individual beneficiaries and employer groups. Such subsidiaries are required to comply with Medicare Part D laws and regulations and, because CMS requires that Medicare Part D sponsors be licensed as risk-bearing entities, also with applicable state laws and regulations regarding the business of insurance. The Company also provides services in support of our clients' Medicare Part D plans and must be able to deliver such services in a manner that complies with applicable regulatory requirements. We have made substantial investments in both human resources and the technology required to administer Medicare Part D benefits. The adoption of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements associated with Medicare Part D may require us to incur significant costs or otherwise impact our ability to earn a profit on such business. In addition, the Company's receipt of federal funds made available through the Medicare Part D program is subject to compliance with the laws and regulations governing the federal government's payment for healthcare goods and services, including the federal anti-kickback law and false claims acts. If we fail to comply materially with applicable regulatory or contractual requirements, whether identified through CMS or other government audits, client audits, or otherwise, we may be subject to certain sanctions, penalties, or other remedies, including but not limited to suspension of marketing or enrollment activities, restrictions on expanding our service area, civil monetary penalties or other monetary amounts, termination of our contract(s) with CMS or Part D clients, and exclusion from federal healthcare programs.

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

Cyber-Security—The Company faces risks related to a breach or failure in our operational security systems or infrastructure, or those of third parties with which we do business.

        Our business requires us to securely store, process and transmit confidential, proprietary and other information in our operations. Security breaches may arise from computer hackers penetrating our systems to obtain personal information for financial gain, attempting to cause harm to our operations, or intending to obtain competitive information. Our systems are also subject to the attack of viruses, worms, and other malicious software programs. We maintain a comprehensive system of preventive and detective controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks. A breach or failure in our operational security systems may adversely impact the Company's financial condition and results of operations.

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

        The Company's total assets at December 31, 2015 reflect goodwill of approximately $621.4 million, representing approximately 30.0 percent of total assets. The Company completed its annual impairment analysis of goodwill as of October 1, 2015, noting that no impairment was identified.

        At December 31, 2015, identifiable intangible assets (customer lists, contracts and provider networks) totaled approximately $133.4 million. Intangible assets are amortized over their estimated useful lives, which range from approximately one to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company's business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

        The Company's operating activities entail significant risks of liability. In recent years, participants in the healthcare industry generally, as well as the managed healthcare industry, have become subject to an increasing number of lawsuits. From time to time, the Company is subject to various actions and claims of professional liability alleging negligence in performing utilization review and other managed healthcare activities, as well as for the acts or omissions of the Company's employees, including employed physicians and other clinicians, network providers, pharmacists, or others. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company, the Company's employees or the Company's network providers. The Company is also subject to actions and claims for the costs of services for which payment was denied. Many of these actions and claims seek substantial damages and require the Company to incur significant fees and costs related to the Company's defense and consume significant management time and resources. While the Company maintains professional liability insurance, there can be no assurance that future actions or claims for professional liability (including any judgments, settlements or costs associated therewith) will not have a material adverse effect on the Company's profitability and financial condition.

Professional Liability and Other Insurance—Claims brought against the Company that exceed the scope of the Company's liability coverage or denial of coverage could materially and adversely affect the Company's profitability and financial condition.

        The Company maintains a program of insurance coverage against a broad range of risks in the Company's business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company's potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2015, the Company had approximately $79.3 million of such bonds outstanding. The Company's insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company's insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company's customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company's programs, such indemnification may not be covered under the Company's insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company's alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company's insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company's profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

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

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value. The Company's available-for-sale investment securities were $326.2 million and represented 15.8 percent of the Company's total assets at December 31, 2015.

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

        The state of the economy has negatively affected state budgets and could adversely affect the Company's reimbursement from state Medicaid programs in its Public Sector segment. The state of the economy and adverse economic conditions could also adversely affect the Company's customers in the Healthcare and Pharmacy Management segments resulting in increased pressures on the Company's operating margins. In addition, the economic conditions may result in decreased membership in the Healthcare and Pharmacy Management segments, thereby adversely affecting the revenues to the Company from such customers as well as the Company's operating profitability.

        Adverse economic conditions in the debt markets may affect the Company's ability to refinance the Company's existing 2014 Credit Facility upon its maturity on July 23, 2019 on acceptable terms, or at all.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company currently leases approximately one million square feet of office space comprising 49 offices in 27 states and the District of Columbia with terms expiring between May 31, 2016 and January 31, 2025. The Company's principal executive offices are located in Scottsdale, Arizona, which lease expires in October 2019. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since January 6, 2004, shares of the Company's Ordinary Common Stock, $0.01 par value per share ("common stock") have traded on the NASDAQ Stock Market under the symbol "MGLN." For further information regarding the Company's common stock, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. The following tables set forth the high and low closing bid prices of the Company's common stock as reported by the NASDAQ Stock Market for the years ended December 31, 2014 and 2015, as follows:

	Common Stock Sales Prices
	High	Low
2014
First Quarter	61.14	58.22
Second Quarter	63.06	54.77
Third Quarter	63.62	54.29
Fourth Quarter	62.38	52.78
2015
First Quarter	70.82	57.99
Second Quarter	72.12	60.22
Third Quarter	70.22	53.72
Fourth Quarter	63.06	46.17

        As of December 31, 2015, there were approximately 270 stockholders of record of the Company's common stock. The stockholders of record data for common stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

  Comparison of Cumulative Total Returns

        The following graph compares the change in the cumulative total return on the Company's common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor's ("S&P") 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P 500 Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31, 2010, and comparing relative values on December 31, 2011, 2012, 2013, 2014 and 2015. The Company did not pay any dividends during the period reflected in the graph. The common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Total Return

Comparison of Cumulative Five Year Total Return

	December 31,
	2010	2011	2012	2013	2014	2015
Magellan Health, Inc.	$100.00	$104.63	$103.64	$126.71	$126.97	$130.41
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P 500 Managed Health Care Index(1)	100.00	134.40	142.41	210.57	281.34	342.88

(1)
The S&P 500 Managed Health Care Index consists of Aetna, Inc., Cigna Corporation, Humana, Inc., UnitedHealth Group, Inc. and Anthem, Inc.

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

        On October 26, 2015 the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. Pursuant to this program, the Company made purchases during the three months ended December 31, 2015 as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans(1)(2)
October 1 - 31, 2015	616,075	$50.64	616,075	$200.0
November 1 - 30, 2015	345,044	53.46	345,044	181.6
December 1 - 31, 2015	—	—	—	181.6

	961,119		961,119

(1)
Excludes broker commissions.

(2)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

        The Company made no share repurchases from January 1, 2016 through February 24, 2016.

Dividends

        The Company did not declare any dividends during either of the years ended December 31, 2014 or 2015 and does not expect to pay a dividend in 2016. The Company is prohibited from paying dividends on its common stock under the terms of the 2014 Credit Facility, except in limited circumstances. The declaration and payment of any dividends in the future by the Company will be subject to the sole discretion of the Company's board of directors and will depend upon many factors, including the Company's financial condition, earnings, covenants associated with the Company's 2014 Credit Facility and any similar future agreement, legal requirements, regulatory constraints and other factors deemed relevant by the Company's board of directors. Moreover, should the Company pay any dividends in the future, there can be no assurance that the Company will continue to pay such dividends.

Item 6.    Selected Financial Data

        The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2011, 2012, 2013, 2014 and 2015.

        Selected consolidated financial information for the years ended December 31, 2013, 2014 and 2015 and as of December 31, 2014 and 2015 presented below, have been derived from, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2011 and 2012 has been derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with the Company's financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

 MAGELLAN HEALTH, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2012	2013	2014	2015
Statement of Operations Data:
Net revenue	$2,799,400	$3,207,397	$3,546,317	$3,760,118	$4,597,400
Cost of care	1,784,724	2,071,890	2,232,976	2,088,595	2,274,755
Cost of goods sold	232,038	328,414	455,601	732,949	1,321,877
Direct service costs and other operating expenses(1)(2)	529,634	557,512	619,546	723,498	822,392
Depreciation and amortization	58,623	60,488	71,994	91,070	102,844
Interest expense	2,502	2,247	3,000	7,387	6,581
Interest and other income	(2,781)	(2,019)	(1,985)	(1,301)	(2,165)

Income before income taxes	194,660	188,865	165,185	117,920	72,116
Provision for income taxes	65,037	37,838	39,924	43,689	42,409

Net income	129,623	151,027	125,261	74,231	28,707
Less: net income (loss) attributable to non-controlling interest	—	—	—	(5,173)	(2,706)

Net income attributable to Magellan Health, Inc.	$129,623	$151,027	$125,261	$79,404	$31,413

Net income per common share attributable to Magellan Health, Inc.:
Basic	$4.25	$5.51	$4.63	$2.98	$1.26
Diluted	$4.17	$5.42	$4.53	$2.90	$1.21

	December 31,
	2011	2012	2013	2014	2015
Balance Sheet Data:
Current assets	$732,709	$871,418	$989,358	$1,140,323	$1,097,682
Current liabilities	369,550	393,202	476,267	585,840	724,235
Property and equipment, net	118,022	136,548	172,333	171,916	174,745
Total assets	1,341,167	1,512,133	1,759,218	2,068,943	2,069,060
Total debt and capital lease obligations	—	—	26,725	269,841	257,309
Stockholders' equity	845,274	1,017,333	1,156,485	1,133,558	1,066,183

(1)
Includes stock compensation expense of $17.4 million, $17.8 million, $21.3 million, $40.6 million and $50.4 million in 2011, 2012, 2013, 2014 and 2015, respectively.

(2)
Includes changes in fair value of contingent consideration of $6.2 million and $44.3 million in 2014 and 2015, respectively.

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

Business Overview

        The Company is engaged in the healthcare management business, and is focused on meeting needs in areas of healthcare that are fast growing, highly complex and high cost, with an emphasis on special population management. The Company provides services to health plans and other MCOs, employers, labor unions, various military and governmental agencies, TPAs, consultants and brokers. The Company's business is divided into three segments, based on the services it provides and/or the customers that it serves. See Item 1—"Business" for more information on the Company's business segments.

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.7 billion, $2.6 billion and $2.7 billion for the years ended December 31, 2013, 2014 and 2015, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues for the years ended December 31, 2013, 2014 and 2015 approximated $34.8 million, $43.6 million and $88.7 million, respectively.

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

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $106.7 million, $575.7 million and $1.2 billion for the years ended December 31, 2013, 2014 and 2015, respectively.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete, the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans approximated $376.6 million, $216.0 million and $211.6 million for the years ended December 31, 2013, 2014 and 2015, respectively.

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	2013	2014	2015
Claims payable and IBNR, beginning of period	$222,929	$242,229	$278,803
Cost of care:
Current year	2,264,276	2,097,395	2,297,255
Prior years(3)	(31,300)	(8,800)	(22,500)

Total cost of care	2,232,976	2,088,595	2,274,755

Claim payments and transfers to other medical liabilities(1):
Current year	2,053,274	1,845,325	2,077,729
Prior years	160,402	206,696	222,530

Total claim payments and transfers to other medical liabilities	2,213,676	2,052,021	2,300,259

Claims payable and IBNR, end of period	242,229	278,803	253,299
Withhold receivables, end of period(2)	(13,888)	(321)	(2,850)

Medical claims payable, end of period	$228,341	$278,482	$250,449

(1)
For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company's results of operations for such periods.

(2)
Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.

(3)
Favorable development in 2013, 2014 and 2015 was $31.3 million, $8.8 million and $22.5 million, respectively.

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

Favorable prior year care development for 2015 was related to faster claims completion than originally assumed, primarily due to new contracts.

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

        Care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company's December 31, 2015 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
–3%	$(10,000)	–3%	$(55,500)
–2%	(6,500)	–2%	(36,500)
–1%	(3,500)	–1%	(18,000)
1%	3,500	1%	18,000
2%	6,500	2%	36,500
3%	10,000	3%	55,500

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

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2015; however, actual claims payments may differ from established estimates.

        Other medical liabilities consist primarily of amounts payable to pharmacies for claims that have been adjudicated by the Company but not yet paid. Other medical liabilities also include "reinvestment" payables under certain managed healthcare contracts with Medicaid customers and "profit share" payables under certain risk-based contracts. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to "reinvest" such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs. Under a contract with profit share provisions, if the cost of care is below certain specified levels, the Company will "share" the cost savings with the customer at the percentages set forth in the contract. In addition, certain contracts include provisions to provide the Company additional funding if the cost of care is above the specified levels.

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

        Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company's reporting units with goodwill as of December 31, 2015 comprised of Commercial, Government and Pharmacy Management. Prior to July 1, 2015, the Company's reporting units included Health Plan, Specialty Solutions and Magellan Complete Care. Effective July 1, 2015, the goodwill associated with Health Plan and Specialty Solutions was combined and is now reported as Commercial and Magellan Complete Care is now reported as Government. The change in reporting units was attributable to the Company's segment reorganization and the fact that discrete financial information is now being reviewed at these levels.

        The fair value of the Commercial (a component of the Healthcare segment), Government (a component of the Healthcare segment) and Pharmacy Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        In connection with the annual impairment testing process, the Company performed a sensitivity analysis for goodwill impairment with respect to each of its reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. Therefore, the second step was not necessary.

        Goodwill for each of the Company's reporting units with goodwill at December 31, 2014 and 2015 were as follows (in thousands):

	2014	2015
Commercial	$233,591	$242,255
Government	20,879	18,363
Pharmacy Management	311,636	360,772

Total	$566,106	$621,390

        The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2015 are reflected in the table below (in thousands):

	2014	2015
Balance as of beginning of period	$488,206	$566,106
Acquisition of CDMI	69,092	—
Acquisition of 4D	—	49,136
Other acquisitions and measurement period adjustments	8,808	6,148

Balance as of end of period	$566,106	$621,390

Stock Compensation

        At December 31, 2014 and 2015, the Company had equity-based employee incentive plans, which are described more fully in Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. In addition, the Company issued restricted stock awards associated with the Partners Rx Management, LLC ("Partners Rx") and CDMI, LLC ("CDMI") acquisitions, which are described more fully in Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein. The Company recorded stock compensation expense of $21.3 million, $40.6 million and $50.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period.

        The Company estimates the fair value of substantially all stock options using the Black-Scholes-Merton option pricing model that employs certain factors including expected volatility of stock price, expected life of the option, risk-free interest rate and expected dividend yield. For the years ended December 31, 2013, 2014 and 2015, such volatility was based on the historical volatility of the Company's stock price. The expected term of the option is based on historical employee stock option exercise behavior and the vesting terms of the respective option. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant.

        The Company recognizes compensation expense for only the portion of options, restricted stock or restricted stock units that are ultimately expected to vest. Therefore, estimated forfeiture rates are derived from historical employee termination behavior. The Company's estimated forfeiture rates, for its various awards, for the years ended December 31, 2013, 2014 and 2015 ranged between zero and four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

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

        The tax benefit from an uncertain tax position is recognized when it is more likely than not that, based on the technical merits, the position will be sustained by the taxing authorities upon examination, including resolution of related appeals or litigation processes. Significant judgment is required in determining the Company's uncertain tax positions. Accruals for uncertain tax positions are established using the Company's best judgment and adjusts these accruals, as warranted, due to changing facts and circumstances. The ultimate resolution of a disputed tax position following an examination by a taxing authority could result in a payment that is materially different from that accrued by the Company.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2013
Managed care and other revenue	$2,900,592	$228,705	$(66,248)	$3,063,049
PBM and dispensing revenue	—	483,268	—	483,268
Cost of care	(2,239,997)	(59,227)	66,248	(2,232,976)
Cost of goods sold	—	(455,601)	—	(455,601)
Direct service costs and other	(352,644)	(128,427)	(138,475)	(619,546)
Stock compensation expense(1)	3,171	1,172	16,909	21,252

Segment profit (loss)	$311,122	$69,890	$(121,566)	$259,446

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2014
Managed care and other revenue	$2,780,905	$205,524	$(18,055)	$2,968,374
PBM and dispensing revenue	—	844,512	(52,768)	791,744
Cost of care	(2,090,352)	(16,298)	18,055	(2,088,595)
Cost of goods sold	—	(784,758)	51,809	(732,949)
Direct service costs and other	(420,092)	(182,833)	(120,573)	(723,498)
Stock compensation expense(1)	2,899	28,829	8,856	40,584
Changes in fair value of contingent consideration(1)	38	6,134	—	6,172
Less: non-controlling interest segment profit (loss)(2)	(5,087)	—	—	(5,087)

Segment profit (loss)	$278,485	$101,110	$(112,676)	$266,919

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2015
Managed care and other revenue	$2,959,252	$238,456	$(63)	$3,197,645
PBM and dispensing revenue	—	1,510,180	(110,425)	1,399,755
Cost of care	(2,274,755)	—	—	(2,274,755)
Cost of goods sold	—	(1,427,680)	105,803	(1,321,877)
Direct service costs and other	(438,019)	(265,661)	(118,712)	(822,392)
Stock compensation expense(1)	2,556	34,864	12,964	50,384
Changes in fair value of contingent consideration(1)	(1,404)	45,661	—	44,257
Less: non-controlling interest segment profit (loss)(2)	(2,439)	—	(195)	(2,634)

Segment profit (loss)	$250,069	$135,820	$(110,238)	$275,651

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

        The following table reconciles Segment Profit to consolidated income before income taxes for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	2013	2014	2015
Segment Profit	$259,446	$266,919	$275,651
Stock compensation expense	(21,252)	(40,584)	(50,384)
Changes in fair value of contingent consideration	—	(6,172)	(44,257)
Non-controlling interest segment profit (loss)	—	(5,087)	(2,634)
Depreciation and amortization	(71,994)	(91,070)	(102,844)
Interest expense	(3,000)	(7,387)	(6,581)
Interest and other income	1,985	1,301	2,165

Income before income taxes	$165,185	$117,920	$71,116

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

        The following table reconciles Adjusted Net Income to net income attributable to Magellan Health, Inc. for the years ended December 31, 2013, 2014, and 2015 (in thousands):

	2013	2014	2015
Adjusted Net Income	$126,683	$110,555	$91,775
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	(831)	(27,594)	(32,235)
Changes in fair value of contingent consideration	—	(9,304)	(44,257)
Amortization of acquired intangibles	(1,453)	(13,696)	(21,371)
Tax impact	862	19,443	37,501

Net income attributable to Magellan Health, Inc.	$125,261	$79,404	$31,413

        The following table reconciles Adjusted EPS to net income per common share attributable to Magellan Health, Inc.—diluted for the years ended December 31, 2013, 2014, and 2015:

	2013	2014	2015
Adjusted EPS	$4.58	$4.04	$3.55
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	(0.03)	(1.01)	(1.25)
Changes in fair value of contingent consideration	—	(0.34)	(1.71)
Amortization of acquired intangibles	(0.05)	(0.50)	(0.83)
Tax impact	0.03	0.71	1.45

Net income per common share attributable to Magellan Health, Inc.—Diluted	$4.53	$2.90	$1.21

Year ended December 31, 2015 ("2015") compared to the year ended December 31, 2014 ("2014")

Healthcare

Net Revenue

        Net revenue related to Healthcare increased by 6.4 percent or $178.3 million from 2014 to 2015. The increase in revenue is mainly due to increased membership from existing customers of $391.3 million, contracts implemented after (or during) 2014 of $157.0 million, favorable rate changes of $34.2 million, increase in net revenue recorded in relation to the Patient Protection and Affordable Care Act health insurer fee ("HIF fee") of $8.9 million, revenue for HSM acquired on January 31, 2015 of $10.0 million, increase in performance based revenue of $7.1 million, risk share revenue of $4.0 million and other net favorable increases of $3.1 million. These increases were partially offset by terminated contracts of $389.1 million, program changes of $43.2 million, customer settlements in 2014 of $3.8 million and retroactive rate and membership adjustments recorded in 2014 of $1.2 million.

Cost of Care

        Cost of care increased by 8.8 percent or $184.4 million from 2014 to 2015. The increase in cost of care is primarily due to increased membership from existing customers of $365.4 million, new contracts implemented after (or during) 2014 of $120.2 million, higher care associated with favorable rate changes of $16.6 million, favorable prior period medical claims development recorded in 2014 of $8.8 million, customer settlements recorded in 2014 of $7.7 million, HSM acquired on January 31, 2015 of $4.4 million, care offset associated with risk share revenue of $2.8 million and unfavorable care trends and other net variances of $44.3 million. These increases were partially offset by terminated contracts of $307.5 million, program change of $35.1 million, favorable prior period medical claims development recorded in 2015 of $22.5 million and favorable 2014 medical claims development recorded after 2014 of $20.7 million. For our commercial contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 76.4 percent in 2014 to 82.1 percent in 2015, mainly due to unfavorable care trends and business mix. For our government contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 87.7 percent in 2014 to 88.1 percent in 2015, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 4.3 percent or $17.9 million from 2014 to 2015 primarily due to cost to support new business and development for the Magellan Complete Care product, partially offset by terminated contracts. Direct service costs decreased as a percentage of revenue from 15.1 percent in 2014 to 14.8 percent in 2015, mainly due to membership growth and new business.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management increased by 16.0 percent or $32.9 million from 2014 to 2015. This increase is primarily due to increased rebate revenue of $33.3 million, revenue of $12.1 million for CDMI which was acquired on April 30, 2014 and new contracts implemented after (or during) 2014 of $7.5 million. These increases were partially offset by terminated contracts of $18.1 million and other net decreases of $1.9 million.

PBM and Dispensing Revenue

        PBM and dispensing revenue related to Pharmacy Management increased by 78.8 percent or $665.7 million from 2014 to 2015. This increase is primarily due to revenue for 4D acquired on April 1, 2015 of $368.0 million, new contracts implemented after (or during) 2014 of $136.2 million, an increase in pharmacy employer revenue of $114.3 million, an increase in pharmacy MCO revenue of $83.0 million and net increased dispensing activity from existing customers of $10.6 million. These increases were partially offset by terminated contracts of $43.6 million and other net unfavorable variances of $2.8 million.

Cost of Care

        Cost of care decreased by $16.3 million from 2014 to 2015 due to a terminated contract.

Cost of Goods Sold

        Cost of goods sold increased by 81.9 percent or $642.9 million from 2014 to 2015. This increase is primarily due to 4D acquired on April 1, 2015 of $356.0 million, new contracts implemented after (or during) 2014 of $132.4 million, an increase in pharmacy employer of $103.2 million, pharmacy MCO of $82.6 million and net increased dispensing activity from existing customers of $11.9 million. These increases were partially offset by terminated contracts of $42.1 million and other net favorable variances of $1.1 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold increased from 92.9 percent in 2014 to 94.5 percent in 2015, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 45.3 percent or $82.8 million from 2014 to 2015. This increase mainly relates to changes in the fair value of contingent consideration related to the CDMI and 4D acquisitions of $39.5 million, in addition to additional cost from the acquisition of 4D and implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 17.4 percent in 2014 to 15.2 percent in 2015, mainly due to the increase in revenue from business growth and acquisition activity, partially offset by the fair value of contingent consideration.

Corporate and Elimination

        Net expenses related to Corporate, which includes eliminations, increased by 1.5 percent or $1.9 million, primarily due to an increase in stock compensation expense, partially offset by lower discretionary benefit costs. As a percentage of revenue, corporate and elimination decreased from 3.2 percent in 2014 to 2.7 percent in 2015, mainly due to the increase in revenue due to acquisitions and new business.

Depreciation and Amortization

        Depreciation and amortization expense increased by 12.9 percent or $11.8 million from 2014 to 2015, primarily due to asset additions after 2014 and acquisition activity.

Interest Expense

        Interest expense decreased by $0.8 million from 2014 to 2015, mainly due to contingent consideration expense for CDMI recorded in 2014, partially offset by borrowings under the 2014 Credit Facility in September 2014.

Interest Income

        Interest income increased by $0.9 million from 2014 to 2015, primarily due to higher yields and an increase in invested balances.

Income Taxes

        The Company's effective income tax rate was 37.0 percent in 2014 and 59.6 percent in 2015. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for 2014 was lower than 2015 mainly due to lower reversals of tax contingencies in 2015 from the closure of statutes of limitations and a more significant impact in 2015 from the non-deductible HIF fees due to lower overall income.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2011 expired during 2015. As a result, $3.1 million of unrecognized tax benefits recorded as of December 31, 2014 were reversed in the current year, of which $2.0 million was reflected as a reduction to income tax expense, $1.0 million as a decrease to deferred tax assets, and the remainder as an increase to additional paid-in capital. Additionally, $0.4 million of accrued interest and $0.7 million of unrecognized state tax benefits were reversed in 2015 and reflected as reductions to income tax expense due to the closing of statutes of limitations on tax assessments and the favorable settlement of state income tax examinations.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2010 expired during 2014. As a result, $19.5 million of unrecognized tax benefits recorded as of December 31, 2013 were reversed in 2014, of which $16.0 million was reflected as a reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest was reversed in 2014 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

2014 compared to the year ended December 31, 2013 ("2013")

Healthcare

Net Revenue

        Net revenue related to Healthcare decreased by 4.1 percent or $119.7 million from 2013 to 2014. The decrease in revenue is mainly due to terminated contracts of $835.8 million, program changes of $16.5 million, customer settlements in 2013 of $5.6 million and retroactive rate and membership adjustments recorded in 2013 of $2.9 million. These decreases were partially offset by revenue related to new contracts implemented after (or during) 2013 of $384.3 million, increased membership from existing customers of $220.4 million, cost-plus contracts with higher care in 2014 of $37.7 million, revenue recorded for HIF fees of $36.5 million, favorable rate changes of $36.4 million, performance based revenue of $8.0 million, customer settlements in 2014 of $3.9 million, the revenue impact of favorable medical claims development for 2012 recorded in 2013 of $2.0 million, retroactive rate and membership adjustments recorded in 2014 of $1.2 million and other net favorable increases of $10.7 million.

Cost of Care

        Cost of care decreased by 6.7 percent or $149.6 million from 2013 to 2014. The decrease in cost of care is primarily due to terminated contracts of $716.6 million, program changes of $12.4 million, favorable prior period medical claims development recorded in 2014 of $8.8 million and customer settlements recorded in 2014 of $7.7 million. These decreases were partially offset by new contracts of $297.3 million, increased membership from existing customers of $204.2 million, care trends and other net variances of $40.0 million, favorable prior period medical claims development recorded in 2013 of $31.3 million and care associated with rate changes for contracts with minimum care requirements of $23.1 million. For our commercial contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 77.1 percent in 2013 to 76.4 percent in 2014, mainly due to favorable rate changes and business mix. For our government contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 88.3 percent in 2013 to 87.7 percent in 2014, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 19.1 percent or $67.5 million from 2013 to 2014 primarily due to expense incurred for HIF fees of $21.4 million and costs to support new business and development for the Magellan Complete Care product, which increases were partially offset by severance and restructuring costs of terminated contracts recorded in 2013 of $11.5 million. Direct service costs increased as a percentage of net revenue from 12.2 percent in 2013 to 15.1 percent in 2014, mainly due cost to support new business, the development cost for the MCC product and business mix.

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

Income Taxes

        The Company's effective income tax rate was 24.2 percent in 2013 and 37.0 percent in 2014. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The effective income tax rate for 2013 was lower than 2014 mainly due to the non-deductible HIF fees in 2014, lower reversals of tax contingencies in 2014 from the closure of statutes of limitations, and increased valuation allowances in 2014 for certain deferred tax assets.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2010 expired during 2014. As a result, $19.5 million of unrecognized tax benefits recorded as of December 31, 2013 were reversed in 2014, of which $16.0 million was reflected as a reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest was reversed in 2014 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

Outlook—Results of Operations

        The Company's Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 2—"Forward-Looking Statements" as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company's risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general); (vi) the timing of acquisitions; (vii) changes in estimates regarding medical costs and IBNR; (viii) the timing of recognition of pharmacy revenues, including rebates and Medicare Part D; and (ix) changes in the estimates of contingent consideration.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of December 31, 2015, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2015 compared to 2014

        Operating Activities.    The Company reported net cash provided by operating activities of $211.0 million and $239.2 million for 2014 and 2015, respectively. The $28.2 million increase in operating cash flows from 2014 to 2015 is attributable to a net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change and an increase in Segment Profit, partially offset by net unfavorable working capital changes and an increase in tax payments between years.

        Restricted cash of $26.0 million and $105.3 million in 2014 and 2015, respectively, were shifted to restricted investments that increased operating cash flows. The net impact of the shift in restricted funds between periods is an increase in operating cash flows of $79.3 million. Segment Profit for 2015 increased $8.7 million from 2014.

        The net unfavorable impact of working capital changes between years totaled $53.6 million. For 2014, operating cash flows were impacted by net unfavorable working capital and other changes of $24.2 million, largely attributable to the net impact of HIF fee activity and the run-out of medical claims payable associated with terminated Commercial contracts, partially offset by a net decrease in restricted cash requirements associated with the Company's regulated entities. For 2015, operating cash flows were impacted by net unfavorable working capital changes of $77.8 million, which were largely attributable to an increase in accounts receivable partially offset by HIF fee activity. Tax payments for 2015 totaled $63.9 million, which represents an increase of $6.2 million from 2014.

        During 2015, the Company's restricted cash decreased $81.7 million. The change in restricted cash is attributable to the net shift of restricted cash of $105.3 million to restricted investments, net increase in restricted cash of $22.1 million associated with the Company's regulated entities, and other net increases of $1.5 million. The net change in restricted cash for the Company's regulated entities is attributable to a net increase in restricted cash requirements of $5.3 million that resulted in an operating cash flow use and a net increase in restricted cash of $16.8 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities and accrued taxes, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $62.3 million and $71.6 million during 2014 and 2015, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for 2014 were $16.9 million and $45.4 million, respectively, as compared to additions for 2015 related to hard assets and capitalized software of $27.3 million and $44.3 million, respectively.

        The Company used net cash of $64.5 million and $65.8 million during 2014 and 2015 for the net purchase of "available for sale" securities. In 2014, the Company used net cash of $121.1 million and $7.9 million for the acquisitions of CDMI and Cobalt Therapeutics, LLC ("Cobalt"), respectively, with the Company using net cash of $42.2 million and $13.6 million for the acquisitions of 4D and HSM, respectively, in 2015. In addition, the Company received cash of $0.7 million in 2014 related to the settlement of working capital associated with the Partners Rx acquisition.

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

        During 2015, the Company paid $206.0 million for the repurchase of treasury stock under the Company's share repurchase program, $12.5 million on debt obligations, and $4.5 million on capital lease obligations. The Company made contingent consideration payments totaling $29.3 million of which $20.8 million was related to financing activities. In addition, the Company received $53.5 million from the exercise of stock options and had other net favorable items of $4.4 million.

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

        Segment Profit for 2014 increased $7.5 million from 2013. Tax payments for 2014 totaled $57.7 million, which represents a decrease of $7.8 million from 2013. The net favorable impact of working capital changes between periods totaled $15.7 million. Operating cash flows for 2013 were impacted by net unfavorable working capital and other changes totaling $39.9 million, which were largely attributable to a net increase in restricted cash requirements associated with the Company's regulated entities. For 2014, operating cash flows were impacted by net unfavorable working capital and other changes of $24.2 million, largely attributable to the net impact of HIF fee activity and the run-out of medical claims payable associated with terminated Commercial contracts, partially offset by a net decrease in restricted cash requirements associated with the Company's regulated entities. In 2013, the Company was required to restrict additional funds of $45.9 million, as compared to the release of restricted funds of $22.1 million in 2014. Revenues of $36.5 million associated with the reimbursement of the economic impact of the HIF fee from its customers were recorded in 2014, with the majority of these revenues uncollected as of year-end.

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

        Investing Activities.    The Company utilized $64.5 million and $62.3 million during 2013 and 2014, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture and leaseholds) and capitalized software for 2013 were $24.4 million and $40.1 million, respectively, as compared to additions for 2014 related to hard assets and capitalized software of $16.9 million and $45.4 million, respectively. During 2013, the Company had non-cash capital lease additions of $26.9 million and $2.8 million associated with properties and software, respectively, as compared to non-cash capital lease additions for 2014 related to properties and software of $0.1 million and $2.7 million, respectively.

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

Outlook—Liquidity and Capital Resources

Liquidity

        During 2016, the Company expects to fund its estimated capital expenditures of $63.0 to $73.0 million and contingent consideration of $91.1 million with cash from operations. The Company may draw on the 2014 Credit Facility to fund a portion of cash required for its acquisition activities, or to the extent that the anticipated timing of receivables, payables or share repurchases changes during the year. The Company also currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

Contractual Obligations and Commitments

        The following table sets forth the future financial commitments of the Company as of December 31, 2015 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$234,375	$15,625	$50,000	$168,750	$—
Operating leases(1)	90,733	18,385	30,987	20,892	20,469
Letters of credit(2)	33,366	—	—	—	—
Capital lease obligations(3)	29,971	303	8,355	6,399	14,914
Purchase commitments(4)	3,112	3,112	—	—	—
Income tax contingencies(5)	12,413	138	—	—	—
Contingent consideration(6)	91,080	91,080	—	—	—

	$495,050	$128,643	$89,342	$196,041	$35,383

(1)
Operating lease obligations include estimated future lease payments for both open and closed offices.

(2)
These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

(3)
Capital lease obligations include imputed interest of $5.6 million and are net of leasehold improvement allowances.

(4)
Purchase commitments include open purchase orders as of December 31, 2015 relating to ongoing capital expenditure and operational activities.

(5)
Other than the estimated amount to be paid during 2016, the Company is unable to make a reasonably reliable estimate of the period of the cash settlement (if any) with the respective taxing authorities for these contingencies. However, settlement of such amounts could require the utilization of working capital. See further discussion in Note 7—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

(6)
As of December 31, 2015, in addition to the $91.1 million of undiscounted contingent consideration disclosed in the table above, the Company has an additional $1.7 million of undiscounted contingent consideration that has been excluded as uncertainty still exists about their amounts. For additional detail see Note 2—"Summary of Significant Accounting Policies—Fair Value Measurements" to the consolidated financial statements set forth elsewhere herein.

        The Company also has a variety of other contractual agreements related to acquiring materials and services used in the Company's operations. However, the Company does not believe these other agreements contain material noncancelable commitments.

Stock Repurchases

        The Company's board of directors has previously authorized a series of stock repurchase plans. Stock repurchases for each such plan could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. Each stock repurchase program could be limited or terminated at any time without prior notice. See Note 6—"Stockholders' Equity" to the consolidated financial statements for more information on the Company's share repurchase program.

Off-Balance Sheet Arrangements

        As of December 31, 2015, the Company has no material off-balance sheet arrangements.

2014 Credit Facility

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provided for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). At such point, the previous credit facility was terminated. On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period. For more information on the Company's credit facility see Note 5—"Long-Term Debt and Capital Lease Obligations" to the consolidated financial statements set forth elsewhere herein.

Restrictive Covenants in Debt Agreements

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

        The 2014 Credit Facility also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2014 Credit Facility, pursuant to its terms, would result in an event of default under the 2014 Credit Facility. As of December 31, 2015, the Company was in compliance with all covenants, including financial covenants, under the 2014 Credit Facility.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Changes in interest rates affect interest income earned on the Company's cash equivalents and restricted cash and investments, as well as interest expense on variable interest rate borrowings under the 2014 Credit Facility. Based on the Company's investment balances, and the borrowing levels under the 2014 Credit Facility as of December 31, 2015, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

(the "Exchange Act")), as of December 31, 2015. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        In the fourth quarter ended December 31, 2015, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework (2013)."

        Management's assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over reporting of 4D, which was acquired on April 1, 2015. These operations represent 4.7 percent and 5.5 percent of total and net assets of the Company as of December 31, 2015, and 8.0 percent and 2.5 percent of revenues and Segment Profit, respectively, of the Company for the year then ended.

        Based on this assessment, which excluded an assessment of internal control of the acquired operations of 4D, management has concluded that, as of December 31, 2015, internal control over financial reporting is effective based on these criteria.

        The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report dated February 29, 2016 appears on page 59 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health, Inc.

        We have audited Magellan Health, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Magellan Health, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 4D Pharmacy Management Systems, Inc., which is included in the 2015 consolidated financial statements of Magellan Health, Inc. and subsidiaries and constituted 4.7% of total assets and 5.5% of net assets as of December 31, 2015 as well as 8.0% of revenues and 2.5% of segment profit for the year then ended. Our audit of internal control over financial reporting of Magellan Health, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of 4D Pharmacy Management Systems, Inc.

        In our opinion, Magellan Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 29, 2016

Item 9B.    Other Information

        Michael Ressner, a director whose current three year term expires at the 2016 annual meeting of shareholders of the Company, will not be running for re-election at the 2016 annual meeting of shareholders. Mr. Ressner has served on the board since 2004. Also on February 25, 2016, the board approved a reduction in the size of the board from nine to eight members and thus does not currently plan to fill the position vacated by Mr. Ressner's departure.

        On February 2, 2016, the board also approved the cash out of certain stock options to purchase 5,856 shares each at an exercise price of $40.21 previously issued in May 2006 to William McBride, Michael Diament and Michael Ressner, due to the upcoming expiration of the ten year term of such stock options on May 15, 2016. The cash amount to be paid to each such director will be equal to the difference between the exercise price of $40.21 and the closing price of a share of the Company's common stock on NASDAQ on May 15, 2016 multiplied by 5,856.

PART III

        The information required by Items 10 through 14 is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2015, except for the following information required by Item 12 of this Part III.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2015 with respect to the Company's compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)
Equity compensation plans approved by security holders	2,939,840	$55.13	913,252	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,939,840	$55.13	913,252	(1)

(1)
Consists of shares remaining available for issuance as of December 31, 2015 under the Company's equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options and the shares of restricted stock.

        For further discussion, see Note 6—"Stockholders' Equity" to the consolidated financial statements set forth elsewhere herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Additional Information

        (a)   Documents furnished as part of the Report:

1.     Financial Statements

        Information with respect to this item is contained on Pages F-1 to F-50 of this Report on Form 10-K.

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
#4.3
Consent and Amendment No. 1 to Credit Agreement, dated December 2, 2015, among Magellan Rx Management, Inc., as borrower, Magellan Health, Inc. various lenders and Citibank N.A., as administrative agent.
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

Exhibit No.	Description of Exhibit
*10.65	Amendment to Employment Agreement, dated December 10, 2012 between Magellan Health Services, Inc. and Rene Lerer, M.D., which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on December 12, 2012, and is incorporated herein by reference.
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

Exhibit No.	Description of Exhibit
*10.76	Amendment to Employment Agreement, dated April 3, 2013 between Magellan Health Services, Inc. and Tina Blasi, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on April 8, 2013, and is incorporated herein by reference.
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
*10.85
Employment Agreement, dated September 18, 2013 between the Company and Sam K. Srivastava, Chief Executive Officer of Magellan HealthCare, which was filed as Exhibit 10.85 to the Company's annual report on Form 10-K, which was filed on February 26, 2015 and is incorporated herein by reference.
*10.86
Form of Stock Option Agreement, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 9, 2015 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.87	Form of Notice of Stock Option Grant, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 9, 2015 and is incorporated herein by reference.
*10.88
Form of Performance-Based Restricted Stock Unit Agreement, relating to performance-based restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 9, 2015 and is incorporated herein by reference.
*10.89
Form of Notice of Performance-Based Restricted Stock Unit Award, relating to performance-based restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 9, 2015 and is incorporated herein by reference.
*10.90
Amendment to Employment Agreement, dated April 28, 2015, between the Company and Jonathan N. Rubin, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on April 29, 2015 and is incorporated herein by reference.
*10.91
Separation Agreement, dated June 3, 2015, between the Company and Tina Blasi, which was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q, which was filed on July 27, 2015 and is incorporated herein by reference.
*10.92
Amendment to Employment Agreement, dated October 26, 2015 between the Company and Jonathan N. Rubin, which was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q, which was filed on October 27, 2015 and is incorporated herein by reference.
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
#101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders' Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

4.     Additional Information

        The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10-K (without exhibits) for the year ended December 31, 2015, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the "Codes of Ethics"). Any such requests should be made in writing to the Investor Relations Department, Magellan Health, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Company's website at www.magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH, INC. (Registrant)
Date: February 29, 2016	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 29, 2016	/s/ JEFFREY N. WEST Jeffrey N. West Senior Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ BARRY SMITH Barry Smith	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 29, 2016
/s/ ERAN BROSHY Eran Broshy	Director	February 29, 2016
/s/ MICHAEL DIAMENT Michael Diament	Director	February 29, 2016
/s/ WILLIAM J. MCBRIDE William J. McBride	Director	February 29, 2016
/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 29, 2016
/s/ MARY SAMMONS Mary Sammons	Director	February 29, 2016

Signature	Title	Date

/s/ PERRY FINE Perry Fine	Director	February 29, 2016
/s/ KAY COLES JAMES Kay Coles James	Director	February 29, 2016
/s/ DR. JOHN O. AGWUNOBI Dr. John O. Agwunobi	Director	February 29, 2016
/s/ JONATHAN N. RUBIN Jonathan N. Rubin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2016
/s/ JEFFREY N. WEST Jeffrey N. West	Senior Vice President and Controller (Principal Accounting Officer)	February 29, 2016

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Magellan Health, Inc.

        We have audited the accompanying consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magellan Health, Inc. and subsidiaries at December 31, 2014 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Magellan Health, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Baltimore, Maryland
February 29, 2016

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2014	2015
ASSETS
Current Assets:
Cash and cash equivalents	$255,303	$115,432
Restricted cash	215,325	133,597
Accounts receivable, less allowance for doubtful accounts of $4,047 and $3,246 at December 31, 2014 and 2015, respectively	353,713	428,644
Short-term investments (restricted investments of $132,808 and $277,556 at December 31, 2014 and 2015, respectively)	224,361	322,339
Pharmaceutical inventory	39,375	50,749
Other current assets (restricted deposits of $30,620 and $27,752 at December 31, 2014 and 2015, respectively)	52,246	46,921

Total Current Assets	1,140,323	1,097,682
Property and equipment, net	171,916	174,745
Restricted long-term investments	43,293	3,826
Deferred income taxes	3,692	26,836
Other long-term assets	9,895	11,207
Goodwill	566,106	621,390
Other intangible assets, net	133,718	133,374

Total Assets	$2,068,943	$2,069,060

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,929	$86,484
Accrued liabilities	146,617	139,726
Short-term contingent consideration	8,314	91,623
Medical claims payable	278,482	250,449
Other medical liabilities	72,719	136,939
Current maturities of long-term debt and capital lease obligations	15,779	19,014

Total Current Liabilities	585,840	724,235
Long-term debt and capital lease obligations	254,062	238,295
Deferred income taxes	7,416	—
Tax contingencies	12,320	12,677
Long-term contingent consideration	49,839	803
Deferred credits and other long-term liabilities	19,951	20,930

Total Liabilities	929,428	996,940

Redeemable non-controlling interest	5,957	5,937
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2014 and 2015—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2014 and 2015—Issued and outstanding—50,085 shares and 26,935 shares at December 31, 2014, respectively, and 51,340 and 24,692 shares at December 31, 2015, respectively	501	513
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2014 and 2015—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	1,018,266	1,124,013
Retained earnings	1,179,897	1,211,310
Accumulated other comprehensive loss	(143)	(262)
Ordinary common stock in treasury, at cost, 23,150 shares and 26,648 shares at December 31, 2014 and 2015, respectively	(1,064,963)	(1,269,391)

Total Stockholders' Equity	1,133,558	1,066,183

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,068,943	$2,069,060

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2013	2014	2015
Net revenue:
Managed care and other	$3,063,049	$2,968,374	$3,197,645
PBM and dispensing	483,268	791,744	1,399,755

Total net revenue	3,546,317	3,760,118	4,597,400

Costs and expenses:
Cost of care	2,232,976	2,088,595	2,274,755
Cost of goods sold	455,601	732,949	1,321,877
Direct service costs and other operating expenses (1)(2)	619,546	723,498	822,392
Depreciation and amortization	71,994	91,070	102,844
Interest expense	3,000	7,387	6,581
Interest and other income	(1,985)	(1,301)	(2,165)

Total costs and expenses	3,381,132	3,642,198	4,526,284

Income before income taxes	165,185	117,920	71,116
Provision for income taxes	39,924	43,689	42,409

Net income	125,261	74,231	28,707
Less: net income (loss) attributable to non-controlling interest	—	(5,173)	(2,706)

Net income attributable to Magellan Health, Inc.	$125,261	$79,404	$31,413

Net income per common share attributable to Magellan Health, Inc.:
Basic	$4.63	$2.98	$1.26
Diluted	$4.53	$2.90	$1.21

(1)
Includes stock compensation expense of $21,252, $40,584 and $50,384 for the years ended December 31, 2013, 2014 and 2015, respectively.

(2)
Includes changes in fair value of contingent consideration of $6,172 and $44,257 for the years ended December 31, 2014 and 2015, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2013	2014	2015
Net income	$125,261	$74,231	$28,707
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities(1)	(58)	(50)	(119)

Comprehensive income	125,203	74,181	28,588
Less: comprehensive income (loss) attributable to non-controlling interest	—	(5,173)	(2,706)

Comprehensive income attributable to Magellan Health, Inc.	$125,203	$79,354	$31,294

(1)
Net of income tax benefit of $(38), $(33) and $(68) for the years ended December 31, 2013, 2014 and 2015, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

			Common Stock In Treasury
	Common Stock						Accumulated Other Comprehensive Income (Loss)
					Additional Paid in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	45,928	$459	(18,575)	$(806,561)	$848,238	$975,232	$(35)	$1,017,333
Stock compensation expense	—	—	—	—	21,252	—	—	21,252
Exercise of stock options	1,139	12	—	—	47,281	—	—	47,293
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	2,297	—	—	2,297
Issuance of equity	284	3	—	—	(596)	—	—	(593)
Repurchase of stock	—	—	(1,160)	(60,153)	—	—	—	(60,153)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	3,853	—	—	3,853
Net income attributable to Magellan Health, Inc.	—	—	—	—	—	125,261	—	125,261
Other comprehensive loss—other	—	—	—	—	—	—	(58)	(58)

Balance at December 31, 2013	47,351	474	(19,735)	(866,714)	922,325	1,100,493	(93)	1,156,485
Stock compensation expense	—	—	—	—	40,584	—	—	40,584
Exercise of stock options	1,191	12	—	—	52,982	—	—	52,994
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	2,980	—	—	2,980
Issuance of equity	1,543	15	—	—	(369)	—	—	(354)
Repurchase of stock	—	—	(3,415)	(198,249)	—	—	—	(198,249)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	2,591	—	—	2,591
Adjustment to non-controlling interest	—	—	—	—	(2,827)	—	—	(2,827)
Net income attributable to Magellan Health, Inc.	—	—	—	—	—	79,404	—	79,404
Other comprehensive loss—other	—	—	—	—	—	—	(50)	(50)

Balance at December 31, 2014	50,085	501	(23,150)	(1,064,963)	1,018,266	1,179,897	(143)	1,133,558
Stock compensation expense	—	—	—	—	50,384	—	—	50,384
Exercise of stock options	1,140	11	—	—	54,079	—	—	54,090
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	3,530	—	—	3,530
Issuance of equity	115	1	—	—	408	—	—	409
Repurchase of stock	—	—	(3,498)	(204,428)	—	—	—	(204,428)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	32	—	—	32
Adjustment to non-controlling interest	—	—	—	—	(2,686)	—	—	(2,686)
Net income attributable to Magellan Health, Inc.	—	—	—	—	—	31,413	—	31,413
Other comprehensive loss—other	—	—	—	—	—	—	(119)	(119)

Balance at December 31, 2015	51,340	$513	(26,648)	$(1,269,391)	$1,124,013	$1,211,310	$(262)	$1,066,183

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2013	2014	2015
Cash flows from operating activities:
Net income	$125,261	$74,231	$28,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,994	91,070	102,844
Non-cash interest expense	736	3,987	399
Non-cash stock compensation expense	21,252	40,584	50,384
Non-cash income tax benefit	(1,212)	(4,291)	(26,999)
Non-cash amortization on investments	9,107	5,050	7,118
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	(2,242)	21,371	81,728
Accounts receivable, net	(40,804)	(74,604)	(52,394)
Pharmaceutical inventory	(3,882)	10,234	(11,374)
Other assets	(9,293)	(7,557)	4,149
Accounts payable and accrued liabilities	3,593	5,887	(36,043)
Medical claims payable and other medical liabilities	17,866	55,670	36,187
Contingent consideration	—	—	55,035
Tax contingencies	(22,960)	(14,955)	(1,021)
Deferred credits and other long-term liabilities	10,988	4,045	294
Other	2,757	322	171

Net cash provided by operating activities	183,161	211,044	239,185

Cash flows from investing activities:
Capital expenditures	(64,542)	(62,337)	(71,584)
Acquisitions and investments in businesses, net of cash acquired	(107,541)	(128,277)	(55,818)
Purchase of investments	(323,253)	(340,961)	(470,093)
Maturity of investments	339,428	276,446	404,308

Net cash used in investing activities	(155,908)	(255,129)	(193,187)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	—
Payments to acquire treasury stock	(60,677)	(197,533)	(206,044)
Proceeds from exercise of stock options and warrants	47,529	52,994	53,493
Payments on long-term debt and capital lease obligations	(3,001)	(8,045)	(17,038)
Payments on contingent consideration	—	—	(20,762)
Tax benefit from exercise of stock options and vesting of stock awards	3,212	3,218	4,073
Other	(593)	(4,433)	409

Net cash (used in) provided by financing activities	(13,530)	96,201	(185,869)

Net increase (decrease) in cash and cash equivalents	13,723	52,116	(139,871)
Cash and cash equivalents at beginning of period	189,464	203,187	255,303

Cash and cash equivalents at end of period	$203,187	$255,303	$115,432

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1. General

Basis of Presentation

        The consolidated financial statements of Magellan Health, Inc., a Delaware corporation ("Magellan"), include Magellan and its subsidiaries (together with Magellan, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Overview

        The Company is engaged in the healthcare management business, and is focused on managing the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits and other specialty areas of healthcare. The Company develops innovative solutions that combine advanced analytics, agile technology and clinical excellence to drive better decision making, positively impact health outcomes and optimize the cost of care for the members we serve. The Company provides services to health plans and other managed care organizations ("MCOs"), employers, labor unions, various military and governmental agencies and third party administrators ("TPAs").

        Effective as of July 1, 2015, the Company reorganized into two business units—Magellan Healthcare and Magellan Rx Management, which are supported by corporate functions. As a result of this business reorganization, the Company concluded that changes to its reportable segments were warranted, with the Healthcare segment ("Healthcare") comprised of the operating segments previously defined as the Commercial, Public Sector and the Specialty Solutions segments. Prior period balances have been reclassified to reflect this change. The Company's business is divided into the following segments, which are differentiated based on the services it provides, as described below.

Healthcare

        Healthcare includes the Company's: (i) management of behavioral healthcare services and employee assistance program ("EAP") services, (ii) management of other specialty areas including diagnostic imaging and musculoskeletal management, and (iii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care ("MCC"). These special populations include individuals with serious mental illness ("SMI"), dual eligibles, long-term services and supports and other populations with unique and often complex healthcare needs.

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

        The Healthcare segment's commercial division serves a variety of customers, with services, inclusive of special population management, provided under contracts with health plans and accountable care organizations for some or all of their commercial, Medicaid and Medicare members, as well as with

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

1. General (Continued)

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

Pharmacy Management

        The Pharmacy Management segment ("Pharmacy Management") comprises products and solutions that provide clinical and financial management of pharmaceuticals paid under medical and pharmacy benefit programs. Pharmacy Management's services include: (i) pharmacy benefit management ("PBM") services; (ii) pharmacy benefit administration ("PBA") for state Medicaid and other government sponsored programs; (iii) pharmaceutical dispensing operations; (iv) clinical and formulary management programs; (v) medical pharmacy management programs; and (vi) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement.

        Pharmacy Management's services are provided under contracts with health plans, employers, managed care organizations, state Medicaid programs, Medicare Part D and other government agencies, and encompass risk-based and fee-for-service ("FFS") arrangements. In addition, Pharmacy Management has subcontract arrangements to provide PBM services for certain Healthcare customers.

Corporate

        This segment of the Company is comprised primarily of operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance, human resources and legal.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. In July 2015, the FASB approved to defer the effective date of ASU 2014-09. This ASU is now effective for calendar years beginning after December 15, 2017. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position and cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12"), which revises the accounting treatment for stock compensation tied

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

to performance targets. This ASU is effective for calendar years beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position or cash flows.

        In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014- 15"), which provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for the annual period beginning after December 15, 2016 and for annual and interim reporting periods thereafter. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position or cash flows.

        In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for annual and interim reporting periods of public entities beginning after December 31, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position or cash flows.

        In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015. The Company elected to adopt the guidance effective for the fiscal year ended December 31, 2015 and apply it retrospectively for all periods presented.

        In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which provides guidance to clarify the customer's accounting for fees paid in a cloud computing arrangement. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position or cash flows.

        In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amendment under this ASU requires that an entity measure inventory at the lower of cost or net realizable value. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position or cash flows.

        In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement Period Adjustments" ("ASU 2015-16"). The amendment under this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015. The guidance is not expected to materially impact the Company's consolidated results of operations, financial position or cash flows.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

        In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The amendment under this ASU requires that deferred income tax liabilities and assets be classified as noncurrent. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt the guidance effective for the fiscal year ended December 31, 2015 and applied it retrospectively for all periods presented.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases " ("ASU 2016-02"). This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. This guidance is effective for annual and iterim reporting periods of public entities beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position and cash flows.

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.7 billion, $2.6 billion and $2.7 billion for the years ended December 31, 2013, 2014 and 2015, respectively.

        Fee-For-Service and Cost-Plus Contracts.    The Company has certain fee-for-service contracts, including cost-plus contracts, with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to the Patient Protection and Affordable Care Act health insurer fee ("HIF fee") billed on a cost reimbursement basis. Revenues from these contracts approximated $215.1 million, $290.9 million and $342.0 million for the years ended December 31, 2013, 2014 and 2015, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues for the years ended December 31, 2013, 2014 and 2015 approximated $34.8 million, $43.6 million and $88.7 million, respectively.

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

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $106.7 million, $575.7 million and $1.2 billion for the years ended December 31, 2013, 2014 and 2015, respectively.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete, the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans approximated $376.6 million, $216.0 million and $211.6 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Significant Customers

Customers exceeding ten percent of the consolidated Company's net revenues

        Through December 31, 2015, the Company provided behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the "Iowa Contracts"). The Iowa Contracts terminated on December 31, 2015. The Iowa Contracts generated net revenues of $321.1 million, $465.0 million and $530.3 million for the years ended December 31, 2013, 2014 and 2015, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

        Through March 31, 2014, the Company provided behavioral healthcare management and other related services to approximately 680,000 members in Maricopa County, Arizona as the Regional Behavioral Health Authority for GSA6 ("Maricopa County") pursuant to a contract with the State of Arizona (the "Maricopa Contract"). The Maricopa Contract was for the management of the publicly funded behavioral health system that delivered mental health, substance abuse and crisis services for adults, youth and children. The Maricopa Contract terminated on March 31, 2014. The Maricopa Contract generated net revenues of $755.0 million and $216.6 million for the years ended December 31, 2013 and 2014, respectively.

Customers exceeding ten percent of segment net revenues

        In addition to the Iowa Contracts and the Maricopa Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2013, 2014 and 2015 (in thousands):

Segment	Term Date	2013		2014		2015
Healthcare
Customer A	December 31, 2018(1)	$128,607	*	$253,661	*	$439,481
Pharmacy Management
Customer B	November 30, 2016 to December 31, 2016(2)	133,724		123,812		130,200	*
Customer C	December 31, 2016	—		171,936		324,809
Customer D	December 31, 2013	92,647		2,612	*	—

*
Revenue amount did not exceed ten percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

(1)
The Company had behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which were part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees receive integrated healthcare services, and phased out the behavioral healthcare programs under which the Florida Areas' contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program.

(2)
The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $359.0 million, $369.9 million and $395.7 million for the years ended December 31, 2013, 2014 and 2015, respectively.

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

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

Health Care Reform

        The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. For 2014 and 2015, the HIF fees were $21.4 million and $26.5 million, respectively, which have been paid and which is included in direct service costs and other operating expenses in the consolidated statements of income. The Company recorded revenues of $36.5 million and $45.4 million in the years ended December 31, 2014 and 2015, respectively, associated with the accrual for the reimbursement of the economic impact of the HIF fees from its customers.

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At December 31, 2015, the Company's excess capital and undistributed earnings for the Company's regulated subsidiaries of $85.3 million are included in cash and cash equivalents.

Restricted Assets

        The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company's subsidiaries. Significant restricted assets of the Company as of December 31, 2014 and 2015 were as follows (in thousands):

	2014	2015
Restricted cash	$215,325	$133,597
Restricted short-term investments	132,808	277,556
Restricted deposits (included in other current assets)	30,620	27,752
Restricted long-term investments	43,293	3,826

Total	$422,046	$442,731

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

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

        Level 3—Unobservable inputs that reflect the Company's assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company's data.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2014 and 2015 (in thousands):

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$—	$139,280	$—	$139,280
Restricted cash(2)	—	65,992	—	65,992
Investments:
U.S. Government and agency securities	4,303	—	—	4,303
Obligations of government-sponsored enterprises(3)	—	15,315	—	15,315
Corporate debt securities	—	246,886	—	246,886
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$4,303	$468,623	$—	$472,926

Liabilities
Contingent consideration	$—	$—	$58,153	$58,153

Total liabilities held at fair value	$—	$—	$58,153	$58,153

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(4)	$—	$6,009	$—	$6,009
Restricted cash(5)	—	82,808	—	82,808
Investments:
U.S. Government and agency securities	5,514	—	—	5,514
Obligations of government-sponsored enterprises(6)	—	50,525	—	50,525
Corporate debt securities	—	268,976	—	268,976
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$5,514	$409,468	$—	$414,982

Liabilities
Contingent consideration	$—	$—	$92,426	$92,426

Total liabilities held at fair value	$—	$—	$92,426	$92,426

(1)
Excludes $116.0 million of cash held in bank accounts by the Company.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

(2)
Excludes $149.3 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank.

(4)
Excludes $109.4 million of cash held in bank accounts by the Company.

(5)
Excludes $50.8 million of restricted cash held in bank accounts by the Company.

(6)
Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

        For the years ended December 31, 2014 and 2015, the Company did not transfer any assets between fair value measurement levels.

        The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's term loan of $234.4 million as of December 31, 2015 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

        All of the Company's investments are classified as "available-for- sale" and are carried at fair value.

        The contingent consideration liability reflects the fair value of potential future payments related to the CDMI, LLC ("CDMI"), 4D Pharmacy Management Systems, Inc. ("4D") and Cobalt Therapeutics, LLC ("Cobalt") acquisitions. The CDMI purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion and gross profit milestones through December 31, 2016. The Cobalt purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $6.0 million. The potential future payments are contingent upon engagement of new members and new contract execution through June 30, 2017. The 4D purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $30.0 million. The potential future payments are contingent upon the achievement of certain growth targets in the underlying dual eligible membership served by 4D during calendar year 2015 and retention of certain business through 2018.

        As of the balance sheet date, the fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, and projected revenues, gross profits, client base, member engagement, and new contract execution. The projected revenues, gross profits, client base, member engagement and new contract execution are derived from the Company's latest internal operational forecasts. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates or projected payment dates may result in a change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurement guidance.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

        For CDMI, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of approximately 0.33 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately zero to 100 percent; and (iii) projected payment date of 2016. For CDMI, the Company estimated undiscounted future contingent payments of $65.7 million and $90.1 million as of December 31, 2014 and 2015, respectively. The net increase is due to changes in operational forecasts and probabilities of payment of $34.3 million, partially offset by a decrease of $9.9 million due to payments. As of December 31, 2015, the fair value of the short-term contingent consideration for CDMI was $89.9 million.

        For Cobalt, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of approximately 14.5 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately 2 to 33 percent; and (iii) projected payment dates of 2016 to 2017. For Cobalt, the Company estimated undiscounted future contingent payments of $4.2 million and $1.7 million as of December 31, 2014 and 2015, respectively. The decrease is due to changes in operational forecasts and probabilities of payment of $2.2 million and payments of $0.3 million. As of December 31, 2015, the fair value of the short term and long term contingent consideration for Cobalt was $0.7 million and $0.8 million, respectively.

        For 4D, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of approximately 0.14 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately 100 percent; and (iii) projected payment date of 2016. For 4D, the Company estimated undiscounted future contingent payments of $20.6 million as of the acquisition date. As of December 31, 2015, the Company estimated net undiscounted future payments of $1.0 million. The $19.6 million decrease is due to payments of $19.0 million and changes in operational forecasts of $0.6 million. As of December 31, 2015, the fair value of the contingent consideration for 4D was $1.0 million.

        As of December 31, 2014, the fair value of the short-term and long-term contingent consideration was $8.3 million and $49.8 million, respectively, and is included in short-term and long-term contingent consideration, respectively, in the consolidated balance sheets. The change in the fair value of the contingent consideration was $9.3 million for the year ended December 31, 2014, $6.2 million and $3.1 million of which was recorded in the consolidated statements of income as direct service costs and other operating expenses, and as interest expense, respectively.

        As of December 31, 2015, the fair value of the short-term and long-term contingent consideration was $91.6 million and $0.8 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. The change in the fair value of the contingent consideration was $44.3 million for the year ended December 31, 2015, which was recorded as direct service costs and other operating expenses in the consolidated statements of income. The increase was mainly a result of changes in the present value and estimated undiscounted liability, as noted above.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the Company's liability for contingent consideration (in thousands):

	December 31, 2014	December 31, 2015
Balance as of beginning of period	$—	$58,153
Acquisition of CDMI	45,778	—
Acquisition of Cobalt	3,071	—
Acquisition of 4D	—	19,290
Changes in fair value	9,304	44,257
Payments	—	(29,274)

Balance as of end of period	$58,153	$92,426

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

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

        As of December 31, 2014 and 2015, there were no unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2013, 2014, or 2015. The following is a summary of short-term and long-term investments at December 31, 2014 and 2015 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$4,305	$—	$(2)	$4,303
Obligations of government-sponsored enterprises(1)	15,318	1	(4)	15,315
Corporate debt securities	247,118	8	(240)	246,886
Certificates of deposit	1,150	—	—	1,150

Total investments at December 31, 2014	$267,891	$9	$(246)	$267,654

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$5,524	$—	$(10)	$5,514
Obligations of government-sponsored enterprises(2)	50,575	4	(54)	50,525
Corporate debt securities	269,340	—	(364)	268,976
Certificates of deposit	1,150	—	—	1,150

Total investments at December 31, 2015	$326,589	$4	$(428)	$326,165

(1)
Includes investments in notes issued by the Federal Home Loan Bank.

(2)
Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

        The maturity dates of the Company's investments as of December 31, 2015 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2016	$322,747	$322,339
2017	3,842	3,826

Total investments at December 31, 2015	$326,589	$326,165

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

        The Company maintains cash and cash equivalents balances at financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC"). At times, balances in certain bank accounts may exceed the FDIC insured limits.

Pharmaceutical Inventory

        Pharmaceutical inventory consists solely of finished goods (primarily prescription drugs) and is stated at the lower of first-in first-out cost or market.

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

Property and Equipment

        Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes costs incurred to develop internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for building improvements (or the lease term, if shorter), three to fifteen

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

years for equipment and three to five years for capitalized internal-use software. The net capitalized internal use software as of December 31, 2014 and 2015 was $85.6 million and $84.8 million, respectively. Depreciation expense was $61.4 million, $68.3 million and $73.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. Included in depreciation expense for the years ended December 31, 2013, 2014 and 2015 was $34.8 million, $40.9 million and $45.6 million, respectively, related to capitalized internal use software.

        Property and equipment, net, consisted of the following at December 31, 2014 and 2015 (in thousands):

	2014	2015
Building improvements	$13,416	$13,655
Equipment	185,391	207,667
Capital leases—property	26,945	26,945
Capital leases—equipment	7,883	12,335
Capitalized internal-use software	351,978	396,794

	585,613	657,396
Accumulated depreciation	(413,697)	(482,651)

Property and equipment, net	$171,916	$174,745

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

        Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company's reporting units with goodwill as of December 31, 2015 comprised of Commercial, Government and Pharmacy Management. Prior to July 1, 2015, the Company's reporting units included Health Plan, Specialty Solutions, Pharmacy Management and Magellan Complete Care. Effective July 1, 2015, the goodwill associated with Health Plan and Specialty Solutions was combined and is now reported as Commercial and Magellan Complete Care is now reported as Government. The change in reporting units was attributable to the Company's segment reorganization and the fact that discrete financial information is now being reviewed at these levels.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

        The fair value of the Commercial (a component of the Healthcare segment), Government (a component of the Healthcare segment) and Pharmacy Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

        In connection with the annual impairment testing process, the Company performed a sensitivity analysis for goodwill impairment with respect to each of its reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. Therefore, the second step was not necessary.

        Goodwill for each of the Company's reporting units with goodwill at December 31, 2014 and 2015 were as follows (in thousands):

	2014	2015
Commercial	$233,591	$242,255
Government	20,879	18,363
Pharmacy Management	311,636	360,772

Total	$566,106	$621,390

        The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2015 are reflected in the table below (in thousands):

	2014	2015
Balance as of beginning of period	$488,206	$566,106
Acquisition of CDMI	69,092	—
Acquisition of 4D	—	49,136
Other acquisitions and measurement period adjustments	8,808	6,148

Balance as of end of period	$566,106	$621,390

Intangible Assets

        The following is a summary of intangible assets at December 31, 2014 and 2015, and the estimated useful lives for such assets (in thousands):

	December 31, 2014
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2.5 to 18 years	$249,390	$(121,788)	$127,602
Provider networks and other	1 to 16 years	13,013	(6,897)	6,116

		$262,403	$(128,685)	$133,718

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

	December 31, 2015
Asset	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer agreements and lists	2.5 to 18 years	$274,790	$(148,795)	$125,995
Provider networks and other	1 to 16 years	16,663	(9,284)	7,379

		$291,453	$(158,079)	$133,374

        Amortization expense was $10.6 million, $22.8 million and $29.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. The Company estimates amortization expense will be $26.8 million, $21.1 million, $18.8 million, $18.3 million and $17.2 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

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

        Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company's assumptions in estimating such liabilities are significantly different than actual results, the Company's results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary's judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	2013	2014	2015
Claims payable and IBNR, beginning of period	$222,929	$242,229	$278,803
Cost of care:
Current year	2,264,276	2,097,395	2,297,255
Prior years(3)	(31,300)	(8,800)	(22,500)

Total cost of care	2,232,976	2,088,595	2,274,755

Claim payments and transfers to other medical liabilities(1):
Current year	2,053,274	1,845,325	2,077,729
Prior years	160,402	206,696	222,530

Total claim payments and transfers to other medical liabilities	2,213,676	2,052,021	2,300,259

Claims payable and IBNR, end of period	242,229	278,803	253,299
Withhold receivables, end of period(2)	(13,888)	(321)	(2,850)

Medical claims payable, end of period	$228,341	$278,482	$250,449

(1)
For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company's results of operations for such periods.

(2)
Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.

(3)
Favorable development in 2013, 2014 and 2015 was $31.3 million, $8.8 million and $22.5 million, respectively.

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

Favorable prior year care development for 2015 was related to faster claims completion than originally assumed, primarily due to new contracts.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

        Due to the existence of risk sharing and reinvestment provisions in certain customer contracts, principally in the Government contracts, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on cost of care.

        The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2015; however, actual claims payments may differ from established estimates.

        Other medical liabilities consist primarily of amounts payable to pharmacies for claims that have been adjudicated by the Company but not yet paid. Other medical liabilities also include "reinvestment" payables under certain managed healthcare contracts with Medicaid customers and "profit share" payables under certain risk-based contracts. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to "reinvest" such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs. Under a contract with profit share provisions, if the cost of care is below certain specified levels, the Company will "share" the cost savings with the customer at the percentages set forth in the contract. In addition, certain contracts include provisions to provide the Company additional funding if the cost of care is above the specified levels.

Advertising Costs

        Advertising costs consist primarily of printed media services, event sponsorships, and promotional items, which are expensed as incurred. Advertising expense was approximately $2.3 million, $2.7 million, and $2.5 million for the fiscal years ended December 31, 2013, 2014, and 2015, respectively.

Accrued Liabilities

        As of December 31, 2014, the only individual current liabilities that exceeded five percent of total current liabilities related to accrued employee compensation liabilities of $47.0 million and deferred revenue of $29.8 million. As of December 31, 2015, the only individual current liability that exceeded five percent of total current liabilities related to accrued employee compensation liabilities of $37.6 million.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

Net Income per Common Share attributable to Magellan Health, Inc.

        Net income per common share attributable to Magellan Health, Inc. is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 6—"Stockholders' Equity").

Redeemable Non-Controlling Interest

        As of December 31, 2015 the Company held an 82% equity interest in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50% of the remaining shares prior to January 1, 2017 provided certain membership levels are attained. After December 31, 2016 the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016 the Company has the right to purchase all remaining shares. Non-controlling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. The carrying value of the non-controlling interest as of December 31, 2014 and December 31, 2015 was $6.0 million and $5.9 million, respectively. The $0.1 million decrease in carrying value is a result of operating losses, partially offset by the impact of additional capital provided by the Company. The Company evaluates the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company adjusts the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share ("EPS") calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of December 31, 2015, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

Stock Compensation

        At December 31, 2014 and 2015, the Company had equity-based employee incentive plans, which are described more fully in Note 6—"Stockholders' Equity". In addition, the Company issued restricted stock awards associated with the Partners Rx Management, LLC ("Partners Rx") and CDMI acquisitions, which are also described more fully in Note 6—"Stockholders' Equity". The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees, and recorded stock compensation expense of $21.3 million, $40.6 million and $50.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2013, 2014 and 2015 is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of zero to four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

        The Company elected to adopt ASU 2015-03 effective for the fiscal year ended December 31, 2015 and applied it retrospectively. As a result of the company's adoption of ASU 2015-13, we now present deferred loan costs as a reduction to debt. The impact of the guidance resulted in a reclassification from other long-term assets to long-term debt and capital lease obligations of $1.7 million as of December 31, 2014.

        The Company elected to adopt ASU 2015-17 effective for the fiscal year ended December 31, 2015 and applied it retrospectively. As a result of the company's adoption of ASU 2015-17, we now present all deferred tax assets and liabilities as noncurrent. The impact of the guidance resulted in reclassifications from other current assets of $27.2 million to other long-term assets of $3.7 million and deferred income tax liabilities of $23.5 million as of December 31, 2014.

3. Acquisitions

Acquisition of 4D Pharmacy Management Systems, Inc.

        Pursuant to the March 17, 2015 Purchase Agreement (the "4D Agreement") with 4D, on April 1, 2015 the Company acquired (the "4D Acquisition") all of the outstanding equity interests of 4D. 4D was a privately held, full-service PBM serving managed care organizations, employers and government-sponsored benefit programs, such as Medicare Part D plans.

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

December 31, 2015

3. Acquisitions (Continued)

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

        As of December 31, 2015, the Company established a working capital payable of $0.2 million that was reflected as an increase to goodwill.

        The fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, projected membership and projected client base. The projected membership and client base are derived from the Company's latest internal operational forecasts and assumptions. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates or projected payment dates may result in change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income. The Company estimated undiscounted future contingent payments of $20.6 million as of the acquisition date. As of December 31, 2015, the Company estimated undiscounted future contingent payments of $1.0 million. The net $19.6 million decrease is due to payments of $19.0 million and a net decrease of $0.6 million, mainly due to changes in operational forecasts. As of December 31, 2015, the fair value of the contingent consideration for 4D was $1.0 million, which is entirely short term and is included in accrued liabilities in the consolidated balance sheet.

        The Company's estimated fair values of 4D current liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the current liabilities assumed are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

        As of December 31, 2015, the Company incurred cumulative acquisition related costs of $0.7 million in connection with the 4D acquisition. For the year ended December 31, 2015, the Company incurred $0.2 million of acquisition related costs, which are included within direct service costs and other operating expenses in the accompanying statements of income.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

3. Acquisitions (Continued)

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

        During the year ended December 31, 2015, the Company purchased an additional $23.6 million in shares of Series B Participating Preferred Stock and Series C Participating Preferred Stock. As of December 31, 2015, the Company held an 82% interest and the remaining shareholders held an 18% interest in AlphaCare Holdings.

        Based on the Company's 82% equity interest in AlphaCare Holdings, the Company has included the results of operations in its consolidated financial statements. The Company reports the results of operations of AlphaCare Holdings within the Healthcare segment.

Acquisition of CDMI, LLC

        Pursuant to the March 31, 2014 purchase agreement (the "CDMI Agreement") with CDMI, on April 30, 2014 the Company acquired all of the outstanding equity interests of CDMI. CDMI provides a range of clinical consulting programs and negotiates and administers drug rebates for managed care organizations and other customers. As consideration for the transaction, the Company paid a base price of $201.0 million, including net receipts of $4.0 million for working capital adjustments. In addition to the base purchase price, the CDMI Agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion and gross profit milestones through December 31, 2016. The Company reports the results of operations of CDMI within its Pharmacy Management segment.

Acquisition of Partners Rx Management, LLC

        Pursuant to the September 6, 2013 agreement and plan of merger (the "Partners Agreement") with Partners Rx, on October 1, 2013 the Company acquired all of the outstanding ownership interests of Partners Rx. Partners Rx is a full-service commercial PBM with a strong focus on health plans and self-funded employers primarily through sales through TPAs, consultants and brokers. As consideration for the transaction, the Company paid $99.3 million in cash, including net receipts of $0.7 million for working capital adjustments. The Company reports the results of operations of Partners Rx within its Pharmacy Management segment.

Other Acquisitions

        Pursuant to the January 15, 2015 purchase agreement (the "HSM Agreement") with HSM Physical Health, Inc. ("HSM") and HSM Companies Inc., on January 31, 2015 the Company acquired all of the outstanding equity interests of HSM. HSM provides cost containment and utilization management services focused on physical and musculoskeletal health specialties. As consideration for the transaction,

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

3. Acquisitions (Continued)

the Company paid a base price of $13.6 million in cash, including net payments of $0.1 million for working capital adjustments. The Company reports the results of operations of HSM within its Healthcare segment.

        Pursuant to the July 1, 2014 purchase agreement (the "Cobalt Agreement") with Cobalt, the Company acquired all of the outstanding equity interests of Cobalt. Cobalt provides computerized cognitive behavioral therapy self-service programs. As consideration for the transaction, the Company paid a base price of $7.8 million in cash, including net receipts of $0.2 million for working capital adjustments. In addition to the base purchase price, the Cobalt Agreement provides for potential contingent payments up to a maximum aggregate amount of $6.0 million. The potential future payments are contingent upon engagement of new members and new contract execution through June 30, 2017. The Company reports the results of operations of Cobalt within its Healthcare segment.

4. Benefit Plans

        The Company has a defined contribution retirement plan (the "401(k) Plan"). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service ("IRS") deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee's contribution up to 6 percent of their annual compensation. The Company recognized $7.4 million, $8.7 million and $9.6 million of expense for the years ended December 31, 2013, 2014 and 2015, respectively, for matching contributions to the 401(k) Plan.

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

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

5. Long-Term Debt and Capital Lease Obligations (Continued)

for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the "2014 Credit Facility"). At such point, the 2011 Credit Facility was terminated. On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, but the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

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

        On September 30, 2014, the Company completed a draw-down of the $250.0 million term loan. The borrowings have been maintained as a Eurodollar loan. The term loan is subject to certain quarterly amortization payments. As of December 31, 2015 the remaining balance on the term loan was $234.4 million. The term loan will mature on July 23, 2019. As of December 31, 2015, the term loan bore interest at a rate of 1.50 percent plus the London Interbank Offered Rate ("LIBOR"), which was equivalent to a total interest rate of 1.9239 percent. For the year ended December 31, 2015, the weighted average interest rate was 1.6878 percent. As of December 31, 2015, the contractual maturities of the term loan were as follows: 2016—$15.6 million; 2017—$25.0 million; 2018—$25.0 million; and 2019—$168.8 million.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

5. Long-Term Debt and Capital Lease Obligations (Continued)

        There were $32.9 million and $33.4 million of letters of credit outstanding at December 31, 2014 and 2015, respectively, and no Revolving Loan borrowings at December 31, 2014 or 2015.

        There were $24.6 million and $24.4 million of capital lease obligations at December 31, 2014 and December 31, 2015, respectively. The Company's capital lease obligations represent amounts due under leases for certain properties and computer software and equipment. The recorded gross cost of capital leased assets was $34.8 million and $39.3 million at December 31, 2014 and 2015, respectively.

6. Stockholders' Equity

Stock Compensation

        At December 31, 2014 and 2015, the Company had equity-based employee incentive plans. Prior to May 18, 2011, the Company utilized the 2008 Management Incentive Plan (the "2008 MIP"), 2006 Management Incentive Plan (the "2006 MIP"), 2003 Management Incentive Plan (the "2003 MIP") and 2006 Directors' Equity Compensation Plan (collectively the "Preexisting Plans") for grants of stock options, restricted stock, restricted stock units, and stock appreciation rights, to provide incentives to officers, employees and non-employee directors.

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

        The 2011 MIP provides for awards of stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), stock appreciation rights, cash-denominated awards and any combination of the foregoing. A restricted stock unit is a notional account representing the right to receive a share of the Company's Common Stock (or, at the Company's option, cash in lieu thereof) at some future date. In general, stock options vest ratably on each anniversary over the three years subsequent to grant, and have a ten year life. With the exception of the shares received by the principal owners of Partners Rx and CDMI, RSAs generally vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant, assuming that the associated performance hurdle(s) for that vesting year are met. Stock compensation expense is recognized using an accelerated method over the vesting period based upon the continued employment of the RSU holder and the probability of achievement of the performance hurdle(s). RSUs granted in 2013 and 2014 have performance thresholds based on EPS and return on equity ("ROE"). The PSUs vest over three years and are subject to market-based conditions. At December 31, 2015, 913,252 shares of the Company's common stock remain available for future grant under the Company's 2011 MIP.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Stockholders' Equity (Continued)

        On February 27, 2014 the board of directors of the Company approved the 2014 Employee Stock Purchase Plan ("2014 ESPP"), and the 2014 ESPP was approved by the Company's shareholders at the 2014 Annual Meeting of Shareholders on May 21, 2014. The 2014 ESPP provides for up to 200,000 shares of the Company's ordinary common stock, plus the number of shares remaining under the 2011 Employee Stock Purchase Plan, to be issued. During the years ended December 31, 2014 and 2015, 30,838 and 39,673 shares of the Company's common stock were issued under the employee stock purchase plans, respectively. At December 31, 2015, 177,428 shares of the Company's common stock remain available for future grant under the Company's 2014 ESPP.

Stock Options

        Summarized information related to the Company's stock options for the years ended December 31, 2013, 2014 and 2015 is as follows:

	2013		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,268,240	$44.35	4,010,146	$47.23
Granted	1,047,133	53.18	769,636	59.62
Forfeited	(165,734)	49.66	(267,028)	53.74
Exercised	(1,139,493)	41.53	(1,191,691)	44.45

Outstanding, end of period	4,010,146	47.23	3,321,063	50.58

	2015
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	3,321,063	$50.58
Granted	1,004,321	62.65
Forfeited	(244,658)	60.25
Exercised	(1,140,886)	47.41

Outstanding, end of period	2,939,840	$55.13	7.14	$20,858

Vested and expected to vest at end of period	2,910,000	$55.07	7.12	$20,794

Exercisable, end of period	1,431,732	$50.18	5.55	$16,529

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company's closing stock price on the last trading day of 2015 of $61.66 and the exercise price) for all in-the-money options as of December 31, 2015. This amount changes based on the fair market value of the Company's common stock.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Stockholders' Equity (Continued)

        The total pre-tax intrinsic value of options exercised (based on the difference between the Company's closing stock price on the day the option was exercised and the exercise price) during the years ended December 31, 2013, 2014 and 2015 was $18.2 million, $19.7 million, and $21.8 million, respectively.

        The weighted average grant date fair value per share of substantially all stock options granted during the years ended December 31, 2013, 2014 and 2015 was $12.24, $13.49 and $13.69, respectively, as estimated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions:

	2013	2014	2015
Risk-free interest rate	0.67%	1.16%	1.28%
Expected life	4 years	4 years	4 years
Expected volatility	27.86%	26.20%	25.03%
Expected dividend yield	0.00%	0.00%	0.00%

        For the years ended December 31, 2013, 2014 and 2015, expected volatility was based on the historical volatility of the Company's stock price.

        As of December 31, 2015, there was $13.2 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.95 years. The total fair value of options vested during the year ended December 31, 2015 was $11.1 million.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the years ended December 31, 2013, 2014 and 2015, approximately $3.2 million, $3.2 million and $4.1 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the year ended December 31, 2015, the net change to additional paid-in capital related to tax benefits (deficiencies) was $3.5 million which primarily consists of the $4.1 million of excess tax benefits offset by $0.6 million of tax deficiencies. For the year ended December 31, 2014, the net change to additional paid-in capital related to tax benefits (deficiencies) was $3.0 million which primarily consists of the $3.2 million of excess tax benefits offset by $0.3 million of tax deficiencies. For the year ended December 31, 2013, the net change to additional paid-in capital related to tax benefits (deficiencies) was $2.3 million which primarily consists of the $3.2 million of excess tax benefits offset by $0.8 million of tax deficiencies.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Stockholders' Equity (Continued)

Restricted Stock Awards

        Summarized information related to the Company's nonvested RSAs for the years ended December 31, 2013, 2014 and 2015 is as follows:

	2013		2014		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	23,672	$42.25	192,165	$56.59	1,626,827	$57.66
Awarded(1)	192,165	56.59	1,451,231	57.75	20,115	67.12
Vested	(23,672)	42.25	(16,569)	52.82	(537,320)	57.56
Forfeited	—	—	—	—	—	—

Outstanding, ending of period	192,165	56.59	1,626,827	57.66	1,109,622	57.88

(1)
December 31, 2013 includes 175,596 shares associated with the Partners Rx acquisition. December 31, 2014 includes 1,433,946 shares associated with the CDMI acquisition.

        As of December 31, 2015, there was $33.4 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

        Summarized information related to the Company's nonvested RSUs for the years ended December 31, 2013, 2014 and 2015 is as follows:

	2013		2014		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	202,690	$47.38	194,913	$50.21	156,695	$54.88
Awarded	98,580	52.62	76,306	60.39	187,272	63.42
Vested	(95,138)	56.72	(91,510)	49.53	(79,036)	52.82
Forfeited	(11,219)	49.79	(23,014)	54.86	(33,843)	61.54

Outstanding, ending of period	194,913	50.21	156,695	54.88	231,088	61.53

        As of December 31, 2015, there was $9.1 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.16 years.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Stockholders' Equity (Continued)

Performance-Based Restricted Stock Units

        During the year ended December 31, 2015, the Company granted 43,900 PSUs to members of management. During the year ended December 31, 2015, 6,962 of the PSUs awarded were forfeited. The PSUs are subject to market-based conditions. The estimated fair value of the PSUs granted was $85.00, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1%, and expected volatility of 15% to 52% (average of 28%). The PSUs will entitle the grantee to receive a number of shares of the Company's Common Stock determined over a three-year performance period ending on December 31, 2017 and vesting on March 4, 2018, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company's Total Shareholder Return (as defined below), expressed as a percentile ranking of the Company's Total Shareholder Return as compared to the Company's Peer Group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total Shareholder Return is determined by dividing the average share value of the Company's Common Stock over the 30 trading days preceding January 1, 2018 by the average share value of the Company's Common Stock over the 30 trading days beginning on January 1, 2015, with a deemed reinvestment of any dividends declared during the performance period. The Company's Peer Group includes 54 companies which comprise the S&P Health Care Services Industry Index, which was selected by the Compensation Committee of the Company's Board of Directors and includes a range of healthcare companies operating in several business segments.

        As of December 31, 2015, there was $2.2 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.18 years.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Stockholders' Equity (Continued)

Income per Common Share Attributable to Magellan Health, Inc.

        The following table reconciles income (numerator) and shares (denominator) used in the Company's computations of net income per share for the years ended December 31, 2013, 2014 and 2015 (in thousands, except per share data):

	2013	2014	2015
Numerator:
Net income attributable to Magellan Health, Inc.	$125,261	$79,404	$31,413

Denominator:
Weighted average number of common shares outstanding—basic	27,054	26,689	24,865
Common stock equivalents—stock options	564	495	316
Common stock equivalents—RSAs	13	155	626
Common stock equivalents—RSUs	42	14	33
Common stock equivalents—PSUs	—	—	35
Common stock equivalents—employee stock purchase plan	2	2	2

Weighted average number of common shares outstanding—diluted	27,675	27,355	25,877

Net income attributable to Magellan Health, Inc. per common share—basic	$4.63	$2.98	$1.26

Net income attributable to Magellan Health, Inc. per common share—diluted	$4.53	$2.90	$1.21

        The weighted average number of common shares outstanding for the years ended December 31, 2013, 2014 and 2015 was calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2013, 2014 and 2015 represent stock options to purchase shares of the Company's common stock, restricted stock awards, restricted stock units and stock purchased under the ESPP.

        For the years ended December 31, 2013, 2014 and 2015, the Company had additional potential dilutive securities outstanding representing 0.8 million, 0.7 million and 1.3 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

December 31, 2015

6. Stockholders' Equity (Continued)

amounts and via such methods as management deemed appropriate. Each stock repurchase program could be limited or terminated at any time without prior notice.

        On October 25, 2011, the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 25, 2013. On July 24, 2013 the Company's board of directors approved an increase and extension of the stock repurchase plan which authorized the Company to purchase up to $300 million of its outstanding stock through October 25, 2015. On November 21, 2014, the Company reached aggregate purchases of $300 million and the program was completed. Pursuant to this program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 11, 2011 - December 31, 2011	671,776	$48.72	$32.7
January 1, 2012 - December 31, 2012	459,252	50.27	23.1
January 1, 2013 - December 31, 2013	1,159,871	51.83	60.1
January 1, 2014 - November 21, 2014	3,183,306	57.82	184.1

	5,474,205		$300.0

        On October 22, 2014, the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. On October 21, 2015, the Company reached aggregate purchases of $200 million and the program was completed. Pursuant to this program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
November 24, 2014 - December 31, 2014	232,170	$60.65	$14.1
January 1, 2015 - October 21, 2015	3,153,156	58.96	185.9

	3,385,326		$200.0

        On October 26, 2015, the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. Pursuant to this program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4

	345,044		$18.4

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Stockholders' Equity (Continued)

        The Company made no share repurchases from January 1, 2016 through February 24, 2016.

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

7. Income Taxes

Income Tax Expense

        The components of income tax expense (benefit) for the following years ended December 31 were as follows (in thousands):

	2013	2014	2015
Income taxes currently payable:
Federal	$37,691	$42,674	$64,227
State	3,445	5,306	5,181

	41,136	47,980	69,408

Deferred income taxes (benefits):
Federal	(1,726)	(3,236)	(26,573)
State	514	(1,055)	(426)

	(1,212)	(4,291)	(26,999)

Total income tax expense	$39,924	$43,689	$42,409

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

7. Income Taxes (Continued)

        Total income tax expense for the years ended December 31 was different from the amount computed using the statutory federal income tax rate of 35 percent for the following reasons (in thousands):

	2013	2014	2015
Income tax expense at federal statutory rate	$57,815	$41,272	$24,891
State income taxes, net of federal income tax benefit	4,412	2,738	2,158
Tax contingencies reversed due to statute closings	(25,299)	(17,318)	(2,223)
Change in valuation allowances	18	4,999	5,174
Non-deductible HIF fees	—	8,205	9,953
Other-net	2,978	3,793	2,456

Total income tax expense	$39,924	$43,689	$42,409

Deferred Income Taxes

        The significant components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2014	2015
Deferred tax assets:
Net operating loss carryforwards	$15,867	$20,686
Share-based compensation	14,519	12,320
Other accrued compensation	8,332	7,745
Claims reserves	9,429	8,243
Other non-deductible accrued liabilities	10,009	14,180
Amortization of goodwill and intangible assets	—	17,394
Other deferred tax assets	6,181	4,950

Total deferred tax assets	64,337	85,518
Valuation allowances	(12,363)	(15,458)

Deferred tax assets after valuation allowances	51,974	70,060

Deferred tax liabilities:
Depreciation	(42,644)	(39,843)
Amortization of goodwill and intangible assets	(9,407)	—
Other deferred tax liabilities	(3,647)	(3,381)

Total deferred tax liabilities	(55,698)	(43,224)

Net deferred tax assets (liabilities)	$(3,724)	$26,836

        The Company has $2.4 million of federal net operating loss carryforwards ("NOLs") available to reduce its federal consolidated taxable income in 2016 and subsequent years. These NOLs will expire in 2018 and 2019 if not used and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). AlphaCare has $37.6 million of federal NOLs available to reduce its consolidated taxable income in 2016 and subsequent years. These NOLs will expire in 2033 through 2035 if not used

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

7. Income Taxes (Continued)

and are subject to examination and adjustment by the IRS. The Company and its subsidiaries also have $153.5 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2016 and subsequent years. Most of these NOLs will expire in 2017 through 2035 if not used and are subject to examination and adjustment by the respective state tax authorities.

        The Company's valuation allowances against deferred tax assets were $12.4 million and $15.5 million as of December 31, 2014 and 2015, respectively, mostly relating to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company's deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations. Because AlphaCare has no earnings history due to the NOLs incurred to date, a full valuation allowance is recorded on such NOLs. Other than deferred tax benefits attributable to operating loss carryforwards, there are no time constraints within which the Company's deferred tax assets must be realized. Future changes in the estimated realizability of deferred tax assets could materially affect the Company's financial condition and results of operations.

Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2013	2014	2015
Balance as of beginning of period	$56,601	$30,176	$13,528
Additions for current year tax positions	2,367	2,734	3,371
Additions for tax positions of prior years	214	118	949
Reductions for tax positions of prior years	(396)	(35)	(1,807)
Reductions due to lapses of applicable statutes of limitations	(28,606)	(19,465)	(3,071)
Reductions due to settlements with taxing authorities	(4)	—	(373)

Balance as of end of period	$30,176	$13,528	$12,597

        If these unrecognized tax benefits had been realized as of December 31, 2014 and 2015, $9.2 million and $8.6 million, respectively, would have reduced income tax expense.

        The Company continually performs a comprehensive review of its tax positions and accrues amounts for tax contingencies related to uncertain tax positions. Based upon these reviews, the status of ongoing tax audits and the expiration of applicable statutes of limitations, accruals are adjusted as necessary. The tax benefit from an uncertain tax position is recognized when it is more likely than not that, based on the technical merits, the position will be sustained upon examination, including resolution of any related appeals or litigation processes.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

7. Income Taxes (Continued)

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

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2011 expired during 2015. As a result, $3.1 million of unrecognized tax benefits recorded as of December 31, 2014 were reversed in the current year, of which $2.0 million was reflected as a reduction to income tax expense, $1.0 million as a decrease to deferred tax assets, and the remainder as an increase to additional paid-in capital. Additionally, $0.4 million of accrued interest and $0.7 million of unrecognized state tax benefits were reversed in 2015 and reflected as reductions to income tax expense due to the closing of statutes of limitations on tax assessments and the favorable settlement of state income tax examinations.

        The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2010 expired during 2014. As a result, $19.5 million of unrecognized tax benefits recorded as of December 31, 2013 were reversed in 2014, of which $16.0 million was reflected as a reduction to income tax expense, $2.6 million as an increase to additional paid-in capital, and the remainder as a decrease to deferred tax assets. Additionally, $1.4 million of accrued interest was reversed in 2014 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

        With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2012. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2012 could expire during 2016. Up to $2.3 million of unrecognized tax benefits recorded as of December 31, 2015 could be reversed during 2016 as a result of statute expirations, of which $1.5 million would be reflected as a reduction to income tax expense, $0.7 million as a decrease to deferred tax assets, and the remainder as an increase to additional paid-in capital. All reversals from statute expirations would be reflected as discrete adjustments during the quarter in which the respective event occurs. As of December 31, 2014 and 2015, the Company had accrued approximately $0.6 million and $0.2 million, respectively, for the potential payment of interest and penalties. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2013, 2014 and 2015, the Company recorded approximately $(1.2) million, $(0.8) million and $(0.4) in interest and penalties.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

8. Supplemental Cash Flow Information

        Supplemental cash flow information for the years ended December 31, 2013, 2014 and 2015 is as follows (in thousands):

	2013	2014	2015
Income taxes paid, net of refunds	$65,511	$57,728	$63,899

Interest paid	$2,264	$3,389	$6,181

Assets acquired through capital leases	$29,739	$2,810	$4,212

9. Commitments and Contingencies

Insurance

        The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2015 to June 17, 2016. The general liability policy is written on an "occurrence" basis, subject to a $0.05 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a "claims-made" basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.05 million per claim un-aggregated self-insured retention for professional liability.

        The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one-year term for the period June 17, 2015 to June 17, 2016. The general liability policy is written on an "occurrence" basis and the professional liability policy is written on a "claims-made" basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

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

December 31, 2015

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

        At December 31, 2015, aggregate amounts of future minimum payments under operating leases were as follows: 2016—$18.4 million; 2017—$16.3 million; 2018—$14.7 million; 2019—$13.3 million; 2020—$7.6 million; 2021 and beyond—$20.5 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

9. Commitments and Contingencies (Continued)

        At December 31, 2015, aggregate amounts of future minimum rentals to be received under operating subleases were as follows: 2016—$0.1 million; 2017—$0.2 million; 2018—$0.2 million; and 2019—$0.1 million. Operating sublease rentals to be received relate to a portion of the Company's former headquarters.

        Rent expense is recognized on a straight-line basis over the terms of the leases. Rent expense was $15.2 million, $17.4 million and $15.2 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Capital Leases

        At December 31, 2015, aggregate future amounts of minimum payments under capital leases, net of leasehold improvement allowances, were as follows: 2016—$0.3 million; 2017—$4.9 million; 2018—$3.5 million; 2019—$2.9 million; 2020—$3.5 million; 2021 and beyond—$14.9 million. Included in the future amounts payable under capital lease commitments is imputed interest of $5.6 million.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

10. Business Segment Information (Continued)

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2013
Managed care and other revenue	$2,900,592	$228,705	$(66,248)	$3,063,049
PBM and dispensing revenue	—	483,268	—	483,268
Cost of care	(2,239,997)	(59,227)	66,248	(2,232,976)
Cost of goods sold	—	(455,601)	—	(455,601)
Direct service costs and other	(352,644)	(128,427)	(138,475)	(619,546)
Stock compensation expense(1)	3,171	1,172	16,909	21,252

Segment profit (loss)	$311,122	$69,890	$(121,566)	$259,446

Identifiable assets by business segment(3)
Restricted cash	$221,758	$—	$14,938	$236,696
Net accounts receivable	120,752	115,527	1,906	238,185
Investments	109,457	—	98,856	208,313
Pharmaceutical inventory	—	49,609	—	49,609
Goodwill	245,916	242,290	—	488,206
Other intangible assets, net	11,789	57,905	—	69,694

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2014
Managed care and other revenue	$2,780,905	$205,524	$(18,055)	$2,968,374
PBM and dispensing revenue	—	844,512	(52,768)	791,744
Cost of care	(2,090,352)	(16,298)	18,055	(2,088,595)
Cost of goods sold	—	(784,758)	51,809	(732,949)
Direct service costs and other	(420,092)	(182,833)	(120,573)	(723,498)
Stock compensation expense(1)	2,899	28,829	8,856	40,584
Changes in fair value of contingent consideration(1)	38	6,134	—	6,172
Less: non-controlling interest segment profit (loss)(2)	(5,087)	—	—	(5,087)

Segment profit (loss)	$278,485	$101,110	$(112,676)	$266,919

Identifiable assets by business segment(3)
Restricted cash	$213,681	$—	$1,644	$215,325
Net accounts receivable	170,488	180,535	2,690	353,713
Investments	142,957	—	124,697	267,654
Pharmaceutical inventory	—	39,375	—	39,375
Goodwill	254,470	311,636	—	566,106
Other intangible assets, net	10,840	122,878	—	133,718

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

10. Business Segment Information (Continued)

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Year Ended December 31, 2015
Managed care and other revenue	$2,959,252	$238,456	$(63)	$3,197,645
PBM and dispensing revenue	—	1,510,180	(110,425)	1,399,755
Cost of care	(2,274,755)	—	—	(2,274,755)
Cost of goods sold	—	(1,427,680)	105,803	(1,321,877)
Direct service costs and other	(438,019)	(265,661)	(118,712)	(822,392)
Stock compensation expense(1)	2,556	34,864	12,964	50,384
Changes in fair value of contingent consideration(1)	(1,404)	45,661	—	44,257
Less: non-controlling interest segment profit (loss)(2)	(2,439)	—	(195)	(2,634)

Segment profit (loss)	$250,069	$135,820	$(110,238)	$275,651

Identifiable assets by business segment(3)
Restricted cash	$133,597	$—	$—	$133,597
Net accounts receivable	153,036	270,975	4,633	428,644
Investments	313,045	—	13,120	326,165
Pharmaceutical inventory	—	50,749	—	50,749
Goodwill	260,618	360,772	—	621,390
Other intangible assets, net	12,227	121,147	—	133,374

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

        The following table reconciles Segment Profit to consolidated income before income taxes for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	2013	2014	2015
Segment Profit	$259,446	$266,919	$275,651
Stock compensation expense	(21,252)	(40,584)	(50,384)
Changes in fair value of contingent consideration	—	(6,172)	(44,257)
Non-controlling interest segment profit (loss)	—	(5,087)	(2,634)
Depreciation and amortization	(71,994)	(91,070)	(102,844)
Interest expense	(3,000)	(7,387)	(6,581)
Interest and other income	1,985	1,301	2,165

Income before income taxes	$165,185	$117,920	$71,116

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

11. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2015 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Fiscal Year Ended December 31, 2014
Net revenue:
Managed care and other	$829,591	$682,274	$703,020	$753,489
PBM and dispensing	136,884	205,740	220,150	228,970

Total net revenue	966,475	888,014	923,170	982,459

Costs and expenses:
Cost of care	605,708	481,617	495,180	506,090
Cost of goods sold	125,298	192,566	202,180	212,905
Direct service costs and other operating expenses(1)(2)	164,722	179,034	176,928	202,814
Depreciation and amortization	20,229	22,480	23,956	24,405
Interest expense	836	2,004	2,879	1,668
Interest and other income	(311)	(275)	(241)	(474)

Total costs and expenses	916,482	877,426	900,882	947,408

Income before income taxes	49,993	10,588	22,288	35,051
Provision for income taxes	25,613	6,261	(3,490)	15,305

Net income	24,380	4,327	25,778	19,746
Less: net income (loss) attributable to non-controlling interest	(1,340)	(659)	(1,355)	(1,819)

Net income attributable to Magellan Health, Inc.	$25,720	$4,986	$27,133	$21,565

Weighted average number of common shares outstanding—basic	27,370	27,144	26,703	25,558

Weighted average number of common shares outstanding—diluted	28,051	27,765	27,242	26,382

Net income per common share attributable to Magellan Health, Inc.:
Net income per common share—basic:	$0.94	$0.18	$1.02	$0.84

Net income per common share—diluted:	$0.92	$0.18	$1.00	$0.82

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

11. Selected Quarterly Financial Data (Unaudited) (Continued)

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Fiscal Year Ended December 31, 2015
Net revenue:
Managed care and other	$748,650	$776,240	$809,249	$863,506
PBM and dispensing	232,318	381,367	380,833	405,237

Total net revenue	980,968	1,157,607	1,190,082	1,268,743

Costs and expenses:
Cost of care	522,328	568,288	596,323	587,816
Cost of goods sold	218,207	361,409	360,444	381,817
Direct service costs and other operating expenses(3)(4)	204,450	191,455	220,586	205,901
Depreciation and amortization	23,496	25,022	26,721	27,605
Interest expense	1,626	1,653	1,654	1,648
Interest and other income	(466)	(500)	(631)	(568)

Total costs and expenses	969,641	1,147,327	1,205,097	1,204,219

Income (loss) before income taxes	11,327	10,280	(15,015)	64,524
Provision (benefit) for income taxes	4,133	5,987	(7,254)	39,543

Net income (loss)	7,194	4,293	(7,761)	24,981
Less: net income (loss) attributable to non-controlling interest	(94)	(350)	47	(2,309)

Net income (loss) attributable to Magellan Health, Inc.	$7,288	$4,643	$(7,808)	$27,290

Weighted average number of common shares outstanding—basic	25,319	25,684	24,892	23,582

Weighted average number of common shares outstanding—diluted	26,399	26,776	24,892	24,402

Net income (loss) per common share attributable to Magellan Health, Inc.:
Net income (loss) per common share—basic:	$0.29	$0.18	$(0.31)	$1.16

Net income (loss) per common share—diluted:	$0.28	$0.17	$(0.31)	$1.12

(1)
Includes stock compensation expense of $4,472, $9,550, $11,961 and $14,601 for the quarters ended March 31, June 30, September 30 and December 31, 2014, respectively.

(2)
Includes changes in fair value of contingent consideration of $6,172 for the quarter ended December 31, 2014.

(3)
Includes stock compensation expense of $13,901, $13,795, $12,897 and $9,791 for the quarters ended March 31, June 30, September 30 and December 31, 2015, respectively.

(4)
Includes changes in fair value of contingent consideration of $14,969, $2,567, $29,738 and $(3,017) for the quarters ended March 31, June 30, September 30 and December 31, 2015, respectively.

MAGELLAN HEALTH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Addition		Deduction		Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$4,612	$1,205	(1)	$(126	)(2)	$130	(3)	$(374	)(4)	$5,447
Year Ended December 31, 2014
Allowance for doubtful accounts	5,447	764	(1)	(1,934	)(2)	107	(3)	(337	)(4)	4,047
Year Ended December 31, 2015
Allowance for doubtful accounts	4,047	(150	)(1)	(11	)(2)	—		(640	)(4)	3,246

(1)
Bad debt expense.

(2)
Recoveries of accounts receivable previously written off.

(3)
To establish a reserve on pre-acquisition balances.

(4)
Accounts written off.

S-1