Form 10-Q
period 2016-03-31
MAGELLAN HEALTH INC
filed 2016-05-05
CIK 19411

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6639

MAGELLAN HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1076937 (IRS Employer Identification No.)
4800 N. Scottsdale Rd, Suite 4400 Scottsdale, Arizona (Address of principal executive offices)	85251 (Zip code)

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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of March 31, 2016 was 24,760,539.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2015	March 31, 2016 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$115,432	$86,516
Restricted cash	133,597	80,848
Accounts receivable, less allowance for doubtful accounts of $3,246 and $3,731 at December 31, 2015 and March 31, 2016, respectively	428,644	446,514
Short-term investments (restricted investments of $277,556 and $268,887 at December 31, 2015 and March 31, 2016, respectively)	322,339	329,278
Pharmaceutical inventory	50,749	55,870
Other current assets (restricted deposits of $27,752 and $29,240 at December 31, 2015 and March 31, 2016, respectively)	46,921	67,828

Total Current Assets	1,097,682	1,066,854
Property and equipment, net	174,745	174,805
Restricted long-term investments	3,826	7,529
Deferred income taxes	26,836	27,313
Other long-term assets	11,207	20,566
Goodwill	621,390	634,474
Other intangible assets, net	133,374	128,012

Total Assets	$2,069,060	$2,059,553

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$86,484	$82,620
Accrued liabilities	139,726	152,516
Short-term contingent consideration	91,623	90,541
Medical claims payable	250,449	211,247
Other medical liabilities	136,939	138,350
Current maturities of long-term debt and capital lease obligations	19,014	22,559

Total Current Liabilities	724,235	697,833
Long-term debt and capital lease obligations	238,295	231,980
Tax contingencies	12,677	13,123
Long-term contingent consideration	803	2,863
Deferred credits and other long-term liabilities	20,930	20,719

Total Liabilities	996,940	966,518

Redeemable non-controlling interest	5,937	6,091
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2015 and March 31, 2016—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2015 and March 31, 2016—Issued and outstanding—51,340 shares and 24,692 shares at December 31, 2015, respectively, and 51,551 and 24,760 shares at March 31, 2016, respectively	513	515
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2015 and March 31, 2016—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	1,124,013	1,140,699
Retained earnings	1,211,310	1,224,547
Accumulated other comprehensive loss	(262)	(24)
Ordinary common stock in treasury, at cost, 26,648 shares and 26,791 shares at December 31, 2015 and March 31, 2016, respectively	(1,269,391)	(1,278,793)

Total Stockholders' Equity	1,066,183	1,086,944

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,069,060	$2,059,553

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2016
Net revenue:
Managed care and other	$748,650	$676,461
PBM and dispensing	232,318	440,561

Total net revenue	980,968	1,117,022

Cost and expenses:
Cost of care	522,328	457,631
Cost of goods sold	218,207	415,459
Direct service costs and other operating expenses(1)(2)	204,450	192,456
Depreciation and amortization	23,496	25,007
Interest expense	1,626	1,748
Interest income	(466)	(683)

Total costs and expenses	969,641	1,091,618

Income before income taxes	11,327	25,404
Provision for income taxes	4,133	12,013

Net income	7,194	13,391
Less: net (loss) income attributable to non-controlling interest	(94)	154

Net income attributable to Magellan Health, Inc.	$7,288	$13,237

Net income per common share attributable to Magellan Health, Inc.:
Basic (See Note B)	$0.29	$0.56
Diluted (See Note B)	$0.28	$0.54

(1)
Includes stock compensation expense of $13,901 and $8,887 for the three months ended March 31, 2015 and 2016, respectively.

(2)
Includes changes in fair value of contingent consideration of $14,969 and $(266) for the three months ended March 31, 2015 and 2016, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2016
Net income	$7,194	$13,391
Other comprehensive income:
Unrealized gains on available-for-sale securities(1)	69	238

Comprehensive income	7,263	13,629
Less: comprehensive (loss) income attributable to non-controlling interest	(94)	154

Comprehensive income attributable to Magellan Health, Inc.	$7,357	$13,475

(1)
Net of income tax provision of $45 and $146 for the three months ended March 31, 2015 and 2016, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2015	2016
Cash flows from operating activities:
Net income	$7,194	$13,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,496	25,007
Non-cash interest expense	99	102
Non-cash stock compensation expense	13,901	8,887
Non-cash income tax benefit	(2,263)	(538)
Non-cash amortization on investments	1,539	1,844
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	9,739	53,322
Accounts receivable, net	1,425	(13,538)
Pharmaceutical inventory	4,770	(5,121)
Other assets	(27,219)	(35,839)
Accounts payable and accrued liabilities	(25,887)	11,023
Medical claims payable and other medical liabilities	23,663	(38,292)
Contingent consideration	14,969	734
Tax contingencies	(787)	289
Deferred credits and other long-term liabilities	(480)	(227)
Other	(3)	34

Net cash provided by operating activities	44,156	21,078

Cash flows from investing activities:
Capital expenditures	(21,396)	(15,611)
Acquisitions and investments in businesses, net of cash acquired	(13,640)	(16,214)
Purchase of investments	(128,851)	(157,020)
Maturity of investments	92,499	144,902

Net cash used in investing activities	(71,388)	(43,943)

Cash flows from financing activities:
Payments to acquire treasury stock	(32,112)	(7,992)
Proceeds from exercise of stock options and warrants	36,900	7,784
Payments on long-term debt and capital lease obligations	(3,662)	(4,154)
Payments on contingent consideration	—	(2,000)
Tax benefit from exercise of stock options and vesting of stock awards	2,961	383
Other	(807)	(72)

Net cash provided by (used in) financing activities	3,280	(6,051)

Net decrease in cash and cash equivalents	(23,952)	(28,916)
Cash and cash equivalents at beginning of period	255,303	115,432

Cash and cash equivalents at end of period	$231,351	$86,516

Supplemental cash flow data:
Non-cash investing activites:
Property and equipment acquired under capital leases	$—	$1,293

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation ("Magellan"), include Magellan and its subsidiaries (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

        These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2015 and the notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2016.

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

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

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

Corporate

        This segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments, including costs related to being a publicly traded company. In order to better represent the operations of the Company's segments, effective January 1, 2016, the Company began allocating operational and corporate support costs to the Healthcare and Pharmacy segments. These costs, which were historically reported in the Corporate segment, include operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance and human resources. Prior period balances have been reclassified to reflect this change.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. In April 2016, the FASB issued ASU No 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which clarifies the performance obligations and licensing implementation guidance of ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09. These ASUs are effective for calendar years beginning after December 15, 2017. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position and cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12"), which revises the accounting treatment for stock compensation tied to performance targets. The amendments in this ASU are effective for calendar years beginning after December 15, 2015 and were adopted by the Company during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company's consolidated results of operations, financial position or cash flows.

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

        In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments in this ASU are effective for annual and interim reporting periods of public entities beginning after December 31, 2015 and were adopted by the Company during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company's consolidated results of operations, financial position or cash flows.

        In April 2015, the FASB issued ASU No. 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which provides guidance to clarify the customer's accounting for fees paid in a cloud computing arrangement. The amendments in this ASU are effective for annual and interim reporting periods of public entities beginning after December 31, 2015 and were adopted by the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

Company during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company's consolidated results of operations, financial position or cash flows.

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

        In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments" ("ASU 2015-16"). The amendment under this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU are effective for calendar years beginning after December 15, 2015 and were adopted by the Company during the quarter ended March 31, 2016. The effect of this guidance is immaterial to the Company's consolidated results of operations, financial position or cash flows.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position and cash flows.

        In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)" ("ASU 2016-09"). This ASU amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting period of public entities beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position and cash flows.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $646.1 million and $545.0 million for the three months ended March 31, 2015 and 2016, respectively.

        Fee-For-Service, Fixed Fee and Cost-Plus Contracts.    The Company has certain contracts with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to the Patient Protection and Affordable Care Act health insurer fee ("HIF fee") billed on a cost reimbursement basis. Revenues from these contracts approximated $79.0 million and $103.0 million for the three months ended March 31, 2015 and 2016, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues approximated $15.9 million and $19.8 million for the three months ended March 31, 2015 and 2016, respectively.

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

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $185.8 million and $335.0 million for the three months ended March 31, 2015 and 2016, respectively.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $46.5 million and $55.3 million for the three months ended March 31, 2015 and 2016, respectively.

        Medicare Part D.    The Company is contracted with the Centers for Medicare and Medicaid Services ("CMS") as a Prescription Drug Plan ("PDP") to provide prescription drug benefits to Medicare beneficiaries. Net revenues include insurance premiums earned by the PDP, which includes a direct premium paid by CMS and a beneficiary premium paid by the PDP member. In cases of low-income members, the beneficiary premium may be subsidized by CMS. The Company recognizes insurance premium revenues on a monthly basis on a per member basis for covered members. In addition to these premiums, net revenues includes certain payments from the members based on the members' actual prescription claims, including co-payments, coverage gap benefits, deductibles and co-insurance (collectively, "Member Responsibilities"). The Company receives a prospective subsidy payment from CMS each month to subsidize a portion of the Member Responsibilities for low-income members. If the prospective subsidy differs from actual prescription claims, the difference is recorded as either a receivable or payable on the consolidated balance sheets. The Company assumes no risk for the Member Responsibilities, including the portion subsidized by CMS. The Company recognizes revenues for Member Responsibilities, including the portion subsidized by CMS, on a gross basis as claims are adjudicated. The CMS also provides an annual risk corridor adjustment which compares the Company's actual drug costs incurred to the premiums received. Based on the risk corridor adjustment, the Company may receive additional premiums from CMS or may be required to refund CMS a portion of previously received premiums. The Company calculates the risk corridor adjustment on a quarterly basis and the amount is included in net revenues with a corresponding receivable or payable on the consolidated balance sheets. Medicare Part D revenues approximated $50.3 million for the three months ended March 31, 2016.

Significant Customers

Customers exceeding ten percent of the consolidated Company's net revenues

        The Company provides behavioral healthcare management and other related services to members in the state of Florida pursuant to contracts with the State of Florida (the "Florida Contracts"). The Company had behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which were part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees receive integrated healthcare

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

services, and in 2014 phased out the behavioral healthcare programs under which the Florida Areas' contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program ("the Florida Medicaid Contract"). The Florida Medicaid Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Medicaid Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contracts generated net revenues of $106.0 million and $130.8 million for the three months ended March 31, 2015 and 2016, respectively.

        Through December 31, 2015, the Company provided behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the "Iowa Contracts"). The Iowa Contracts terminated on December 31, 2015. The Iowa Contracts generated net revenues of $127.2 million and $4.4 million for the three months ended March 31, 2015 and 2016, respectively.

Customers exceeding ten percent of segment net revenues

        In addition to the Florida Contracts and the Iowa Contracts previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2015 and 2016 (in thousands):

Segment	Term Date	2015	2016
Healthcare
None
Pharmacy Management
Customer A	December 31, 2016	74,605	95,959

Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program. Net revenues from the Pennsylvania Counties in the aggregate totaled $91.6 million and $110.0 million for the three months ended March 31, 2015 and 2016, respectively.

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

MARCH 31, 2016

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's assets and liabilities that are required to be measured at fair value as of December 31, 2015 and March 31, 2016 (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$—	$6,009	$—	$6,009
Restricted cash(2)	—	82,808	—	82,808
Investments:
U.S. government and agency securities	5,514	—	—	5,514
Obligations of government-sponsored enterprises(3)	—	50,525	—	50,525
Corporate debt securities	—	268,976	—	268,976
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$5,514	$409,468	$—	$414,982

Liabilities
Contingent consideration	$—	$—	$92,426	$92,426

Total liabilities held at fair value	$—	$—	$92,426	$92,426

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(4)	$—	$123	$—	$123
Restricted cash(5)	—	46,898	—	46,898
Investments:
U.S. government and agency securities	5,127	—	—	5,127
Obligations of government-sponsored enterprises(6)	—	52,545	—	52,545
Corporate debt securities	—	277,985	—	277,985
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$5,127	$378,701	$—	$383,828

Liabilities
Contingent consideration	$—	$—	$93,404	$93,404

Total liabilities held at fair value	$—	$—	$93,404	$93,404

(1)
Excludes $109.4 million of cash held in bank accounts by the Company.

(2)
Excludes $50.8 million of restricted cash held in bank accounts by the Company.

(3)
Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

(4)
Excludes $86.4 million of cash held in bank accounts by the Company.

(5)
Excludes $34.0 million of restricted cash held in bank accounts by the Company.

(6)
Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

        For the three months ended March 31, 2016, the Company has not transferred any assets between fair value measurement levels.

        The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's term loan of $231.3 million as of March 31, 2016 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

        All of the Company's investments are classified as "available-for-sale" and are carried at fair value.

        The contingent consideration liability reflects the fair value of potential future payments related to the CDMI, LLC ("CDMI"), Cobalt Therapeutics, LLC ("Cobalt"), 4D Pharmacy Management Systems, Inc. ("4D") and The Management Group, LLC ("TMG") acquisitions. The CDMI purchase agreement provides for potential contingent payments up to a maximum aggregate amount of

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

$165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion and gross profit milestones through December 31, 2016. The 4D purchase agreement provided for potential contingent payments up to a maximum aggregate amount of $30.0 million. The potential future payments were contingent upon the achievement of certain growth targets in the underlying dual eligible membership served by 4D during calendar year 2015 and the retention of certain business. The Cobalt and TMG purchase agreements also provide for potential contingent payments of up to a maximum of $6.0 million and $15.0 million, respectively.

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

        For CDMI, the following unobservable inputs were used in the fair value measurement of contingent consideration: (i) discount rate of approximately 0.33 percent; (ii) probabilities of payment for the individual components of the contingent consideration arrangement of approximately zero to 100 percent; and (iii) projected payment dates of 2016. For CDMI, the Company estimated undiscounted future contingent payments of $90.1 million as of December 31, 2015 and March 31, 2016. As of March 31, 2016, the fair value of the short-term contingent consideration for CDMI was $90.0 million.

        For 4D, the Company estimated net undiscounted future contingent payments of $1.0 million as of December 31, 2015, which the Company settled in February 2016. For Cobalt and TMG the unobservable inputs used in the fair value measurement include the discount rate, probabilities of payment and projected payment dates.

        As of March 31, 2016, the fair value of the short-term and long-term contingent consideration was $90.5 million and $2.9 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. The change in the fair value of the contingent consideration was $(0.3) million for the three months ended March 31, 2016, which was recorded as direct service costs and other operating expenses in the consolidated statements of income. The decrease was mainly a result of changes in the estimated undiscounted liability.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

        The following table summarizes the Company's liability for contingent consideration for the three months ended (in thousands):

March 31, 2016
Balance as of beginning of period	$92,426
Acquistion of TMG	2,244
Change in fair value	(266)
Net payments	(1,000)

Balance as of end of period	$93,404

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At March 31, 2016, the Company's excess capital and undistributed earnings for the Company's regulated subsidiaries of $84.5 million are included in cash and cash equivalents.

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

        As of December 31, 2015 and March 31, 2016, there were no unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the three months

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

ended March 31, 2015 or 2016. The following is a summary of short-term and long-term investments at December 31, 2015 and March 31, 2016 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$5,524	$—	$(10)	$5,514
Obligations of government-sponsored enterprises(1)	50,575	4	(54)	50,525
Corporate debt securities	269,340	—	(364)	268,976
Certificates of deposit	1,150	—	—	1,150

Total investments at December 31, 2015	$326,589	$4	$(428)	$326,165

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$5,125	$2	$—	$5,127
Obligations of government-sponsored enterprises(2)	52,538	12	(5)	52,545
Corporate debt securities	278,034	45	(94)	277,985
Certificates of deposit	1,150	—	—	1,150

Total investments at March 31, 2016	$336,847	$59	$(99)	$336,807

(1)
Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

(2)
Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

        The maturity dates of the Company's investments as of March 31, 2016 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2016	$293,169	$293,121
2017	42,772	42,776
2018	906	910

Total investments at March 31, 2016	$336,847	$336,807

Income Taxes

        The Company's effective income tax rates were 36.5 percent and 47.3 percent for the three months ended March 31, 2015 and 2016, respectively. These rates differ from the federal statutory income tax

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the three months ended March 31, 2015 is lower than the effective rate for the three months ended March 31, 2016 mainly due to the reversal of tax contingencies in the prior year from the favorable settlement of state income tax examinations.

        The Company files a consolidated federal income tax return with most of its eighty-percent or more controlled subsidiaries. The Company files a separate consolidated federal income tax return for AlphaCare of New York, Inc. ("AlphaCare") and its parent, AlphaCare Holdings, Inc. ("AlphaCare Holdings"). The Company and its subsidiaries also file income tax returns in various state and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2012.

Net Operating Loss Carryforwards

        The Company has $2.4 million of federal net operating loss carryforwards ("NOLs") available to reduce its federal consolidated taxable income in 2016 and subsequent years. These NOLs will expire in 2018 and 2019 if not used and are subject to examination and adjustment by the Internal Revenue Service ("IRS"). AlphaCare has $37.6 million of federal NOLs available to reduce its consolidated taxable income in 2016 and subsequent years. These NOLs will expire in 2033 through 2035 if not used and are subject to examination and adjustment by the IRS. The Company and its subsidiaries also have $153.5 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2016 and subsequent years. Most of these state NOLs will expire in 2017 through 2035 if not used and are subject to examination and adjustment by the respective state tax authorities.

        Deferred tax assets as of December 31, 2015 and March 31, 2016 are shown net of valuation allowances of $15.5 million. These valuation allowances mostly relate to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

Health Care Reform

        The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. For 2015, the HIF fees were $26.5 million which has been paid. For 2016, the HIF is estimated to be $28.4 million, and is included in accrued liabilities in the consolidated balance sheets. Of these amounts, $6.9 million and $7.1 million was expensed in the three months ended March 31, 2015 and 2016, respectively, which was included in direct service costs and other operating expenses in the consolidated statements of income. The Company recorded revenues of $11.7 million and $11.3 million in the three months ended March 31, 2015 and 2016, respectively, associated with the accrual for the reimbursement of the economic impact of the HIF fees from its customers.

Stock Compensation

        At December 31, 2015 and March 31, 2016, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company recorded stock compensation expense of $13.9 million and $8.9 million for the three months ended March 31, 2015 and 2016, respectively. Stock compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2015 and 2016 has been reduced for forfeitures, estimated at between zero and four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2016 was $14.97 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 27.75 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the three months ended March 31, 2015 and 2016, $3.0 million and $0.4 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the three months ended March 31, 2015, the net change to additional paid in capital related to tax benefits (deficiencies) was $2.9 million, which includes $3.0 million of excess tax benefits offset by $(0.1) million of excess tax deficiencies. For the three months ended March 31, 2016, the net change to additional paid in capital related to tax benefits (deficiencies) was $0.3 million, which includes $0.4 million of excess tax benefits offset by $(0.1) million of excess tax deficiencies.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the three months ended March 31, 2016 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,939,840	$55.13
Granted	424,060	63.82
Forfeited	(13,426)	59.12
Exercised	(157,974)	48.30

Outstanding, end of period	3,192,500	$56.60

Vested and expected to vest at end of period	3,153,163	$56.54

Exercisable, end of period	1,823,039	$52.84

        All of the Company's options granted during the three months ended March 31, 2016 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards ("RSAs") for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Grant Fair Value
Outstanding, beginning of period	1,109,622	$57.88
Awarded	—	—
Vested	—	—
Forfeited	—	—

Outstanding, end of period	1,109,622	57.88

        Summarized information related to the Company's nonvested restricted stock units ("RSUs") for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Grant Fair Value
Outstanding, beginning of period	231,088	$61.53
Awarded	51,521	64.87
Vested	(51,356)	63.78
Forfeited	(6,552)	63.63

Outstanding, end of period	224,701	61.72

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

        The vesting period for RSAs ranges from 12 months to 42 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant. In addition, certain RSUs outstanding contain associated performance hurdle(s) that must be met in order for the awards to vest.

        Summarized information related to the Company's nonvested restricted performance stock units ("PSUs") for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Grant Fair Value
Outstanding, beginning of period	36,938	$85.00
Awarded	65,067	97.60
Vested	—	—
Forfeited	—	—

Outstanding, end of period	102,005	93.04

        The estimated fair value of the PSUs granted in the three months ended March 31, 2016 was $97.60, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1%, and expected volatility of 16% to 81% (average of 32%). The PSUs granted in the three months ended March 31, 2016, will entitle the grantee to receive a number of shares of the Company's common stock determined over a three-year performance period ending on December 31, 2018 and vesting on March 3, 2019, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company's Total Shareholder Return (as defined below), expressed as a percentile ranking of the Company's Total Shareholder Return as compared to the Company's Peer Group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total Shareholder Return is determined by dividing the average share value of the Company's Common Stock over the 30 trading days preceding January 1, 2019 by the average share value of the Company's Common Stock over the 30 trading days beginning on January 1, 2016, with a deemed reinvestment of any dividends declared during the performance period. The Company's Peer Group includes 56 companies which comprise the S&P Health Care Services Industry Index, which was selected by the Compensation Committee of the Company's Board of Directors and includes a range of healthcare companies operating in several business segments.

Long Term Debt and Capital Lease Obligations

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

aggregate principal amount of $250.0 million (the "2014 Credit Facility"). On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, however, the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

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

        On September 30, 2014, the Company completed a draw-down of the $250.0 million term loan. The borrowings will initially be maintained as a Eurodollar loan. The term loan is subject to certain quarterly amortization payments. As of March 31, 2016 the remaining balance on the term loan was $231.3 million. The term loan will mature on July 23, 2019. As of March 31, 2016, the term loan bore interest at a rate of 1.50 percent plus the London Interbank Offered Rate ("LIBOR"), which was equivalent to a total interest rate of 1.9329 percent. For the three months ended March 31, 2016, the weighted average interest rate was 1.9304 percent. As of March 31, 2016, the contractual maturities of the term loan were as follows: 2016—$12.5 million; 2017—$25.0 million; 2018—$25.0 million; and 2019—$168.8 million.

        There were $24.4 million and $24.6 million of capital lease obligations at December 31, 2015 and March 31, 2016, respectively. Included in long-term debt and capital lease obligations as of December 31, 2015 and March 31, 2015 are deferred loan issuance costs of $1.4 million and $1.4 million, respectively. The Company had $33.4 million and $30.5 million of letters of credit outstanding at December 31, 2015 and March 31, 2016, respectively, and no revolving loan borrowings at December 31, 2015 or March 31, 2016. On April 15, 2016, due to the timing of working capital needs, the Company borrowed $25.0 million of the available $250.0 million of revolving loans available under the 2014 Credit Facility.

Redeemable Non-Controlling Interest

        As of March 31, 2016 the Company held an 82% equity interest in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50% of the remaining shares prior to January 1, 2017 provided certain membership levels are attained. After December 31, 2016 the other shareholders of AlphaCare Holdings have the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE A—General (Continued)

right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016 the Company has the right to purchase all remaining shares. Non-controlling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. The carrying value of the non-controlling interest as of December 31, 2015 and March 31, 2016 was $5.9 million and $6.1 million, respectively. The $0.2 million increase in carrying value is a result of operating income. The Company evaluates the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company adjusts the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share ("EPS") calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of March 31, 2016, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

        In order to better represent the operations of the Company's segments, effective January 1, 2016, the Company began allocating operational and corporate support costs to the Healthcare and Pharmacy Management segments. For comparative presentation, the Company applied the allocation methodology retrospectively and reclassified direct service costs and other between segments for the three months ended March 31, 2015. The impact of these reclassifications are disclosed in Note C—"Business Segment Information".

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

        The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2016
Numerator:
Net income attributable to Magellan Health, Inc.	$7,288	$13,237

Denominator:
Weighted average number of common shares outstanding—basic	25,319	23,631
Common stock equivalents—stock options	450	257
Common stock equivalents—RSAs	514	547
Common stock equivalents—RSUs	46	30
Common stock equivalents—PSUs	68	28
Common stock equivalents—employee stock purchase plan	2	2

Weighted average number of common shares outstanding—diluted	26,399	24,495

Net income attributable to Magellan Health, Inc. per common share—basic	$0.29	$0.56

Net income attributable to Magellan Health, Inc. per common share—diluted	$0.28	$0.54

        The weighted average number of common shares outstanding for the three months ended March 31, 2015 and 2016 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2015 and 2016 represent stock options to purchase shares of the Company's common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 1.0 million and 1.5 million options for the three months ended March 31, 2015 and 2016, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

MARCH 31, 2016

(Unaudited)

NOTE C—Business Segment Information (Continued)

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2015
Managed care and other revenue	$699,593	$49,068	$(11)	$748,650
PBM and dispensing revenue	—	258,793	(26,475)	232,318
Cost of care	(522,333)	5	—	(522,328)
Cost of goods sold	—	(243,538)	25,331	(218,207)
Direct service costs and other(3)	(128,468)	(68,233)	(7,749)	(204,450)
Stock compensation expense(1)(3)	3,188	9,405	1,308	13,901
Changes in fair value of contingent consideration(1)	100	14,869	—	14,969
Less: non-controlling interest segment (loss) profit(2)	(120)	—	26	(94)

Segment profit (loss)	$52,200	$20,369	$(7,622)	$64,947

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2016
Managed care and other revenue	$618,928	$57,577	$(44)	$676,461
PBM and dispensing revenue	—	470,234	(29,673)	440,561
Cost of care	(457,631)	—	—	(457,631)
Cost of goods sold	—	(443,949)	28,490	(415,459)
Direct service costs and other(3)	(125,617)	(60,841)	(5,998)	(192,456)
Stock compensation expense(1)(3)	2,019	5,422	1,446	8,887
Changes in fair value of contingent consideration(1)	(320)	54	—	(266)
Less: non-controlling interest segment profit (loss)(2)	169	—	(4)	165

Segment profit (loss)	$37,210	$28,497	$(5,775)	$59,932

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

(3)
Effective January 1, 2016 the Company implemented changes related to the allocation of Corporate operational and support functions. These changes were applied retrospectively. The

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE C—Business Segment Information (Continued)

  following tables summarize, for the periods indicated, the changes by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2015
Segment profit (loss) before Corporate allocations	$67,948	$24,505	$(27,506)	$64,947
Allocated Corporate costs	(17,947)	(4,685)	22,632	—
Allocated Corporate stock compensation expense	2,199	549	(2,748)	—

Segment profit (loss)	$52,200	$20,369	$(7,622)	$64,947

Three Months Ended March 31, 2016
Segment profit (loss) before Corporate allocations	$53,527	$32,707	$(26,302)	$59,932
Allocated Corporate costs	(17,641)	(4,541)	22,182	—
Allocated Corporate stock compensation expense	1,324	331	(1,655)	—

Segment profit (loss)	$37,210	$28,497	$(5,775)	$59,932

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2015	2016
Segment profit	$64,947	$59,932
Stock compensation expense	(13,901)	(8,887)
Changes in fair value of contingent consideration	(14,969)	266
Non-controlling interest segment (loss) profit	(94)	165
Depreciation and amortization	(23,496)	(25,007)
Interest expense	(1,626)	(1,748)
Interest income	466	683

Income before income taxes	$11,327	$25,404

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

MARCH 31, 2016

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

        On October 26, 2015, the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2016

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

October 26, 2017. Pursuant to this program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - March 31, 2016	142,460	65.98	9.4

	487,504		$27.8

        The Company made additional open market purchases of 141,121 shares of the Company's common stock at an aggregate cost of $9.9 million (excluding broker commissions) during the period from April 1, 2016 through April 29, 2016.

NOTE E—Acquisitions

        Pursuant to the February 9, 2016 purchase agreement (the "TMG Agreement") with TMG, on February 29, 2016 the Company acquired all of the outstanding equity interests of TMG. TMG is a company with 30 years of expertise in community-based long-term care services and supports. As consideration for the transaction, the Company paid a base price of $15.0 million in cash, subject to working capital adjustments. In addition to the base purchase price, the TMG agreement provides for potential contingent payments up to a maximum aggregate of $15.0 million. The potential future payments are contingent upon the Company being awarded additional managed long-term services and supports contracts. The Company reports the results of operations of TMG within its Healthcare segment. The Company's estimated fair values of TMG's assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period as required.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of operations of Magellan and its subsidiaries should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016.

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

  •
  government regulation;

  •
  the Company's participation in Medicare Part D is subject to government regulation;

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

        Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading "Risk Factors" in Item 1A of Magellan's Annual Report on Form 10-K for the year ended December 31, 2015. When used in this Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," "should," and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

Business Overview

        The Company is engaged in the healthcare management business, and is focused on managing the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits and other specialty areas of healthcare. The Company develops innovative solutions that combine advanced analytics, agile technology and clinical excellence to drive better decision making, positively impact health outcomes and optimize the cost of care for the members we serve. The Company provides services to health plans and other MCOs, employers, labor unions, various military and governmental agencies and TPAs. The Company's business is divided into three segments, based on the services it provides and/or the customers it serves. See Note A—"General" for more information on the Company's business segments.

        The following tables summarize, for the periods indicated, revenues and covered lives for Healthcare by product classification and customer type (in thousands):

	Covered lives as of March 31, 2016
	Risk-based	ASO
Commercial
Behavioral(1)	13,535	10,275
Specialty	8,111	16,493
Government(2)	4,217	1,138

	Revenue for three months ended March 31, 2016
	Risk-based	ASO	Total
Commercial
Behavioral(1)	$81,276	$29,541	$110,817
Specialty	123,683	16,240	139,923
Government(2)	350,684	17,504	368,188

Total	$555,643	$63,285	$618,928

(1)
Includes revenues of $12.9 million from EAP services provided on a risk basis to health plans and employers with 11.0 million covered lives.

(2)
Includes revenues of $39.8 million from EAP services provided on a risk basis to federal governmental entities with 3.5 million covered lives.

        During three months ended March 31, 2016, Pharmacy Management paid 6.2 million adjusted commercial network claims in its PBM business, 18.7 million adjusted PBA claims and 25.8 thousand specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. As of March 31, 2016, Pharmacy Management had a generic dispensing rate of 84.8 percent within its commercial PBM business and served 1.7 million commercial PBM members, 11.7 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies, legal liabilities and contingent consideration payable. Actual results could differ from those estimates. Except as noted below, the Company's critical accounting policies are summarized in the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2016.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2015
Managed care and other revenue	$699,593	$49,068	$(11)	$748,650
PBM and dispensing revenue	—	258,793	(26,475)	232,318
Cost of care	(522,333)	5	—	(522,328)
Cost of goods sold	—	(243,538)	25,331	(218,207)
Direct service costs and other(3)	(128,468)	(68,233)	(7,749)	(204,450)
Stock compensation expense(1)(3)	3,188	9,405	1,308	13,901
Changes in fair value of contingent consideration(1)	100	14,869	—	14,969
Less: non-controlling interest segment (loss) profit(2)	(120)	—	26	(94)

Segment profit (loss)	$52,200	$20,369	$(7,622)	$64,947

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2016
Managed care and other revenue	$618,928	$57,577	$(44)	$676,461
PBM and dispensing revenue	—	470,234	(29,673)	440,561
Cost of care	(457,631)	—	—	(457,631)
Cost of goods sold	—	(443,949)	28,490	(415,459)
Direct service costs and other(3)	(125,617)	(60,841)	(5,998)	(192,456)
Stock compensation expense(1)(3)	2,019	5,422	1,446	8,887
Changes in fair value of contingent consideration(1)	(320)	54	—	(266)
Less: non-controlling interest segment profit (loss)(2)	169	—	(4)	165

Segment profit (loss)	$37,210	$28,497	$(5,775)	$59,932

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

(3)
Effective January 1, 2016 the Company implemented changes related to the allocation of Corporate operational and support functions. These changes were applied retrospectively. The following tables summarize, for the periods indicated, the changes by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended March 31, 2015
Segment profit (loss) before Corporate allocations	$67,948	$24,505	$(27,506)	$64,947
Allocated Corporate costs	(17,947)	(4,685)	22,632	—
Allocated Corporate stock compensation expense	2,199	549	(2,748)	—

Segment profit (loss)	$52,200	$20,369	$(7,622)	$64,947

Three Months Ended March 31, 2016
Segment profit (loss) before Corporate allocations	$53,527	$32,707	$(26,302)	$59,932
Allocated Corporate costs	(17,641)	(4,541)	22,182	—
Allocated Corporate stock compensation expense	1,324	331	(1,655)	—

Segment profit (loss)	$37,210	$28,497	$(5,775)	$59,932

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended March 31,
	2015	2016
Segment profit	$64,947	$59,932
Stock compensation expense	(13,901)	(8,887)
Changes in fair value of contingent consideration	(14,969)	266
Non-controlling interest segment (loss) profit	(94)	165
Depreciation and amortization	(23,496)	(25,007)
Interest expense	(1,626)	(1,748)
Interest income	466	683

Income before income taxes	$11,327	$25,404

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

        The following table reconciles Adjusted Net Income to net income attributable to Magellan Health, Inc. (in thousands):

	Three Months Ended March 31,
	2015	2016
Adjusted Net Income	$24,384	$19,429
Adjusted for acquisitions starting in 2013
Stock compensation relating to acquisitions	(8,338)	(4,556)
Changes in fair value of contingent consideration	(14,969)	266
Amortization of acquired intangibles	(4,383)	(5,780)
Tax impact	10,594	3,878

Net income attributable to Magellan Health, Inc.	$7,288	$13,237

        The following table reconciles Adjusted EPS to net income per common share attributable to Magellan Health, Inc.—diluted:

	Three Months Ended March 31,
	2015	2016
Adjusted EPS	$0.94	$0.79
Adjusted for acquisitions starting in 2013
Stock compensation relating to acquisitions	(0.32)	(0.19)
Changes in fair value of contingent consideration	(0.57)	0.01
Amortization of acquired intangibles	(0.17)	(0.23)
Tax impact	0.40	0.16

Net income per common share attributable to Magellan Health, Inc.—diluted	$0.28	$0.54

Quarter ended March 31, 2016 ("Current Year Quarter"), compared to the quarter ended March 31, 2015 ("Prior Year Quarter")

Healthcare

Net Revenue

        Net revenue related to Healthcare decreased by 11.5 percent or $80.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $162.7 million, unfavorable rate changes of $10.6 million, program changes of $6.2 million and other net unfavorable variances of $10.2 million. These decreases were partially offset by increased membership from existing customers of $79.4 million, contracts implemented after (or during) the Prior Year Quarter of $17.6 million, revenue for TMG acquired February 29, 2016 of $4.2 million, unfavorable retroactive rate adjustments in the Prior Year Quarter of $3.3 million, favorable retroactive rate adjustments in the Current Year Quarter of $3.3 million and the revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $1.2 million.

Cost of Care

        Cost of care decreased by 12.4 percent or $64.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $136.6 million, lower care associated with unfavorable rate changes of $14.1 million, program changes of $3.7 million and care trends and other net variances of $6.2 million. These decreases were partially offset by increased membership from existing customers of $70.9 million, favorable prior period medical claims development recorded in the Prior Year Quarter of $13.6 million and new contracts implemented after (or during) the Prior Year Quarter of $11.4 million. For our commercial contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 81.2 percent in the Prior Year Quarter to 84.5 percent in the Current Year Quarter, mainly due to favorable care development in the Prior Year Quarter and business mix. For our government contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 85.1 percent in the Prior Year Quarter to 84.9 percent in the Current Year Quarter, mainly due to favorable retroactive rate adjustments in the Current Year Quarter and business mix.

Direct Service Costs

        Direct service costs decreased by 2.2 percent or $2.9 million from the Prior Year Quarter to the Current Year Quarter primarily due to terminated contracts partially offset by costs to support new business and costs related to TMG. Direct service costs increased as a percentage of revenue from 18.4 percent in the Prior Year Quarter to 20.3 percent in the Current Year Quarter, mainly due to business mix changes related to terminated contracts and the acquisition of TMG.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management increased by 17.3 percent or $8.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased rebate revenue of $2.7 million, new contracts implemented after (or during) the Prior Year Quarter of $3.1 million and government pharmacy revenue of $3.1 million. These increases were partially offset by net unfavorable variances of $0.4 million.

PBM and Dispensing Revenue

        PBM and dispensing revenue related to Pharmacy Management increased by 81.7 percent or $211.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to revenue for 4D acquired on April 1, 2015 of $107.5 million, new contracts implemented after (or during) the Prior Year Quarter of $55.4 million, pharmacy employer revenue of $24.1 million, pharmacy MCO revenue of $19.2 million and net increased dispensing activity from existing customers of $5.4 million. These increases were partially offset by other net unfavorable variances of $0.2 million.

Cost of Goods Sold

        Cost of goods sold increased by 82.3 percent or $200.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to 4D acquired April 1, 2015 of $103.9 million, new contracts implemented before (or during) the Prior Year Quarter of $55.3 million, pharmacy MCO of $19.0 million, an increase in pharmacy employer of $18.4 million and net increased dispensing activity from existing customers of $4.5 million. These increases were partially offset by other net favorable variances of $0.7 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold increased from 94.1 percent in the Prior Year Quarter to 94.4 percent the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs decreased by 10.8 percent or $7.4 million from the Prior Year Quarter to the Current Year Quarter. This decrease mainly relates to changes in the fair value of contingent consideration related to the CDMI and 4D acquisitions of $14.9 million in the Prior Year Quarter and lower stock compensation expense of $4.0 million, which decreases were partially offset by additional costs from the acquisition of 4D, contract implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 22.2 percent in the Prior Year Quarter to 11.5 percent in the Current Year Quarter, mainly due to the increase in revenue from business growth and acquisition activity, and the decrease in expense for fair value of contingent consideration and stock compensation.

Corporate and Elimination

        Net expenses related to Corporate, which includes eliminations, decreased by 18.9 percent or $1.7 million, primarily due to lower discretionary benefit costs and lower stock compensation cost. As a percentage of revenue, corporate and elimination decreased from 0.9 percent in the Prior Year Quarter to 0.6 percent in the Current Year Quarter, mainly due to the net increase in the Company's revenue.

Depreciation and Amortization

        Depreciation and amortization expense increased by 6.4 percent or $1.5 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

        Interest expense was consistent with the Prior Quarter.

Interest Income

        Interest income increased by $0.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields.

Income Taxes

        The Company's effective income tax rates were 36.5 percent and 47.3 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter differs from the Prior Year Quarter mainly due to the reversal of tax contingencies in the Prior Year Quarter from the favorable settlement of state income tax examinations.

Outlook—Results of Operations

        The Company's Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 2—"Forward-Looking Statements" as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company's risk-based and other pharmacy contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general); (vi) the timing of acquisitions; (vii) changes in estimates regarding medical costs and IBNR; and (viii) changes in the estimates of contingent consideration.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of March 31, 2016, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $44.2 million and $21.1 million for the Prior Year Quarter and Current Year Quarter, respectively. The $23.1 million decrease in operating cash flows from the Prior Year Quarter is attributable to a net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change and a decrease in Segment Profit, partially offset by a decrease in tax payments between years.

        Restricted cash of $13.4 million in the Prior Year Quarter was shifted to restricted investments that increased operating cash flows. Restricted cash of $5.0 million in the Current Year Quarter was shifted from restricted investments that decreased operating cash flows. The net impact of the shift in restricted funds between periods is a decrease in operating cash flows of $18.4 million. Segment Profit for Current Year Quarter decreased $5.0 million from the Prior Year Quarter. Tax payments for the Current Year Quarter totaled $6.5 million, which represents a decrease of $0.3 million from the Prior Year Quarter.

        During the Current Year Quarter, the Company's restricted cash decreased $53.3 million. The change in restricted cash is attributable to the net decrease in restricted cash of $54.7 million associated with the Company's regulated entities and other net decreases of $3.6 million, which were partially offset by the net shift of restricted cash of $5.0 million from restricted investments. The net change in restricted cash for the Company's regulated entities is attributable to a net decrease in restricted cash requirements of $1.2 million that resulted in an operating cash flow source, and a net decrease in restricted cash of $53.5 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and accrued taxes, thus having no impact on operating cash flows.

        Investing Activities.    The Company utilized $21.4 million and $15.6 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture and leaseholds) and capitalized software for the Prior Year Quarter were $9.6 million and $11.8 million, respectively, as compared to additions for the Current Year Quarter related to hard assets and capitalized software of $4.5 million and $11.1 million, respectively.

        During the Prior Year Quarter and Current Year Quarter, the Company used net cash of $36.4 million and $12.1 million, respectively, for the net purchase of "available-for-sale" securities. In addition, during the Prior Year Quarter, the Company used net cash of $13.6 million for the acquisition of HSM Physical Health. During the Current Year Quarter, the Company used net cash of $16.7 million for the acquisition of TMG, partially offset by a working capital adjustment of $0.5 million related to the acquisition of 4D.

        Financing Activities.    During the Prior Year Quarter, the Company paid $32.1 million for the repurchase of treasury stock under the Company's share repurchase program, $3.1 million on debt obligations and $0.5 million on capital lease obligations. In addition, the Company received $36.9 million from the exercise of stock options and had other net favorable items of $2.1 million.

        During the Current Year Quarter, the Company paid $8.0 million for the repurchase of treasury stock under the Company's share repurchase program, $3.1 million on debt obligations, $1.1 million on capital lease obligations and had other net unfavorable items of $1.7 million. In addition, the Company received $7.8 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2016, the Company will have estimated capital expenditures of between $47.4 million and $57.4 million, contingent consideration payments of $90.1 million, and working capital increases of approximately $100 million, mainly for receivables from CMS and other parties related to our Part D business. The Company will likely draw on the 2014 Credit Facility to fund a portion of cash required for these activities as well as for potential acquisition activities, or to the extent that the anticipated timing of other receivables, payables or share repurchases changes during the year. On April 15, 2016, due to the timing of working capital needs, the Company borrowed $25.0 million of the $250.0 million of revolving loans available under the 2014 Credit Facility. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        Stock Repurchases.    On October 26, 2015, the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. See Note D—"Commitments and Contingencies" for more information on the Company's share repurchase program.

        Off-Balance Sheet Arrangements.    As of March 31, 2016, the Company has no material off-balance sheet arrangements.

        2014 Credit Facility.    On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million. On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, however, the Company holds an option to extend the 2014 Credit Facility for an additional one year period. See Note A—"General" for more information on the 2014 Credit Facility.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility. Based on the amount of cash equivalents and investments and the borrowing levels under the 2014 Credit Facility as of March 31, 2016, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

          a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of March 31, 2016. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

          b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There has been no material change in our risk factors as disclosed in Part I—Item 1A—"Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on February 29, 2016.

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

        On October 26, 2015, the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. Pursuant to this program, the Company made open market purchases during the three months ended March 31, 2016 as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
January 1 - 31, 2016	—	$—	—	$181.6
February 1 - 29, 2016	—	—	—	181.6
March 1 - 31, 2016	142,460	65.98	142,460	172.2

	142,460		142,460

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        The Company made additional open market purchases of 141,121 shares of the Company's common stock at an aggregate cost of $9.9 million (excluding broker commissions) during the period from April 1, 2016 through April 29, 2016, which was the date the repurchase program was completed.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	By-laws of the Company as amended and restated on April 4, 2016.
10.1
Form of Stock Option Agreement, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company's current report on Form 8-K, which was filed on March 7, 2016 and is incorporated herein by reference.
10.2
Form of Notice of Stock Option Grant, relating to options granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company's current report on Form 8-K, which was filed on March 7, 2016 and is incorporated herein by reference.
10.3
Form of Performance-Based Restricted Stock Unit Agreement, relating to performance-based restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company's current report on Form 8-K, which was filed on March 7, 2016 and is incorporated herein by reference.

Exhibit No.	Description
10.4	Form of Notice of Performance-Based Restricted Stock Unit Award, relating to performance-based restricted stock units granted under the Company's 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company's current report on Form 8-K, which was filed on March 7, 2016 and is incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016	MAGELLAN HEALTH, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)