Form 10-Q
period 2016-06-30
MAGELLAN HEALTH INC
filed 2016-07-29
CIK 19411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

        The number of shares of the registrant's Ordinary Common Stock outstanding as of June 30, 2016 was 24,581,451.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2015	June 30, 2016 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$115,432	$198,656
Restricted cash	133,597	80,642
Accounts receivable, less allowance for doubtful accounts of $3,246 and $3,384 at December 31, 2015 and June 30, 2016, respectively	428,644	506,980
Short-term investments (restricted investments of $277,556 and $246,968 at December 31, 2015 and June 30, 2016, respectively)	322,339	284,604
Pharmaceutical inventory	50,749	62,995
Other current assets (restricted deposits of $27,752 and $32,125 at December 31, 2015 and June 30, 2016, respectively)	46,921	75,808

Total Current Assets	1,097,682	1,209,685
Property and equipment, net	174,745	173,933
Restricted long-term investments	3,826	3,054
Deferred income taxes	26,836	25,364
Other long-term assets	11,207	38,736
Goodwill	621,390	634,613
Other intangible assets, net	133,374	116,012

Total Assets	$2,069,060	$2,201,397

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$86,484	$71,440
Accrued liabilities	139,726	171,102
Short-term contingent consideration	91,623	594
Medical claims payable	250,449	216,793
Other medical liabilities	136,939	136,637
Current maturities of long-term debt and capital lease obligations	19,014	50,516

Total Current Liabilities	724,235	647,082
Long-term debt and capital lease obligations	238,295	426,175
Tax contingencies	12,677	13,681
Long-term contingent consideration	803	3,214
Deferred credits and other long-term liabilities	20,930	21,975

Total Liabilities	996,940	1,112,127

Redeemable non-controlling interest	5,937	4,368
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2015 and June 30, 2016—Issued and outstanding—none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2015 and June 30, 2016—Issued and outstanding—51,340 shares and 24,692 shares at December 31, 2015, respectively, and 51,605 and 24,581 shares at June 30, 2016, respectively	513	516
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2015 and June 30, 2016—Issued and outstanding—none	—	—
Other Stockholders' Equity:
Additional paid-in capital	1,124,013	1,150,756
Retained earnings	1,211,310	1,228,505
Accumulated other comprehensive loss	(262)	(26)
Ordinary common stock in treasury, at cost, 26,648 shares and 27,024 shares at December 31, 2015 and June 30, 2016, respectively	(1,269,391)	(1,294,849)

Total Stockholders' Equity	1,066,183	1,084,902

Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,069,060	$2,201,397

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net revenue:
Managed care and other	$776,240	$699,861	$1,524,890	$1,376,322
PBM and dispensing	381,367	464,484	613,685	905,045

Total net revenue	1,157,607	1,164,345	2,138,575	2,281,367

Cost and expenses:
Cost of care	568,288	472,529	1,090,616	930,160
Cost of goods sold	361,409	436,930	579,616	852,389
Direct service costs and other operating expenses(1)(2)(3)	191,455	214,077	395,905	406,533
Depreciation and amortization	25,022	25,580	48,518	50,587
Interest expense	1,653	1,994	3,279	3,742
Interest income	(500)	(692)	(966)	(1,375)

Total costs and expenses	1,147,327	1,150,418	2,116,968	2,242,036

Income before income taxes	10,280	13,927	21,607	39,331
Provision for income taxes	5,987	12,615	10,120	24,628

Net income	4,293	1,312	11,487	14,703
Less: net (loss) income attributable to non-controlling interest	(350)	(2,646)	(444)	(2,492)

Net income attributable to Magellan Health, Inc.	$4,643	$3,958	$11,931	$17,195

Net income per common share attributable to Magellan Health, Inc.:
Basic (See Note B)	$0.18	$0.17	$0.47	$0.73
Diluted (See Note B)	$0.17	$0.16	$0.45	$0.70

(1)
Includes stock compensation expense of $13,795 and $9,510 for the three months ended June 30, 2015 and 2016, respectively, and $27,696 and $18,397 for the six months ended June 30, 2015 and 2016, respectively.

(2)
Includes changes in fair value of contingent consideration of $2,567 and $463 for the three months ended June 30, 2015 and 2016, respectively, and $17,536 and $197 for the six months ended June 30, 2015 and 2016, respectively.

(3)
Includes impairment of intangible assets of $4,800 for the three and six months ended June 30, 2016.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net income	$4,293	$1,312	$11,487	$14,703
Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities(1)	(93)	(2)	(24)	236

Comprehensive income	4,200	1,310	11,463	14,939
Less: comprehensive (loss) income attributable to non-controlling interest	(350)	(2,646)	(444)	(2,492)

Comprehensive income attributable to Magellan Health, Inc.	$4,550	$3,956	$11,907	$17,431

(1)
Net of income tax (benefit) provision of $(48) and $1 for the three months ended June 30, 2015 and 2016, respectively, and $(2) and $147 for the six months ended June 30, 2015 and 2016, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2015	2016
Cash flows from operating activities:
Net income	$11,487	$14,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,518	50,587
Non-cash impairment of intangible asset	—	4,800
Non-cash interest expense	197	204
Non-cash stock compensation expense	27,696	18,397
Non-cash income tax (benefit) provision	(3,323)	1,570
Non-cash amortization on investments	2,966	3,147
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	84,004	53,528
Accounts receivable, net	(32,064)	(74,430)
Pharmaceutical inventory	(2,919)	(12,246)
Other assets	(31,551)	(56,460)
Accounts payable and accrued liabilities	(72,439)	14,050
Medical claims payable and other medical liabilities	45,544	(34,460)
Contingent consideration	36,245	(50,904)
Tax contingencies	(578)	647
Deferred credits and other long-term liabilities	(1,059)	663
Other	(48)	23

Net cash provided by (used in) operating activities	112,676	(66,181)

Cash flows from investing activities:
Capital expenditures	(37,653)	(30,522)
Acquisitions and investments in businesses, net of cash acquired	(55,943)	(16,050)
Purchase of investments	(293,348)	(211,061)
Maturity of investments	215,984	246,786

Net cash used in investing activities	(170,960)	(10,847)

Cash flows from financing activities:
Proceeds from issuance of debt	—	225,000
Payments to acquire treasury stock	(68,783)	(25,458)
Proceeds from exercise of stock options and warrants	49,170	9,691
Payments on long-term debt and capital lease obligations	(8,299)	(9,401)
Payments on contingent consideration	(4,439)	(39,958)
Tax benefit from exercise of stock options and vesting of stock awards	3,774	472
Other	(616)	(94)

Net cash (used in) provided by financing activities	(29,193)	160,252

Net (decrease) increase in cash and cash equivalents	(87,477)	83,224
Cash and cash equivalents at beginning of period	255,303	115,432

Cash and cash equivalents at end of period	$167,826	$198,656

Supplemental cash flow data:
Non-cash investing activites:
Property and equipment acquired under capital leases	$1,987	$4,010

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE A—General

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation ("Magellan"), include Magellan and its subsidiaries (together with Magellan, the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission's (the "SEC") instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

JUNE 30, 2016

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

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08"), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which clarifies the performance obligations and licensing implementation guidance of ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09. These ASUs are effective for calendar years beginning after December 15, 2017. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operations, financial position and cash flows.

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

        In April 2015, the FASB issued ASU No. 2015-05, "Intangibles—Goodwill and Other—Internal—Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which provides guidance to clarify the customer's accounting for fees

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

paid in a cloud computing arrangement. The amendments in this ASU are effective for annual and interim reporting periods of public entities beginning after December 31, 2015 and were adopted by the Company on a prospective basis during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company's consolidated results of operations, financial position or cash flows.

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

        In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This ASU amends the accounting on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 31, 2018. The Company is currently assessing the potential impact this ASU will have on the Company's consolidated results of operation, financial positions and cash flows.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

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

Managed Care and Other Revenue

        Managed Care Revenue.    Managed care revenue, inclusive of revenue from the Company's risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period that terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $668.6 million and $1,314.9 million for the three and six months ended June 30, 2015, respectively and $570.8 million and $1,115.8 million for the three and six months ended June 30, 2016, respectively.

        Fee-For-Service, Fixed Fee and Cost-Plus Contracts.    The Company has certain contracts with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to the Patient Protection and Affordable Care Act health insurer fee ("HIF fee") billed on a cost reimbursement basis. Revenues from these contracts approximated $86.7 million and $163.6 million for the three and six months ended June 30, 2015, respectively, and $102.6 million and $205.6 million for the three and six months ended June 30, 2016, respectively.

        Rebate Revenue.    The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company's clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues approximated $16.9 million and $32.8 million for the three and six months ended June 30, 2015, respectively, and $21.3 million and $41.1 million for the three and six months ended June 30, 2016, respectively.

        In relation to the Company's PBM business, the Company administers rebate programs through which it receives rebates from pharmaceutical manufacturers that are shared with its customers. The

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

Company recognizes rebates when the Company is entitled to them and when the amounts of the rebates are determinable. The amount recorded for rebates earned by the Company from the pharmaceutical manufacturers is recorded as a reduction of cost of goods sold.

PBM and Dispensing Revenue

        Pharmacy Benefit Management Revenue.    The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client's members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $330.0 million and $515.8 million for the three and six months ended June 30, 2015, respectively, and $362.0 million and $697.0 million for the three and six months ended June 30, 2016, respectively.

        Dispensing Revenue.    The Company recognizes dispensing revenue, which includes the co-payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company's customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $51.4 million and $97.9 million for the three and six months ended June 30, 2015, respectively, and $54.4 million and $109.7 million for the three and six months ended June 30, 2016, respectively.

        Medicare Part D.    The Company is contracted with the Centers for Medicare and Medicaid Services ("CMS") as a Prescription Drug Plan ("PDP") to provide prescription drug benefits to Medicare beneficiaries. Net revenues include insurance premiums earned by the PDP, which includes a direct premium paid by CMS and a beneficiary premium paid by the PDP member. In cases of low-income members, the beneficiary premium may be subsidized by CMS. The Company recognizes insurance premium revenues on a monthly basis on a per member basis for covered members. In addition to these premiums, net revenues includes certain payments from the members based on the members' actual prescription claims, including co-payments, coverage gap benefits, deductibles and co-insurance (collectively, "Member Responsibilities"). The Company receives a prospective subsidy payment from CMS each month to subsidize a portion of the Member Responsibilities for low-income members. If the prospective subsidy differs from actual prescription claims, the difference is recorded as either a receivable or payable on the consolidated balance sheets. The Company assumes no risk for the Member Responsibilities, including the portion subsidized by CMS. The Company recognizes revenues for Member Responsibilities, including the portion subsidized by CMS, on a gross basis as claims are adjudicated. The CMS also provides an annual risk corridor adjustment which compares the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

Company's actual drug costs incurred to the premiums received. Based on the risk corridor adjustment, the Company may receive additional premiums from CMS or may be required to refund CMS a portion of previously received premiums. The Company calculates the risk corridor adjustment on a quarterly basis and the amount is included in net revenues with a corresponding receivable or payable on the consolidated balance sheets. Medicare Part D revenues approximated $48.1 million and $98.4 million for the three and six months ended June 30, 2016.

Significant Customers

Customers exceeding ten percent of the consolidated Company's net revenues

        The Company provides behavioral healthcare management and other related services to members in the state of Florida pursuant to contracts with the State of Florida (the "Florida Contracts"). The Company had behavioral healthcare contracts with various areas in the State of Florida (the "Florida Areas") which were part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees receive integrated healthcare services, and in 2014 phased out the behavioral healthcare programs under which the Florida Areas' contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program ("the Florida Medicaid Contract"). The Florida Medicaid Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Medicaid Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contracts generated net revenues of $218.0 million and $267.8 million for the six months ended June 30, 2015 and 2016, respectively.

        Through December 31, 2015, the Company provided behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the "Iowa Contracts"). The Iowa Contracts terminated on December 31, 2015. The Iowa Contracts generated net revenues of $261.9 million and $7.4 million for the six months ended June 30, 2015 and 2016, respectively.

Customers exceeding ten percent of segment net revenues

        In addition to the Florida Contracts and the Iowa Contracts previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2015 and 2016 (in thousands):

Segment	Term Date	2015	2016
Healthcare
None
Pharmacy Management
Customer A	December 31, 2016	$158,132	$193,956

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

Concentration of Business

        The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the "Pennsylvania Counties") which are part of the Pennsylvania Medicaid program, and with members under its contract with CMS. Net revenues from the Pennsylvania Counties in the aggregate totaled $186.1 million and $226.0 million for the six months ended June 30, 2015 and 2016, respectively. Net revenues from members in relation to its contract with CMS in aggregate totaled $115.5 million for the six months ended June 30, 2016, of which $98.4 million is Medicare Part D revenue.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's assets and liabilities that are required to be measured at fair value as of December 31, 2015 and June 30, 2016 (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$—	$6,009	$—	$6,009
Restricted cash(2)	—	82,808	—	82,808
Investments:
U.S. government and agency securities	5,514	—	—	5,514
Obligations of government-sponsored enterprises(3)	—	50,525	—	50,525
Corporate debt securities	—	268,976	—	268,976
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$5,514	$409,468	$—	$414,982

Liabilities
Contingent consideration	$—	$—	$92,426	$92,426

Total liabilities held at fair value	$—	$—	$92,426	$92,426

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(4)	$—	$65,785	$—	$65,785
Restricted cash(5)	—	59,706	—	59,706
Investments:
U.S. government and agency securities	5,132	—	—	5,132
Obligations of government-sponsored enterprises(6)	—	54,708	—	54,708
Corporate debt securities	—	226,668	—	226,668
Certificates of deposit	—	1,150	—	1,150

Total assets held at fair value	$5,132	$408,017	$—	$413,149

Liabilities
Contingent consideration	$—	$—	$3,808	$3,808

Total liabilities held at fair value	$—	$—	$3,808	$3,808

(1)
Excludes $109.4 million of cash held in bank accounts by the Company.

(2)
Excludes $50.8 million of restricted cash held in bank accounts by the Company.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

(3)
Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

(4)
Excludes $132.9 million of cash held in bank accounts by the Company.

(5)
Excludes $20.9 million of restricted cash held in bank accounts by the Company.

(6)
Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

        For the six months ended June 30, 2016, the Company has not transferred any assets between fair value measurement levels.

        The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair value of the Company's term loans of $428.1 million as of June 30, 2016 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

        As of the balance sheet date, the fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, projected revenues, gross profits, client base, member engagement, and new contract execution. The projected revenues, gross profits, client base, member engagement and new contract execution are derived from the Company's latest internal operational forecasts. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates or projected payment dates may result in a change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurement guidance.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

        For CDMI, the Company estimated undiscounted future contingent payments of $90.1 million as of December 31, 2015, which the Company settled in June 2016. For 4D, the Company estimated net undiscounted future contingent payments of $1.0 million as of December 31, 2015, which the Company settled in February 2016. For Cobalt and TMG the unobservable inputs used in the fair value measurement include the discount rate, probabilities of payment and projected payment dates.

        As of June 30, 2016, the fair value of the short-term and long-term contingent consideration was $0.6 million and $3.2 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. The change in the fair value of the contingent consideration was $0.5 million and $0.2 million for the three and six months ended June 30, 2016, respectively, which was recorded as direct service costs and other operating expenses in the consolidated statements of income. The increase was mainly a result of changes in present value and the estimated undiscounted liability.

        The following table summarizes the Company's liability for contingent consideration for the six months ended (in thousands):

June 30, 2016
Balance as of beginning of period	$92,426
Acquistion of TMG	2,244
Change in fair value	197
Net payments	(91,059)

Balance as of end of period	$3,808

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At June 30, 2016, the Company's excess capital and undistributed earnings for the Company's regulated subsidiaries of $78.5 million are included in cash and cash equivalents.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

        As of December 31, 2015 and June 30, 2016, there were no unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the six months ended June 30, 2015 or 2016. The following is a summary of short-term and long-term investments at December 31, 2015 and June 30, 2016 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$5,524	$—	$(10)	$5,514
Obligations of government-sponsored enterprises(1)	50,575	4	(54)	50,525
Corporate debt securities	269,340	—	(364)	268,976
Certificates of deposit	1,150	—	—	1,150

Total investments at December 31, 2015	$326,589	$4	$(428)	$326,165

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$5,126	$6	$—	$5,132
Obligations of government-sponsored enterprises(2)	54,688	20	—	54,708
Corporate debt securities	226,735	26	(93)	226,668
Certificates of deposit	1,150	—	—	1,150

Total investments at June 30, 2016	$287,699	$52	$(93)	$287,658

(1)
Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

(2)
Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

        The maturity dates of the Company's investments as of June 30, 2016 are summarized below (in thousands):

	Amortized Cost	Estimated Fair Value
2016	$215,467	$215,426
2017	69,737	69,730
2018	2,495	2,502

Total investments at June 30, 2016	$287,699	$287,658

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

Income Taxes

        The Company's effective income tax rates were 46.8 percent and 62.6 percent for the six months ended June 30, 2015 and 2016, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2015 is lower than the effective rate for the six months ended June 30, 2016 mainly due to valuation allowance increases in 2016 with respect to losses at AlphaCare of New York, Inc. ("AlphaCare").

        The Company files a consolidated federal income tax return with most of its eighty-percent or more controlled subsidiaries. The Company files a separate consolidated federal income tax return for AlphaCare and its parent, AlphaCare Holdings, Inc. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions. With few exceptions, the Company is no longer subject to state or local income tax assessments by tax authorities for years ended prior to 2012.

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

        Deferred tax assets as of December 31, 2015 and June 30, 2016 are shown net of valuation allowances of $15.5 million and $20.2 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company's financial condition and results of operations.

Health Care Reform

        The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. For 2015, the HIF fees were $26.5 million which has been paid. For 2016, the HIF fees are estimated to be $26.3 million, and are included in accrued liabilities in the consolidated balance sheets. Of these amounts, $6.3 million and $13.2 million was expensed in the three and six months ended June 30, 2015 and $6.1 million and $13.2 million was expensed in the three and six months ended June 30, 2016, respectively, which was included in direct service costs and other operating expenses in the consolidated statements of income. The Company recorded revenues of $10.7 million and $22.4 million in the three and six months ended June 30, 2015, respectively, and $10.1 million and $21.4 million in the three and six months ended June 30, 2016, respectively, associated with the accrual for the reimbursement of the economic impact of the HIF fees from its customers.

Stock Compensation

        At December 31, 2015 and June 30, 2016, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company recorded stock compensation expense of $13.8 million and $27.7 million for the three and six months ended June 30, 2015 and $9.5 million and $18.4 million for the three and six months ended June 30, 2016, respectively. Stock compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2015 and 2016 has been reduced for forfeitures, estimated at between zero and four percent for both periods.

        The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2016 was $15.04 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 27.75 percent based on the historical volatility of the Company's stock price.

        The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the six months ended June 30, 2015 and 2016, $3.8 million and $0.5 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the six months ended June 30, 2015, the net change to additional paid in capital related to tax benefits (deficiencies) was $3.7 million, which includes $3.8 million of excess tax benefits offset by $(0.1) million of excess tax deficiencies. For the six months ended June 30, 2016, the net change to additional paid in capital related to tax benefits (deficiencies) was $0.3 million, which includes $0.5 million of excess tax benefits offset by $(0.2) million of excess tax deficiencies.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

        Summarized information related to the Company's stock options for the six months ended June 30, 2016 is as follows:

	Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,939,840	$55.13
Granted	445,560	64.08
Forfeited	(45,263)	51.07
Exercised	(195,202)	49.00

Outstanding, end of period	3,144,935	$56.84

Vested and expected to vest at end of period	3,111,786	$56.78

Exercisable, end of period	1,785,957	$53.13

        All of the Company's options granted during the six months ended June 30, 2016 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

        Summarized information related to the Company's nonvested restricted stock awards ("RSAs") for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,109,622	$57.88
Awarded	16,065	65.36
Vested	(20,115)	67.12
Forfeited	—	—

Outstanding, end of period	1,105,572	57.82

        Summarized information related to the Company's nonvested restricted stock units ("RSUs") for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	231,088	$61.53
Awarded	51,521	64.87
Vested	(51,419)	63.77
Forfeited	(13,713)	63.59

Outstanding, end of period	217,477	61.66

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

        The vesting period for RSAs ranges from 12 months to 42 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant. In addition, certain RSUs outstanding contain associated performance hurdle(s) that must be met in order for the awards to vest.

        Summarized information related to the Company's nonvested restricted performance stock units ("PSUs") for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	36,938	$85.00
Awarded	65,067	97.60
Vested	—	—
Forfeited	—	—

Outstanding, end of period	102,005	93.04

        The estimated fair value of the PSUs granted in the six months ended June 30, 2016 was $97.60, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1%, and expected volatility of 16% to 81% (average of 32%). The PSUs granted in the six months ended June 30, 2016, will entitle the grantee to receive a number of shares of the Company's common stock determined over a three-year performance period ending on December 31, 2018 and vesting on March 3, 2019, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company's total shareholder return (as defined below), expressed as a percentile ranking of the Company's total shareholder return as compared to the Company's peer group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company's common stock over the 30 trading days preceding January 1, 2019 by the average share value of the Company's common stock over the 30 trading days beginning on January 1, 2016, with a deemed reinvestment of any dividends declared during the performance period. The Company's peer group includes 56 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company's board of directors and includes a range of healthcare companies operating in several business segments.

Long Term Debt and Capital Lease Obligations

        On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

aggregate principal amount of $250.0 million (the "2014 Credit Facility"). On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019; however, the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

        Under the 2014 Credit Facility, the annual interest rate on revolving and term loan borrowings is equal to (i) in the case of base rate loans, the sum of a borrowing margin of 0.50 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00 percent, or (ii) in the case of Eurodollar rate loans, the sum of a borrowing margin of 1.50 percent plus the Eurodollar rate for the selected interest period based on the Company's current total leverage ratio. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion, with the borrowing margin for these loans adjusted from time to time based on the Company's total leverage ratio. Letters of credit issued bear interest at the rate of 1.625 percent and the commitment commission on the 2014 Credit Facility is 0.20 percent of the unused Revolving Loan Commitment, both of which are based on the Company's current total leverage ratio. These rates shall be adjusted from time to time based on the Company's total leverage ratio.

        Under the 2014 Credit Facility, on September 30, 2014, the Company completed a draw-down of the $250.0 million term loan (the "2014 Term Loan"). The borrowings will initially be maintained as a Eurodollar loan. The 2014 Term Loan is subject to certain quarterly amortization payments. As of June 30, 2016 the remaining balance on the 2014 Term Loan was $228.1 million. The 2014 Term Loan will mature on July 23, 2019. As of June 30, 2016, the 2014 Term Loan bore interest at a rate of 1.50 percent plus the London Interbank Offered Rate ("LIBOR"), which was equivalent to a total interest rate of 1.9603 percent. For the six months ended June 30, 2016, the weighted average interest rate was 1.9358 percent.

        On June 27, 2016, the Company entered into a $200.0 million Credit Agreement with various lenders that provides for a $200.0 million term loan (the "2016 Term Loan") to Magellan Pharmacy Services, Inc. (the "2016 Credit Facility"). The 2016 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on December 29, 2017.

        Under the 2016 Credit Facility, the annual interest rate on the term loan is equal to (i) in the case of base rate loans, the sum of a borrowing margin of 0.375 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight "federal funds" rate, or the Eurodollar rate for one month plus 1.00 percent, or (ii) in the case of Eurodollar rate loans, the sum of a borrowing margin of 1.375 percent plus the Eurodollar rate for the selected interest period, based on the Company's current total leverage ratio. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion, with the borrowing margin for these loans adjusted from time to time based on the Company's total leverage ratio.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

        The borrowings under the 2016 Term Loan will initially be maintained as a Eurodollar loan. As of June 30, 2016 the remaining balance on the 2016 Term Loan was $200.0 million and bore interest at a rate of 1.375 percent plus the London Interbank Offered Rate ("LIBOR"), which was equivalent to a total interest rate of 1.8283 percent.

        As of June 30, 2016, the contractual maturities of the term loans under the 2014 Credit Facility and the 2016 Credit Facility were as follows: 2016—$9.4 million; 2017—$225.0 million; 2018—$25.0 million; and 2019—$168.7 million. The Company had $33.4 million and $33.7 million of letters of credit outstanding at December 31, 2015 and June 30, 2016, respectively. The Company had no revolving loan borrowings at December 31, 2015. In April 2016, due to the timing of working capital needs, the Company borrowed $25.0 million of the available revolving loans under the 2014 Credit Facility, which remains outstanding on June 30, 2016. In July 2016, due to the timing of working capital needs, the Company borrowed an additional net $25.0 million of the available revolving loans under the 2014 Credit Facility. As of July 22, 2016, there are $166.3 million of revolving loans available under the 2014 Credit Facility.

        There were $24.4 million and $25.2 million of capital lease obligations at December 31, 2015 and June 30, 2016, respectively. Included in long-term debt and capital lease obligations as of December 31, 2015 and June 30, 2016 are deferred loan issuance costs of $1.4 million and $1.6 million, respectively.

Redeemable Non-Controlling Interest

        As of June 30, 2016, the Company held an equity interest of approximately 84% in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50% of the remaining shares prior to January 1, 2017, provided certain membership levels are attained. After December 31, 2016, the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016, the Company has the right to purchase all remaining shares. Non-controlling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders' equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income or loss or its redemption value. The carrying value of the non-controlling interest as of December 31, 2015 and June 30, 2016 was $5.9 million and $4.4 million, respectively. The $1.5 million decrease in carrying value is a result of operating losses, partially offset by the impact of additional capital provided by the Company. The Company evaluates the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company adjusts the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share ("EPS") calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of June 30, 2016, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE A—General (Continued)

Intangible Assets

        The Company reviews other intangible assets for impairment when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets. During the second quarter of 2016, the Company recognized $4.8 million in impairment charges, which are reflected in direct service costs and other operating expenses in the consolidated statements of income and reported within the Healthcare segment. The fair value of the impairment was determined using the income method, which resulted in the full impairment of the customer agreement intangible asset recorded in conjunction with the AlphaCare acquisition.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

        In order to better represent the operations of the Company's segments, effective January 1, 2016, the Company began allocating operational and corporate support costs to the Healthcare and Pharmacy Management segments. For comparative presentation, the Company applied the allocation methodology retrospectively and reclassified direct service costs and other between segments for the three and six months ended June 30, 2015. The impact of these reclassifications are disclosed in Note C—"Business Segment Information".

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

        The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Numerator:
Net income attributable to Magellan Health, Inc.	$4,643	$3,958	$11,931	$17,195

Denominator:
Weighted average number of common shares outstanding—basic	25,684	23,516	25,502	23,570
Common stock equivalents—stock options	362	355	406	306
Common stock equivalents—RSAs	654	619	584	583
Common stock equivalents—RSUs	26	23	36	27
Common stock equivalents—PSUs	49	31	58	29
Common stock equivalents—employee stock purchase plan	1	2	2	2

Weighted average number of common shares outstanding—diluted	26,776	24,546	26,588	24,517

Net income attributable to Magellan Health, Inc. per common share—basic	$0.18	$0.17	$0.47	$0.73

Net income attributable to Magellan Health, Inc. per common share—diluted	$0.17	$0.16	$0.45	$0.70

        The weighted average number of common shares outstanding for the six months ended June 30, 2015 and 2016 were calculated using outstanding shares of the Company's common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the six months ended June 30, 2015 and 2016 represent stock options to purchase shares of the Company's common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

        The Company had additional potential dilutive securities outstanding representing 0.8 million and 0.9 million options for the three and six months ended June 30, 2015, respectively, and 1.2 million and 1.1 million options for the three and six months ended June 30, 2016, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2015
Managed care and other revenue	$722,471	$53,782	$(13)	$776,240
PBM and dispensing revenue	—	408,924	(27,557)	381,367
Cost of care	(568,288)	—	—	(568,288)
Cost of goods sold	—	(387,828)	26,419	(361,409)
Direct service costs and other(3)	(124,779)	(61,038)	(5,638)	(191,455)
Stock compensation expense(1)(3)	1,784	10,339	1,672	13,795
Changes in fair value of contingent consideration(1)	71	2,496	—	2,567
Less: non-controlling interest segment profit (loss)(2)	(273)	—	(77)	(350)

Segment profit (loss)	$31,532	$26,675	$(5,040)	$53,167

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2016
Managed care and other revenue	$637,970	$61,975	$(84)	$699,861
PBM and dispensing revenue	—	495,399	(30,915)	464,484
Cost of care	(472,529)	—	—	(472,529)
Cost of goods sold	—	(466,637)	29,707	(436,930)
Direct service costs and other(3)	(139,965)	(64,086)	(10,026)	(214,077)
Stock compensation expense(1)(3)	2,451	5,548	1,511	9,510
Changes in fair value of contingent consideration(1)	390	73	—	463
Impairment of intangible assets(1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss)(2)	(1,305)	—	(7)	(1,312)

Segment profit (loss)	$34,422	$32,272	$(9,800)	$56,894

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2015
Managed care and other revenue	$1,422,064	$102,850	$(24)	$1,524,890
PBM and dispensing revenue	—	667,717	(54,032)	613,685
Cost of care	(1,090,621)	5	—	(1,090,616)
Cost of goods sold	—	(631,366)	51,750	(579,616)
Direct service costs and other(3)	(253,247)	(129,271)	(13,387)	(395,905)
Stock compensation expense(1)(3)	4,972	19,744	2,980	27,696
Changes in fair value of contingent consideration(1)	171	17,365	—	17,536
Less: non-controlling interest segment profit (loss)(2)	(393)	—	(51)	(444)

Segment profit (loss)	$83,732	$47,044	$(12,662)	$118,114

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2016
Managed care and other revenue	$1,256,898	$119,552	$(128)	$1,376,322
PBM and dispensing revenue	—	965,633	(60,588)	905,045
Cost of care	(930,160)	—	—	(930,160)
Cost of goods sold	—	(910,586)	58,197	(852,389)
Direct service costs and other(3)	(265,582)	(124,927)	(16,024)	(406,533)
Stock compensation expense(1)(3)	4,470	10,970	2,957	18,397
Changes in fair value of contingent consideration(1)	70	127	—	197
Impairment of intangible assets(1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss)(2)	(1,136)	—	(11)	(1,147)

Segment profit (loss)	$71,632	$60,769	$(15,575)	$116,826

(1)
Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to the acquisitions, and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

(3)
Effective January 1, 2016, the Company implemented changes related to the allocation of Corporate operational and support functions. These changes were applied retrospectively. The following tables summarize, for the periods indicated, the changes by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2015
Segment profit (loss) before Corporate allocations	$47,522	$30,960	$(25,315)	$53,167
Allocated Corporate costs	(17,280)	(4,608)	21,888	—
Allocated Corporate stock compensation expense	1,290	323	(1,613)	—

Segment profit (loss)	$31,532	$26,675	$(5,040)	$53,167

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE C—Business Segment Information (Continued)

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2016
Segment profit (loss) before Corporate allocations	$50,719	$36,256	$(30,081)	$56,894
Allocated Corporate costs	(17,661)	(4,325)	21,986	—
Allocated Corporate stock compensation expense	1,364	341	(1,705)	—

Segment profit (loss)	$34,422	$32,272	$(9,800)	$56,894

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2015
Segment profit (loss) before Corporate allocations	$115,470	$55,465	$(52,821)	$118,114
Allocated Corporate costs	(35,227)	(9,293)	44,520	—
Allocated Corporate stock compensation expense	3,489	872	(4,361)	—

Segment profit (loss)	$83,732	$47,044	$(12,662)	$118,114

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2016
Segment profit (loss) before Corporate allocations	$104,246	$68,963	$(56,383)	$116,826
Allocated Corporate costs	(35,302)	(8,866)	44,168	—
Allocated Corporate stock compensation expense	2,688	672	(3,360)	—

Segment profit (loss)	$71,632	$60,769	$(15,575)	$116,826

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE C—Business Segment Information (Continued)

        The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Segment profit	$53,167	$56,894	$118,114	$116,826
Stock compensation expense	(13,795)	(9,510)	(27,696)	(18,397)
Changes in fair value of contingent consideration	(2,567)	(463)	(17,536)	(197)
Impairment of intangible assets	—	(4,800)	—	(4,800)
Non-controlling interest segment profit (loss)	(350)	(1,312)	(444)	(1,147)
Depreciation and amortization	(25,022)	(25,580)	(48,518)	(50,587)
Interest expense	(1,653)	(1,994)	(3,279)	(3,742)
Interest income	500	692	966	1,375

Income before income taxes	$10,280	$13,927	$21,607	$39,331

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

Stock Repurchases

        On October 22, 2014 the Company's board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. Stock repurchases under the program may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company's shares, general market and economic conditions, and other corporate

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE D—Commitments and Contingencies (Continued)

considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company's board of directors at any time.

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

        On October 26, 2015, the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. Pursuant to this program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - June 30, 2016	375,507	67.78	25.5

	720,551		$43.9

        The Company made no repurchases from July 1, 2016 through July 22, 2016.

NOTE E—Acquisitions

        Pursuant to the February 9, 2016 purchase agreement (the "TMG Agreement") with TMG, on February 29, 2016 the Company acquired all of the outstanding equity interests of TMG. TMG is a company with 30 years of expertise in community-based long-term care services and supports. As consideration for the transaction, the Company paid a base price of $15.0 million in cash, subject to working capital adjustments. In addition to the base purchase price, the TMG agreement provides for potential contingent payments up to a maximum aggregate of $15.0 million. The potential future payments are contingent upon the Company being awarded additional managed long-term services and supports contracts. The Company reports the results of operations of TMG within its Healthcare segment. The Company's estimated fair values of TMG's assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2016

(Unaudited)

NOTE E—Acquisitions (Continued)

finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocations prior to the completion of the measurement period as required.

NOTE F—Subsequent Events

        Pursuant to the May 15, 2016 share purchase agreement (the "AFSC Agreement") with Armed Forces Services Corporation ("AFSC"), on July 1, 2016 the Company acquired all of the outstanding equity interests of AFSC. AFSC has extensive experience providing and managing behavioral health and specialty services to various agencies of the federal government, including all five branches of the U.S. Armed Forces.

        Under the terms of the AFSC Agreement, the base purchase price is $117.5 million plus potential contingent payments up to a maximum aggregate amount of $10.0 million. The contingent payments are based on the retention of certain core business of AFSC. Certain key members of AFSC's management, who are also shareholders, will reinvest a portion of their proceeds in Magellan restricted common stock. The stock is subject to vesting over a two-year period.

        The Company will report the results of operation of AFSC within the Healthcare segment.

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

        The following tables summarize, for the periods indicated, revenues and covered lives for Healthcare by product classification and customer type (in thousands):

	Covered lives as of June 30, 2016
	Risk-based	ASO
Commercial
Behavioral(1)	13,528	10,110
Specialty	8,189	16,582
Government(2)	4,229	1,030

	Revenue for six months ended June 30, 2016
	Risk-based	ASO	Total
Commercial
Behavioral(1)	$164,907	$59,735	$224,642
Specialty	254,611	32,771	287,382
Government(2)	702,359	42,515	744,874

Total	$1,121,877	$135,021	$1,256,898

(1)
Includes revenues of $25.6 million from EAP services provided on a risk basis to health plans and employers with 11.0 million covered lives.

(2)
Includes revenues of $77.5 million from EAP services provided on a risk basis to federal governmental entities with 3.5 million covered lives.

        During six months ended June 30, 2016, Pharmacy Management paid 12.5 million adjusted commercial network claims in its PBM business, 37.3 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90-day and traditional mail claim. As of June 30, 2016, Pharmacy Management had a generic dispensing rate of 84.9 percent within its commercial PBM business and served 1.7 million commercial PBM members, 12.4 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

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

        The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2015
Managed care and other revenue	$722,471	$53,782	$(13)	$776,240
PBM and dispensing revenue	—	408,924	(27,557)	381,367
Cost of care	(568,288)	—	—	(568,288)
Cost of goods sold	—	(387,828)	26,419	(361,409)
Direct service costs and other(3)	(124,779)	(61,038)	(5,638)	(191,455)
Stock compensation expense(1)(3)	1,784	10,339	1,672	13,795
Changes in fair value of contingent consideration(1)	71	2,496	—	2,567
Less: non-controlling interest segment profit (loss)(2)	(273)	—	(77)	(350)

Segment profit (loss)	$31,532	$26,675	$(5,040)	$53,167

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2016
Managed care and other revenue	$637,970	$61,975	$(84)	$699,861
PBM and dispensing revenue	—	495,399	(30,915)	464,484
Cost of care	(472,529)	—	—	(472,529)
Cost of goods sold	—	(466,637)	29,707	(436,930)
Direct service costs and other(3)	(139,965)	(64,086)	(10,026)	(214,077)
Stock compensation expense(1)(3)	2,451	5,548	1,511	9,510
Changes in fair value of contingent consideration(1)	390	73	—	463
Impairment of intangible assets(1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss)(2)	(1,305)	—	(7)	(1,312)

Segment profit (loss)	$34,422	$32,272	$(9,800)	$56,894

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2015
Managed care and other revenue	$1,422,064	$102,850	$(24)	$1,524,890
PBM and dispensing revenue	—	667,717	(54,032)	613,685
Cost of care	(1,090,621)	5	—	(1,090,616)
Cost of goods sold	—	(631,366)	51,750	(579,616)
Direct service costs and other(3)	(253,247)	(129,271)	(13,387)	(395,905)
Stock compensation expense(1)(3)	4,972	19,744	2,980	27,696
Changes in fair value of contingent consideration(1)	171	17,365	—	17,536
Less: non-controlling interest segment profit (loss)(2)	(393)	—	(51)	(444)

Segment profit (loss)	$83,732	$47,044	$(12,662)	$118,114

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2016
Managed care and other revenue	$1,256,898	$119,552	$(128)	$1,376,322
PBM and dispensing revenue	—	965,633	(60,588)	905,045
Cost of care	(930,160)	—	—	(930,160)
Cost of goods sold	—	(910,586)	58,197	(852,389)
Direct service costs and other(3)	(265,582)	(124,927)	(16,024)	(406,533)
Stock compensation expense(1)(3)	4,470	10,970	2,957	18,397
Changes in fair value of contingent consideration(1)	70	127	—	197
Impairment of intangible assets(1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss)(2)	(1,136)	—	(11)	(1,147)

Segment profit (loss)	$71,632	$60,769	$(15,575)	$116,826

(1)
Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to the acquisitions, and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)
The non-controlling portion of AlphaCare's segment profit (loss) is excluded from the computation of Segment Profit.

(3)
Effective January 1, 2016, the Company implemented changes related to the allocation of Corporate operational and support functions. These changes were applied retrospectively. The following tables summarize, for the periods indicated, the changes by business segment (in thousands):

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2015
Segment profit (loss) before Corporate allocations	$47,522	$30,960	$(25,315)	$53,167
Allocated Corporate costs	(17,280)	(4,608)	21,888	—
Allocated Corporate stock compensation expense	1,290	323	(1,613)	—

Segment profit (loss)	$31,532	$26,675	$(5,040)	$53,167

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Three Months Ended June 30, 2016
Segment profit (loss) before Corporate allocations	$50,719	$36,256	$(30,081)	$56,894
Allocated Corporate costs	(17,661)	(4,325)	21,986	—
Allocated Corporate stock compensation expense	1,364	341	(1,705)	—

Segment profit (loss)	$34,422	$32,272	$(9,800)	$56,894

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2015
Segment profit (loss) before Corporate allocations	$115,470	$55,465	$(52,821)	$118,114
Allocated Corporate costs	(35,227)	(9,293)	44,520	—
Allocated Corporate stock compensation expense	3,489	872	(4,361)	—

Segment profit (loss)	$83,732	$47,044	$(12,662)	$118,114

	Healthcare	Pharmacy Management	Corporate and Elimination	Consolidated
Six Months Ended June 30, 2016
Segment profit (loss) before Corporate allocations	$104,246	$68,963	$(56,383)	$116,826
Allocated Corporate costs	(35,302)	(8,866)	44,168	—
Allocated Corporate stock compensation expense	2,688	672	(3,360)	—

Segment profit (loss)	$71,632	$60,769	$(15,575)	$116,826

  The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Segment profit	$53,167	$56,894	$118,114	$116,826
Stock compensation expense	(13,795)	(9,510)	(27,696)	(18,397)
Changes in fair value of contingent consideration	(2,567)	(463)	(17,536)	(197)
Impairment of intangible assets	—	(4,800)	—	(4,800)
Non-controlling interest segment profit (loss)	(350)	(1,312)	(444)	(1,147)
Depreciation and amortization	(25,022)	(25,580)	(48,518)	(50,587)
Interest expense	(1,653)	(1,994)	(3,279)	(3,742)
Interest income	500	692	966	1,375

Income before income taxes	$10,280	$13,927	$21,607	$39,331

Non-GAAP Measures

        The Company reports its financial results in accordance with GAAP, however the Company's management also assesses business performance and makes business decisions regarding the Company's operations using certain non-GAAP measures. In addition to Segment Profit, as defined above, the Company also uses adjusted net income attributable to Magellan Health, Inc. ("Adjusted Net Income") and adjusted net income per common share attributable to Magellan Health, Inc. on a diluted basis ("Adjusted EPS"). Adjusted Net Income and Adjusted EPS reflect certain adjustments made for acquisitions completed after January 1, 2013 to exclude non-cash stock compensation expense resulting from restricted stock purchases by sellers, changes in the fair value of contingent consideration, amortization of identified acquisition intangibles, as well as impairment of identified acquisition intangibles. The Company believes these non-GAAP measures provide a more useful comparison of the Company's underlying business performance from period to period and are more representative of the earnings capacity of the Company. Non-GAAP financial measures we disclose, such as Segment Profit, Adjusted Net Income, and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

        The following table reconciles Adjusted Net Income to net income attributable to Magellan Health, Inc. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Adjusted Net Income	$14,722	$14,351	$39,106	$33,780
Adjusted for acquisitions starting in 2013
Stock compensation relating to acquisitions	(8,498)	(4,556)	(16,836)	(9,112)
Changes in fair value of contingent consideration	(2,567)	(463)	(17,536)	(197)
Amortization of acquired intangibles	(5,260)	(5,509)	(9,643)	(11,289)
Impairment of intangible assets, net of non-controlling interest	—	(3,936)	—	(3,936)
Tax impact	6,246	4,071	16,840	7,949

Net income attributable to Magellan Health, Inc.	$4,643	$3,958	$11,931	$17,195

        The following table reconciles Adjusted EPS to net income per common share attributable to Magellan Health, Inc.—diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Adjusted EPS	$0.56	$0.58	$1.47	$1.38
Adjusted for acquisitions starting in 2013
Stock compensation relating to acquisitions	(0.32)	(0.19)	(0.63)	(0.37)
Changes in fair value of contingent consideration	(0.10)	(0.02)	(0.66)	(0.01)
Amortization of acquired intangibles	(0.20)	(0.22)	(0.36)	(0.46)
Impairment of intangible assets, net of non-controlling interest	—	(0.16)	—	(0.16)
Tax impact	0.23	0.17	0.63	0.32

Net income per common share attributable to Magellan Health, Inc.—diluted	$0.17	$0.16	$0.45	$0.70

Quarter ended June 30, 2016 ("Current Year Quarter"), compared to the quarter ended June 30, 2015 ("Prior Year Quarter")

Healthcare

Net Revenue

        Net revenue related to Healthcare decreased by 11.7 percent or $84.5 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $168.0 million, unfavorable rate changes of $16.4 million, program changes of $5.9 million and other net unfavorable variances of $3.4 million (mainly related to favorable care trends and other net care variances). These decreases were partially offset by increased membership from existing customers of $73.9 million, contracts implemented after (or during) the Prior Year Quarter of $17.3 million, revenue for TMG acquired February 29, 2016 of $12.6 million, the revenue impact of unfavorable prior period medical claims development recorded in the Current Year Quarter of $3.0 million and the revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $2.4 million.

Cost of Care

        Cost of care decreased by 16.9 percent or $95.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $150.4 million, lower care associated with unfavorable rate changes of $15.0 million, program changes of $4.8 million, net favorable prior period medical claims development recorded in the Current Year Quarter of $2.5 million and care trends and other net favorable variances of $4.9 million. These decreases were partially offset by increased membership from existing customers of $64.9 million, new contracts implemented after (or during) the Prior Year Quarter of $10.6 million and favorable prior period medical claims development recorded in the Prior Year Quarter of $6.3 million. For our commercial contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 84.2 percent in the Prior Year Quarter to 83.6 percent in the Current Year Quarter, mainly due to business mix. For our government contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 89.6 percent in the Prior Year Quarter to 87.1 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 12.2 percent or $15.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to cost related to TMG and the $4.8 million impairment of an intangible asset, partially offset by terminated contracts. Direct service costs increased as a percentage of revenue from 17.3 percent in the Prior Year Quarter to 21.9 percent in the Current Year Quarter, mainly due to business mix changes related to terminated contracts, the impairment of an intangible asset and the acquisition of TMG.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management increased by 15.2 percent or $8.2 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased rebate revenue of $4.4 million, government pharmacy revenue of $2.1 million, new contracts implemented after (or during) the Prior Year Quarter of $1.3 million and other net favorable variances of $0.4 million.

PBM and Dispensing Revenue

        PBM and dispensing revenue related to Pharmacy Management increased by 21.1 percent or $86.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $71.8 million, pharmacy employer revenue of $12.3 million, pharmacy MCO revenue of $3.3 million and other net favorable variances of $1.3 million. These favorable variances were partially offset by net decreased dispensing activity from existing customers of $2.2 million.

Cost of Goods Sold

        Cost of goods sold increased by 20.3 percent or $78.8 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $71.8 million, an increase in pharmacy employer of $7.7 million and pharmacy MCO of $3.8 million. These increases were partially offset by net decreased dispensing activity from existing customers of $2.7 million and other net favorable variances of $1.8 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.7 percent in the Prior Year Quarter to 94.2 percent the Current Year Quarter, mainly due to business mix.

Direct Service Costs

        Direct service costs increased by 5.0 percent or $3.0 million from the Prior Year Quarter to the Current Year Quarter mainly due contract implementation costs and ongoing costs to support new business, partially offset by a decrease in expense for fair value of contingent consideration and stock compensation. As a percentage of revenue, direct service costs decreased from 13.2 percent in the Prior Year Quarter to 11.6 percent in the Current Year Quarter, mainly due to the increase in revenue from business growth and the decrease in expense for fair value of contingent consideration and stock compensation.

Corporate and Elimination

        Net expenses related to Corporate, which includes eliminations, increased by 66.7 percent or $4.5 million, primarily due to higher project cost, severance and higher benefit costs in the Current Year Quarter. As a percentage of revenue, corporate and elimination increased from 0.6 percent in the

Prior Year Quarter to 1.0 percent in the Current Year Quarter, mainly due to higher project cost in the Current Year Quarter.

Depreciation and Amortization

        Depreciation and amortization expense increased by 2.2 percent or $0.6 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

        Interest expense increased by $0.3 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in interest rates and amount of outstanding debt.

Interest Income

        Interest income increased by $0.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields.

Income Taxes

        The Company's effective income tax rates were 58.2 percent and 90.6 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter differs from the Prior Year Quarter mainly due to valuation allowance increases in 2016 with respect to losses at AlphaCare.

Six months ended June 30, 2016 ("Current Year Period"), compared to the six months ended June 30, 2015 ("Prior Year Period")

Healthcare

Net Revenue

        Net revenue related to Healthcare decreased by 11.6 percent or $165.2 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $332.3 million, unfavorable rate changes of $31.1 million, program changes of $11.8 million and other net unfavorable variances of $11.8 million (mainly related to favorable care trends and other net care variances). These decreases were partially offset by increased membership from existing customers of $158.7 million, contracts implemented after (or during) the Prior Year Period of $34.9 million, revenue for TMG acquired February 29, 2016 of $16.7 million, unfavorable retroactive rate adjustments in the Prior Year Period of $3.3 million, favorable retroactive rate adjustments in the Current Year Period of $3.3 million, the revenue impact of favorable prior period medical claims development recorded in the Prior Year Period of $2.7 million and the revenue impact of unfavorable prior period medical claims development recorded in the Current Year Period of $2.2 million.

Cost of Care

        Cost of care decreased by 14.7 percent or $160.5 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $287.3 million, lower care associated with unfavorable rate changes of $31.3 million, program changes of $8.7 million, net favorable prior period medical claims development recorded in the Current Year Period of $1.9 million and care trends and other net favorable variances of $11.5 million. These decreases were partially offset by increased membership from existing customers of $135.2 million, favorable prior period medical claims development recorded in the Prior Year Period of $24.1 million and new contracts implemented after (or during) the Prior Year Period of $20.9 million. For our commercial contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 82.7 percent in the Prior Year Period to 84.0 percent in the Current Year Period, mainly due to favorable care development in the Prior Year Period and business mix. For our government contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 87.4 percent in the Prior Year Period to 86.0 percent in the Current Year Period, mainly due to retroactive rate adjustments in the Prior Year Period and Current Year Period.

Direct Service Costs

        Direct service costs increased by 4.9 percent or $12.3 million from the Prior Year Period to the Current Year Period primarily due to the $4.8 million impairment of an intangible asset and costs related to TMG, partially offset by terminated contracts. Direct service costs increased as a percentage of revenue from 17.8 percent in the Prior Year Period to 21.1 percent in the Current Year Period, mainly due to the impairment of an intangible asset and costs related to TMG, partially offset by terminated contracts.

Pharmacy Management

Managed Care and Other Revenue

        Managed care and other revenue related to Pharmacy Management increased by 16.2 percent or $16.7 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased rebate revenue of $8.5 million, new contracts implemented after (or during) the Prior Year Period of $5.0 million and government pharmacy revenue of $5.0 million. These increases were partially offset by other net unfavorable variances of $1.8 million.

PBM and Dispensing Revenue

        PBM and dispensing revenue related to Pharmacy Management increased by 44.6 percent or $297.9 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $126.7 million, revenue for 4D acquired on April 1, 2015 of $107.5 million, pharmacy employer revenue of $37.6 million, pharmacy MCO revenue of $22.5 million and net increased dispensing activity from existing customers of $3.9 million. These increases were partially offset by other net unfavorable variances of $0.3 million.

Cost of Goods Sold

        Cost of goods sold increased by 44.2 percent or $279.2 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $127.2 million, 4D acquired April 1, 2015 of $103.9 million, an increase in pharmacy employer of $25.9 million, pharmacy MCO of $22.8 million, and net increased dispensing activity from existing customers of $1.7 million. These increases were partially offset by other net favorable variances of $2.3 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.6 percent in the Prior Year Period to 94.3 percent the Current Year Period, mainly due to business mix.

Direct Service Costs

        Direct service costs decreased by 3.4 percent or $4.3 million from the Prior Year Period to the Current Year Period. This decrease mainly relates to changes in the fair value of contingent consideration related to the CDMI and 4D acquisitions of $17.2 million in the Prior Year Period and lower stock compensation expense of $8.8 million, which decreases were partially offset by additional costs from the acquisition of 4D, contract implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 16.8 percent in the Prior Year

Period to 11.5 percent in the Current Year Period, mainly due to the decrease in expense for fair value of contingent consideration and stock compensation expense, partially offset by the increase in revenue from business growth and acquisition activity.

Corporate and Elimination

        Net expenses related to Corporate, which includes eliminations, increased by 18.2 percent or $2.9 million, primarily due to higher project costs in the Current Year Period. As a percentage of revenue, corporate and elimination was 0.7 percent which was consistent with the Prior Year Period.

Depreciation and Amortization

        Depreciation and amortization expense increased by 4.3 percent or $2.1 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period and acquisition activity.

Interest Expense

        Interest expense increased by $0.5 million from the Prior Year Period to the Currently Year Period mainly due to an increase in interest rates and amount of outstanding debt.

Interest Income

        Interest income increased by $0.4 million from the Prior Year Period to the Current Year Period primarily due to higher yields.

Income Taxes

        The Company's effective income tax rates were 46.8 percent and 62.6 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Current Year Period differs from the Prior Year Period mainly due to valuation allowance increases in 2016 with respect to losses at AlphaCare.

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

        Interest Rate Risk.    Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's 2014 Credit Facility and 2016 Credit Facility (collectively, the "Credit Facilities"). Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Facilities as of June 30, 2016, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Historical—Liquidity and Capital Resources

        Operating Activities.    The Company reported net cash provided by operating activities of $112.7 million for the Prior Year Period and net cash used by operating activities of $66.2 million for the Current Year Period. The $178.9 million decrease in operating cash flows from the Prior Year Period is attributable to a net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change, unfavorable working capital changes, an increase in tax payments, and a decrease in Segment Profit between years.

        Restricted cash of $63.2 million in the Prior Year Period was shifted to restricted investments that increased operating cash flows. Restricted cash of $31.4 million in the Current Year Period was shifted from restricted investments that decreased operating cash flows. The net impact of the shift in restricted funds between periods is a decrease in operating cash flows of $94.6 million.

        The net unfavorable impact of working capital changes between periods totaled $81.3 million. For the Prior Year Period, operating cash flows were impacted by net unfavorable working capital changes of $37.3 million, which were largely attributable to timing of discretionary bonus activity and an increase in accounts receivable, partially offset by the collection of HIF fee receivables. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $118.6 million, which were largely attributable to contingent consideration payments of $91.1 million, of which $51.1 million is reflected as operating activities, and receivables of $55.0 million from our Medicare Part D business. Tax payments for the Current Year Period totaled $33.0 million, which represents an increase of $1.7 million from the Prior Year Period. Segment Profit for Current Year Period decreased $1.3 million from the Prior Year Period.

        During the Current Year Period, the Company had a restricted cash flow source of $53.5 million. The change in restricted cash is attributable to the net decrease in restricted cash of $82.9 million associated with the Company's regulated entities and other net decreases of $2.0 million, which were partially offset by the net shift of restricted cash of $31.4 million from restricted investments. The net change in restricted cash for the Company's regulated entities is attributable to a net decrease in restricted cash requirements of $3.1 million that resulted in an operating cash flow source, and a net decrease in restricted cash of $79.8 million that is offset by changes in other assets and liabilities, primarily accounts receivable, accrued liabilities, medical claims payable and accrued taxes.

        Investing Activities.    The Company utilized $37.7 million and $30.5 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $13.2 million and $24.5 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $7.8 million and $22.7 million, respectively.

        During the Prior Year Period the Company used net cash of $77.4 million for the net purchase of "available-for-sale" securities, with the Company receiving net cash of $35.7 million during the Current Year Period from the net maturity of "available-for-sale" securities. In addition, during the Prior Year Period, the Company used net cash of $13.6 million and $42.4 million for the acquisition of HSM Physical Health and 4D, respectively. During the Current Year Period, the Company used net cash of

$16.5 million for the acquisition of TMG partially offset by a working capital adjustment of $0.5 million related to the acquisition of 4D.

        Financing Activities.    During the Prior Year Period, the Company paid $68.8 million for the repurchase of treasury stock under the Company's share repurchase program, $6.3 million on debt obligations and $2.0 million on capital lease obligations. The Company made a contingent consideration payment totaling $5.0 million of which $4.4 million was related to financing activities. In addition, the Company received $49.2 million from the exercise of stock options and had other net favorable items of $3.1 million.

        During the Current Year Period, the Company paid $25.5 million for the repurchase of treasury stock under the Company's share repurchase program, $6.3 million on debt obligations, and $3.1 million on capital lease obligations. The Company made contingent consideration payments totaling $91.1 million, of which $40.0 million was related to financing activities. In addition, the Company received $225.0 million from the issuance of debt, $9.7 million from the exercise of stock options, and other net favorable items of $0.5 million.

Outlook—Liquidity and Capital Resources

        Liquidity.    During the remainder of 2016, the Company will have estimated capital expenditures of between $32.5 million and $42.5 million. In addition, the Company anticipates working capital increases for 2016 of approximately $100 million, mainly for receivables from CMS and other parties related to our Part D business. As of July 22, 2016, due to the timing of working capital needs, the Company borrowed a net total of $50.0 million of the $250.0 million of revolving loans available under the 2014 Credit Facility. The Company may have to draw on the 2014 Credit Facility to the extent that the anticipated timing of receivables, payables or share repurchases changes during the year. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

        Stock Repurchases.    On October 26, 2015, the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. See Note D—"Commitments and Contingencies" for more information on the Company's share repurchase program.

        Off-Balance Sheet Arrangements.    As of June 30, 2016, the Company has no material off-balance sheet arrangements.

        Credit Facilities.    On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million. On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019, however, the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

        On June 27, 2016, the Company entered into a $200.0 million Credit Agreement with various lenders that provides for a $200.0 million term loan to Magellan Pharmacy Services, Inc. The 2016 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on December 29, 2017.

        See Note A—"General" for more information on the Credit Facilities.

        Restrictive Covenants in Debt Agreements.    The Credit Facilities contain covenants that potentially limit management's discretion in operating the Company's business by, in certain circumstances, restricting or limiting the Company's ability, among other things, to:

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

        The Credit Facilities also require the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the Credit Facilities pursuant to its terms, would result in an event of default under the Credit Facilities.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Changes in interest rates affect interest income earned on the Company's cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company's Credit Facilities. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Facilities as of June 30, 2016, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company's future earnings and cash outflows.

Item 4.    Controls and Procedures.

          a)    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of June 30, 2016. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

          b)    Under the supervision and with the participation of management, including the Company's principal executive and principal financial officers, the Company has determined that there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On October 26, 2015, the Company's board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. Pursuant to this program, the Company made open market purchases during the six months ended June 30, 2016 as follows (aggregate cost excludes broker commissions and is reflected in millions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(1)(2)
April 1 - 30, 2016	141,121	$69.93	141,121	$162.3
May 1 - 31, 2016	91,926	67.25	91,926	156.1
June 1 - 30, 2016	—	—	—	156.1

	233,047		233,047

(1)
Excludes amounts that could be used to repurchase shares acquired under the Company's equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)
Excludes broker commissions.

        The Company made no repurchases from July 1, 2016 through July 22, 2016.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

Exhibit No.	Description
4.1	$200,000,000 Credit Agreement, dated June 27, 2016, among Magellan Pharmacy Services, Inc., as borrower, Magellan Health, Inc., various lenders and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent.
*10.1
Share Purchase Agreement dated as of May 15, 2016, among Magellan Health, Magellan Healthcare, Inc., Armed Forces Services Corporation ("AFSC")and the holders of the issued and outstanding common stock of AFSC who are parties thereto.
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2016	MAGELLAN HEALTH, INC. (Registrant)
	By:	/s/ JONATHAN N. RUBIN Jonathan N. Rubin Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)