Form 10-Q
period 2016-09-30
MAGELLAN HEALTH INC
filed 2016-11-09
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1‑6639

MAGELLAN HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58‑1076937 (IRS Employer Identification No.)
4800 N. Scottsdale Rd, Suite 4400 Scottsdale, Arizona (Address of principal executive offices)	85251 (Zip code)

(602) 572‑6050

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non‑accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s Ordinary Common Stock outstanding as of September 30, 2016 was 23,241,455.

FORM 10‑Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		September 30,
	December 31,	2016
	2015	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$115,432	$164,427
Restricted cash	133,597	55,212
Accounts receivable, less allowance for doubtful accounts of $3,246 and $3,838 at December 31, 2015 and September 30, 2016 respectively	428,644	497,947
Short-term investments (restricted investments of $277,556 and $238,851 at December 31, 2015 and September 30, 2016 respectively)	322,339	308,215
Pharmaceutical inventory	50,749	61,174
Other current assets (restricted deposits of $27,752 and $42,795 at December 31, 2015 and September 30, 2016 respectively)	46,921	69,784
Total Current Assets	1,097,682	1,156,759
Property and equipment, net	174,745	169,831
Restricted long-term investments	3,826	5,708
Deferred income taxes	26,836	9,092
Other long-term assets	11,207	61,238
Goodwill	621,390	716,922
Other intangible assets, net	133,374	149,504
Total Assets	$2,069,060	$2,269,054
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,484	$79,009
Accrued liabilities	139,726	196,929
Short - term contingent consideration	91,623	926
Medical claims payable	250,449	199,154
Other medical liabilities	136,939	170,718
Current debt maturities and capital lease obligations	19,014	118,610
Total Current Liabilities	724,235	765,346
Long-term debt and capital lease obligations	238,295	419,198
Tax contingencies	12,677	12,589
Long-term contingent consideration	803	10,841
Deferred credits and other long-term liabilities	20,930	16,118
Total Liabilities	996,940	1,224,092
Redeemable non-controlling interest	5,937	4,168
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2015 and September 30, 2016-Issued and outstanding-none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2015 and September 30, 2016-Issued and outstanding - 51,340 shares and 24,692 shares at December 31, 2015, respectively, and 51,718 and 23,242 shares at September 30, 2016, respectively	513	517
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2015 and September 30, 2016-Issued and outstanding-none	—	—
Other Stockholders’ Equity:
Additional paid-in capital	1,124,013	1,162,613
Retained earnings	1,211,310	1,254,014
Accumulated other comprehensive loss	(262)	(153)
Ordinary common stock in treasury, at cost, 26,648 shares and 28,476 shares at December 31, 2015 and September 30, 2016, respectively	(1,269,391)	(1,376,197)
Total Stockholders’ Equity	1,066,183	1,040,794
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,069,060	$2,269,054

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Net revenue:
Managed care and other	$809,249	$751,589	$2,334,139	$2,127,911
PBM and dispensing	380,833	540,543	994,518	1,445,588
Total net revenue	1,190,082	1,292,132	3,328,657	3,573,499
Costs and expenses:
Cost of care	596,323	480,243	1,686,939	1,410,403
Cost of goods sold	360,444	509,673	940,060	1,362,062
Direct service costs and other operating expenses (1)(2)(3)	220,586	229,094	616,491	635,627
Depreciation and amortization	26,721	26,885	75,239	77,472
Interest expense	1,654	3,038	4,933	6,780
Interest income	(631)	(741)	(1,597)	(2,116)
Total costs and expenses	1,205,097	1,248,192	3,322,065	3,490,228
(Loss) income before income taxes	(15,015)	43,940	6,592	83,271
(Benefit) provision for income taxes	(7,254)	18,631	2,866	43,259
Net (loss) income	(7,761)	25,309	3,726	40,012
Less: net income (loss) attributable to non-controlling interest	47	(200)	(397)	(2,692)
Net (loss) income attributable to Magellan Health, Inc.	$(7,808)	$25,509	$4,123	$42,704
Net (loss) income per common share attributable to Magellan Health, Inc.:
Basic (See Note B)	$(0.31)	$1.11	$0.16	$1.83
Diluted (See Note B)	$(0.31)	$1.06	$0.16	$1.75

(1)

Includes stock compensation expense of $12,897 and $9,176 for the three months ended September 30, 2015 and 2016, respectively, and $40,593 and $27,573 for the nine months ended September 30, 2015 and 2016, respectively.

(2)

Includes changes in fair value of contingent consideration of $29,738 and $313 for the three months ended September 30, 2015 and 2016, respectively, and $47,274 and $510 for the nine months ended September 30, 2015 and 2016, respectively.

(3)	Includes impairment of intangible assets of $0 and $4,800 for the three and nine months ended September 30, 2016, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Net (loss) income	$(7,761)	$25,309	$3,726	$40,012
Other comprehensive (loss) income:
Unrealized gains (losses) on available-for-sale securities (1)	53	(127)	29	109
Comprehensive (loss) income	(7,708)	25,182	3,755	40,121
Less: comprehensive income (loss) attributable to non-controlling interest	47	(200)	(397)	(2,692)
Comprehensive (loss) income attributable to Magellan Health, Inc.	$(7,755)	$25,382	$4,152	$42,813

(1)

Net of income tax provision (benefit) of $27 and $(78) for the three months ended September 30, 2015 and 2016, respectively, and $25 and $68 for the nine months ended September 30, 2015 and 2016, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2015	2016
Cash flows from operating activities:
Net income	$3,726	$40,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,239	77,472
Non-cash impairment of intangible asset	—	4,800
Non-cash interest expense	297	385
Non-cash stock compensation expense	40,593	27,573
Non-cash income tax (benefit) provision	(1,018)	2,998
Non-cash amortization on investments	5,106	4,224
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Restricted cash	79,959	78,958
Accounts receivable, net	(41,428)	(31,926)
Pharmaceutical inventory	(5,277)	(10,425)
Other assets	(48,653)	(72,374)
Accounts payable and accrued liabilities	(46,035)	23,342
Medical claims payable and other medical liabilities	59,819	(18,017)
Contingent consideration	59,223	(50,591)
Tax contingencies	(2,290)	(111)
Deferred credits and other long-term liabilities	(1,110)	(5,393)
Other	(26)	(57)
Net cash provided by operating activities	178,125	70,870
Cash flows from investing activities:
Capital expenditures	(54,604)	(44,345)
Acquisitions and investments in businesses, net of cash acquired	(55,818)	(127,504)
Purchase of investments	(391,785)	(365,521)
Maturity of investments	283,619	373,694
Net cash used in investing activities	(218,588)	(163,676)
Cash flows from financing activities:
Proceeds from issuance of debt	—	290,000
Payments to acquire treasury stock	(150,763)	(106,806)
Proceeds from exercise of stock options and warrants	50,074	10,933
Payments on long-term debt and capital lease obligations	(12,665)	(13,569)
Payments on contingent consideration	(8,932)	(40,559)
Tax benefit from exercise of stock options and vesting of stock awards	3,887	528
Other	408	1,274
Net cash (used in) provided by financing activities	(117,991)	141,801
Net (decrease) increase in cash and cash equivalents	(158,454)	48,995
Cash and cash equivalents at beginning of period	255,303	115,432
Cash and cash equivalents at end of period	$96,849	$164,427
Supplemental cash flow data:
Non-cash investing activities:
Property and equipment acquired under capital leases	$3,415	$4,193

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September, 30 2016

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016.

Business Overview

The Company is engaged in the healthcare management business, and is focused on managing the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits and other specialty areas of healthcare. The Company develops innovative solutions that combine advanced analytics, agile technology and clinical excellence to drive better decision making, positively impact health outcomes and optimize the cost of care for the members we serve. The Company provides services to health plans and other managed care organizations (“MCOs”), employers, labor unions, various military and governmental agencies and third party administrators (“TPAs”).

Healthcare

Healthcare includes the Company’s: (i) management of behavioral healthcare services and employee assistance program (“EAP”) services, (ii) management of other specialty areas including diagnostic imaging and musculoskeletal management, and (iii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care (“MCC”). These special populations include individuals with serious mental illness (“SMI”), dual eligibles, long‑term services and supports and other populations with unique and often complex healthcare needs.

The Company’s coordination and management of these healthcare services are provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals and ancillary service providers. This network of credentialed and privileged providers is integrated with clinical and quality improvement programs to improve access to care and enhance the healthcare experience for individuals in need of care, while at the same time making the cost of these services more affordable for our customers. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non‑medical counseling under certain government contracts.

The Healthcare segment’s commercial division serves a variety of customers, with services, inclusive of special population management, provided under contracts with health plans and accountable care organizations for some or all of their commercial, Medicaid and Medicare members, as well as with employers. The government division contracts with local, state and federal governmental agencies to provide services to recipients under Medicaid, Medicare and other government programs.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

The Company provides its management services primarily through: (i) risk‑based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee and (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume responsibility for the cost of the treatment services.

Pharmacy Management

The Pharmacy Management segment (“Pharmacy Management”) comprises products and solutions that provide clinical and financial management of pharmaceuticals paid under medical and pharmacy benefit programs. Pharmacy Management’s services include: (i) pharmacy benefit management (“PBM”) services; (ii) pharmacy benefit administration (“PBA”) for state Medicaid and other government sponsored programs; (iii) pharmaceutical dispensing operations; (iv) clinical and formulary management programs; (v) medical pharmacy management programs; and (vi) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement.

Pharmacy Management’s services are provided under contracts with health plans, employers, MCOs, state Medicaid programs, Medicare Part D and other government agencies, and encompass risk‑based and fee‑for‑service (“FFS”) arrangements. In addition, Pharmacy Management has subcontract arrangements to provide PBM services for certain Healthcare customers.

Corporate

This segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company. In order to better represent the operations of the Company’s segments, effective January 1, 2016, the Company began allocating operational and corporate support costs to the Healthcare and Pharmacy Management segments. These costs, which were historically reported in the Corporate segment, include operational support functions such as sales and marketing and information technology, as well as corporate support functions such as executive, finance and human resources. Prior period balances have been reclassified to reflect this change.

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the performance obligations and licensing implementation guidance of ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09. The amendments in these ASUs are effective for annual and interim reporting periods of public entities beginning after December 15, 2017. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operations, financial position and cash flows.

In June 2014, the FASB issued ASU No. 2014‑12, “Compensation—Stock Compensation (Topic 718): Accounting for Share‑Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period” (“ASU 2014‑12”), which revises the accounting treatment for stock

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

compensation tied to performance targets. The amendments in this ASU are effective for annual and interim reporting periods beginning after December 15, 2015 and were adopted by the Company during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In August 2014, the FASB issued ASU No. 2014‑15, “Presentation of Financial Statements—Going Concern (Subtopic 205‑40)” (“ASU 2014‑ 15”), which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for the annual and interim reporting periods of beginning after December 15, 2016, with early adoption permitted. The guidance is not expected to materially impact the Company’s consolidated results of operations, financial position and cash flows.

In February 2015, the FASB issued ASU No. 2015‑02, “Amendments to the Consolidation Analysis” (“ASU 2015‑02”), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments in this ASU are effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and were adopted by the Company during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this ASU are effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and were adopted by the Company on a prospective basis during the quarter ended March 31, 2016. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In July 2015, the FASB issued ASU No. 2015‑11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015‑11”). The amendment under this ASU requires that an entity measure inventory at the lower of cost or net realizable value. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. The guidance is not expected to materially impact the Company’s consolidated results of operations, financial position or cash flows.

In September 2015, the FASB issued ASU No. 2015‑16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015‑16”). The amendment under this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU are effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and were adopted by the Company during the quarter ended March 31, 2016. The effect of this guidance is immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU No. 2016‑02, “Leases” (“ASU 2016‑02”). This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operations, financial position and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718)” (“ASU 2016-09”). This ASU amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim reporting period of public entities beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operations, financial position and cash flows.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This ASU amends the accounting on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 31, 2018. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operation, financial positions and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operation, financial positions and cash flows.

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

Managed Care and Other Revenue

Managed Care Revenue.  Managed care revenue, inclusive of revenue from the Company’s risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period in which terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $689.5 million and $2,004.4 million for the three and nine months ended September 30, 2015, respectively and $576.8 million and $1,692.6 million for the three and nine months ended September 30, 2016, respectively.

Fee‑For‑Service, Fixed Fee and Cost‑Plus Contracts.  The Company has certain contracts with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to the Patient Protection and Affordable Care Act health insurer fee (“HIF fee”) billed on a cost reimbursement basis. Revenues from these contracts approximated $85.1 million and $248.7 million for the three and nine months ended September 30, 2015, respectively, and $143.7 million and $349.3 million for the three and nine months ended September 30, 2016, respectively.

Rebate Revenue.  The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company’s clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues approximated $23.5 million and

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

$56.3 million for the three and nine months ended September 30, 2015, respectively, and $22.0 million and $63.1 million for the three and nine months ended September 30, 2016, respectively.

In relation to the Company’s PBM business, the Company administers rebate programs through which it receives rebates from pharmaceutical manufacturers that are shared with its customers. The Company recognizes rebates when the Company is entitled to them and when the amounts of the rebates are determinable. The amount recorded for rebates earned by the Company from the pharmaceutical manufacturers is recorded as a reduction of cost of goods sold.

PBM and Dispensing Revenue

Pharmacy Benefit Management Revenue.  The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co‑payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co‑payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client’s members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $327.1 million and $842.9 million for the three and nine months ended September 30, 2015, respectively, and $413.7 million and $1,110.7 million for the three and nine months ended September 30, 2016, respectively.

Dispensing Revenue.  The Company recognizes dispensing revenue, which includes the co‑payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company’s customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $53.7 million and $151.6 million for the three and nine months ended September 30, 2015, respectively, and $57.5 million and $167.2 million for the three and nine months ended September 30, 2016, respectively.

Medicare Part D.    The Company is contracted with the Centers for Medicare and Medicaid Services (“CMS”) as a Prescription Drug Plan (“PDP”) to provide prescription drug benefits to Medicare beneficiaries. Net revenues include insurance premiums earned by the PDP, which includes a direct premium paid by CMS and a beneficiary premium paid by the PDP member. In cases of low-income members, the beneficiary premium may be subsidized by CMS. The Company recognizes insurance premium revenues on a monthly basis on a per member basis for covered members. In addition to these premiums, net revenues includes certain payments from the members based on the members’ actual prescription claims, including co-payments, coverage gap benefits, deductibles and co-insurance (collectively, “Member Responsibilities”). The Company receives a prospective subsidy payment from CMS each month to subsidize a portion of the Member Responsibilities for low-income members. If the prospective subsidy differs from actual prescription claims, the difference is recorded as either a receivable or payable on the consolidated balance sheets. The Company assumes no risk for the Member Responsibilities, including the portion subsidized by CMS. The Company recognizes revenues for Member Responsibilities, including the portion subsidized by CMS, on a gross basis as claims are adjudicated. The CMS also provides an annual risk corridor adjustment which compares the Company’s actual drug costs incurred to the premiums received. Based on the risk corridor adjustment, the Company may receive additional premiums from CMS or may be required to refund CMS a portion of previously received premiums. The Company calculates the risk corridor adjustment on a quarterly basis and the amount is included in net revenues with a corresponding receivable or payable on the consolidated balance sheets. Medicare Part D revenues approximated $76.5 million and $192.0 million for the three and nine months ended September 30, 2016, including co-payments, which are included in PBM revenues above, of $7.2 million and $24.3 million for the three and nine months ended September 30, 2016, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company provides behavioral healthcare management and other related services to members in the state of Florida pursuant to contracts with the State of Florida (the “Florida Contracts”). The Company had behavioral healthcare contracts with various areas in the State of Florida (the “Florida Areas”) which were part of the Florida Medicaid program. The State of Florida implemented a new system of mandated managed care through which Medicaid enrollees receive integrated healthcare services, and in 2014 phased out the behavioral healthcare programs under which the Florida Areas’ contracts operated. The Company has a contract with the State of Florida to provide integrated healthcare services under the new program (“the Florida Medicaid Contract”). The Florida Medicaid Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Medicaid Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contracts generated net revenues of $324.1 million and $403.4 million for the nine months ended September 30, 2015 and 2016, respectively.

Through December 31, 2015, the Company provided behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the “Iowa Contracts”). The Iowa Contracts terminated on December 31, 2015. The Iowa Contracts generated net revenues of $394.8 million and $10.8 million for the nine months ended September 30, 2015 and 2016, respectively.

Customers exceeding ten percent of segment net revenues

In addition to the Florida Contracts and the Iowa Contracts previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2015 and 2016 (in thousands):

Segment	Term Date	2015	2016

Healthcare
None

Pharmacy Management
Customer A	December 31, 2016 (1)	$241,556	$261,094

(1)

A vast majority of this customer’s revenues were generated from drug acquisition costs related to PBM services which terminated on September 1, 2016.  The Company continues to provide specialty drug formulary management services to the customer and is in negotiations with the customer to extend this contract.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, and with members under its contract with CMS. Net revenues from the Pennsylvania Counties in the aggregate totaled $294.9 million and $343.2 million for the nine months ended September 30, 2015 and 2016, respectively. Net revenues from members in relation to its contract with CMS in aggregate totaled $192.0 million for the nine months ended September 30, 2016.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

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

Level 3—Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company’s data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2015 and September 30, 2016 (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$6,009	$—	$6,009
Restricted cash (2)	—	82,808	—	82,808
Investments:
U.S. Government and agency securities	5,514	—	—	5,514
Obligations of government-sponsored enterprises (3)	—	50,525	—	50,525
Corporate debt securities	—	268,976	—	268,976
Certificates of deposit	—	1,150	—	1,150
Total assets held at fair value	$5,514	$409,468	$—	$414,982

Liabilities
Contingent consideration	$—	$—	$92,426	$92,426
Total liabilities held at fair value	$—	$—	$92,426	$92,426

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (4)	$—	$57,940	$—	$57,940
Restricted cash (5)	—	31,442	—	31,442
Investments:
U.S. Government and agency securities	5,131	—	—	5,131
Obligations of government-sponsored enterprises (6)	—	42,127	—	42,127
Corporate debt securities	—	265,215	—	265,215
Certificates of deposit	—	1,450	—	1,450
Total assets held at fair value	$5,131	$398,174	$—	$403,305

Liabilities
Contingent consideration	$—	$—	$11,767	$11,767
Total liabilities held at fair value	$—	$—	$11,767	$11,767

(1)	Excludes $109.4 million of cash held in bank accounts by the Company.
(2)	Excludes $50.8 million of restricted cash held in bank accounts by the Company.
(3)	Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.
(4)	Excludes $106.5 million of cash held in bank accounts by the Company.
(5)	Excludes $23.8 million of restricted cash held in bank accounts by the Company.
(6)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

For the nine months ended September 30, 2016, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable, accounts payable and revolving loan borrowings, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s term loans of $425.0 million as of September 30, 2016 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

The contingent consideration liability reflects the fair value of potential future payments related to the CDMI, LLC (“CDMI”), Cobalt Therapeutics, LLC (“Cobalt”), 4D Pharmacy Management Systems, Inc. (“4D”), The Management Group, LLC (“TMG”) and Armed Forces Services Corporation (“AFSC”) acquisitions. The CDMI purchase agreement provides for potential contingent payments up to a maximum aggregate amount of $165.0 million. The potential future payments are contingent upon CDMI meeting certain client retention, client conversion and gross profit milestones through December 31, 2016. As of September 30, 2016, there are remaining potential future payments of $65.0 million based on client conversion.  Based on the Company’s current projections, these potential payments will not be earned and no reserve has been established. The 4D purchase agreement provided for potential contingent payments up to a maximum aggregate amount of $30.0 million. The potential future payments were contingent upon the achievement of certain growth targets in the underlying dual eligible membership served by 4D during calendar year 2015 and the retention of certain business.  The 4D contingent payments were finalized in 2016 and no future potential payments remain outstanding. The Cobalt, TMG and AFSC purchase agreements also provide for potential contingent payments of up to a maximum of $6.0 million, $15.0 million and $10.0 million, respectively.  As of September 30, 2016,

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

there are remaining potential future payments of $5.0 million, $15.0 million and $10.0 million for Cobalt, TMG and AFSC, respectively.

As of the balance sheet date, the fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, projected revenues, gross profits, client base, member engagement and new contract execution. The projected revenues, gross profits, client base, member engagement and new contract execution are derived from the Company’s latest internal operational forecasts. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. Changes in the operational forecasts, probabilities of payment, discount rates or projected payment dates may result in a change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income (loss). As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurement guidance.

For CDMI, the Company estimated undiscounted future contingent payments of $90.1 million as of December 31, 2015, which the Company settled in June 2016. For 4D, the Company estimated net undiscounted future contingent payments of $1.0 million as of December 31, 2015, which the Company settled in February 2016. For Cobalt, TMG and AFSC the unobservable inputs used in the fair value measurement include the discount rate, probabilities of payment and projected payment dates. For Cobalt, the Company estimated undiscounted future contingent payments of $1.7 million and $1.0 million as of December 31, 2015 and September 30, 2016, respectively. As of September 30, 2016, the fair value of the short-term contingent consideration for Cobalt was $0.9 million. For TMG and AFSC, the Company estimated undiscounted future contingent payments of $3.8 million and $9.0 million at the acquisition date, respectively, and $3.8 million and $9.0 million as of September 30, 2016, respectively. As of September 30, 2016, the fair value of the long-term contingent consideration for TMG and Cobalt was $2.5 million and $8.4 million

As of December 31, 2015, the fair value of the short-term and long-term contingent consideration was $91.6 million and $0.8 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of September 30, 2016, the fair value of the short-term and long-term contingent consideration was $0.9 million and $10.9 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. The change in the fair value of the contingent consideration was $29.7 million and $47.3 million for the three and nine months ended September 30, 2015, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of income (loss). The increases were mainly a result of changes in present value and the estimated undiscounted liability.

The following table summarizes the Company’s liability for contingent consideration for the nine months ended (in thousands):

September 30,
2016
Balance as of beginning of period	$92,426
Acquisition of TMG	2,244
Acquisition of AFSC	8,247
Changes in fair value	510
Payments	(91,660)
Balance as of end of period	$11,767

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At September 30, 2016, the Company’s

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

excess capital and undistributed earnings for the Company’s regulated subsidiaries of $112.1 million are included in cash and cash equivalents.

Investments

If a debt security is in an unrealized loss position and the Company has the intent to sell the debt security, or it is more likely than not that the Company will have to sell the debt security before recovery of its amortized cost basis, the decline in value is deemed to be other‑than‑temporary and is recorded to other‑than‑temporary impairment losses recognized in income in the consolidated statements of income (loss). For impaired debt securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other‑ than‑temporary impairment is recognized in other‑than‑temporary impairment losses recognized in income in the consolidated statements of income (loss) and the non‑credit component of the other‑than‑temporary impairment is recognized in other comprehensive income.

As of December 31, 2015 and September 30, 2016, there were no unrealized losses that the Company determined to be other‑than‑temporary. No realized gains or losses were recorded for the nine months ended September 30, 2015 or 2016. The following is a summary of short‑term and long‑term investments at December 31, 2015 and September 30, 2016 (in thousands):

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$5,524	$—	$(10)	$5,514
Obligations of government-sponsored enterprises (1)	50,575	4	(54)	50,525
Corporate debt securities	269,340	—	(364)	268,976
Certificates of deposit	1,150	—	—	1,150
Total investments at December 31, 2015	$326,589	$4	$(428)	$326,165

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$5,129	$3	$(1)	$5,131
Obligations of government-sponsored enterprises (2)	42,121	12	(6)	42,127
Corporate debt securities	265,470	2	(257)	265,215
Certificates of deposit	1,450	—	—	1,450
Total investments at September 30, 2016	$314,170	$17	$(264)	$313,923

(1)	Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

The maturity dates of the Company’s investments as of September 30, 2016 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2016	$118,854	$118,821
2017	190,635	190,426
2018	4,681	4,676
Total investments at September 30, 2016	$314,170	$313,923

Income Taxes

The Company’s effective income tax rates were 43.5 percent and 51.9 percent for the nine months ended September 30, 2015 and 2016, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2016 is higher than the effective rate for the nine months ended September 30, 2015 mainly due to valuation allowance increases in 2016 with respect to losses at AlphaCare of New York, Inc. (“AlphaCare”).

The Company files a consolidated federal income tax return with most of its eighty-percent or more controlled subsidiaries. The Company files a separate consolidated federal income tax return for AlphaCare and its parent, AlphaCare Holdings, Inc. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions. The Company is no longer subject to federal income tax assessments for years ended prior to 2013 or, with few exceptions, to state or local income tax assessments for years ended prior to 2012. Further, the statutes of limitation regarding the assessment of 2012 federal and certain state and local income taxes expired during the quarter ended September 30, 2016 (“Current Year Quarter”). As a result, $1.6 million of tax contingency reserves recorded as of December 31, 2015 were reversed in the Current Year Quarter, of which $1.1 million is reflected as a discrete reduction to income tax expense and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Current Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Net Operating Loss Carryforwards

The Company has $2.4 million of federal net operating loss carryforwards (“NOLs”) available to reduce its federal consolidated taxable income in 2016 and subsequent years. These NOLs will expire in 2018 and 2019 if not used and are subject to examination and adjustment by the Internal Revenue Service (“IRS”). AlphaCare has $36.2 million of federal NOLs available to reduce its consolidated taxable income in 2016 and subsequent years. These NOLs will expire in 2033 through 2035 if not used and are subject to examination and adjustment by the IRS. The Company and its subsidiaries also have $136.4 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2016 and subsequent years. Most of these state NOLs will expire in 2017 through 2035 if not used and are subject to examination and adjustment by the respective state tax authorities.

Deferred tax assets as of December 31, 2015 and September 30, 2016 are shown net of valuation allowances of $15.5 million and $19.7 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company’s financial condition and results of operations.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non‑deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. For 2015 and 2016, the HIF fees were $26.5 million and $26.5 million, respectively, which have been paid. Of these amounts, $6.7 million and $19.9 million was expensed in the three and nine months ended September 30, 2015, respectively, and $6.7 million and $19.9 million was expensed in the three and nine months ended September 30, 2016, respectively, which was included in direct service costs and other operating expenses in the consolidated statements of income (loss). The Company recorded revenues of $11.6 million and $34.0 million in the three and nine months ended September 30, 2015, respectively, and $11.0 million and $32.4 million in the three and nine months ended September 30, 2016, respectively, associated with the accrual for the reimbursement of the economic impact of the HIF fees from its customers.

Stock Compensation

At December 31, 2015 and September 30, 2016, the Company had equity‑based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015. The Company recorded stock compensation expense of $12.9 million and $40.6 million for the three and nine months ended September 30, 2015 and $9.2 million and $27.6 million for the three and nine months ended September 30, 2016, respectively. Stock compensation expense recognized in the consolidated statements of income (loss) for the nine months ended September 30, 2015 and 2016 has been reduced for forfeitures, estimated at between zero and four percent for both periods.

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2016 was $15.07 as estimated using the Black‑Scholes‑Merton option pricing model, which also assumed an expected volatility of 27.75 percent based on the historical volatility of the Company’s stock price.

The benefits of tax deductions in excess of recognized stock compensation expense are reported as a financing cash flow, rather than as an operating cash flow. In the nine months ended September 30, 2015 and 2016, $3.9 million and $0.5 million, respectively, of benefits of such tax deductions related to stock compensation expense were realized and as such were reported as financing cash flows. For the nine months ended September 30, 2015, the net change to additional paid in capital related to tax benefits (deficiencies) was $3.8 million, which includes $3.9 million of excess tax benefits offset by $(0.1) million of excess tax deficiencies. For the nine months ended September 30, 2016, the net change to additional paid in capital related to tax benefits (deficiencies) was $0.3 million, which includes $0.5 million of excess tax benefits offset by $(0.2) million of excess tax deficiencies.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

Summarized information related to the Company’s stock options for the nine months ended September 30, 2016 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,939,840	$55.13
Granted	485,560	64.22
Forfeited	(100,368)	48.82
Exercised	(221,308)	56.94
Outstanding, end of period	3,103,724	$56.94
Vested and expected to vest at end of period	3,076,774	$56.89
Exercisable, end of period	1,816,352	$53.40

All of the Company’s options granted during the nine months ended September 30, 2016 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the nine months ended September 30, 2016 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	1,109,622	$57.88
Awarded	76,134	65.84
Vested	(20,115)	67.12
Forfeited	—	—
Outstanding, ending of period	1,165,641	58.24

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the nine months ended September 30, 2016 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	231,088	$61.53
Awarded	51,521	64.87
Vested	(51,419)	63.77
Forfeited	(23,605)	63.47
Outstanding, ending of period	207,585	61.58

The vesting period for RSAs ranges from 12 months to 42 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant. In addition, certain RSUs outstanding contain associated performance hurdle(s) that must be met in order for the awards to vest.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the nine months ended September 30, 2016 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	36,938	$85.00
Awarded	69,691	97.22
Vested	—	—
Forfeited	(3,652)	91.89
Outstanding, end of period	102,977	93.03

The weighted average estimated fair value of the PSUs granted in the nine months ended September 30, 2016 was $97.22, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1%, and expected volatility of 16% to 81% (average of 32%). The PSUs granted in the nine months ended September 30, 2016, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2018 and vesting on March 3, 2019, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2019 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2016, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 56 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Long Term Debt and Capital Lease Obligations

On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the “2014 Credit Facility”). On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019; however, the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

Under the 2014 Credit Facility, the annual interest rate on revolving and term loan borrowings is equal to (i) in the case of base rate loans, the sum of a borrowing margin ranging from 0.50 percent to 1.00 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.00 percent, or (ii) in the case of Eurodollar rate loans, the sum of a borrowing margin ranging from 1.50 percent to 2.00 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion, with the borrowing margin for these loans adjusted from time to time based on the Company’s total leverage ratio. Letters of credit issued bear interest equal to the borrowing margin for

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

Eurodollar loans that ranges from 1.50 percent to 2.00 percent, with the commitment commission on the unused revolving loan commitment ranging from 0.20 percent to 0.35 percent. These letter of credit and commitment commission rates are adjusted from time to time based on the Company’s total leverage ratio.

Under the 2014 Credit Facility, on September 30, 2014, the Company completed a draw-down of the $250.0 million term loan (the “2014 Term Loan”). The borrowings have been maintained as a Eurodollar loan. The 2014 Term Loan is subject to certain quarterly amortization payments.  As of September 30, 2016 the remaining balance on the 2014 Term Loan was $225.0 million. The 2014 Term Loan will mature on July 23, 2019. As of September 30, 2016, the 2014 Term Loan bore interest at a rate of 1.625 percent plus the London Interbank Offered Rate (“LIBOR”), which was equivalent to a total interest rate of approximately 2.149 percent. For the nine months ended September 30, 2016, the weighted average interest rate was approximately 1.979 percent.

On June 27, 2016, the Company entered into a $200.0 million Credit Agreement with various lenders that provides for a $200.0 million term loan (the “2016 Term Loan”) to Magellan Pharmacy Services, Inc. (the “2016 Credit Facility”). The 2016 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on December 29, 2017.

Under the 2016 Credit Facility, the annual interest rate on the term loan is equal to (i) in the case of base rate loans, the sum of a borrowing margin ranging from 0.25 percent to 0.75 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.00 percent, or (ii) in the case of Eurodollar rate loans, the sum of a borrowing margin ranging from 1.25 percent to 1.75 percent plus the Eurodollar rate for the selected interest period. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion, with the borrowing margin for these loans adjusted from time to time based on the Company’s total leverage ratio.

The borrowings under the 2016 Term Loan have been maintained as a Eurodollar loan. As of September 30, 2016 the remaining balance on the 2016 Term Loan was $200.0 million and bore interest at a rate of approximately 1.375 percent plus the London Interbank Offered Rate (“LIBOR”), which was equivalent to a total interest rate of approximately 1.899 percent. During the period the term loan was outstanding, from June 27, 2016 through September 30, 2016, the weighted average interest rate was approximately 1.866 percent.

As of September 30, 2016, the contractual maturities of the term loans under the 2014 Credit Facility and the 2016 Credit Facility were as follows: 2016—$6.3 million; 2017—$225.0 million; 2018—$25.0 million; and 2019—$168.7 million. The Company had $33.4 million and $33.7 million of letters of credit outstanding at December 31, 2015 and September 30, 2016, respectively. The Company had no revolving loan borrowings at December 31, 2015. Beginning in April 2016, due to the timing of working capital needs, the Company has borrowed from the revolving loan under the 2014 Credit Facility. The revolving loan borrowings have been in the form of Eurodollar rate loans and totaled $90.0 million at September 30, 2016. As of November 7, 2016, the Company has revolving loans totaling $65.0 million, resulting in $151.3 million of revolving loans available under the 2014 Credit Facility.

There were $24.4 million and $24.4 million of capital lease obligations at December 31, 2015 and September 30, 2016, respectively. Included in long-term debt and capital lease obligations as of December 31, 2015 and September 30, 2016 are deferred loan issuance costs of $1.4 million and $1.5 million, respectively.

Goodwill

The Company is required to test its goodwill for impairment on at least an annual basis and more frequently if indicators of impairment exist. The Company has selected October 1 as the date of its annual impairment test. Goodwill for each of the Company’s reporting units at December 31, 2015 and September 30, 2016 were as follows (in thousands):

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

	December 31,	September 30,
	2015	2016
Commercial	$242,255	$242,255
Government	18,363	113,895
Pharmacy Management	360,772	360,772
Total	$621,390	$716,922

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and the nine months ended September 30, 2016 are reflected in the table below (in thousands):

	December 31,	September 30,
	2015	2016
Balance as of beginning of period	$566,106	$621,390
Acquisition of 4D	49,136	—
Acquisition of AFSC	—	82,310
Other acquisitions and measurement period adjustments	6,148	13,222
Balance as of end of period	$621,390	$716,922

Intangible Assets

The Company reviews other intangible assets for impairment when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets. During the second quarter of 2016, the Company recognized $4.8 million in impairment charges, which are reflected in direct service costs and other operating expenses in the consolidated statements of income (loss) and reported within the Healthcare segment. The fair value of the impairment was determined using the income method, which resulted in the full impairment of the customer agreement intangible asset recorded in conjunction with the AlphaCare acquisition.

The following is a summary of intangible assets at December 31, 2015 and September 30, 2016, and the estimated useful lives for such assets (in thousands):

	December 31, 2015
					Gross		Net
	Estimated				Carrying	Accumulated	Carrying
Asset	Useful Life				Amount	Amortization	Amount
Customer agreements and lists	2.5	to	18	years	$274,790	$(148,795)	$125,995
Provider networks and other	1	to	16	years	16,663	(9,284)	7,379
					$291,453	$(158,079)	$133,374

	September 30, 2016
					Gross		Net
	Estimated				Carrying	Accumulated	Carrying
Asset	Useful Life				Amount	Amortization	Amount
Customer agreements and lists	2.5	to	18	years	$314,246	$(174,152)	$140,094
Provider networks and other	1	to	16	years	17,647	(11,267)	6,380
AFSC trade name	indefinite				3,030	—	3,030
					$334,923	$(185,419)	$149,504

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

Amortization expense was $8.1 million and $21.7 million for the three and nine months ended September 30, 2015, respectively, and $7.8 million and $22.5 million for the three and nine months ended September 30, 2016, respectively. The Company estimates amortization expense will be $30.0 million, $26.8 million, $23.8 million, $23.2 million and $22.1 million for the years ended December 31, 2016, 2017, 2018, 2019, and 2020, respectively.

Redeemable Non‑Controlling Interest

As of September 2016, the Company held an equity interest of approximately 84% in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options, requiring the Company to purchase up to 50% of the remaining shares prior to January 1, 2017, provided certain membership levels are attained. After December 31, 2016, the other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, after December 31, 2016, the Company has the right to purchase all remaining shares. Non‑controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non‑controlling interests. Redeemable non‑controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders’ equity on the Company’s consolidated balance sheet at the greater of the initial carrying amount adjusted for the non‑controlling interest’s share of net income or loss or its redemption value. The carrying value of the non‑controlling interest as of December 31, 2015 and September 30, 2016 was $5.9 million and $4.2 million, respectively. The $1.7 million decrease in carrying value is a result of operating losses, partially offset by the impact of additional capital provided by the Company. The Company evaluates the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company adjusts the carrying amount of the non‑controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non‑controlling interest. The Company will reflect redemption value adjustments in the earnings per share (“EPS”) calculation if redemption value is in excess of the carrying value of the non‑controlling interest. As of September 30, 2016, the carrying value of the non‑controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

In order to better represent the operations of the Company’s segments, effective January 1, 2016, the Company began allocating operational and corporate support costs to the Healthcare and Pharmacy Management segments. For comparative presentation, the Company applied the allocation methodology retrospectively and reclassified direct service costs and other between segments for the three and nine months ended September 30, 2015. The impact of these reclassifications are disclosed in Note C—“Business Segment Information”.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Numerator:
Net (loss) income attributable to Magellan Health, Inc.	$(7,808)	$25,509	$4,123	$42,704
Denominator:
Weighted average number of common shares outstanding—basic	24,892	23,052	25,297	23,394
Common stock equivalents—stock options	—	235	360	282
Common stock equivalents—RSAs	—	679	640	615
Common stock equivalents—RSUs	—	25	34	26
Common stock equivalents—PSUs	—	10	39	23
Common stock equivalents—employee stock purchase plan	—	4	2	3
Weighted average number of common shares outstanding—diluted	24,892	24,005	26,372	24,343
Net (loss) income attributable to Magellan Health, Inc. per common share—basic	$(0.31)	$1.11	$0.16	$1.83
Net (loss) income attributable to Magellan Health, Inc. per common share—diluted	$(0.31)	$1.06	$0.16	$1.75

The weighted average number of common shares outstanding for the nine months ended September 30, 2015 and 2016 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the nine months ended September 30, 2015 and 2016 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 1.4 million and 1.1 million options for the three and nine months ended September 30, 2015, respectively, and 1.8 million and 1.2 million options for the three and nine months ended September 30, 2016, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

The accounting policies of the Company’s segments are the same as those described in Note A—“General.” The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest and other income, changes in the fair value of contingent consideration recorded in relation to acquisitions, gain on sale of assets, special charges or benefits, and income taxes (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Healthcare subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Healthcare’s customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company’s employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company’s segments are defined in Note A—“General”.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2015
Managed care and other revenue	$748,297	$60,978	$(26)	$809,249
PBM and dispensing revenue	—	409,371	(28,538)	380,833
Cost of care	(596,323)	—	—	(596,323)
Cost of goods sold	—	(387,834)	27,390	(360,444)
Direct service costs and other (3)	(123,581)	(91,884)	(5,121)	(220,586)
Stock compensation expense (1) (3)	1,902	9,769	1,226	12,897
Changes in fair value of contingent consideration (1)	(809)	30,547	—	29,738
Less: non-controlling interest segment profit (loss) (2)	75	—	(28)	47
Segment profit (loss)	$29,411	$30,947	$(5,041)	$55,317

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2016
Managed care and other revenue	$690,572	$61,106	$(89)	$751,589
PBM and dispensing revenue	—	570,231	(29,688)	540,543
Cost of care	(480,243)	—	—	(480,243)
Cost of goods sold	—	(538,113)	28,440	(509,673)
Direct service costs and other (3)	(152,992)	(66,475)	(9,627)	(229,094)
Stock compensation expense (1) (3)	2,267	5,368	1,541	9,176
Changes in fair value of contingent consideration (1)	313	—	—	313
Less: non-controlling interest segment profit (loss) (2)	(189)	—	(5)	(194)
Segment profit (loss)	$60,106	$32,117	$(9,418)	$82,805

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2015
Managed care and other revenue	$2,170,361	$163,828	$(50)	$2,334,139
PBM and dispensing revenue	—	1,077,088	(82,570)	994,518
Cost of care	(1,686,944)	5	—	(1,686,939)
Cost of goods sold	—	(1,019,200)	79,140	(940,060)
Direct service costs and other (3)	(376,828)	(221,155)	(18,508)	(616,491)
Stock compensation expense (1) (3)	6,874	29,513	4,206	40,593
Changes in fair value of contingent consideration (1)	(638)	47,912	—	47,274
Less: non-controlling interest segment profit (loss) (2)	(318)	—	(79)	(397)
Segment profit (loss)	$113,143	$77,991	$(17,703)	$173,431

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2016
Managed care and other revenue	$1,947,470	$180,658	$(217)	$2,127,911
PBM and dispensing revenue	—	1,535,864	(90,276)	1,445,588
Cost of care	(1,410,403)	—	—	(1,410,403)
Cost of goods sold	—	(1,448,699)	86,637	(1,362,062)
Direct service costs and other (3)	(418,574)	(191,402)	(25,651)	(635,627)
Stock compensation expense (1) (3)	6,737	16,338	4,498	27,573
Changes in fair value of contingent consideration (1)	383	127	—	510
Impairment of intangible assets (1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss) (2)	(1,325)	—	(16)	(1,341)
Segment profit (loss)	$131,738	$92,886	$(24,993)	$199,631

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to the acquisitions, and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit.
(3)

Effective January 1, 2016, the Company implemented changes related to the allocation of Corporate operational and support functions.  These changes were applied retrospectively.  The following tables summarize, for the periods indicated, the changes by business segment (in thousands):

		Pharmacy	Corporate and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2015
Segment profit (loss) before Corporate allocations	$44,884	$35,220	$(24,787)	$55,317
Allocated Corporate costs	(16,906)	(4,632)	21,538	—
Allocated Corporate stock compensation expense	1,433	359	(1,792)	—
Segment profit (loss)	$29,411	$30,947	$(5,041)	$55,317

		Pharmacy	Corporate and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2016
Segment profit (loss) before Corporate allocations	$78,511	$37,447	$(33,153)	$82,805
Allocated Corporate costs	(19,470)	(5,596)	25,066	—
Allocated Corporate stock compensation expense	1,065	266	(1,331)	—
Segment profit (loss)	$60,106	$32,117	$(9,418)	$82,805

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

		Pharmacy	Corporate and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2015
Segment profit (loss) before Corporate allocations	$160,354	$90,685	$(77,608)	$173,431
Allocated Corporate costs	(52,133)	(13,925)	66,058	—
Allocated Corporate stock compensation expense	4,922	1,231	(6,153)	—
Segment profit (loss)	$113,143	$77,991	$(17,703)	$173,431

		Pharmacy	Corporate and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2016
Segment profit (loss) before Corporate allocations	$182,757	$106,410	$(89,536)	$199,631
Allocated Corporate costs	(54,772)	(14,462)	69,234	—
Allocated Corporate stock compensation expense	3,753	938	(4,691)	—
Segment profit (loss)	$131,738	$92,886	$(24,993)	$199,631

The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Segment Profit	$55,317	$82,805	$173,431	$199,631
Stock compensation expense	(12,897)	(9,176)	(40,593)	(27,573)
Changes in fair value of contingent consideration	(29,738)	(313)	(47,274)	(510)
Impairment of intangible assets	—	—	—	(4,800)
Non-controlling interest segment profit (loss)	47	(194)	(397)	(1,341)
Depreciation and amortization	(26,721)	(26,885)	(75,239)	(77,472)
Interest expense	(1,654)	(3,038)	(4,933)	(6,780)
Interest and other income	631	741	1,597	2,116
(Loss) income before income taxes	$(15,015)	$43,940	$6,592	$83,271

The following tables summarize those assets that are used in the operations of each segment.  The remainder of the Company’s assets cannot be specifically identified by segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
December 31, 2015
Restricted cash	$133,597	$—	$—	$133,597
Net accounts receivable	153,036	270,975	4,633	428,644
Investments	313,045	—	13,120	326,165
Pharmaceutical inventory	—	50,749	—	50,749
Goodwill	260,618	360,772	—	621,390
Other intangible assets, net	12,227	121,147	—	133,374

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
September 30, 2016
Restricted cash	$55,212	$—	$—	$55,212
Net accounts receivable	197,653	295,076	5,218	497,947
Investments	312,392	—	1,531	313,923
Pharmaceutical inventory	—	61,174	—	61,174
Goodwill	356,150	360,772	—	716,922
Other intangible assets, net	47,634	101,870	—	149,504

NOTE D—Commitments and Contingencies

Legal

The Company’s operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense.

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

Stock Repurchases

On October 22, 2014 the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016 (the “2014 Repurchase Program”). On October 26, 2015, the Company’s board of directors approved a new stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). Stock repurchases under the programs may be purchased from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

Pursuant to the 2014 Stock Repurchase Program, the Company made open market purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
November 24, 2014 - December 31, 2014	232,170	$60.65	$14.1
January 1, 2015-October 21, 2015	3,153,156	58.96	185.9
	3,385,326		$200.00

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016-September 30, 2016	1,828,183	58.40	106.8
	2,173,227		$125.2

The Company made no repurchases from October 1, 2016 through November 7, 2016.

NOTE E—Acquisitions

Acquisition of AFSC

Pursuant to the May 15, 2016 share purchase agreement (the “AFSC Agreement”) with Armed Forces Services Corporation (“AFSC”), on July 1, 2016 the Company acquired all of the outstanding equity interests of AFSC (the “AFSC Acquisition”). AFSC has extensive experience providing and managing behavioral health and specialty services to various agencies of the federal government, including all five branches of the U.S. Armed Forces.

The base purchase price for the AFSC Acquisition per the AFSC Agreement was $117.5 million, subject to working capital adjustments. Pursuant to the AFSC Agreement, certain members of AFSC’s management, who were also shareholders of AFSC, purchased a total of $4.0 million in Magellan restricted common stock, which will vest over a two-year period, conditioned upon continued employment with the Company. Consideration for the AFSC Acquisition includes a net payment for the net base purchase price of $113.5 million in cash, subject to working capital adjustments, including adjustments for cash acquired. Proceeds from the sale of restricted common stock are recorded as stock compensation expense over the requisite service period.

In addition to the base purchase price, the AFSC Agreement provides for potential contingent payments up to a maximum aggregate amount of $10.0 million. The potential contingent payments are based on the retention of certain core business by AFSC.

The Company will report the results of operation of AFSC within the Healthcare segment. The consolidated statements of income (loss) include total revenues and Segment Profit for AFSC of $43.9 million and $7.2 million for the three months subsequent to the acquisition, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $41.3 million, consisting of customer contracts in the amount of $38.1 million, which is being amortized over seven years, trade name in the amount of $3.0 million, which has an indefinite life, and non-compete agreements in the amount of $0.2 million, which is being amortized over four years. The acquisition resulted in $82.3 million in goodwill related primarily to anticipated synergies and the assembled workforce of AFSC.  None of the goodwill is deductible for tax purposes.

The Company’s total consideration for this transaction, as of the date of acquisition, totaled $141.3 million, including an accrual for estimated contingent consideration of $8.2 million.

The estimated fair value of AFSC assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes $33,473 and $18,632 of accounts receivable and cash, respectively)	$52,519
Property and equipment, net	945
Other assets	32
Other identified intangible assets	41,256
Goodwill	82,310
Total assets acquired	177,062
Liabilities assumed:
Current liabilities	21,071
Deferred tax liabilities	14,617
Other liabilities	108
Total liabilities assumed	35,796
Net assets acquired	$141,266

The Company’s estimated fair values of AFSC assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

As of September 30, 2016, the Company established a working capital receivable of $2.2 million that was reflected as a reduction to goodwill.

The fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates and projected contract retention. The Company used a probability weighted discounted cash flow method to arrive at the fair value of contingent consideration. Changes in the probabilities of payment, discount rates or projected payment dates may result in a change in the fair value measurement. Any changes in the fair value measurement are reflected as income or expense in the consolidated statements of income (loss). As of the acquisition date, the Company estimated undiscounted future contingent consideration payments of $9.0 million. As of September 30, 2016, the fair value of the contingent consideration was $8.4 million and is included in long-term contingent consideration in the accompanying consolidated balance sheets. The change in the present value of the contingent consideration was $0.1 million for the three and nine months ended September 30, 2016, and was recorded as direct service costs and other operating expenses in the consolidated statements of income (loss).

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September, 30 2016

(Unaudited)

In connection with the AFSC acquisition, the Company incurred $1.9 million of acquisition related costs that were expensed during the nine months ended September 30, 2016. These costs are included within direct service costs and other operating expenses in the accompanying consolidated statements of income (loss).

Other Acquisitions

Pursuant to the February 9, 2016 purchase agreement (the “TMG Agreement”) with TMG, on February 29, 2016 the Company acquired all of the outstanding equity interests of TMG. TMG is a company with 30 years of expertise in community-based long-term care services and supports. As consideration for the transaction, the Company paid a base price of $14.8 million in cash, including net receipts of $0.2 million for working capital adjustments. In addition to the base purchase price, the TMG agreement provides for potential contingent payments up to a maximum aggregate of $15.0 million. The potential future payments are contingent upon the Company being awarded additional managed long-term services and supports contracts. The Company reports the results of operations of TMG within its Healthcare segment.

Pro Forma Financial Information

The following unaudited supplemental pro forma information represents the Company’s consolidated results of operations for the three and nine months ended September 30, 2015 as if the acquisition of AFSC had occurred on January 1, 2015, and for the three and nine months ended September 30, 2016, as if the acquisition of AFSC had occurred on January 1, 2016, in all cases after giving effect to certain adjustments including interest income, depreciation, amortization, and stock compensation expense.

Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of AFSC occurred on January 1, 2015 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016

Net revenue	$1,236,449	$1,292,132	$3,457,903	$3,669,657
Net income attributable to Magellan Health, Inc.	$(4,723)	$25,509	$8,306	$44,433
Income per common share attributable to Magellan Health, Inc.:
Basic	$(0.19)	$1.11	$0.33	$1.90
Diluted	$(0.19)	$1.06	$0.31	$1.82

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Magellan and its subsidiaries should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10‑Q and the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016.

Forward‑Looking Statements

This Form 10‑Q includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations as reflected in such forward‑looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward‑looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward‑looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward‑looking statements include:

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
•

the Company’s ability to accurately underwrite and control healthcare costs associated with its expansion into clinically integrated management of special populations eligible for Medicaid and Medicare, including individuals with serious mental illness and other unique high‑cost populations;

•	the Company’s ability to maintain or secure cost‑effective healthcare provider contracts;
•	the Company’s ability to maintain relationships with key pharmacy providers, vendors and manufacturers;
•	fluctuation in quarterly operating results due to seasonal and other factors;
•	the Company’s dependence on government spending for managed healthcare, including changes in federal, state and local healthcare policies;
•	restrictive covenants in the Company’s debt instruments;
•	present or future state regulations and contractual requirements that the Company provide financial assurance of its ability to meet its obligations;
•

the impact of the competitive environment in the managed healthcare services industry which may limit the Company’s ability to maintain or obtain contracts, as well as its ability to maintain or increase its rates;

•	the impact of healthcare reform legislation;
•	the Mental Health and Substance Abuse Benefit Parity Law and Regulations;
•	government regulation;
•	the Company’s participation in Medicare Part D is subject to government regulation;
•	the unauthorized disclosure of sensitive or confidential member or other information;
•	a breach or failure in the Company’s operational security systems or infrastructure, or those of third parties with which we do business;
•	the possible impact of additional regulatory scrutiny and liability associated with the Company’s Pharmacy Management segment;
•	the inability to realize the value of goodwill and intangible assets;
•	pending or future actions or claims for professional liability;
•	claims brought against the Company that either exceed the scope of the Company’s liability coverage or result in denial of coverage;
•	class action suits and other legal proceedings;
•	negative publicity;
•	the impact of governmental investigations;
•	the impact of varying economic and market conditions on the Company’s investment portfolio;
•	the state of the national economy and adverse changes in economic conditions; and
•	the impact to contingent consideration as a result of changes in operational forecasts and probabilities of payment.

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward‑looking statements is set forth under the heading “Risk Factors” in Item 1A of Magellan’s Annual Report on Form 10‑K for the year ended December 31, 2015. When used in this Quarterly Report on Form 10‑Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward‑looking statements. Magellan undertakes no obligation to update or revise forward‑looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

Business Overview

The Company is engaged in the healthcare management business, and is focused on managing the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits and other specialty areas of healthcare. The Company develops innovative solutions that combine advanced analytics, agile technology and clinical excellence to drive better decision making, positively impact health outcomes and optimize the cost of care for the members we serve. The Company provides services to health plans and other MCOs, employers, labor unions, various military and governmental agencies and TPAs. The Company’s business is divided into three segments, based on the services it provides and/or the customers it serves. See Note A—“General” for more information on the Company’s business segments.

The following tables summarize, for the periods indicated, revenues and covered lives for Healthcare by product classification and customer type (in thousands):

	Covered lives as of
	September 30, 2016
	Risk-based	ASO
Commercial
Behavioral(1)	13,742	9,994
Specialty	7,999	16,474
Government(2)	4,207	1,032

	Revenue for the nine months ended
	September 30, 2016
	Risk-based	ASO	Total
Commercial
Behavioral(1)	$251,780	$93,662	$345,442
Specialty	376,214	50,351	426,565
Government(2)	1,109,190	66,273	1,175,463
Total	$1,737,184	$210,286	$1,947,470

(1)	Includes revenues of $38.4 million from EAP services provided on a risk basis to health plans and employers with 11.0 million covered lives.
(2)	Includes revenues of $157.8 million from EAP services provided on a risk basis to federal governmental entities with 3.5 million covered lives.

During nine months ended September 30, 2016, Pharmacy Management paid 18.5 million adjusted commercial network claims in its PBM business, 55.3 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90‑day and traditional mail claim. As of September 30, 2016, Pharmacy Management had a generic dispensing rate of 83.8 percent within its commercial PBM business and served 1.4 million commercial PBM members, 12.4 million members in its medical pharmacy management programs, and 25 states and the District of Columbia in its PBA business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies, legal liabilities and contingent consideration payable. Actual results could differ from those estimates. Except as noted below, the Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10‑K, filed with the SEC on February 29, 2016.

Results of Operations

The accounting policies of the Company’s segments are the same as those described in Note A—“General.” The Company evaluates performance of its segments based on Segment Profit. Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Healthcare subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Healthcare’s customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company’s employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company’s segments are defined in Note A—“General”.

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2015
Managed care and other revenue	$748,297	$60,978	$(26)	$809,249
PBM and dispensing revenue	—	409,371	(28,538)	380,833
Cost of care	(596,323)	—	—	(596,323)
Cost of goods sold	—	(387,834)	27,390	(360,444)
Direct service costs and other (3)	(123,581)	(91,884)	(5,121)	(220,586)
Stock compensation expense (1) (3)	1,902	9,769	1,226	12,897
Changes in fair value of contingent consideration (1)	(809)	30,547	—	29,738
Less: non-controlling interest segment profit (loss) (2)	75	—	(28)	47
Segment profit (loss)	$29,411	$30,947	$(5,041)	$55,317

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2016
Managed care and other revenue	$690,572	$61,106	$(89)	$751,589
PBM and dispensing revenue	—	570,231	(29,688)	540,543
Cost of care	(480,243)	—	—	(480,243)
Cost of goods sold	—	(538,113)	28,440	(509,673)
Direct service costs and other (3)	(152,992)	(66,475)	(9,627)	(229,094)
Stock compensation expense (1) (3)	2,267	5,368	1,541	9,176
Changes in fair value of contingent consideration (1)	313	—	—	313
Less: non-controlling interest segment profit (loss) (2)	(189)	—	(5)	(194)
Segment profit (loss)	$60,106	$32,117	$(9,418)	$82,805

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2015
Managed care and other revenue	$2,170,361	$163,828	$(50)	$2,334,139
PBM and dispensing revenue	—	1,077,088	(82,570)	994,518
Cost of care	(1,686,944)	5	—	(1,686,939)
Cost of goods sold	—	(1,019,200)	79,140	(940,060)
Direct service costs and other (3)	(376,828)	(221,155)	(18,508)	(616,491)
Stock compensation expense (1) (3)	6,874	29,513	4,206	40,593
Changes in fair value of contingent consideration (1)	(638)	47,912	—	47,274
Less: non-controlling interest segment profit (loss) (2)	(318)	—	(79)	(397)
Segment profit (loss)	$113,143	$77,991	$(17,703)	$173,431

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2016
Managed care and other revenue	$1,947,470	$180,658	$(217)	$2,127,911
PBM and dispensing revenue	—	1,535,864	(90,276)	1,445,588
Cost of care	(1,410,403)	—	—	(1,410,403)
Cost of goods sold	—	(1,448,699)	86,637	(1,362,062)
Direct service costs and other (3)	(418,574)	(191,402)	(25,651)	(635,627)
Stock compensation expense (1) (3)	6,737	16,338	4,498	27,573
Changes in fair value of contingent consideration (1)	383	127	—	510
Impairment of intangible assets (1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss) (2)	(1,325)	—	(16)	(1,341)
Segment profit (loss)	$131,738	$92,886	$(24,993)	$199,631

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to the acquisitions, and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit.
(3)

Effective January 1, 2016, the Company implemented changes related to the allocation of Corporate operational and support functions. These changes were applied retrospectively. The following tables summarize, for the periods indicated, the changes by business segment (in thousands):

		Pharmacy	Corporate and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2015
Segment profit (loss) before Corporate allocations	$44,884	$35,220	$(24,787)	$55,317
Allocated Corporate costs	(16,906)	(4,632)	21,538	—
Allocated Corporate stock compensation expense	1,433	359	(1,792)	—
Segment profit (loss)	$29,411	$30,947	$(5,041)	$55,317

		Pharmacy	Corporate and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2016
Segment profit (loss) before Corporate allocations	$78,511	$37,447	$(33,153)	$82,805
Allocated Corporate costs	(19,470)	(5,596)	25,066	—
Allocated Corporate stock compensation expense	1,065	266	(1,331)	—
Segment profit (loss)	$60,106	$32,117	$(9,418)	$82,805

		Pharmacy	Corporate and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2015
Segment profit (loss) before Corporate allocations	$160,354	$90,685	$(77,608)	$173,431
Allocated Corporate costs	(52,133)	(13,925)	66,058	—
Allocated Corporate stock compensation expense	4,922	1,231	(6,153)	—
Segment profit (loss)	$113,143	$77,991	$(17,703)	$173,431

		Pharmacy	Corporate and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2016
Segment profit (loss) before Corporate allocations	$182,757	$106,410	$(89,536)	$199,631
Allocated Corporate costs	(54,772)	(14,462)	69,234	—
Allocated Corporate stock compensation expense	3,753	938	(4,691)	—
Segment profit (loss)	$131,738	$92,886	$(24,993)	$199,631

The following table reconciles Segment Profit to income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Segment Profit	$55,317	$82,805	$173,431	$199,631
Stock compensation expense	(12,897)	(9,176)	(40,593)	(27,573)
Changes in fair value of contingent consideration	(29,738)	(313)	(47,274)	(510)
Impairment of intangible assets	—	—	—	(4,800)
Non-controlling interest segment profit (loss)	47	(194)	(397)	(1,341)
Depreciation and amortization	(26,721)	(26,885)	(75,239)	(77,472)
Interest expense	(1,654)	(3,038)	(4,933)	(6,780)
Interest and other income	631	741	1,597	2,116
(Loss) income before income taxes	$(15,015)	$43,940	$6,592	$83,271

Non‑GAAP Measures

The Company reports its financial results in accordance with GAAP, however the Company’s management also assesses business performance and makes business decisions regarding the Company’s operations using certain non‑GAAP measures. In addition to Segment Profit, as defined above, the Company also uses adjusted net income attributable to Magellan Health, Inc. (“Adjusted Net Income”) and adjusted net income per common share attributable to Magellan Health, Inc. on a diluted basis (“Adjusted EPS”). Adjusted Net Income and Adjusted EPS reflect certain adjustments made for acquisitions completed after January 1, 2013 to exclude non‑cash stock compensation expense resulting from restricted stock purchases by sellers, changes in the fair value of contingent consideration, amortization of identified acquisition intangibles, as well as impairment of identified acquisition intangibles. The Company believes these non‑GAAP measures provide a more useful comparison of the Company’s underlying business performance from period to period and are more representative of the earnings capacity of the Company. Non‑GAAP financial measures we disclose, such as Segment Profit, Adjusted Net Income and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following table reconciles Adjusted Net Income to net income attributable to Magellan Health, Inc. (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Adjusted Net Income	$18,898	$33,322	$58,004	$67,102
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	(8,923)	(5,105)	(25,759)	(14,217)
Changes in fair value of contingent consideration	(29,738)	(313)	(47,274)	(510)
Amortization of acquired intangibles	(5,988)	(6,649)	(15,631)	(17,938)
Impairment of intangible assets, net of non-controlling interest	—	—	—	(3,936)
Tax impact	17,943	4,254	34,783	12,203
Net (loss) income attributable to Magellan Health, Inc.	$(7,808)	$25,509	$4,123	$42,704

The following table reconciles Adjusted EPS to net income per common share attributable to Magellan Health, Inc.—diluted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Adjusted EPS	$0.76	$1.39	$2.20	$2.76
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	(0.36)	(0.22)	(0.98)	(0.59)
Changes in fair value of contingent consideration	(1.19)	(0.01)	(1.79)	(0.02)
Amortization of acquired intangibles	(0.24)	(0.28)	(0.59)	(0.74)
Impairment of intangible assets, net of non-controlling interest	—	—	—	(0.16)
Tax impact	0.72	0.18	1.32	0.50
Net (loss) income per common share attributable to Magellan Health, Inc.—Diluted	$(0.31)	$1.06	$0.16	$1.75

Quarter ended September 30, 2016 (“Current Year Quarter”), compared to the quarter ended September 30, 2015 (“Prior Year Quarter”)

Healthcare

Net Revenue

Net revenue related to Healthcare decreased by 7.7 percent or $57.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is mainly due to terminated contracts of $175.0 million, unfavorable rate changes of $18.4 million, program changes of $16.6 million, revenue impact of unfavorable prior period medical claims development recorded in the Prior Year Quarter of $3.9 million and other net unfavorable variances of 1.4 million. These decreases were partially offset by increased membership from existing customers of $78.0 million, revenue for AFSC acquired on July 1, 2016 of $43.9 million, contracts implemented after (or during) the Prior Year Quarter of $19.8 million, revenue for TMG acquired February 29, 2016 of $12.5 million and the revenue impact of unfavorable prior period medical claims development recorded in the Current Year Quarter of $3.4 million.

Cost of Care

Cost of care decreased by 19.5 percent or $116.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease in cost of care is primarily due to terminated contracts of $152.0 million, lower care associated with unfavorable rate changes of $21.3 million, program changes of $13.9 million, net favorable prior period medical claims development recorded in the Current Year Quarter of $9.6 million, unfavorable prior period medical claims development recorded in the Prior Year Quarter of $8.6 million and care trends and other net favorable variances of $22.9 million. These decreases were partially offset by increased membership from existing customers of $68.5 million, care costs for AFSC acquired on July 1, 2016 of $28.1 million and new contracts implemented after (or during) the Prior Year Quarter of $15.6 million. For our commercial contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 82.4 percent in the Prior Year Quarter to 80.0 percent in the Current Year Quarter, mainly due to favorable care development in the Current Year Quarter. For our government contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 93.0 percent in the Prior Year Quarter to 81.3 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

Direct service costs increased by 23.8 percent or $29.4 million from the Prior Year Quarter to the Current Year Quarter primarily due to costs related to TMG and AFSC, partially offset by the impact of terminated contracts, as well as severance and other contract termination cost of $2.3 million recorded in the Prior Year Quarter. Direct service costs increased as a percentage of revenue from 16.5 percent in the Prior Year Quarter to 22.2 percent in the Current Year Quarter, mainly due to business mix changes related to terminated contracts and the acquisition of TMG and AFSC.

Pharmacy Management

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 0.2 percent or $0.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to government pharmacy revenue of $1.4 million and other net favorable variances of $0.3 million, partially offset by decreased rebate revenue of $1.6 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 39.3 percent or $160.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $163.2 million, pharmacy employer revenue of $29.9 million and other net favorable variances of $1.3 million. These favorable variances were partially offset by terminated contracts of $28.4 million, net decreased dispensing activity from existing customers of $3.4 million and pharmacy MCO revenue of $1.7 million.

Cost of Goods Sold

Cost of goods sold increased by 38.7 percent or $150.3 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $158.9 million and an increase in pharmacy employer of $24.9 million. These increases were partially offset by terminated contracts of $27.9 million, net decreased dispensing activity from existing customers of $3.2 million, and other net favorable variances of $2.4 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.7 percent in the Prior Year Quarter to 94.4 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

Direct service costs decreased by 27.7 percent or $25.4 million from the Prior Year Quarter to the Current Year Quarter mainly relates to changes in the fair value of contingent consideration related to the CDMI and 4D acquisitions of $30.5 million in the Prior Year Period and lower stock compensation expense of $4.4 million, partially offset by contract implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 19.5 percent in the Prior Year Quarter to 10.5 percent in the Current Year Quarter, mainly due to the increase in revenue from business growth and the decrease in expense for fair value of contingent consideration and stock compensation expense.

Corporate and Elimination

Net expenses related to Corporate, which includes eliminations, increased by 74.2 percent or $4.7 million, primarily due to higher project costs and discretionary benefits in the Current Year Quarter. As a percentage of revenue, corporate and elimination increased from 0.5 percent in the Prior Year Quarter to 0.8 percent in the Current Year Quarter, mainly due to higher project cost and discretionary benefits in the Current Year Quarter.

Depreciation and Amortization

Depreciation and amortization expense increased by 0.6 percent or $0.2 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity, partially offset by certain intangibles becoming fully amortized after the Prior Year Quarter.

Interest Expense

Interest expense increased by $1.4 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in interest rates and the amount of outstanding debt.

Interest Income

Interest income increased by $0.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields.

Income Taxes

The Company’s effective income tax rates were 48.3 percent and 42.4 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter differs from the Prior Year Quarter mainly due to a less significant relative impact in the Current Year Quarter from the non-deductible HIF fees due to increased segment profit.

        The statutes of limitation regarding the assessment of 2012 federal and certain state and local income taxes expired during the Current Year Quarter. As a result, $1.6 million of tax contingency reserves recorded as of December 31, 2015 were reversed in the Current Year Quarter, of which $1.1 million is reflected as a discrete reduction to income tax expense, and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Current Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

The statutes of limitation regarding the assessment of 2011 federal and certain state and local income taxes expired during the Prior Year Quarter. As a result, $1.7 million of tax contingency reserves recorded as of December 31, 2014 were reversed in the Prior Year Quarter, of which $1.2 million was reflected as a discrete reduction to income tax expense and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Prior Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Nine months ended September 30, 2016 (“Current Year Period”), compared to the nine months ended September 30, 2015 (“Prior Year Period”)

Healthcare

Net Revenue

Net revenue related to Healthcare decreased by 10.3 percent or $222.9 million from the Prior Year Period to the Current Year Period. The decrease in revenue is mainly due to terminated contracts of $507.2 million, unfavorable rate changes of $49.6 million, program changes of $25.4 million and other net unfavorable variances of $4.3 million. These decreases were partially offset by increased membership from existing customers of $226.9 million, contracts implemented after (or during) the Prior Year Period of $53.6 million, revenue for AFSC acquired July 1, 2016 of $43.9 million, revenue for TMG acquired February 29, 2016 of $29.2 million, unfavorable retroactive rate adjustments in the Prior Year Period of $3.3 million, favorable retroactive rate adjustments in the Current Year Period of $3.3 million and the revenue impact of unfavorable prior period medical claims development recorded in the Current Year Period of $3.4 million.

Cost of Care

Cost of care decreased by 16.4 percent or $276.5 million from the Prior Year Period to the Current Year Period. The decrease in cost of care is primarily due to terminated contracts of $442.8 million, lower care associated with unfavorable rate changes of $48.8 million, program changes of $20.5 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $6.3 million, net favorable prior period medical claims development recorded in the Current Year Period of $3.6 million and care trends and other net favorable variances of $27.4 million. These decreases were partially offset by increased membership from existing customers of $185.1 million, new contracts implemented after (or during) the Prior Year Period of $36.5 million, care costs for AFSC acquired on July 1, 2016 of $28.1 million and favorable prior period medical claims development recorded in the Prior Year Period of $23.2 million. For our commercial contracts, cost of care as a percentage of risk revenue (excluding EAP business) was 82.7 percent in the Current Year Period which was consistent with the Prior Year Period. For our government contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from

89.3 percent in the Prior Year Period to 84.4 percent in the Current Year Period, mainly due to business mix and acquisitions.

Direct Service Costs

Direct service costs increased by 11.1 percent or $41.7 million from the Prior Year Period to the Current Year Period primarily due to the $4.8 million impairment of an intangible asset and costs related to TMG and AFSC, partially offset by the impact of terminated contracts, as well as severance and other contract termination cost of $2.3 million recorded in the Prior Year Period. Direct service costs increased as a percentage of revenue from 17.4 percent in the Prior Year Period to 21.5 percent in the Current Year Period, mainly due to the impairment of an intangible asset and costs related to TMG and AFSC, partially offset by terminated contracts.

Pharmacy Management

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 10.3 percent or $16.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to increased rebate revenue of $6.8 million, government pharmacy revenue of $6.6 million, new contracts implemented after (or during) the Prior Year Period of $5.3 million and medical pharmacy revenue of $1.3 million. These increases were partially offset by other net unfavorable variances of $3.2 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 42.6 percent or $458.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $289.8 million, revenue for 4D acquired on April 1, 2015 of $107.5 million, pharmacy employer revenue of $69.5 million and pharmacy MCO revenue of $20.9 million. These increases were partially offset by terminated contracts of $28.4 million other net unfavorable variances of $0.5 million.

Cost of Goods Sold

Cost of goods sold increased by 42.1 percent or $429.5 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $286.1 million, 4D acquired April 1, 2015 of $103.9 million, an increase in pharmacy employer of $50.1 million and pharmacy MCO of $22.2 million. These increases were partially offset by terminated contracts of $27.9 million and other net favorable variances of $4.9 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.6 percent in the Prior Year Period to 94.3 percent the Current Year Period, mainly due to business mix.

Direct Service Costs

Direct service costs decreased by 13.5 percent or $29.8 million from the Prior Year Period to the Current Year Period. This decrease mainly relates to changes in the fair value of contingent consideration related to the CDMI and 4D acquisitions of $47.9 million in the Prior Year Period and lower stock compensation expense of $13.2 million, which decreases were partially offset by additional costs from the acquisition of 4D, contract implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 17.8 percent in the Prior Year Period to 11.2 percent in the Current Year Period, mainly due to the decrease in expense for fair value of contingent consideration and stock compensation expense, partially offset by the increase in revenue from business growth and acquisition activity.

Corporate and Elimination

Net expenses related to Corporate, which includes eliminations, increased by 34.2 percent or $7.6 million, primarily due to higher project costs and increase in discretionary benefits in the Current Year Period. As a percentage of revenue, corporate and elimination was 0.8 percent which was consistent with the Prior Year Period.

Depreciation and Amortization

Depreciation and amortization expense increased by 3.0 percent or $2.2 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period and acquisition activity.

Interest Expense

Interest expense increased by $1.8 million from the Prior Year Period to the Current Year Period mainly due to an increase in interest rates and the amount of outstanding debt.

Interest Income

Interest income increased by $0.5 million from the Prior Year Period to the Current Year Period primarily due to higher yields.

Income Taxes

The Company’s effective income tax rates were 43.5 percent and 51.9 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Current Year Period differs from the Prior Year Period mainly due to valuation allowance increases in 2016 with respect to losses at AlphaCare.

            The statutes of limitation regarding the assessment of 2012 federal and certain state and local income taxes expired during the Current Year Period. As a result, $1.6 million of tax contingency reserves recorded as of December 31, 2015 were reversed in the Current Year Period, of which $1.1 million is reflected as a discrete reduction to income tax expense, and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Current Year Period and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

The statutes of limitation regarding the assessment of 2011 federal and certain state and local income taxes expired during the Prior Year Period. As a result, $1.7 million of tax contingency reserves recorded as of December 31, 2014 were reversed in the Prior Year Period, of which $1.2 million was reflected as a discrete reduction to income tax expense and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Prior Year Period and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Outlook—Results of Operations

The Company’s Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 2—“Forward‑Looking Statements” as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company’s risk‑based and other pharmacy contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general); (vi) the timing of acquisitions; (vii) changes in estimates regarding medical costs and IBNR; and (viii) changes in the estimates of contingent consideration.

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

Care Trends.  The Company expects that same‑store normalized cost of care trend for the 12 month forward outlook to be 3 to 7 percent for commercial products and 0 to 2 percent for government business.

Interest Rate Risk.  Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company’s 2014 Credit Facility and 2016 Credit Facility (collectively, the “Credit Facilities”). Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Facilities as of September 30, 2016, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.  The Company reported net cash provided by operating activities of $178.1 million and $70.9 million for the Prior Year Period and Current Year Period, respectively. The $107.2 million decrease in operating cash flows from the Prior Year Period is attributable to a net shift of restricted funds between cash and investments that results in an operating cash flow change that is directly offset by an investing cash flow change, unfavorable working capital changes, offset by an increase in Segment Profit between years.

Restricted cash of $93.8 million in the Prior Year Period was shifted to restricted investments that increased operating cash flows. Restricted cash of $36.8 million in the Current Year Period was shifted from restricted investments that decreased operating cash flows. The net impact of the shift in restricted funds between periods is a decrease in operating cash flows of $130.6 million.

The net unfavorable impact of working capital changes between periods totaled $3.3 million. For the Prior Year Period, operating cash flows were impacted by net unfavorable working capital changes of $47.4 million, which were largely attributable to timing of discretionary bonus activity and other unfavorable working capital changes due to the timing related to receivables and payables. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $50.7 million, which were largely attributable to contingent consideration payments of $91.1 million, of which $51.1 million is reflected as operating activities, and working capital changes of approximately $70.0 million related to our Medicare Part D business, specifically receivables. These unfavorable working capital changes were partially offset by sources from restricted cash and other favorable working capital changes due to the timing related to receivables and payables. Segment Profit for Current Year Period increased $26.2 million from the Prior Year Period.

During the Current Year Period, the Company had a restricted cash flow source of $79.0 million mainly due to the runoff of the Iowa contract.

Investing Activities.  The Company utilized $54.6 million and $44.3 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture and leaseholds) and capitalized software for the Prior Year Period were $19.1 million and $35.5 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $9.8 million and $34.5 million, respectively.

During the Prior Year Period the Company used net cash of $108.2 million for the net purchase of “available‑for‑sale” securities, with the Company receiving net cash of $8.1 million during the Current Year Period from the net maturity of “available‑for‑sale” securities. In addition, during the Prior Year Period, the Company used net cash of $42.4 million and $13.6 million for the acquisitions of 4D and HSM Physical Health, respectively. During the Current Year Period, the Company used net cash of $111.4 million and $16.6 million for the acquisitions of AFSC and TMG, respectively, partially offset by a working capital adjustment of $0.5 million related to the acquisition of 4D.

Financing Activities.  During the Prior Year Period, the Company paid $150.8 million for the repurchase of treasury stock under the Company’s share repurchase program, $9.4 million on debt obligations and $3.3 million on capital lease obligations. The Company made a contingent consideration payment totaling $11.2 million of which $8.9 million was related to financing activities. In addition, the Company received $50.1 million from the exercise of stock options and had other net favorable items of $4.3 million.

During the Current Year Period, the Company paid $106.8 million for the repurchase of treasury stock under the Company’s share repurchase program, $9.4 million on debt obligations, and $4.2 million on capital lease obligations. The Company made contingent consideration payments totaling $91.7 million, of which $40.6 million was related to financing activities. In addition, the Company received $290.0 million from the issuance of debt, $10.9 million from the exercise of stock options, and had other net favorable items of $1.9 million.

Outlook—Liquidity and Capital Resources

Liquidity.  During the remainder of 2016, the Company will have estimated capital expenditures of between $14.7 million and $24.7 million. In addition, the Company anticipates working capital increases for full year 2016 of approximately $100 million, mainly for receivables from CMS and other parties related to our Part D business. For the nine months ended September 30, 2016, the working capital increase related to Part D business was approximately $70.0 million. As of November 7, 2016, due to the timing of working capital needs, the Company borrowed a net total of $65.0 million of the $250.0 million of revolving loans available under the 2014 Credit Facility. The Company may have to draw on the 2014 Credit Facility to the extent that the anticipated timing of receivables, payables or share repurchases changes during the year. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the situation in the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance that the Company will not experience any such losses in the future.

Stock Repurchases.  On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. See Note D—“Commitments and Contingencies” for more information on the Company’s share repurchase program.

Off‑Balance Sheet Arrangements.  As of September 30, 2016, the Company has no material off‑balance sheet arrangements.

Credit Facilities.  On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million. On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan Health, Inc.) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non‑regulated subsidiaries of the Company and will mature on July 23, 2019, however, the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

On June 27, 2016, the Company entered into a $200.0 million Credit Agreement with various lenders that provides for a $200.0 million term loan to Magellan Pharmacy Services, Inc. The 2016 Credit Facility is guaranteed by substantially all of the non‑regulated subsidiaries of the Company and will mature on December 29, 2017.

See Note A—“General” for more information on the Credit Facilities.

Restrictive Covenants in Debt Agreements.  The Credit Facilities contain covenants that potentially limit management’s discretion in operating the Company’s business by, in certain circumstances, restricting or limiting the Company’s ability, among other things, to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company’s Credit Facilities. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Facilities as of September 30, 2016, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.  Controls and Procedures.

a) The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) under the Exchange Act), as of September 30, 2016. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

b) Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company’s operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and therefore require the Company to incur significant fees and costs related to their defense.

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

Item 1A.  Risk Factors.

There has been no material change in our risk factors as disclosed in Part I—Item 1A—“Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s board of directors has previously authorized a series of stock repurchase plans. Stock repurchases for each such plan could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. Each stock repurchase program could be limited or terminated at any time without prior notice.

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. Pursuant to this program, the Company made open market purchases during the three months ended September 30, 2016 as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total number	Average	Total Number of Shares	Approximate Dollar Value of
	of Shares	Price Paid	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share(1)	Announced Plans or Programs	Purchased Under the Plans(1)(2)
July 1 - 31, 2016	—	$—	—	$156.1
August 1-31, 2016	668,929	58.02	668,929	117.3
September 1-30, 2016	783,747	54.24	783,747	74.8
	1,452,676		1,452,676

(1)

Excludes amounts that could be used to repurchase shares acquired under the Company’s equity incentive plans to satisfy withholding tax obligations of employees and non‑employee directors upon the vesting of restricted stock units.

(2)	Excludes broker commissions.

The Company made no repurchases from October 1, 2016 through November 7, 2016.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished).
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)