Form 10-Q
period 2017-03-31
MAGELLAN HEALTH INC
filed 2017-04-26
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange

Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s Ordinary Common Stock outstanding as of March 31, 2017 was 23,717,121.

FORM 10‑Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		March 31,
	December 31,	2017
	2016	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (restricted balances of $81,776 and $73,272 at December 31, 2016 and March 31, 2017, respectively)	$304,508	$273,587
Accounts receivable, less allowance for doubtful accounts of $5,644 and $6,171 at December 31, 2016 and March 31, 2017, respectively	606,764	634,102
Short-term investments (restricted balances of $227,795 and $220,284 at December 31, 2016 and March 31, 2017, respectively)	297,493	306,549
Pharmaceutical inventory	58,995	62,374
Other current assets (restricted balances of $38,785 and $34,002 at December 31, 2016 and March 31, 2017, respectively)	51,507	52,717
Total Current Assets	1,319,267	1,329,329
Property and equipment, net	172,524	166,536
Long-term investments (restricted balances of $6,306 and $5,699 at December 31, 2016 and March 31, 2017, respectively)	7,760	7,151
Deferred income taxes	3,125	4,507
Other long-term assets	12,725	15,709
Goodwill	742,054	742,775
Other intangible assets, net	186,232	177,054
Total Assets	$2,443,687	$2,443,061
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95,635	$82,385
Accrued liabilities	202,176	165,632
Short-term contingent consideration	9,354	9,761
Medical claims payable	184,136	174,302
Other medical liabilities	197,856	202,533
Current debt and capital lease obligations	403,693	428,795
Total Current Liabilities	1,092,850	1,063,408
Long-term debt and capital lease obligations	214,686	207,549
Tax contingencies	13,981	14,764
Long-term contingent consideration	1,799	1,343
Deferred credits and other long-term liabilities	15,882	20,032
Total Liabilities	1,339,198	1,307,096
Redeemable non-controlling interest	4,770	4,492
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2016 and March 31, 2017-Issued and outstanding-none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2016 and March 31, 2017-Issued and outstanding-51,993 shares and 23,517 shares at December 31, 2016, respectively, and 52,193 and 23,717 shares at March 31, 2017, respectively	520	522
Multi-Vote common stock, par value $.01 per share
Authorized—40,000 shares at December 31, 2016 and March 31, 2017-Issued and outstanding-none	—	—
Other Stockholders’ Equity:
Additional paid-in capital	1,186,283	1,200,309
Retained earnings	1,289,288	1,307,035
Accumulated other comprehensive loss	(175)	(196)
Ordinary common stock in treasury, at cost, 28,476 shares and 28,476 shares at December 31, 2016 and March 31, 2017, respectively	(1,376,197)	(1,376,197)
Total Stockholders’ Equity	1,099,719	1,131,473
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,443,687	$2,443,061

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2017
Net revenue:
Managed care and other	$676,461	$729,340
PBM and dispensing	440,561	576,283
Total net revenue	1,117,022	1,305,623
Costs and expenses:
Cost of care	457,631	482,054
Cost of goods sold	415,459	542,633
Direct service costs and other operating expenses (1)(2)	192,456	221,486
Depreciation and amortization	25,007	26,976
Interest expense	1,748	4,148
Interest and other income	(683)	(949)
Total costs and expenses	1,091,618	1,276,348
Income before income taxes	25,404	29,275
Provision for income taxes	12,013	11,806
Net income	13,391	17,469
Less: net income (loss) attributable to non-controlling interest	154	(278)
Net income attributable to Magellan Health, Inc.	$13,237	$17,747
Net income per common share attributable to Magellan Health, Inc.:
Basic (See Note B)	$0.56	$0.77
Diluted (See Note B)	$0.54	$0.74

(1)	Includes stock compensation expense of $8,887 and $10,140 for the three months ended March 31, 2016 and 2017, respectively.
(2)	Includes changes in fair value of contingent consideration of $(266) and $(49) for the three months ended March 31, 2016 and 2017, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2017
Net income	$13,391	$17,469
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities (1)	238	(21)
Comprehensive income	13,629	17,448
Less: comprehensive income (loss) attributable to non-controlling interest	154	(278)
Comprehensive income attributable to Magellan Health, Inc.	$13,475	$17,726

(1)	Net of income tax provision (benefit) of $146 and $(12) for the three months ended March 31, 2016 and 2017, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2016	2017
Cash flows from operating activities:
Net income	$13,391	$17,469
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,007	26,976
Non-cash interest expense	102	253
Non-cash stock compensation expense	8,887	10,140
Non-cash income tax benefit	(538)	(1,010)
Non-cash amortization on investments	1,844	1,112
Cash flows from changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(13,538)	(27,699)
Pharmaceutical inventory	(5,121)	(3,379)
Other assets	(35,839)	(1,172)
Accounts payable and accrued liabilities	11,406	(52,838)
Medical claims payable and other medical liabilities	(38,292)	(5,160)
Contingent consideration	734	(49)
Tax contingencies	289	506
Deferred credits and other long-term liabilities	(227)	4,150
Other	34	(421)
Net cash used in operating activities	(31,861)	(31,122)
Cash flows from investing activities:
Capital expenditures	(15,611)	(10,939)
Acquisitions and investments in businesses, net of cash acquired	(15,641)	(200)
Purchase of investments	(157,020)	(141,432)
Maturity of investments	144,902	131,840
Net cash used in investing activities	(43,370)	(20,731)
Cash flows from financing activities:
Proceeds from issuance of debt	—	200,000
Payments to acquire treasury stock	(7,992)	—
Proceeds from exercise of stock options and warrants	7,784	4,945
Payments on debt and capital lease obligations	(4,154)	(182,738)
Payments on contingent consideration	(2,000)	—
Other	(72)	(1,275)
Net cash (used in) provided by financing activities	(6,434)	20,932
Net decrease in cash and cash equivalents	(81,665)	(30,921)
Cash and cash equivalents at beginning of period	249,029	304,508
Cash and cash equivalents at end of period	$167,364	$273,587

Supplemental cash flow data:
Non-cash investing activities:
Property and equipment acquired under capital leases	$1,293	$906

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March, 31 2017

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2017.

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

March, 31 2017

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the performance obligations and licensing implementation guidance of ASU 2014-09. In July 2015, the FASB deferred the effective date of ASU 2014-09. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which amends various aspects of ASU 2014-09. The amendments in these ASUs are effective for annual and interim reporting periods of public entities beginning after December 15, 2017. The Company has identified its major revenue streams and is in the process of completing formal contract reviews. While the Company continues to assess all of the potential impacts of these ASUs, the Company does not expect implementation of these ASUs will have a significant impact on the Company’s consolidated results of operations, financial position and cash flows. The Company continues to assess the disclosure requirements prescribed by these ASUs and it may be required to expand its disclosures. The Company intends to adopt the new standard on a modified retrospective basis.

In July 2015, the FASB issued ASU No. 2015‑11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015‑11”). The amendment under this ASU requires that an entity measure inventory at the lower of cost or net realizable value. This guidance is effective for annual and interim reporting periods of public entities

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

beginning after December 15, 2016 and was adopted by the Company in the quarter ended March 31, 2017. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This ASU amends the accounting on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 31, 2018. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operation, financial position and cash flows.

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

March, 31 2017

(Unaudited)

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

Managed Care and Other Revenue

Managed Care Revenue.  Managed care revenue, inclusive of revenue from the Company’s risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period in which terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $545.0 million and $559.1 million for the three months ended March 31, 2016 and 2017, respectively.

Fee‑For‑Service, Fixed Fee and Cost‑Plus Contracts.  The Company has certain contracts with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to the Patient Protection and Affordable Care Act health insurer fee (“HIF fee”) billed on a cost reimbursement basis. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the HIF fee, suspending its application for 2017. Revenues from these contracts approximated $103.0 million and $143.7 million for the three months ended March 31, 2016 and 2017, respectively.

Rebate Revenue.  The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company’s clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues approximated $19.8 million and $22.3 million for the three months ended March 31, 2016 and 2017, respectively.

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

PBM and Dispensing Revenue

Pharmacy Benefit Management Revenue.  The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co‑payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co‑payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

relationship with the client’s members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $344.5 million and $432.9 million for the three months ended March 31, 2016 and 2017, respectively.

Dispensing Revenue.  The Company recognizes dispensing revenue, which includes the co‑payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company’s customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $55.3 million and $55.2 million for the three months ended March 31, 2016 and 2017, respectively.

Medicare Part D.    The Company is contracted with the Centers for Medicare and Medicaid (“CMS”) as a Prescription Drug Plan (“PDP”) to provide prescription drug benefits to Medicare beneficiaries. Net revenues include premiums earned by the PDP, which includes a direct premium paid by CMS and a beneficiary premium paid by the PDP member. In cases of low-income members, the beneficiary premium may be subsidized by CMS. The Company recognizes premium revenues on a monthly basis on a per member basis for covered members. In addition to these premiums, net revenue includes certain payments from the members based on the members’ actual prescription claims, including co-payments, coverage gap benefits, deductibles and co-insurance (collectively, “Member Responsibilities”). The Company receives a prospective subsidy payment from CMS each month to subsidize a portion of the Member Responsibilities for low-income members. If the prospective subsidy differs from actual prescription claims, the difference is recorded as either a receivable or payable on the consolidated balance sheets. The Company assumes no risk for the Member Responsibilities, including the portion subsidized by CMS. The Company recognizes revenues for Member Responsibilities, including the portion subsidized by CMS, on a gross basis as claims are adjudicated. CMS also provides an annual risk corridor adjustment which compares the Company’s actual drug costs incurred to the premiums received. Based on the risk corridor adjustment, the Company may receive additional premiums from CMS or may be required to refund CMS a portion of previously received premiums. The Company calculates the risk corridor adjustment on a quarterly basis and the amount is included in net revenues with a corresponding receivable or payable on the consolidated balance sheets. Medicare Part D revenues approximated $50.3 million and $111.6 million for the three months ended March 31, 2016 and 2017, respectively, including co-payments, which are included in PBM revenues above, of $9.5 million and $23.4 million for the three months ended March 31, 2016 and 2017, respectively. As of December 31, 2016 and March 31, 2017, the Company had $117.5 million and $126.7 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business.

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has a contract with the State of Florida to provide integrated healthcare services to Medicaid enrollees in the state of Florida (“the Florida Contract”). The Florida Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contract generated net revenues of $130.8 million and $145.7 million for the three months ended March 31, 2016 and 2017, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

Customers exceeding ten percent of segment net revenues

In addition to the Florida Contract, previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2016 and 2017 (in thousands):

Segment	Term Date	2016	2017

Healthcare
None

Pharmacy Management
Customer A	December 31, 2016 (1)	$99,959	$1,730	*
Customer B	June 30, 2019	—	92,712

*     Revenue amount did not exceed 10 percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

(1)

A vast majority of this customer’s revenues were generated from drug acquisition costs related to PBM services which terminated on September 1, 2016. The Company continues to provide specialty distribution services to the customer and is in negotiations with the customer to extend this contract.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $110.0 million and $109.9 million for the three months ended March 31, 2016 and 2017, respectively. Net revenues from members in relation to its contract with CMS in aggregate totaled $50.3 million and $111.6 million for the three months ended March 31, 2016 and 2017, respectively. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $42.5 million and $88.0 million for the three months ended March 31, 2016 and 2017, respectively.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2016 and March 31, 2017 (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$177,495	$—	$177,495
Investments:
U.S. Government and agency securities	5,817	—	—	5,817
Obligations of government-sponsored enterprises (2)	—	25,767	—	25,767
Corporate debt securities	—	272,219	—	272,219
Certificates of deposit	—	1,450	—	1,450
Total assets held at fair value	$5,817	$476,931	$—	$482,748

Liabilities
Contingent consideration	$—	$—	$11,153	$11,153
Total liabilities held at fair value	$—	$—	$11,153	$11,153

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$112,980	$—	$112,980
Investments:
U.S. Government and agency securities	5,704	—	—	5,704
Obligations of government-sponsored enterprises (2)	—	28,110	—	28,110
Corporate debt securities	—	273,391	—	273,391
Taxable municipal bonds	—	5,045	—	5,045
Certificates of deposit	—	1,450	—	1,450
Total assets held at fair value	$5,704	$420,976	$—	$426,680

Liabilities
Contingent consideration	$—	$—	$11,104	$11,104
Total liabilities held at fair value	$—	$—	$11,104	$11,104

(1)	Excludes $127.0 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $160.6 million of cash held in bank accounts by the Company.

For the three months ended March 31, 2017, the Company has not transferred any assets between fair value measurement levels.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

The carrying values of financial instruments, including accounts receivable, accounts payable and revolving loan borrowings, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s term loans of $612.5 million as of March 31, 2017 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

The contingent consideration liability reflects the fair value of potential future payments related to the Cobalt Therapeutics, LLC (“Cobalt”), The Management Group, LLC (“TMG”) and Armed Forces Services Corporation (“AFSC”) acquisitions. The Cobalt, TMG and AFSC purchase agreements provide for potential contingent payments of up to a maximum of $6.0 million, $15.0 million and $10.0 million, respectively. As of March 31, 2017, there are remaining potential future payments of $5.0 million, $15.0 million and $10.0 million for Cobalt, TMG and AFSC, respectively.

As of the balance sheet date, the fair value of contingent consideration is determined based on probabilities of payment, projected payment dates, discount rates, projected operating income, member engagement and new contract execution. The Company used a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurement guidance. The unobservable inputs used in the fair value measurement include the discount rate, probabilities of payment and projected payment dates.

As of December 31, 2016 and March 31, 2017, the Company estimated undiscounted future contingent payments of $12.7 million and $12.2 million, respectively. The net decrease was mainly due to changes in operational forecasts and probabilities of payment. As of March 31, 2017, the aggregate amounts and projected dates of future potential contingent consideration payments were $10.2 million in 2017 and $2.0 million in 2020.

As of December 31, 2016, the fair value of the short-term and long-term contingent consideration was $9.4 million and $1.8 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of March 31, 2017, the fair value of the short-term and long-term contingent consideration was $9.8 million and $1.3 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $(0.3) million and $(0.1) million for the three months ended March 31, 2016 and 2017, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of income. The decreases were mainly a result of changes in present value and the estimated undiscounted liability.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

The following table summarizes the Company’s liability for contingent consideration for the three months ended March 31, 2017 (in thousands):

March 31,
2017
Balance as of beginning of period	$11,153
Changes in fair value	(49)
Payments	—
Balance as of end of period	$11,104

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At March 31, 2017, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $121.5 million are included in cash and cash equivalents.

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

As of December 31, 2016 and March 31, 2017, there were no unrealized losses that the Company determined to be other‑than‑temporary. No realized gains or losses were recorded for the three months ended March 31, 2016 or 2017. The following is a summary of short‑term and long‑term investments at December 31, 2016 and March 31, 2017 (in thousands):

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$5,832	$—	$(15)	$5,817
Obligations of government-sponsored enterprises (1)	25,779	2	(14)	25,767
Corporate debt securities	272,479	1	(261)	272,219
Certificates of deposit	1,450	—	—	1,450
Total investments at December 31, 2016	$305,540	$3	$(290)	$305,253

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$5,719	$—	$(15)	$5,704
Obligations of government-sponsored enterprises (1)	28,132	—	(22)	28,110
Corporate debt securities	273,668	35	(312)	273,391
Taxable municipal bonds	5,051	—	(6)	5,045
Certificates of deposit	1,450	—	—	1,450
Total investments at March 31, 2017	$314,020	$35	$(355)	$313,700

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

The maturity dates of the Company’s investments as of March 31, 2017 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2017	$237,361	$237,174
2018	76,253	76,120
2019	406	406
Total investments at March 31, 2017	$314,020	$313,700

Income Taxes

The Company’s effective income tax rates were 47.3 percent and 40.3 percent for the three months ended March 31, 2016 and 2017, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the three months ended March 31, 2017 is lower than the effective rate for the three months ended March 31, 2016 mainly due to the suspension for 2017 of the non-deductible HIF Fees.

The Company files a consolidated federal income tax return with most of its eighty-percent or more controlled subsidiaries. The Company files a separate consolidated federal income tax return for AlphaCare of New York, Inc. (“AlphaCare”) and its parent, AlphaCare Holdings, Inc. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions. The Company is no longer subject to federal, state or local income tax assessments for years ended prior to 2013.

Net Operating Loss Carryforwards

The Company has $1.8 million of federal net operating loss carryforwards (“NOLs”) available to reduce its federal consolidated taxable income in 2017 and subsequent years. These NOLs will expire in 2018 and 2019 if not used and are subject to examination and adjustment by the Internal Revenue Service (“IRS”). AlphaCare has $41.0 million of federal NOLs available to reduce its consolidated taxable income in 2017 and subsequent years. These NOLs will expire in 2033 through 2036 if not used and are subject to examination and adjustment by the IRS. The Company and its subsidiaries also have $103.6 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2017 and subsequent years. Most of these state NOLs will expire in 2017 through 2035 if not used and are subject to examination and adjustment by the respective state tax authorities.

Deferred tax assets as of December 31, 2016 and March 31, 2017 are shown net of valuation allowances of $17.1 million and $17.7 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company’s financial condition and results of operations.

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non‑deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the HIF fee, suspending its application for 2017. The HIF fee is scheduled to go back into effect for 2018. For 2016 the HIF fees were $26.5 million which has been paid. Of this amount, $7.1 million was expensed in the three months ended March 31, 2016, which was included in direct service costs and other operating expenses in the consolidated statements of income. The Company recorded revenues of $11.3 million in the three months ended March 31, 2016, associated with the accrual for the reimbursement of the economic impact of the HIF fees from its customers. As of March 31, 2017, the Company has a $13.3 million receivable related to a terminated contract that the customer has expressed their unwillingness to pay, however the Company believes the amount is collectible and has not established a reserve.

Stock Compensation

At December 31, 2016 and March 31, 2017, the Company had equity‑based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016, which was filed with the SEC on February 24, 2017. The Company recorded stock compensation expense of $8.9 million and $10.1 million for the three months ended March 31, 2016 and 2017, respectively. Stock compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2016 and 2017 has been reduced for forfeitures, estimated at between zero and four percent for both periods.

The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2017 was $17.10 as estimated using the Black‑Scholes‑Merton option pricing model, which also assumed an expected volatility of 27.8 percent based on the historical volatility of the Company’s stock price.

For the three months ended March 31, 2016, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $0.3 million, which was reported as a change to additional paid‑in capital. For the three months ended March 31, 2017, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $0.9 million. Due to the adoption of ASU 2016-09 in the 4th quarter of 2016, this net benefit is reported as a reduction to income tax expense rather than as a change in additional paid-in-capital. Consistent with the adoption of this standard, the net tax benefit is reflected as an operating cash flow rather than a financing cash flow.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

Summarized information related to the Company’s stock options for the three months ended March 31, 2017 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,843,177	$57.42
Granted	408,096	69.21
Forfeited	(4,750)	61.85
Exercised	(100,054)	50.81
Outstanding, end of period	3,146,469	$59.16
Vested and expected to vest at end of period	3,114,864	$59.09
Exercisable, end of period	2,016,716	$55.90

All of the Company’s options granted during the three months ended March 31, 2017 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the three months ended March 31, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	615,472	$58.71
Awarded	—	—
Vested	—	—
Forfeited	—	—
Outstanding, ending of period	615,472	58.71

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the three months ended March 31, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	200,178	$61.65
Awarded	105,280	68.50
Vested	(117,069)	60.52
Forfeited	(3,295)	63.26
Outstanding, ending of period	185,094	66.23

The vesting period for RSAs ranges from 12 months to 42 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the three months ended March 31, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	102,977	$93.03
Awarded	101,989	76.24
Vested	—	—
Forfeited	—	—
Outstanding, end of period	204,966	84.67

The weighted average estimated fair value of the PSUs granted in the three months ended March 31, 2017 was $76.24, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.54%, and expected volatility of 18% to 61% (average of 33%). The PSUs granted in the three months ended March 31, 2017, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2019 and vesting on March 3, 2020, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 51 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

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

March, 31 2017

(Unaudited)

Eurodollar loans that ranges from 1.50 percent to 2.00 percent, with the commitment commission on the unused revolving loan commitment ranging from 0.20 percent to 0.35 percent. These letter of credit and commitment commission rates are adjusted from time to time based on the Company’s total leverage ratio.

Under the 2014 Credit Facility, on September 30, 2014, the Company completed a draw-down of the $250.0 million term loan (the “2014 Term Loan”). The borrowings have been maintained as a Eurodollar loan. The 2014 Term Loan is subject to certain quarterly amortization payments. As of March 31, 2017 the remaining balance on the 2014 Term Loan was $212.5 million. The 2014 Term Loan will mature on July 23, 2019. As of March 31, 2017, the 2014 Term Loan bore interest at a rate of 1.625 percent plus the London Interbank Offered Rate (“LIBOR”), which was equivalent to a total interest rate of approximately 2.607 percent. For the three months ended March 31, 2017, the weighted average interest rate was approximately 2.404 percent.

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

The borrowings under the 2016 Term Loan have been maintained as a Eurodollar loan. As of March 31, 2017 the remaining balance on the 2016 Term Loan was $200.0 million and bore interest at a rate of approximately 1.375 percent plus the LIBOR, which was equivalent to a total interest rate of approximately 2.357 percent. For the three months ended March 31, 2017, the weighted average interest rate was approximately 2.154 percent.

On January 10, 2017, the Company entered into a Credit Agreement with various lenders that provides for a $200.0 million delayed draw term loan (the “2017 Term Loan”) to Magellan Pharmacy Services, Inc. (the “2017 Credit Facility”). The 2017 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on December 29, 2017.

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

On January 10, 2017, the Company completed a $100.0 million draw of its available $200.0 million delayed draw term loan under the 2017 Credit Facility. An additional $100.0 million draw under the 2017 Credit Facility was completed on March 14, 2017. As of March 31, 2017 the remaining balance on the 2017 Term Loan was $200.0 million and bore interest at a rate of approximately 1.625 percent plus the LIBOR, which was equivalent to a total interest rate of approximately 2.516 percent. During the period the term loan was outstanding, from January 10, 2017 through March 31, 2017, the weighted average interest rate was approximately 2.436 percent.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

As of March 31, 2017, the contractual maturities of the term loans under the 2014 Credit Facility, 2016 Credit Facility and the 2017 Credit Facility (collectively, the “Credit Facilities”) were as follows: 2017—$418.8 million; 2018—$25.0 million; and 2019—$168.7 million. The Company had $33.7 million and $27.7 million of letters of credit outstanding at December 31, 2016 and March 31, 2017, respectively. Beginning in April 2016, due to the timing of working capital needs, the Company has periodically borrowed from the revolving loan under the 2014 Credit Facility. The revolving loan borrowings have been in the form of Eurodollar rate loans and totaled $175.0 million at December 31, 2016. At March 31, 2017, the Company had no revolving loan borrowings, resulting in a borrowing capacity of $222.3 million under the 2014 credit facility.

There were $26.0 million and $25.4 million of capital lease obligations at December 31, 2016 and March 31, 2017, respectively. The Company’s capital lease obligations represent amounts due under leases for certain properties, computer software and equipment. Included in long-term debt and capital lease obligations as of December 31, 2016 and March 31, 2017 are deferred loan issuance costs of $1.4 million and $1.6 million, respectively.

Redeemable Non‑Controlling Interest

As of March 31, 2017, the Company held an equity interest of approximately 84% in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, the Company has the right to purchase all remaining shares. Non‑controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non‑controlling interests. Redeemable non‑controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders’ equity on the Company’s consolidated balance sheet at the greater of the initial carrying amount adjusted for the non‑controlling interest’s share of net income or loss or its redemption value. The carrying value of the non‑controlling interest as of December 31, 2016 and March 31, 2017 was $4.8 million and $4.5 million, respectively. The $(0.3) million decrease in carrying value is a result of operating losses. The Company evaluates the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company adjusts the carrying amount of the non‑controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non‑controlling interest. The Company will reflect redemption value adjustments in the earnings per share (“EPS”) calculation if redemption value is in excess of the carrying value of the non‑controlling interest. As of March 31, 2017, the carrying value of the non‑controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company elected to early adopt ASUs 2016-09 and 2016-18 effective for the fiscal year ended December 31, 2016 and applied them retrospectively. Adoption of these standards resulted in a net reduction to the Company’s cash flows of $52.7 million for the three months ended March 31, 2016. In addition, as a result of the adoption of ASU 2016-09, the diluted weighted average shares outstanding as of March 31, 2016 have been adjusted. There was no impact to the net income per common share – diluted.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2017
Numerator:
Net income attributable to Magellan Health, Inc.	$13,237	$17,747
Denominator:
Weighted average number of common shares outstanding—basic	23,631	23,012
Common stock equivalents—stock options (1)	253	474
Common stock equivalents—RSAs (1)	563	402
Common stock equivalents—RSUs (1)	27	81
Common stock equivalents—PSUs (1)	35	66
Common stock equivalents—employee stock purchase plan	2	3
Weighted average number of common shares outstanding—diluted (1)	24,511	24,038
Net income attributable to Magellan Health, Inc. per common share—basic	$0.56	$0.77
Net income attributable to Magellan Health, Inc. per common share—diluted	$0.54	$0.74

1)

During 2016, the Company early adopted ASU 2016-09. As a result, the common stock equivalents and diluted weighted average common shares outstanding as of March 31, 2016 have been adjusted. There was no impact to net income per common share – diluted.

The weighted average number of common shares outstanding for the three months ended March 31, 2016 and 2017 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2016 and 2017 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 1.5 million and 0.6 million options for the three months ended March 31, 2016 and 2017, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2016
Managed care and other revenue	$618,928	$57,577	$(44)	$676,461
PBM and dispensing revenue	—	470,234	(29,673)	440,561
Cost of care	(457,631)	—	—	(457,631)
Cost of goods sold	—	(443,949)	28,490	(415,459)
Direct service costs and other	(125,617)	(60,841)	(5,998)	(192,456)
Stock compensation expense (1)	2,019	5,422	1,446	8,887
Changes in fair value of contingent consideration (1)	(320)	54	—	(266)
Less: non-controlling interest segment profit (loss) (2)	169	—	(4)	165
Segment profit (loss)	$37,210	$28,497	$(5,775)	$59,932

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2017
Managed care and other revenue	$665,376	$64,180	$(216)	$729,340
PBM and dispensing revenue	—	606,746	(30,463)	576,283
Cost of care	(482,054)	—	—	(482,054)
Cost of goods sold	—	(571,837)	29,204	(542,633)
Direct service costs and other	(138,968)	(75,853)	(6,665)	(221,486)
Stock compensation expense (1)	2,659	5,730	1,751	10,140
Changes in fair value of contingent consideration (1)	(49)	—	—	(49)
Less: non-controlling interest segment profit (loss) (2)	(277)	—	(1)	(278)
Segment profit (loss)	$47,241	$28,966	$(6,388)	$69,819

(1)

Stock compensation expense and changes in the fair value of contingent consideration recorded in relation to the acquisitions are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended
	March 31,
	2016	2017
Income before income taxes	$25,404	$29,275
Stock compensation expense	8,887	10,140
Changes in fair value of contingent consideration	(266)	(49)
Non-controlling interest segment profit (loss)	(165)	278
Depreciation and amortization	25,007	26,976
Interest expense	1,748	4,148
Interest and other income	(683)	(949)
Segment Profit	$59,932	$69,819

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

Stock Repurchases

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
	2,173,227		$125.2

The Company made no repurchases from January 1, 2017 through April 21, 2017.

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

As of March 31, 2017, the Company established a working capital receivable of $3.2 million that was reflected as a reduction to the transaction price.

Acquisition of Veridicus Holdings, LLC and Granite Alliance Insurance Company

Pursuant to the November 19, 2016 purchase agreements (the “Veridicus Agreements”) with Veridicus Holdings, LLC and Granite Alliance Insurance Company (collectively “Veridicus”) and Veridicus Health, LLC, on December 13, 2016 and February 7, 2017 the Company acquired all of the outstanding equity interests of Veridicus (the “Veridicus Acquisition”). Veridicus is a PBM with a unique set of clinical services and capabilities.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March, 31 2017

(Unaudited)

The base purchase price for the Veridicus Acquisition per the Veridicus Agreements was $74.5 million, subject to working capital adjustments. The Company reports the results of operations of Veridicus within its Pharmacy Management segment.

The Company’s estimated fair values of Veridicus assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required. During the three months ended March 31, 2017, the Company made measurement period adjustments of $0.8 million to decrease the goodwill related to the Veridicus acquisition.

As of March 31, 2017, the Company established a working capital receivable of $0.2 million that was reflected as a reduction to the transaction price.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Magellan and its subsidiaries should be read together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10‑Q and the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016, which was filed with the SEC on February 24, 2017.

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

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward‑looking statements is set forth under the heading “Risk Factors” in Item 1A of Magellan’s Annual Report on Form 10‑K for the year ended December 31, 2016. When used in this Quarterly Report on Form 10‑Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward‑looking statements. Magellan undertakes no obligation to update or revise forward‑looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

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

The following tables summarize, for the periods indicated, revenues and covered lives for Healthcare by product classification and customer type (in thousands):

	Covered lives as of
	March 31, 2017
	Risk-based	ASO
Commercial
Behavioral(1)	14,186	9,222
Specialty	8,390	16,730
Government(2)	4,029	1,051

	Revenue for the three months ended
	March 31, 2017
	Risk-based	ASO	Total
Commercial
Behavioral(1)	$97,970	$27,752	$125,722
Specialty	116,009	17,590	133,599
Government(2)	382,361	23,694	406,055
Total	$596,340	$69,036	$665,376

(1)	Includes revenues of $12.0 million from EAP services provided on a risk basis to health plans and employers with 11.0 million covered lives.
(2)	Includes revenues of $85.9 million from EAP services provided on a risk basis to federal governmental entities with 3.6 million covered lives.

During three months ended March 31, 2017, Pharmacy Management paid 7.1 million adjusted commercial network claims in its PBM business, 16.9 million adjusted PBA claims and 28.5 thousand specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90‑day and traditional mail claim. As of March 31, 2017, Pharmacy Management had a generic dispensing rate of 86.9 percent within its commercial PBM business and served 1.9 million commercial PBM members, 13.7 million members in its medical pharmacy management programs, and 26 states and the District of Columbia in its PBA business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies, legal liabilities and contingent consideration payable. Actual results could differ from those estimates. Except as noted below, the Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10‑K, filed with the SEC on February 24, 2017.

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2016
Managed care and other revenue	$618,928	$57,577	$(44)	$676,461
PBM and dispensing revenue	—	470,234	(29,673)	440,561
Cost of care	(457,631)	—	—	(457,631)
Cost of goods sold	—	(443,949)	28,490	(415,459)
Direct service costs and other	(125,617)	(60,841)	(5,998)	(192,456)
Stock compensation expense (1)	2,019	5,422	1,446	8,887
Changes in fair value of contingent consideration (1)	(320)	54	—	(266)
Less: non-controlling interest segment profit (loss) (2)	169	—	(4)	165
Segment profit (loss)	$37,210	$28,497	$(5,775)	$59,932

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2017
Managed care and other revenue	$665,376	$64,180	$(216)	$729,340
PBM and dispensing revenue	—	606,746	(30,463)	576,283
Cost of care	(482,054)	—	—	(482,054)
Cost of goods sold	—	(571,837)	29,204	(542,633)
Direct service costs and other	(138,968)	(75,853)	(6,665)	(221,486)
Stock compensation expense (1)	2,659	5,730	1,751	10,140
Changes in fair value of contingent consideration (1)	(49)	—	—	(49)
Less: non-controlling interest segment profit (loss) (2)	(277)	—	(1)	(278)
Segment profit (loss)	$47,241	$28,966	$(6,388)	$69,819

(1)

Stock compensation expense and changes in the fair value of contingent consideration recorded in relation to the acquisitions are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended
	March 31,
	2016	2017
Income before income taxes	$25,404	$29,275
Stock compensation expense	8,887	10,140
Changes in fair value of contingent consideration	(266)	(49)
Non-controlling interest segment profit (loss)	(165)	278
Depreciation and amortization	25,007	26,976
Interest expense	1,748	4,148
Interest and other income	(683)	(949)
Segment Profit	$59,932	$69,819

Quarter ended March 31, 2017 (“Current Year Quarter”), compared to the quarter ended March 31, 2016 (“Prior Year Quarter”)

Healthcare

Net Revenue

Net revenue related to Healthcare increased by 7.5 percent or $46.4 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to higher membership and net favorable rate changes of $55.3 million, revenue for AFSC acquired July 1, 2016 of $43.5 million, contracts implemented after (or during) the Prior Year Quarter of $25.0 million, revenue for TMG acquired February 29, 2016 of $8.5 million, favorable retroactive rate adjustments in the Current Year Quarter of $5.8 million, retroactive profit share in the Current Year Quarter of $3.3 million and customer settlements in the Current Year Quarter of $2.0 million. These increases were partially offset by terminated contracts of $35.0 million, program changes of $30.9 million, net revenue recorded for HIF fees in the Prior Year Quarter of $11.3 million, the revenue impact of favorable prior period medical claims development recorded in the Current Year Quarter of $7.0 million, favorable retroactive rate adjustments in the Prior Year Quarter of $3.3 million, a performance penalty in the Current Year Quarter of $3.3 million and other net unfavorable variances of $9.5 million.

Cost of Care

Cost of care increased by 5.3 percent or $24.4 million from the Prior Year Quarter to the Current Year Quarter. The increase is mainly due to increased membership and higher care associated with net favorable rate changes of $41.0 million, care costs for AFSC of $40.1 million and new contracts implemented after (or during) the Prior Year Quarter of $28.0 million. These increases were partially offset by terminated contracts of $29.5 million, program changes of $26.9 million, net favorable prior period medical claims development recorded in the Current Year Quarter of $12.0 million and care trends and other net favorable variances of $16.3 million. For our commercial contracts, cost of care as a percentage of risk revenue (excluding EAP business) was 84.5 percent which was consistent with the Prior Year Quarter. For our government contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 84.9 percent in the Prior Year Quarter to 81.4 percent in the Current Year Quarter, mainly due to favorable care development, care trends and business mix.

Direct Service Costs

Direct service costs increased by 10.6 percent or $13.4 million from the Prior Year Quarter to the Current Year Quarter primarily due to costs related to TMG and AFSC, partially offset by the impact of terminated contracts and HIF fees in the Prior Year Quarter. Direct service costs increased as a percentage of revenue from 20.3 percent in the Prior Year Quarter to 20.9 percent in the Current Year Quarter, mainly due to business mix changes related to terminated contracts and the acquisition of TMG and AFSC.

Pharmacy Management

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 11.5 percent or $6.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increased rebate revenue of $2.5 million, new contracts implemented after (or during) the Prior Year Quarter of $1.8 million, government pharmacy revenue of $1.4 million and revenue for Veridicus acquired on December 13, 2016 of $1.3 million. These increases were partially offset by other net unfavorable variances of $0.4 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 29.0 percent or $136.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $124.3 million, Medicare revenue of $61.1 million, revenue for Veridicus of $41.0 million, pharmacy MCO revenue of $4.5 million and other net favorable variances of $0.1 million. These favorable variances were partially offset by terminated contracts of $92.2 million and net decreased dispensing activity from existing customers of $2.3 million.

Cost of Goods Sold

Cost of goods sold increased by 28.8 percent or $127.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $122.0 million, an increase in Medicare of $60.0 million, cost for Veridicus of $37.1 million and an increase in pharmacy MCO of $4.7 million. These increases were partially offset by terminated contracts of $90.6 million, net decreased dispensing activity from existing customers of $2.0 million and other net favorable variances of $3.3 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.4 percent in the Prior Year Quarter to 94.2 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

Direct service costs increased by 24.7 percent or $15.0 million from the Prior Year Quarter to the Current Year Quarter, mainly due to the acquisition of Veridicus, contract implementation costs and ongoing costs to support new business. Direct service costs decreased as a percentage of revenue from 11.5 percent in the Prior Year Quarter to 11.3 percent in the Current Year Quarter, mainly due to an increase in revenue from business growth and acquisition activity.

Corporate and Elimination

Net expenses related to Corporate, which includes eliminations, increased by 12.7 percent or $0.9 million, primarily due to an increase in stock and other compensation expense in the Current Year Quarter. As a percentage of revenue, corporate and elimination was 0.6 percent, which was consistent with the Prior Year.

Depreciation and Amortization

Depreciation and amortization expense increased by 7.9 percent or $2.0 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

Interest expense increased by $2.4 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in interest rates and the amount of outstanding debt.

Interest Income

Interest income increased by $0.3 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields.

Income Taxes

The Company’s effective income tax rates were 47.3 percent and 40.3 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter is lower than the Prior Year Quarter mainly due the suspension for 2017 of the non-deductible HIF Fees.

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

The following table reconciles Adjusted Net Income to net income attributable to Magellan Health, Inc. (in thousands):

	Three Months Ended
	March 31,
	2016	2017
Net income attributable to Magellan Health, Inc.	$13,237	$17,747
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	4,556	4,852
Changes in fair value of contingent consideration	(266)	(49)
Amortization of acquired intangibles	5,780	8,452
Tax impact	(3,878)	(4,879)
Adjusted Net Income	$19,429	$26,123

The following table reconciles Adjusted EPS to net income per common share attributable to Magellan Health, Inc.—diluted:

	Three Months Ended
	March 31,
	2016	2017
Net income per common share attributable to Magellan Health, Inc.—Diluted	$0.54	$0.74
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	0.19	0.20
Changes in fair value of contingent consideration	(0.01)	—
Amortization of acquired intangibles	0.23	0.35
Tax impact	(0.16)	(0.20)
Adjusted EPS	$0.79	$1.09

Outlook—Results of Operations

The Company’s Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 2—“Forward‑Looking Statements” as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company’s risk‑based and other pharmacy contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general); (vi) the timing of acquisitions; (vii) changes in estimates regarding medical costs and claims incurred but not reported (“IBNR”) ; and (viii) changes in the estimates of contingent consideration.

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

Interest Rate Risk.  Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company’s Credit Facilities. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Facilities as of

March 31, 2017, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.    The Company reported net cash used by operating activities of $31.9 million and $31.1 million for the Prior Year Quarter and Current Year Quarter, respectively. The $0.8 million increase in operating cash flows from the Prior Year Quarter is attributable to an increase in Segment Profit offset by increased tax payments between years.

Segment Profit for the Current Year Quarter increased $9.9 million from the Prior Year Quarter. Tax payments for the Current Year Quarter totaled $15.6 million, which represents an increase of $9.1 million compared to the Prior Year Quarter.

Investing Activities.  The Company utilized $15.6 million and $10.9 million during the Prior Year Quarter and Current Year Quarter, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Quarter were $4.5 million and $11.1 million, respectively, as compared to additions for the Current Year Quarter related to hard assets and capitalized software of $2.4 million and $8.5 million, respectively.

During the Prior Year Quarter and Current Year Quarter, the Company used net cash of $12.1 million and $9.6 million, respectively, for the net purchase of "available-for-sale" securities. During the Prior Year Quarter, the Company used net cash of $16.1 million for the acquisition of TMG, partially offset by a working capital adjustment of $0.5 million related to the acquisition of 4D Pharmacy Management Systems, Inc. During the Current Year Quarter, the Company used net cash of $0.2 million related to the acquisition of Veridicus.

Financing Activities.  During the Prior Year Quarter, the Company paid $8.0 million for the repurchase of treasury stock under the Company’s share repurchase program, $3.1 million on debt obligations, $1.1 million on capital lease obligations and had other net unfavorable items of $2.0 million. In addition, the Company received $7.8 million from the exercise of stock options.

During the Current Year Quarter, the Company paid $181.3 million on debt obligations, $1.4 million on capital lease obligations and had other net unfavorable items of $1.3 million. In addition, the Company received $200.0 million from the issuance of debt and $4.9 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

Liquidity.  During the remainder of 2017, the Company will have estimated capital expenditures of between $54.1 million and $64.1 million. The Company may draw on the 2014 Credit Facility or 2017 Credit Facility as required to meet working capital needs associated with the timing of receivables and payables, fund share repurchases or support acquisition activities. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. During the remainder of 2017, scheduled principal payments of $18.8 million will be made under the 2014 Credit Facility, and the 2016 Credit Facility and the 2017 Credit Facility will mature on December 29, 2017. The Company currently expects to have the ability to settle its 2017 debt obligations through current unrestricted cash and investment balances and cash flows from operations in 2017, as well as borrowing capacity available under the 2014 Credit Facility in the form of revolving loans. However, the Company will likely refinance its debt during 2017. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance the Company will not experience any such losses in the future.

Stock Repurchases.  On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. See Note D—“Commitments and Contingencies” for more information on the Company’s share repurchase program.

Off‑Balance Sheet Arrangements.  As of March 31, 2017, the Company has no material off‑balance sheet arrangements.

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

On June 27, 2016, the Company entered into a Credit Agreement with various lenders that provides for a $200.0 million term loan to Magellan Pharmacy Services, Inc. The 2016 Credit Facility is guaranteed by substantially all of the non‑regulated subsidiaries of the Company and will mature on December 29, 2017.

On January 10, 2017, the Company entered into a Credit Agreement with various lenders that provides for a $200.0 million delayed draw term loan to Magellan Pharmacy Services, Inc. (the “2017 Credit Facility”). The 2017 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on December 29, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company’s Credit Facilities. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Facilities as of March 31, 2017, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.  Controls and Procedures.

a) The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) under the Exchange Act), as of March 31, 2017. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

b) Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There has been no material change in our risk factors as disclosed in Part I—Item 1A—“Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016, which was filed with the SEC on February 24, 2017.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. The Company made no repurchases during the three months ended March 31, 2017. As of March 31, 2017, the Company had approximately $74.8 million remaining available for future repurchases under the current plan. The Company made no share repurchases from April 1, 2017 through April 21, 2017.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2017	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)