Form 10-Q
period 2017-06-30
MAGELLAN HEALTH INC
filed 2017-07-28
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

The number of shares of the registrant’s Ordinary Common Stock outstanding as of June 30, 2017 was 23,682,556

FORM 10‑Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		June 30,
	December 31,	2017
	2016	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($81,776 and $83,061 restricted at December 31, 2016 and June 30, 2017, respectively)	$304,508	$281,333
Accounts receivable, less allowance of $5,644 and $7,402 at December 31, 2016 and June 30, 2017, respectively	606,764	628,539
Short-term investments ($227,795 and $225,443 restricted at December 31, 2016 and June 30, 2017, respectively)	297,493	300,436
Pharmaceutical inventory	58,995	59,738
Other current assets ($38,785 and $32,997 restricted at December 31, 2016 and June 30, 2017, respectively)	51,507	73,259
Total Current Assets	1,319,267	1,343,305
Property and equipment, net	172,524	165,088
Long-term investments ($6,306 and $8,395 restricted at December 31, 2016 and June 30, 2017, respectively)	7,760	8,395
Deferred income taxes	3,125	4,911
Other long-term assets	12,725	26,845
Goodwill	742,054	745,997
Other intangible assets, net	186,232	165,102
Total Assets	$2,443,687	$2,459,643
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95,635	$70,735
Accrued liabilities	202,176	179,053
Short-term contingent consideration	9,354	9,769
Medical claims payable	184,136	198,343
Other medical liabilities	197,856	189,628
Current debt and capital lease obligations	403,693	428,791
Total Current Liabilities	1,092,850	1,076,319
Long-term debt and capital lease obligations	214,686	201,148
Tax contingencies	13,981	15,168
Long-term contingent consideration	1,799	1,587
Deferred credits and other long-term liabilities	15,882	17,764
Total Liabilities	1,339,198	1,311,986
Redeemable non-controlling interest	4,770	3,919
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2016 and June 30, 2017-Issued and outstanding-none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2016 and June 30, 2017-Issued and outstanding-51,993 and 23,517 shares at December 31, 2016, respectively, and 52,235 and 23,683 shares at June 30, 2017, respectively	520	522
Other Stockholders’ Equity:
Additional paid-in capital	1,186,283	1,212,427
Retained earnings	1,289,288	1,312,535
Accumulated other comprehensive loss	(175)	(174)
Treasury stock, at cost, 28,476 and 28,552 shares at December 31, 2016 and June 30, 2017, respectively	(1,376,197)	(1,381,572)
Total Stockholders’ Equity	1,099,719	1,143,738
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,443,687	$2,459,643

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Net revenue:
Managed care and other	$699,861	$821,699	$1,376,322	$1,551,039
PBM and dispensing	464,484	597,440	905,045	1,173,723
Total net revenue	1,164,345	1,419,139	2,281,367	2,724,762
Costs and expenses:
Cost of care	472,529	583,264	930,160	1,065,318
Cost of goods sold	436,930	562,355	852,389	1,104,988
Direct service costs and other operating expenses (1)(2)(3)	214,077	231,372	406,533	452,858
Depreciation and amortization	25,580	27,731	50,587	54,707
Interest expense	1,994	4,900	3,742	9,048
Interest and other income	(692)	(1,071)	(1,375)	(2,020)
Total costs and expenses	1,150,418	1,408,551	2,242,036	2,684,899
Income before income taxes	13,927	10,588	39,331	39,863
Provision for income taxes	12,615	5,661	24,628	17,467
Net income	1,312	4,927	14,703	22,396
Less: net income (loss) attributable to non-controlling interest	(2,646)	(573)	(2,492)	(851)
Net income attributable to Magellan	$3,958	$5,500	$17,195	$23,247
Net income per common share attributable to Magellan:
Basic (See Note B)	$0.17	$0.24	$0.73	$1.01
Diluted (See Note B)	$0.16	$0.23	$0.70	$0.97

(1)

Includes stock compensation expense of $9,510 and $11,371 for the three months ended June 30, 2016 and 2017, respectively, and $18,397 and $21,511 for the six months ended June 30, 2016 and 2017, respectively.

(2)

Includes changes in fair value of contingent consideration of $463 and $252 for the three months ended June 30, 2016 and 2017, respectively, and $197 and $203 for the six months ended June 30, 2016 and 2017, respectively.

(3)	Includes impairment of intangible assets of $4,800 for the three and six months ended June 30, 2016.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Net income	$1,312	$4,927	$14,703	$22,396
Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities (1)	(2)	22	236	1
Comprehensive income	1,310	4,949	14,939	22,397
Less: comprehensive income (loss) attributable to non-controlling interest	(2,646)	(573)	(2,492)	(851)
Comprehensive income attributable to Magellan	$3,956	$5,522	$17,431	$23,248

(1)	Net of income tax provision of $1 and $14 for the three months ended June 30, 2016 and 2017, respectively, and $147 and $2 for the six months ended June 30, 2016 and 2017, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2016	2017
Cash flows from operating activities:
Net income	$14,703	$22,396
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	50,587	54,707
Non-cash impairment of intangible assets	4,800	—
Non-cash interest expense	204	578
Non-cash stock compensation expense	18,397	21,511
Non-cash income tax expense (benefit)	1,570	(1,520)
Non-cash amortization on investments	3,147	2,094
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(74,430)	(21,859)
Pharmaceutical inventory	(12,246)	(1,188)
Other assets	(56,460)	(21,974)
Accounts payable and accrued liabilities	14,522	(59,372)
Medical claims payable and other medical liabilities	(34,460)	5,978
Contingent consideration	(50,904)	203
Tax contingencies	647	764
Deferred credits and other long-term liabilities	663	1,882
Other	23	(364)
Net cash (used in) provided by operating activities	(119,237)	3,836
Cash flows from investing activities:
Capital expenditures	(30,522)	(26,797)
Acquisitions and investments in businesses, net of cash acquired	(15,477)	(3,200)
Purchase of investments	(211,061)	(238,814)
Maturity of investments	246,786	233,143
Net cash used in investing activities	(10,274)	(35,668)
Cash flows from financing activities:
Proceeds from issuance of debt	225,000	200,000
Payments to acquire treasury stock	(25,458)	(5,000)
Proceeds from exercise of stock options and warrants	9,691	5,946
Payments on debt and capital lease obligations	(9,401)	(190,978)
Payments on contingent consideration	(39,958)	—
Other	(94)	(1,311)
Net cash provided by financing activities	159,780	8,657
Net increase (decrease) in cash and cash equivalents	30,269	(23,175)
Cash and cash equivalents at beginning of period	249,029	304,508
Cash and cash equivalents at end of period	$279,298	$281,333

Supplemental cash flow data:
Non-cash investing activities:
Property and equipment acquired under capital leases	$4,010	$2,418

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

June 30, 2017

(Unaudited)

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

In July 2015, the FASB issued ASU No. 2015‑11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015‑11”). The amendment under this ASU requires that an entity measure inventory at the lower of cost or net realizable value. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 and was adopted by the Company in the quarter ended March 31, 2017. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

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

June 30, 2017

(Unaudited)

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The amendments in this ASU require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operation, financial positions and cash flows.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements” (“ASU 2016-19”). The amendments in this ASU cover a wide range of Topics in the Accounting Standard Codification, including internal use software covered under Subtopic 350-40. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2016 and was adopted by the Company in the quarter ended March 31, 2017. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in this ASU eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operations, financial position and cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this ASU include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operations, financial position and cash flows.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

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

Managed Care and Other Revenue

Managed Care Revenue.  Managed care revenue, inclusive of revenue from the Company’s risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period in which terms to the amendment are finalized. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $570.8 million and $1,115.8 million for the three and six months ended June 30, 2016, respectively, and $647.2 million and $1,206.3 million for the three and six months ended June 30, 2017, respectively.

Fee‑For‑Service, Fixed Fee and Cost‑Plus Contracts.  The Company has certain contracts with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to the Patient Protection and Affordable Care Act health insurer fee (“HIF fee”) billed on a cost reimbursement basis. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the HIF fee, suspending its application for 2017. Revenues from these contracts approximated $102.6 million and $205.6 million for the three and six months ended June 30, 2016, respectively, and $144.2 million and $287.9 million for the three and six months ended June 30, 2017, respectively.

Rebate Revenue.  The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company’s clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues approximated $21.3 million and $41.1 million for the three and six months ended June 30, 2016, respectively, and $21.2 million and $43.5 million for the three and six months ended June 30, 2017, respectively.

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

PBM and Dispensing Revenue

Pharmacy Benefit Management Revenue.  The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co‑payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co‑payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client’s members. If the Company enters into a contract where it is only an administrator, and does

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $362.0 million and $697.0 million for the three and six months ended June 30, 2016, respectively, and $436.0 million and $868.9 million for the three and six months ended June 30, 2017, respectively.

Dispensing Revenue.  The Company recognizes dispensing revenue, which includes the co‑payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company’s customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $54.4 million and $109.7 million for the three and six months ended June 30, 2016, respectively, and $53.2 million and $108.4 million for the three and six months ended June 30, 2017, respectively.

Medicare Part D.    The Company is contracted with the Centers for Medicare and Medicaid (“CMS”) as a Prescription Drug Plan (“PDP”) to provide prescription drug benefits to Medicare beneficiaries. Net revenues include premiums earned by the PDP, which includes a direct premium paid by CMS and a beneficiary premium paid by the PDP member. In cases of low-income members, the beneficiary premium may be subsidized by CMS. The Company recognizes premium revenues on a monthly basis on a per member basis for covered members. In addition to these premiums, net revenue includes certain payments from the members based on the members’ actual prescription claims, including co-payments, coverage gap benefits, deductibles and co-insurance (collectively, “Member Responsibilities”). The Company receives a prospective subsidy payment from CMS each month to subsidize a portion of the Member Responsibilities for low-income members. If the prospective subsidy differs from actual prescription claims, the difference is recorded as either a receivable or payable on the consolidated balance sheets. The Company assumes no risk for the Member Responsibilities, including the portion subsidized by CMS. The Company recognizes revenues for Member Responsibilities, including the portion subsidized by CMS, on a gross basis as claims are adjudicated. CMS also provides an annual risk corridor adjustment which compares the Company’s actual drug costs incurred to the premiums received. Based on the risk corridor adjustment, the Company may receive additional premiums from CMS or may be required to refund CMS a portion of previously received premiums. The Company calculates the risk corridor adjustment on a quarterly basis and the amount is included in net revenues with a corresponding receivable or payable on the consolidated balance sheets. Medicare Part D revenues approximated $65.2 million and $115.5 million for the three and six months ended June 30, 2016, respectively, including co-payments, which are included in PBM revenues above, of $7.6 million and $17.1 million for the three and six months ended June 30, 2016, respectively. Medicare Part D revenues approximated $124.5 million and $236.1 million for the three and six months ended June 30, 2017, respectively, including co-payments, which are included in PBM revenues above, of $16.3 million and $39.7 million for the three and six months ended June 30, 2017, respectively. As of December 31, 2016 and June 30, 2017, the Company had $117.5 million and $146.3 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business.

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has a contract with the State of Florida to provide integrated healthcare services to Medicaid enrollees in the state of Florida (“the Florida Contract”). The Florida Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contract generated net revenues of $267.8 million and $300.1 million for the six months ended June 30, 2016 and 2017, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

Customers exceeding ten percent of segment net revenues

In addition to the Florida Contract, previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2016 and 2017 (in thousands):

Segment	Term Date	2016	2017

Healthcare
None

Pharmacy Management
Customer A	December 31, 2016 (1)	$193,956	$2,690	*
Customer B	March 31, 2019	—	184,364

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

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $226.0 million and $232.4 million for the six months ended June 30, 2016 and 2017, respectively. Net revenues from members in relation to its contract with CMS in aggregate totaled $115.5 million and $236.1 million for the six months ended June 30, 2016 and 2017, respectively. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $82.5 million and $177.5 million for the six months ended June 30, 2016 and 2017, respectively.

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

June 30, 2017

(Unaudited)

Level 3—Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company’s data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2016 and June 30, 2017 (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$177,495	$—	$177,495
Investments:
U.S. Government and agency securities	5,817	—	—	5,817
Obligations of government-sponsored enterprises (2)	—	25,767	—	25,767
Corporate debt securities	—	272,219	—	272,219
Certificates of deposit	—	1,450	—	1,450
Total assets held at fair value	$5,817	$476,931	$—	$482,748

Liabilities
Contingent consideration	$—	$—	$11,153	$11,153
Total liabilities held at fair value	$—	$—	$11,153	$11,153

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$116,659	$—	$116,659
Investments:
U.S. Government and agency securities	5,971	—	—	5,971
Obligations of government-sponsored enterprises (4)	—	26,229	—	26,229
Corporate debt securities	—	270,255	—	270,255
Taxable municipal bonds	—	5,026	—	5,026
Certificates of deposit	—	1,350	—	1,350
Total assets held at fair value	$5,971	$419,519	$—	$425,490

Liabilities
Contingent consideration	$—	$—	$11,356	$11,356
Total liabilities held at fair value	$—	$—	$11,356	$11,356

(1)	Excludes $127.0 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $164.7 million of cash held in bank accounts by the Company.
(4)	Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

For the six months ended June 30, 2017, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable, accounts payable and revolving loan borrowings, approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s term loans of $606.2 million as of June 30, 2017 was based on current interest rates for similar types of

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

The contingent consideration liability reflects the fair value of potential future payments related to the Cobalt Therapeutics, LLC (“Cobalt”), The Management Group, LLC (“TMG”) and Armed Forces Services Corporation (“AFSC”) acquisitions. The Cobalt, TMG and AFSC purchase agreements provide for potential contingent payments of up to a maximum of $6.0 million, $15.0 million and $10.0 million, respectively. As of June 30, 2017, there are remaining potential future payments of $5.0 million, $15.0 million and $10.0 million for Cobalt, TMG and AFSC, respectively.

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

As of December 31, 2016 and June 30, 2017, the Company estimated undiscounted future contingent payments of $12.7 million and $12.3 million, respectively. The net decrease was mainly due to changes in operational forecasts and probabilities of payment. As of June 30, 2017, the aggregate amounts and projected dates of future potential contingent consideration payments were $10.0 million in 2017 and $2.3 million in 2020.

As of December 31, 2016, the fair value of the short-term and long-term contingent consideration was $9.4 million and $1.8 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of June 30, 2017, the fair value of the short-term and long-term contingent consideration was $9.8 million and $1.6 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $0.5 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.2 million for the three and six months ended June 30, 2017, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of income. The decreases were mainly a result of changes in present value and the estimated undiscounted liability.

The following table summarizes the Company’s liability for contingent consideration for the six months ended June 30, 2017 (in thousands):

June 30,
2017
Balance as of beginning of period	$11,153
Changes in fair value	203
Payments	—
Balance as of end of period	$11,356

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At June 30, 2017, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $116.6 million are included in cash and cash equivalents.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

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

As of December 31, 2016 and June 30, 2017, there were no unrealized losses that the Company determined to be other‑than‑temporary. No realized gains or losses were recorded for the six months ended June 30, 2016 or 2017. The following is a summary of short‑term and long‑term investments at December 31, 2016 and June 30, 2017 (in thousands):

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$5,832	$—	$(15)	$5,817
Obligations of government-sponsored enterprises (1)	25,779	2	(14)	25,767
Corporate debt securities	272,479	1	(261)	272,219
Certificates of deposit	1,450	—	—	1,450
Total investments at December 31, 2016	$305,540	$3	$(290)	$305,253

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$5,994	$—	$(23)	$5,971
Obligations of government-sponsored enterprises (2)	26,245	1	(17)	26,229
Corporate debt securities	270,493	43	(281)	270,255
Taxable municipal bonds	5,034	—	(8)	5,026
Certificates of deposit	1,350	—	—	1,350
Total investments at June 30, 2017	$309,116	$44	$(329)	$308,831

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.
(2)	Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

The maturity dates of the Company’s investments as of June 30, 2017 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2017	$180,496	$180,389
2018	123,956	123,780
2019	4,664	4,662
Total investments at June 30, 2017	$309,116	$308,831

Income Taxes

The Company’s effective income tax rates were 62.6 percent and 43.8 percent for the six months ended June 30, 2016 and 2017, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2017 is lower than the effective rate for the six months ended June 30, 2016 mainly due to the suspension for 2017 of the non-deductible HIF fees and valuation allowance increases in 2016 with respect to losses at AlphaCare.

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

Deferred tax assets as of December 31, 2016 and June 30, 2017 are shown net of valuation allowances of $17.1 million and $19.0 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company’s financial condition and results of operations.

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non‑deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. The Consolidated Appropriations Act of 2016 imposed a one-year

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

moratorium on the HIF fee, suspending its application for 2017. The HIF fee is scheduled to go back into effect for 2018. For 2016 the HIF fees were $26.5 million which has been paid. Of this amount, $6.1 million and $13.2 million was expensed in the three and six months ended June 30, 2016, which was included in direct service costs and other operating expenses in the consolidated statements of income. The Company recorded revenues of $10.1 million and $21.4 million in the three and six months ended June 30, 2016, associated with the accrual for the reimbursement of the economic impact of the HIF fees from its customers. As of June 30, 2017, the Company has a $13.3 million receivable related to a terminated contract that the customer has expressed their unwillingness to pay, however the Company believes the amount is collectible based on the IRS regulations and contractual arrangements that were executed and has not established a reserve. The Company continues to evaluate correspondence with the customer related to this receivable.

Stock Compensation

At December 31, 2016 and June 30, 2017, the Company had equity‑based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016, which was filed with the SEC on February 24, 2017. The Company recorded stock compensation expense of $9.5 million and $18.4 million for the three and six months ended June 30, 2016, respectively, and $11.4 million and $21.5 million for the three and six months ended June 30, 2017, respectively. Stock compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2016 and 2017 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2017 was $17.10 as estimated using the Black‑Scholes‑Merton option pricing model, which also assumed an expected volatility of 27.8 percent based on the historical volatility of the Company’s stock price.

For the six months ended June 30, 2016, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $0.3 million, which was reported as a change to additional paid‑in capital. For the six months ended June 30, 2017, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $1.0 million. Due to the adoption of ASU 2016-09 in the 4th quarter of 2016, this net benefit is reported as a reduction to income tax expense rather than as a change in additional paid-in-capital. As a result of the adoption of this standard, the net tax benefit is reflected as an operating cash flow rather than a financing cash flow.

Summarized information related to the Company’s stock options for the six months ended June 30, 2017 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,843,177	$57.42
Granted	425,596	69.21
Forfeited	(42,789)	58.31
Exercised	(123,563)	50.86
Outstanding, end of period	3,102,421	$59.29
Vested and expected to vest at end of period	3,078,102	$59.24
Exercisable, end of period	2,001,180	$56.13

All of the Company’s options granted during the six months ended June 30, 2017 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the six months ended June 30, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	615,472	$58.71
Awarded	14,959	70.20
Vested	(17,675)	64.01
Forfeited	—	—
Outstanding, ending of period	612,756	58.83

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the six months ended June 30, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	200,178	$61.65
Awarded	107,417	68.53
Vested	(117,069)	60.52
Forfeited	(10,068)	65.19
Outstanding, ending of period	180,458	66.28

The vesting period for RSAs ranges from 12 months to 42 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the six months ended June 30, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	102,977	$93.03
Awarded	101,989	76.24
Vested	—	—
Forfeited	(550)	76.24
Outstanding, end of period	204,416	84.70

The weighted average estimated fair value of the PSUs granted in the six months ended June 30, 2017 was $76.24, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.54%, and expected volatility of 18% to 61% (average of 33%). The PSUs granted in the six months ended June 30, 2017, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2019 and vesting on March 3, 2020, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 51 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Long Term Debt and Capital Lease Obligations

On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the “2014 Credit Facility”). On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non-regulated subsidiaries of the Company and will mature on July 23, 2019; however, the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

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

Under the 2014 Credit Facility, on September 30, 2014, the Company completed a draw-down of the $250.0 million term loan (the “2014 Term Loan”). The borrowings have been maintained as a Eurodollar loan. The 2014 Term Loan is subject to certain quarterly amortization payments. As of June 30, 2017 the remaining balance on the 2014 Term Loan was $206.2 million. The 2014 Term Loan will mature on July 23, 2019. As of June 30, 2017, the 2014 Term Loan bore interest at a rate of 1.625 percent plus the London Interbank Offered Rate (“LIBOR”), which was equivalent to a total interest rate of approximately 2.851 percent. For the six months ended June 30, 2017, the weighted average interest rate was approximately 2.523 percent.

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

The borrowings under the 2016 Term Loan have been maintained as a Eurodollar loan. As of June 30, 2017 the remaining balance on the 2016 Term Loan was $200.0 million and bore interest at a rate of approximately 1.375 percent

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

plus the LIBOR, which was equivalent to a total interest rate of approximately 2.601 percent. For the six months ended June 30, 2017, the weighted average interest rate was approximately 2.276 percent.

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

On January 10, 2017, the Company completed a $100.0 million draw of its available $200.0 million delayed draw term loan under the 2017 Credit Facility. An additional $100.0 million draw under the 2017 Credit Facility was completed on March 14, 2017. As of June 30, 2017 the remaining balance on the 2017 Term Loan was $200.0 million and bore interest at a rate of approximately 1.625 percent plus the LIBOR, which was equivalent to a total interest rate of approximately 2.834 percent. During the period the term loan was outstanding, from January 10, 2017 through June 30, 2017, the weighted average interest rate was approximately 2.570 percent.

As of June 30, 2017, the contractual maturities of the term loans under the 2014 Credit Facility, 2016 Credit Facility and the 2017 Credit Facility (collectively, the “Credit Facilities”) were as follows: 2017—$412.5 million; 2018—$25.0 million; and 2019—$168.7 million. The Company had $33.7 million and $27.0 million of letters of credit outstanding at December 31, 2016 and June 30, 2017, respectively. Beginning in April 2016, due to the timing of working capital needs, the Company has periodically borrowed from the revolving loan under the 2014 Credit Facility. The revolving loan borrowings have been in the form of Eurodollar rate loans and totaled $175.0 million at December 31, 2016. At June 30, 2017, the Company had no revolving loan borrowings, resulting in a borrowing capacity of $223.0 million under the 2014 Credit Facility.

There were $26.0 million and $24.9 million of capital lease obligations at December 31, 2016 and June 30, 2017, respectively. The Company’s capital lease obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. Included in long-term debt and capital lease obligations as of December 31, 2016 and June 30, 2017 are deferred loan issuance costs of $1.4 million and $1.2 million, respectively.

Redeemable Non‑Controlling Interest

As of June 30, 2017, the Company held an equity interest of approximately 84% in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, the Company has the right to purchase all remaining shares. Non‑controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non‑controlling interests. Redeemable non‑controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders’ equity on the Company’s consolidated balance sheet at the greater of the initial carrying amount adjusted for the non‑controlling interest’s share of net income or loss or its redemption value. The carrying value of the non‑controlling interest as of December 31, 2016 and June 30, 2017 was $4.8 million and $3.9 million, respectively. The $0.9 million decrease in carrying value is a result of operating losses. The Company evaluates the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company adjusts the carrying amount of the non‑controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non‑controlling interest. The Company will reflect redemption value adjustments in the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

earnings per share (“EPS”) calculation if redemption value is in excess of the carrying value of the non‑controlling interest. As of June 30, 2017, the carrying value of the non‑controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company elected to early adopt ASUs 2016-09 and 2016-18 effective for the fiscal year ended December 31, 2016 and applied them retrospectively. Adoption of these standards resulted in a net reduction to the Company’s cash flows of $53.0 million for the six months ended June 30, 2016. In addition, as a result of the adoption of ASU 2016-09, the diluted weighted average shares outstanding as of June 30, 2016 have been adjusted. There was no impact to the net income per common share – diluted.

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Numerator:
Net income attributable to Magellan	$3,958	$5,500	$17,195	$23,247
Denominator:
Weighted average number of common shares outstanding—basic	23,516	23,108	23,570	23,060
Common stock equivalents—stock options (1)	383	399	318	436
Common stock equivalents—RSAs (1)	681	439	622	421
Common stock equivalents—RSUs (1)	27	30	27	56
Common stock equivalents—PSUs (1)	34	61	35	62
Common stock equivalents—employee stock purchase plan	2	1	2	2
Weighted average number of common shares outstanding—diluted (1)	24,643	24,038	24,574	24,037
Net income attributable to Magellan per common share—basic	$0.17	$0.24	$0.73	$1.01
Net income attributable to Magellan per common share—diluted	$0.16	$0.23	$0.70	$0.97

1)

During 2016, the Company early adopted ASU 2016-09. As a result, the common stock equivalents and diluted weighted average common shares outstanding as of June 30, 2016 have been adjusted. There was no impact to net income per common share – diluted.

The weighted average number of common shares outstanding for the six months ended June 30, 2016 and 2017 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the six months ended June 30, 2016 and 2017 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 1.2 million and 1.1 million options for the three and six months ended June 30, 2016, respectively, and 0.8 million and 0.7 million for the three and six months ended June 30, 2017, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2016
Managed care and other revenue	$637,970	$61,975	$(84)	$699,861
PBM and dispensing revenue	—	495,399	(30,915)	464,484
Cost of care	(472,529)	—	—	(472,529)
Cost of goods sold	—	(466,637)	29,707	(436,930)
Direct service costs and other	(139,965)	(64,086)	(10,026)	(214,077)
Stock compensation expense (1)	2,451	5,548	1,511	9,510
Changes in fair value of contingent consideration (1)	390	73	—	463
Impairment of intangible assets (1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss) (2)	(1,305)	—	(7)	(1,312)
Segment profit (loss)	$34,422	$32,272	$(9,800)	$56,894

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2017
Managed care and other revenue	$755,270	$66,659	$(230)	$821,699
PBM and dispensing revenue	—	631,932	(34,492)	597,440
Cost of care	(583,264)	—	—	(583,264)
Cost of goods sold	—	(595,446)	33,091	(562,355)
Direct service costs and other	(145,914)	(74,953)	(10,505)	(231,372)
Stock compensation expense (1)	3,106	5,684	2,581	11,371
Changes in fair value of contingent consideration (1)	252	—	—	252
Less: non-controlling interest segment profit (loss) (2)	(568)	—	(1)	(569)
Segment profit (loss)	$30,018	$33,876	$(9,554)	$54,340

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2016
Managed care and other revenue	$1,256,898	$119,552	$(128)	$1,376,322
PBM and dispensing revenue	—	965,633	(60,588)	905,045
Cost of care	(930,160)	—	—	(930,160)
Cost of goods sold	—	(910,586)	58,197	(852,389)
Direct service costs and other	(265,582)	(124,927)	(16,024)	(406,533)
Stock compensation expense (1)	4,470	10,970	2,957	18,397
Changes in fair value of contingent consideration (1)	70	127	—	197
Impairment of intangible assets (1)	4,800	—		4,800
Less: non-controlling interest segment profit (loss) (2)	(1,136)	—	(11)	(1,147)
Segment profit (loss)	$71,632	$60,769	$(15,575)	$116,826

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2017
Managed care and other revenue	$1,420,646	$130,839	$(446)	$1,551,039
PBM and dispensing revenue	—	1,238,678	(64,955)	1,173,723
Cost of care	(1,065,318)	—	—	(1,065,318)
Cost of goods sold	—	(1,167,283)	62,295	(1,104,988)
Direct service costs and other	(284,882)	(150,806)	(17,170)	(452,858)
Stock compensation expense (1)	5,765	11,414	4,332	21,511
Changes in fair value of contingent consideration (1)	203	—	—	203
Less: non-controlling interest segment profit (loss) (2)	(845)	—	(2)	(847)
Segment profit (loss)	$77,259	$62,842	$(15,942)	$124,159

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Income before income taxes	$13,927	$10,588	$39,331	$39,863
Stock compensation expense	9,510	11,371	18,397	21,511
Changes in fair value of contingent consideration	463	252	197	203
Impairment of intangible assets	4,800	—	4,800	—
Non-controlling interest segment (profit) loss	1,312	569	1,147	847
Depreciation and amortization	25,580	27,731	50,587	54,707
Interest expense	1,994	4,900	3,742	9,048
Interest and other income	(692)	(1,071)	(1,375)	(2,020)
Segment Profit	$56,894	$54,340	$116,826	$124,159

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

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

Stock Repurchases

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - June 30, 2017	76,181	70.54	5.4
	2,249,408		$130.6

The Company made additional open market purchases of 13,922 shares of the Company’s common stock at an aggregate cost of $1.0 million (excluding broker commissions) during the period from July 1, 2017 through July 21, 2017.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

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

As of June 30, 2017, the Company established a working capital receivable of $3.2 million that was reflected as a reduction to the transaction price.

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

The Company’s estimated fair values of Veridicus assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required. During the six months ended June 30, 2017, the Company made net measurement period adjustments of $2.1 million to increase the goodwill related to the Veridicus acquisition. The measurement period adjustments included a decrease to the customer contracts identified intangible assets of $2.9 million, partially offset by other measurement period adjustments of $0.8 million.

As of June 30, 2017, the Company established a working capital receivable of $0.5 million that was reflected as a reduction to the transaction price.

NOTE F—Subsequent Events

On July 13, 2017, the Company entered into an agreement and plan of merger (“the SWH Agreement”) to acquire SWH Holdings, Inc. (“Senior Whole Health”). Senior Whole Health is a healthcare company focused on serving complex, high-risk populations, providing Medicare and Medicaid dual-eligible benefits to members in Massachusetts and New York. Under the terms of the SWH Agreement, the base purchase price is $390.0 million, subject to working capital adjustments, plus a potential contingent payment of $10.0 million. The contingent payments are based on a

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2017

(Unaudited)

subsidiary of SWH Holdings earning a Star Rating from Medicare of 4.0 or greater in 2018. Consummation of the merger is subject to various conditions, including state regulatory approvals and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Act. The Company anticipates funding the acquisition from the proceeds of new debt offerings.

On July 13, 2017, in connection with the Company’s acquisition of Senior Whole Health, the Company secured committed financing for up to $400.0 million at closing under a bridge facility (the “SWH Bridge Facility”). Proceeds from the SWH Bridge Facility may only be used by the Company to fund the acquisition and pay associated transaction costs. If utilized, the SWH Bridge Facility will be guaranteed by substantially all of the non-regulated subsidiaries of the Company and mature 364 days after the closing date of the acquisition.

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

The following tables summarize, for the periods indicated, revenues and covered lives for Healthcare by product classification and customer type (in thousands):

	Covered lives as of
	June 30, 2017
	Risk-based	ASO
Commercial
Behavioral(1)	13,875	11,411
Specialty	9,087	16,022
Government(2)	4,026	1,062

	Revenue for the six months ended
	June 30, 2017
	Risk-based	ASO	Total
Commercial
Behavioral(1)	$193,539	$60,367	$253,906
Specialty	296,159	35,258	331,417
Government(2)	787,974	47,349	835,323
Total	$1,277,672	$142,974	$1,420,646

(1)	Includes revenues of $24.4 million from EAP services provided on a risk basis to health plans and employers with 10.6 million covered lives.
(2)	Includes revenues of $173.5 million from EAP services provided on a risk basis to federal governmental entities with 3.5 million covered lives.

During six months ended June 30, 2017, Pharmacy Management paid 14.4 million adjusted commercial network claims in its PBM business, 36.1 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90‑day and traditional mail claim. As of June 30, 2017, Pharmacy Management had a generic dispensing rate of 87.1 percent within its commercial PBM business and served 1.9 million commercial PBM members, 13.3 million members in its medical pharmacy management programs, and 26 states and the District of Columbia in its PBA business.

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2016
Managed care and other revenue	$637,970	$61,975	$(84)	$699,861
PBM and dispensing revenue	—	495,399	(30,915)	464,484
Cost of care	(472,529)	—	—	(472,529)
Cost of goods sold	—	(466,637)	29,707	(436,930)
Direct service costs and other	(139,965)	(64,086)	(10,026)	(214,077)
Stock compensation expense (1)	2,451	5,548	1,511	9,510
Changes in fair value of contingent consideration (1)	390	73	—	463
Impairment of intangible assets (1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss) (2)	(1,305)	—	(7)	(1,312)
Segment profit (loss)	$34,422	$32,272	$(9,800)	$56,894

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2017
Managed care and other revenue	$755,270	$66,659	$(230)	$821,699
PBM and dispensing revenue	—	631,932	(34,492)	597,440
Cost of care	(583,264)	—	—	(583,264)
Cost of goods sold	—	(595,446)	33,091	(562,355)
Direct service costs and other	(145,914)	(74,953)	(10,505)	(231,372)
Stock compensation expense (1)	3,106	5,684	2,581	11,371
Changes in fair value of contingent consideration (1)	252	—	—	252
Less: non-controlling interest segment profit (loss) (2)	(568)	—	(1)	(569)
Segment profit (loss)	$30,018	$33,876	$(9,554)	$54,340

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2016
Managed care and other revenue	$1,256,898	$119,552	$(128)	$1,376,322
PBM and dispensing revenue	—	965,633	(60,588)	905,045
Cost of care	(930,160)	—	—	(930,160)
Cost of goods sold	—	(910,586)	58,197	(852,389)
Direct service costs and other	(265,582)	(124,927)	(16,024)	(406,533)
Stock compensation expense (1)	4,470	10,970	2,957	18,397
Changes in fair value of contingent consideration (1)	70	127	—	197
Impairment of intangible assets (1)	4,800	—		4,800
Less: non-controlling interest segment profit (loss) (2)	(1,136)	—	(11)	(1,147)
Segment profit (loss)	$71,632	$60,769	$(15,575)	$116,826

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2017
Managed care and other revenue	$1,420,646	$130,839	$(446)	$1,551,039
PBM and dispensing revenue	—	1,238,678	(64,955)	1,173,723
Cost of care	(1,065,318)	—	—	(1,065,318)
Cost of goods sold	—	(1,167,283)	62,295	(1,104,988)
Direct service costs and other	(284,882)	(150,806)	(17,170)	(452,858)
Stock compensation expense (1)	5,765	11,414	4,332	21,511
Changes in fair value of contingent consideration (1)	203	—	—	203
Less: non-controlling interest segment profit (loss) (2)	(845)	—	(2)	(847)
Segment profit (loss)	$77,259	$62,842	$(15,942)	$124,159

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Income before income taxes	$13,927	$10,588	$39,331	$39,863
Stock compensation expense	9,510	11,371	18,397	21,511
Changes in fair value of contingent consideration	463	252	197	203
Impairment of intangible assets	4,800	—	4,800	—
Non-controlling interest segment (profit) loss	1,312	569	1,147	847
Depreciation and amortization	25,580	27,731	50,587	54,707
Interest expense	1,994	4,900	3,742	9,048
Interest and other income	(692)	(1,071)	(1,375)	(2,020)
Segment Profit	$56,894	$54,340	$116,826	$124,159

Quarter ended June 30, 2017 (“Current Year Quarter”), compared to the quarter ended June 30, 2016 (“Prior Year Quarter”)

Healthcare

Net Revenue

Net revenue related to Healthcare increased by 18.4 percent or $117.3 million. The increase in revenue is mainly due to higher membership and net favorable rate changes of $64.5 million, revenue for AFSC acquired July 1, 2016 of $48.4 million, contracts implemented after (or during) the Prior Year Quarter of $29.3 million, net retroactive program changes in the Current Year Quarter of $40.3 million and the revenue impact of unfavorable prior period medical claims development recorded in the Current Year Quarter of $6.7 million. These increases were partially offset by terminated contracts of $33.7 million, net program changes of $12.3 million, net revenue recorded for HIF fees in the Prior Year Quarter of $10.1 million, unfavorable retroactive rate adjustments in the Current Year Quarter of $4.1 million, the revenue impact of unfavorable prior period medical claims development recorded in the Prior Year Quarter of $3.0 million and other net unfavorable variances of $8.7 million (mainly profit share impact of favorable care trends).

Cost of Care

Cost of care increased by 23.4 percent or $110.7 million. The increase is mainly due to increased membership and higher care associated with net favorable rate changes of $55.9 million, care costs for AFSC of $36.6 million, net retroactive program changes in the Current Year Quarter of $37.2 million, new contracts implemented after (or during) the Prior Year Quarter of $27.8 million, net unfavorable prior period medical claims development recorded in the Current Year Quarter of $8.2 million and net favorable prior period medical claims development recorded in the Prior Year Quarter of $2.5 million. These increases were partially offset by terminated contracts of $27.2 million, net program changes of $10.9 million, customer settlements of $2.5 million and care trends and other net favorable variances of $16.9 million. For our commercial contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 83.6 percent in the Prior Year Quarter to 89.9 percent in the Current Year Quarter, mainly due to unfavorable care trends. For our government contracts, cost of care as a percentage of risk revenue (excluding EAP business) was 87.1 percent which was consistent with the Prior Year Quarter.

Direct Service Costs

Direct service costs increased by 4.3 percent or $5.9 million, primarily due to costs related to AFSC and new business, partially offset by the impact of terminated contracts and HIF fees in the Prior Year Quarter. Direct service costs decreased as a percentage of revenue from 21.9 percent in the Prior Year Quarter to 19.3 percent in the Current Year Quarter, mainly due to increase in revenue from business growth and acquisitions, partially offset by terminated contracts and costs related to the acquisition of AFSC.

Pharmacy Management

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 7.6 percent or $4.7 million. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $2.2 million, Medical pharmacy of $2.1 million, revenue for Veridicus acquired on December 13, 2016 of $1.3 million and other net favorable variances of $1.8 million. These increases were partially offset by decreased rebate revenue of $1.5 million and terminated contracts of $1.2 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 27.6 percent or $136.5 million. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $80.2 million, Medicare revenue of $59.3 million, revenue for Veridicus of $44.6 million, Pharmacy employer revenue of $42.4 million and pharmacy MCO revenue of $7.3 million. These favorable variances were partially offset by terminated contracts of $94.6 million and other net unfavorable variances of $2.7 million

Cost of Goods Sold

Cost of goods sold increased by 27.6 percent or $128.8 million. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $78.9 million, an increase in Medicare of $57.5 million, cost for Veridicus of $40.7 million, Pharmacy employer of $37.7 million, an increase in pharmacy MCO of $5.7 million and other net unfavorable variances of $1.3 million. These increases were partially offset by terminated contracts of $93.0 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold was 94.2 percent which was consistent with the Prior Year Quarter.

Direct Service Costs

Direct service costs increased by 17.0 percent or $10.9 million, mainly due to the acquisition of Veridicus, contract implementation costs and ongoing costs to support new business. Direct service costs decreased as a percentage of revenue from 11.5 percent in the Prior Year Quarter to 10.7 percent in the Current Year Quarter, mainly due to an increase in revenue from business growth and acquisition activity.

Corporate and Elimination

Net expenses related to Corporate, which includes eliminations, increased by 7.2 percent or $0.8 million, primarily due to an increase in stock and other compensation expense in the Current Year Quarter. As a percentage of revenue, corporate and elimination was 0.9 percent in the Current Year Quarter, which is down slightly from the Prior Year Quarter.

Depreciation and Amortization

Depreciation and amortization expense increased by 8.4 percent or $2.2 million, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

Interest expense increased by $2.9 million, primarily due to an increase in interest rates and the amount of outstanding debt.

Interest Income

Interest income increased by $0.4 million, primarily due to higher yields.

Income Taxes

The Company’s effective income tax rates were 90.6 percent and 53.5 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter is lower than the Prior Year Quarter mainly due the suspension for 2017 of the non-deductible HIF fees and valuation allowance increases in 2016 with respect to losses at AlphaCare.

Six months ended June 30, 2017 (“Current Year Period”), compared to the six months ended June 30, 2016 (“Prior Year Period”)

Healthcare

Net Revenue

Net revenue related to Healthcare increased by 13.0 percent or $163.7 million. The increase in revenue is mainly due to higher membership and net favorable rate changes of $135.9 million, revenue for AFSC acquired July 1, 2016 of $92.3 million, contracts implemented after (or during) the Prior Year Period of $54.3 million, net retroactive program changes recorded in the Current Year Period of $20.9 million, revenue for TMG acquired February 29, 2016 of $8.5 million, retroactive profit share in the Current Year Period of $3.3 million, favorable retroactive rate adjustments in the Current Year Period of $2.2 million, and customer settlements in the Current Year Period of $2.0 million. These increases were partially offset by terminated contracts of $68.6 million, net program changes of $23.8 million, net revenue recorded for HIF fees in the Prior Year Period of $21.7 million, the revenue impact of favorable prior period medical claims development recorded in the Current Year Period of $5.3 million, favorable retroactive rate adjustments in the Prior Year Period of $3.3 million, a performance penalty in the Current Year Period of $2.2 million, the revenue impact of unfavorable prior period medical claims development recorded in the Prior Year Period of $2.2 million and other net unfavorable variances of $28.6 million (mainly profit share impact of favorable care trends).

Cost of Care

Cost of care increased by 14.5 percent or $135.2 million. The increase is mainly due to increased membership and higher care associated with net favorable rate changes of $119.3 million, care costs for AFSC of $77.5 million, new contracts implemented after (or during) the Prior Year Period of $55.9 million, net retroactive program changes recorded in the Current Year Period of $19.2 million and net favorable prior period medical claims development recorded in the Prior Year Period of $1.9 million. These increases were partially offset by terminated contracts of $55.0 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $20.7 million, net program changes of $19.5 million, net favorable prior period medical claims development recorded in the

Current Year Period of $9.1 million, customer settlements of $4.5 million and care trends and other net favorable variances of $29.8 million. For our commercial contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 84.0 percent in the Prior Year Period to 87.5 percent in the Current Year Period, mainly due to unfavorable care trends. For our government contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 86.0 percent in the Prior Year Period to 84.3 percent in the Current Year Period, mainly due to favorable care development, favorable care trends and business mix.

Direct Service Costs

Direct service costs increased by 7.3 percent or $19.3 million, primarily due to costs related to TMG and AFSC and contract implementation cost, partially offset by the impact of terminated contracts and HIF fees in the Prior Year Period. Direct service costs decreased as a percentage of revenue from 21.1 percent in the Prior Year Period to 20.1 percent in the Current Year Period, mainly due to an increase in revenue from business growth and acquisition activity, partially offset by terminated contracts and the acquisition of TMG and AFSC.

Pharmacy Management

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 9.4 percent or $11.3 million. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $4.1 million, Medical pharmacy of $2.9 million, revenue for Veridicus acquired on December 13, 2016 of $2.6 million, increased rebate revenue of $1.0 million, government pharmacy revenue of $0.7 million and other net favorable variances of $1.6 million. These increases were partially offset by terminated contracts of $1.6 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 28.3 percent or $273.0 million. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $204.6 million, Medicare revenue of $120.4 million, revenue for Veridicus of $85.7 million, Pharmacy employer revenue of $39.7 million, pharmacy MCO revenue of $11.7 million and other net favorable variances of $0.3 million. These favorable variances were partially offset by terminated contracts of $186.9 million and net decreased dispensing activity from existing customers of $2.5 million.

Cost of Goods Sold

Cost of goods sold increased by 28.2 percent or $256.7 million. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $201.6 million, an increase in Medicare of $117.5 million, cost for Veridicus of $77.8 million, Pharmacy employer of $32.4 million, an increase in pharmacy MCO of $10.4 million and other net unfavorable variances of $4.7 million. These increases were partially offset by terminated contracts of $183.7 million and net decreased dispensing activity from existing customers of $4.0 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold was 94.2 percent which was consistent with the Prior Year Period.

Direct Service Costs

Direct service costs increased by 20.7 percent or $25.9 million, mainly due to the acquisition of Veridicus, contract implementation costs and ongoing costs to support new business. Direct service costs decreased as a percentage of revenue from 11.5 percent in the Prior Year Period to 11.0 percent in the Current Year Period, mainly due to an increase in revenue from business growth and acquisition activity.

Corporate and Elimination

Net expenses related to Corporate, which includes eliminations, increased by 9.3 percent or $1.7 million, primarily due to an increase in stock and other compensation expense in the Current Year Period. As a percentage of revenue, corporate and elimination was 0.7 percent, which was consistent with the Prior Year Period.

Depreciation and Amortization

Depreciation and amortization expense increased by 8.1 percent or $4.1 million, primarily due to asset additions after the Prior Year Period and acquisition activity.

Interest Expense

Interest expense increased by $5.3 million, primarily due to an increase in interest rates and the amount of outstanding debt.

Interest Income

Interest income increased by $0.6 million, primarily due to higher yields.

Income Taxes

The Company’s effective income tax rates were 62.6 percent and 43.8 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Current Year Period is lower than the Prior Year Period mainly due the suspension for 2017 of the non-deductible HIF fees and valuation allowance increases in 2016 with respect to AlphaCare.

Non‑GAAP Measures

The Company reports its financial results in accordance with GAAP, however the Company’s management also assesses business performance and makes business decisions regarding the Company’s operations using certain non‑GAAP measures. In addition to Segment Profit, as defined above, the Company also uses adjusted net income attributable to Magellan (“Adjusted Net Income”) and adjusted net income per common share attributable to Magellan on a diluted basis (“Adjusted EPS”). Adjusted Net Income and Adjusted EPS reflect certain adjustments made for acquisitions completed after January 1, 2013 to exclude non‑cash stock compensation expense resulting from restricted stock purchases by sellers, changes in the fair value of contingent consideration, amortization of identified acquisition intangibles, as well as impairment of identified acquisition intangibles. The Company believes these non‑GAAP measures provide a more useful comparison of the Company’s underlying business performance from period to period and are more representative of the earnings capacity of the Company. Non‑GAAP financial measures we disclose, such as Segment Profit, Adjusted Net Income and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following table reconciles Adjusted Net Income to net income attributable to Magellan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Net income attributable to Magellan	$3,958	$5,500	$17,195	$23,247
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	4,556	4,906	9,112	9,758
Changes in fair value of contingent consideration	463	252	197	203
Amortization of acquired intangibles	5,509	8,315	11,289	16,766
Impairment of intangible assets, net of non-controlling interest	3,936	—	3,936	—
Tax impact	(4,071)	(4,888)	(7,949)	(9,767)
Adjusted Net Income	$14,351	$14,085	$33,780	$40,207

The following table reconciles Adjusted EPS to net income per common share attributable to Magellan—diluted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Net income per common share attributable to Magellan—diluted	$0.16	$0.23	$0.70	$0.97
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	0.19	0.20	0.37	0.40
Changes in fair value of contingent consideration	0.02	0.01	0.01	0.01
Amortization of acquired intangibles	0.22	0.35	0.46	0.70
Impairment of intangible assets, net of non-controlling interest	0.16	—	0.16	—
Tax impact	(0.17)	(0.20)	(0.32)	(0.41)
Adjusted EPS	$0.58	$0.59	$1.38	$1.67

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

Interest Rate Risk.  Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company’s Credit Facilities. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Facilities as of June 30, 2017, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.  The Company reported net cash used by operating activities of $119.2 million for the Prior Year Period and net cash provided by operating activities of $3.8 million for the Current Year Period. The $123.0 million increase in operating cash flows from the Prior Year Period is attributable to favorable working capital changes and an increase in Segment Profit partially offset by increased tax payments between years.

The net favorable impact of working capital changes between periods totaled $127.4 million. For the Prior Year Period, operating cash flows were impacted by net unfavorable working capital changes of $203.0 million, which were largely attributable to an increase in accounts receivable, specifically related to our healthcare business and our Medicare Part D business, and contingent consideration payments of $91.1 million, of which $51.1 million is reflected as operating activities. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $75.6 million, a large portion of which was attributable to timing of discretionary bonus activity.

Segment Profit for the Current Year Period increased $7.3 million from the Prior Year Period. Tax payments for the Current Year Period totaled $44.7 million, which represents an increase of $11.7 million compared to the Prior Year Period.

Investing Activities.  The Company utilized $30.5 million and $26.8 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $7.8 million and $22.7 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $7.8 million and $19.0 million, respectively.

During the Prior Year Period the Company received net cash of $35.7 million from the net maturity of "available-for-sale" securities, with the Company using $5.7 million during the Current Year Period for the net purchase of "available-for-sale" securities. During the Prior Year Period, the Company used net cash of $16.0 million for the acquisition of TMG, partially offset by a working capital adjustment of $0.5 million related to the acquisition of 4D Pharmacy Management Systems, Inc. During the Current Year Period, the Company used net cash of $3.2 million related to investments in businesses and the acquisition of Veridicus.

Financing Activities.  During the Prior Year Period, the Company paid $25.5 million for the repurchase of treasury stock under the Company’s share repurchase program, $6.3 million on debt obligations and $3.1 million on capital lease obligations. The Company made a contingent consideration payment totaling $91.1 million, of which $40.0 million was related to financing activities. In addition, the Company received $225.0 million from the issuance of debt and $9.7 million from exercise of stock options.

During the Current Year Period, the Company paid $187.5 million on debt obligations, $5.0 million for the repurchase of treasury stock under the Company's share repurchase program, $3.5 million on capital lease obligations and had other net unfavorable items of $1.3 million.  In addition, the Company received $200.0 million from the issuance of debt and $6.0 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

Liquidity.  During the remainder of 2017, the Company will have estimated capital expenditures of between $38.2 million and $48.2 million. The Company may draw on the 2014 Credit Facility or 2017 Credit Facility as required to meet working capital needs associated with the timing of receivables and payables, fund share repurchases or support acquisition activities. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. During the remainder of 2017, scheduled principal payments of $12.5 million will be made under the 2014 Credit Facility, and the 2016 Credit Facility and the 2017 Credit Facility will mature on December 29, 2017. The Company currently expects to have the ability to settle its 2017 debt obligations through current unrestricted cash and investment balances and cash flows from operations in 2017, as well as borrowing capacity available under the 2014 Credit Facility in the form of revolving loans. However, the Company will likely refinance its debt during 2017. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance the Company will not experience any such losses in the future.

Stock Repurchases.  On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. See Note D—“Commitments and Contingencies” for more information on the Company’s share repurchase program.

Off‑Balance Sheet Arrangements.  As of June 30, 2017, the Company has no material off‑balance sheet arrangements.

Credit Facilities.  On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provides for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million. On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. The 2014 Credit Facility is guaranteed by substantially all of the non‑regulated subsidiaries of the Company and will mature on July 23, 2019, however, the Company holds an option to extend the 2014 Credit Facility for an additional one year period.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the Company’s Credit Facilities. Based on the amount of cash equivalents and investments and the borrowing levels under the Credit Facilities as of June 30, 2017, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.  Controls and Procedures.

a) The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) under the Exchange Act), as of June 30, 2017. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

b) Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. Pursuant to this program, the Company made open market purchases during the three months ended June 30, 2017 as follows (approximate dollar value of shares that may yet be purchased under the plan is reflected in millions):

	Total number	Average	Total Number of Shares	Approximate Dollar Value of
	of Shares	Price Paid	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share(1)	Announced Plans or Programs	Purchased Under the Plans(1)(2)
April 1 - 30, 2017	—	$—	—	$74.8
May 1-31, 2017	30,754	69.09	30,754	72.7
June 1-30, 2017	45,427	71.52	45,427	69.4
	76,181		76,181

The Company made additional open market purchases of 13,922 shares of the Company’s common stock at an aggregate cost of $1.0 million (excluding broker commissions) during the period from July 1, 2017 through July 21, 2017.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated July 13, 2017, among Magellan Healthcare, Inc., SWH Holdings, Inc., certain of the stockholders of SWH Holdings, Inc., certain of the vested optionhoders of SWH Holdings, Inc., TA Associates Management, L.P. and Silver Merger Sub, Inc.

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as amended and restated on May 25, 2017, which was filed as Exhibit 3.1 to the Company’s current report on Form 8-K, which was filed on May 25, 2017 and is incorporated herein by reference.

3.2

Bylaws of the Company as amended and restated on May 24, 2017, which was filed as Exhibit 3.2 to the Company’s current report on Form 8-K, which was filed on May 25, 2017 and is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sabanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished).
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2017	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated July 13, 2017, among Magellan Healthcare, Inc., SWH Holdings, Inc., certain of the stockholders of SWH Holdings, Inc., certain of the vested optionhoders of SWH Holdings, Inc., TA Associates Management, L.P. and Silver Merger Sub, Inc.

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as amended and restated on May 25, 2017, which was filed as Exhibit 3.1 to the Company’s current report on Form 8-K, which was filed on May 25, 2017 and is incorporated herein by reference.

3.2

Bylaws of the Company as amended and restated on May 24, 2017, which was filed as Exhibit 3.2 to the Company’s current report on Form 8-K, which was filed on May 25, 2017 and is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sabanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished).
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.