Form 10-Q
period 2017-09-30
MAGELLAN HEALTH INC
filed 2017-11-01
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

The number of shares of the registrant’s Ordinary Common Stock outstanding as of September 30, 2017 was 24,042,290.

FORM 10‑Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		September 30,
	December 31,	2017
	2016	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($81,776 and $98,277 restricted at December 31, 2016 and September 30, 2017, respectively)	$304,508	$504,764
Accounts receivable, less allowance of $5,644 and $8,657 at December 31, 2016 and September 30, 2017, respectively	606,764	622,431
Short-term investments ($227,795 and $238,869 restricted at December 31, 2016 and September 30, 2017, respectively)	297,493	312,902
Pharmaceutical inventory	58,995	48,941
Other current assets ($38,785 and $23,140 restricted at December 31, 2016 and September 30, 2017, respectively)	51,507	52,896
Total Current Assets	1,319,267	1,541,934
Property and equipment, net	172,524	161,437
Long-term investments ($6,306 and $10,575 restricted at December 31, 2016 and September 30, 2017, respectively)	7,760	10,575
Deferred income taxes	3,125	5,249
Other long-term assets	12,725	40,621
Goodwill	742,054	745,947
Other intangible assets, net	186,232	156,351
Total Assets	$2,443,687	$2,662,114
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95,635	$66,530
Accrued liabilities	202,176	173,701
Short-term contingent consideration	9,354	8,875
Medical claims payable	184,136	213,692
Other medical liabilities	197,856	193,881
Current debt and capital lease obligations	403,693	19,231
Total Current Liabilities	1,092,850	675,910
Long-term debt and capital lease obligations	214,686	745,543
Tax contingencies	13,981	14,348
Long-term contingent consideration	1,799	615
Deferred credits and other long-term liabilities	15,882	18,290
Total Liabilities	1,339,198	1,454,706
Redeemable non-controlling interest	4,770	4,704
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2016 and September 30, 2017-Issued and outstanding-none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2016 and September 30, 2017-Issued and outstanding-51,993 and 23,517 shares at December 31, 2016, respectively, and 52,723 and 24,042 shares at September 30, 2017, respectively	520	527
Other Stockholders’ Equity:
Additional paid-in capital	1,186,283	1,248,993
Retained earnings	1,289,288	1,344,986
Accumulated other comprehensive loss	(175)	(148)
Treasury stock, at cost, 28,476 and 28,681 shares at December 31, 2016 and September 30, 2017, respectively	(1,376,197)	(1,391,654)
Total Stockholders’ Equity	1,099,719	1,202,704
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,443,687	$2,662,114

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net revenue:
Managed care and other	$751,589	$834,358	$2,127,911	$2,385,397
PBM and dispensing	540,543	585,048	1,445,588	1,758,771
Total net revenue	1,292,132	1,419,406	3,573,499	4,144,168
Costs and expenses:
Cost of care	480,243	569,306	1,410,403	1,634,624
Cost of goods sold	509,673	543,682	1,362,062	1,648,670
Direct service costs and other operating expenses (1)(2)(3)	229,094	227,372	635,627	680,230
Depreciation and amortization	26,885	28,189	77,472	82,896
Interest expense	3,038	7,663	6,780	16,711
Interest and other income	(741)	(1,781)	(2,116)	(3,801)
Total costs and expenses	1,248,192	1,374,431	3,490,228	4,059,330
Income before income taxes	43,940	44,975	83,271	84,838
Provision for income taxes	18,631	11,739	43,259	29,206
Net income	25,309	33,236	40,012	55,632
Less: net (loss) income attributable to non-controlling interest	(200)	785	(2,692)	(66)
Net income attributable to Magellan	$25,509	$32,451	$42,704	$55,698
Net income attributable to Magellan per common share:
Basic (See Note B)	$1.11	$1.39	$1.83	$2.41
Diluted (See Note B)	$1.06	$1.32	$1.75	$2.30

(1)

Includes stock compensation expense of $9,176 and $10,323 for the three months ended September 30, 2016 and 2017, respectively, and $27,573 and $31,834 for the nine months ended September 30, 2016 and 2017, respectively.

(2)

Includes changes in fair value of contingent consideration of $313 and $(834) for the three months ended September 30, 2016 and 2017, respectively, and $510 and $(631) for the nine months ended September 30, 2016 and 2017, respectively.

(3)	Includes impairment of intangible assets of $0 and $4,800 for the three and nine months ended September 30, 2016, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net income	$25,309	$33,236	$40,012	$55,632
Other comprehensive income:
Unrealized (loss) gains on available-for-sale securities (1)	(127)	26	109	27
Comprehensive income	25,182	33,262	40,121	55,659
Less: comprehensive (loss) income attributable to non-controlling interest	(200)	785	(2,692)	(66)
Comprehensive income attributable to Magellan	$25,382	$32,477	$42,813	$55,725

(1)

Net of income tax (benefit) provision of $(78) and $16 for the three months ended September 30, 2016 and 2017, respectively, and $68 and $18 for the nine months ended September 30, 2016 and 2017, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2016	2017
Cash flows from operating activities:
Net income	$40,012	$55,632
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	77,472	82,896
Non-cash impairment of intangible assets	4,800	—
Non-cash interest expense	385	3,120
Non-cash stock compensation expense	27,573	31,834
Non-cash income tax provision (benefit)	2,998	(2,160)
Non-cash amortization on investments	4,224	3,052
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(31,926)	(13,539)
Pharmaceutical inventory	(10,425)	9,609
Other assets	(72,374)	(15,481)
Accounts payable and accrued liabilities	23,870	(70,006)
Medical claims payable and other medical liabilities	(18,017)	25,578
Contingent consideration	(50,591)	(631)
Tax contingencies	(111)	158
Deferred credits and other long-term liabilities	(5,393)	2,408
Other	(57)	210
Net cash (used in) provided by operating activities	(7,560)	112,680
Cash flows from investing activities:
Capital expenditures	(44,345)	(42,703)
Acquisitions and investments in businesses, net of cash acquired	(126,931)	(3,200)
Purchase of investments	(365,521)	(341,280)
Maturity of investments	373,694	320,045
Net cash used in investing activities	(163,103)	(67,138)
Cash flows from financing activities:
Proceeds from issuance of debt	290,000	949,239
Payments to acquire treasury stock	(106,806)	(15,457)
Proceeds from exercise of stock options and warrants	10,933	28,328
Payments on debt and capital lease obligations	(13,569)	(798,359)
Payments on contingent consideration	(40,559)	(1,032)
Other	1,274	(8,005)
Net cash provided by financing activities	141,273	154,714
Net (decrease) increase in cash and cash equivalents	(29,390)	200,256
Cash and cash equivalents at beginning of period	249,029	304,508
Cash and cash equivalents at end of period	$219,639	$504,764

Supplemental cash flow data:
Non-cash investing activities:
Property and equipment acquired under capital leases	$4,193	$2,418

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

September 30, 2017

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the performance obligations and licensing implementation guidance of ASU 2014-09. In July 2015, the FASB deferred the effective date of ASU 2014-09. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which amends various aspects of ASU 2014-09. The amendments in these ASUs are effective for annual and interim reporting periods of public entities beginning after December 15, 2017. The Company intends to adopt the new standard on a modified retrospective basis. The Company has completed preliminary reviews of each revenue stream and is assessing the impact of adoption under ASU 606. Within the PBM and dispensing revenue streams, exclusive of Medicare Part D, the Company has substantially completed its review under the new standard and determined that ASU 606 will not have a material impact on the Company’s consolidated results of operations, financial position and cash flows. Within the managed care and other revenue streams, the Company continues to assess the potential impact, but has identified an impact related to the recognition of Health Insurer Fee (HIF) revenue under ASC 606. Although the income tax effect has not been quantified, the Company has determined, based on its preliminary assessment, that up to $40.0 million of HIF revenue will be recognized as a revenue cumulative effect adjustment upon adoption of the new standard. Under ASC 605, HIF revenue is recognized as the health insurer fee is being expensed. Under ASC 606, HIF revenue will represent a form of variable consideration that is included in the transaction price for the managed care service to the extent it is not constrained. As such, HIF revenue included within the transaction price will be recognized as the managed care service is provided, which is the year prior to the fee being accrued and expensed. At this time, the Company has not identified a material impact of adoption for other revenue streams. However, the Company has also not completed its review of the impact on interim reporting.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

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

September 30, 2017

(Unaudited)

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

Managed Care and Other Revenue

Managed Care Revenue.  Managed care revenue, inclusive of revenue from the Company’s risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period in which terms to the amendment are finalized. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $576.8 million and $1,692.6 million for the three and nine months ended September 30, 2016, respectively, and $644.9 million and $1,851.2 million for the three and nine months ended September 30, 2017, respectively.

Fee‑For‑Service, Fixed Fee and Cost‑Plus Contracts.  The Company has certain contracts with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to the Patient Protection and Affordable Care Act health insurer fee (“HIF fee”) billed on a cost reimbursement basis. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the HIF fee, suspending its application for 2017. Revenues from these contracts approximated $143.7 million and $349.3 million for the three and nine months ended September 30, 2016, respectively, and $156.1 million and $444.0 million for the three and nine months ended September 30, 2017, respectively.

Rebate Revenue.  The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company’s clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues approximated $22.0 million and $63.1 million for the three and nine months ended September 30, 2016, respectively, and $21.4 million and $64.9 million for the three and nine months ended September 30, 2017, respectively.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

PBM and Dispensing Revenue

Pharmacy Benefit Management Revenue.  The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co‑payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co‑payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client’s members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $413.7 million and $1,110.7 million for the three and nine months ended September 30, 2016, respectively, and $419.3 million and $1,288.2 million for the three and nine months ended September 30, 2017, respectively.

Dispensing Revenue.  The Company recognizes dispensing revenue, which includes the co‑payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company’s customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans were $57.5 million and $167.2 million for the three and nine months ended September 30, 2016, respectively, and $49.8 million and $158.2 million for the three and nine months ended September 30, 2017, respectively.

Medicare Part D.    The Company is contracted with the Centers for Medicare and Medicaid (“CMS”) as a Prescription Drug Plan (“PDP”) to provide prescription drug benefits to Medicare beneficiaries. Net revenues include premiums earned by the PDP, which includes a direct premium paid by CMS and a beneficiary premium paid by the PDP member. In cases of low-income members, the beneficiary premium may be subsidized by CMS. The Company recognizes premium revenues on a monthly basis on a per member basis for covered members. In addition to these premiums, net revenue includes certain payments from the members based on the members’ actual prescription claims, including co-payments, coverage gap benefits, deductibles and co-insurance (collectively, “Member Responsibilities”). The Company receives a prospective subsidy payment from CMS each month to subsidize a portion of the Member Responsibilities for low-income members. If the prospective subsidy differs from actual prescription claims, the difference is recorded as either a receivable or payable on the consolidated balance sheets. The Company assumes no risk for the Member Responsibilities, including the portion subsidized by CMS. The Company recognizes revenues for Member Responsibilities, including the portion subsidized by CMS, on a gross basis as claims are adjudicated. CMS also provides an annual risk corridor adjustment which compares the Company’s actual drug costs incurred to the premiums received. Based on the risk corridor adjustment, the Company may receive additional premiums from CMS or may be required to refund CMS a portion of previously received premiums. The Company calculates the risk corridor adjustment on a quarterly basis and the amount is included in net revenues with a corresponding receivable or payable on the consolidated balance sheets. Medicare Part D revenues approximated $76.5 million and $192.0 million for the three and nine months ended September 30, 2016, respectively, including co-payments, which are included in PBM revenues above, of $7.2 million and $24.3 million for the three and nine months ended September 30, 2016, respectively. Medicare Part D revenues approximated $131.8 million and $367.9 million for the three and nine months ended September 30, 2017, respectively, including co-payments, which are included in PBM revenues above, of $15.8 million and $55.5 million for the three and nine months ended September 30, 2017, respectively. As of December 31, 2016 and September 30, 2017, the Company had $117.5 million and $170.5 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business.

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has a contract with the State of Florida to provide integrated healthcare services to Medicaid enrollees in the state of Florida (“the Florida Contract”). The Florida Contract began on February 4, 2014 and extends

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contract generated net revenues of $403.4 million and $457.7 million for the nine months ended September 30, 2016 and 2017, respectively.

Customers exceeding ten percent of segment net revenues

In addition to the Florida Contract, previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2016 and 2017 (in thousands):

Segment	Term Date	2016	2017

Healthcare
None

Pharmacy Management
Customer A	December 31, 2016 (1)	$261,094	$3,709	*
Customer B	March 31, 2019	78,471	266,795

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

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $343.2 million and $357.3 million for the nine months ended September 30, 2016 and 2017, respectively. Net revenues from members in relation to its contract with CMS in aggregate totaled $192.0 million and $368.2 million for the nine months ended September 30, 2016 and 2017, respectively. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $164.3 million and $257.7 million for the nine months ended September 30, 2016 and 2017, respectively.

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

September 30, 2017

(Unaudited)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2016 and September 30, 2017 (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$177,495	$—	$177,495
Investments:
U.S. Government and agency securities	5,817	—	—	5,817
Obligations of government-sponsored enterprises (2)	—	25,767	—	25,767
Corporate debt securities	—	272,219	—	272,219
Certificates of deposit	—	1,450	—	1,450
Total assets held at fair value	$5,817	$476,931	$—	$482,748

Liabilities
Contingent consideration	$—	$—	$11,153	$11,153
Total liabilities held at fair value	$—	$—	$11,153	$11,153

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$392,039	$—	$392,039
Investments:
U.S. Government and agency securities	8,668	—	—	8,668
Obligations of government-sponsored enterprises (4)	—	13,264	—	13,264
Corporate debt securities	—	295,181	—	295,181
Taxable municipal bonds	—	5,014	—	5,014
Certificates of deposit	—	1,350	—	1,350
Total assets held at fair value	$8,668	$706,848	$—	$715,516

Liabilities
Contingent consideration	$—	$—	$9,490	$9,490
Total liabilities held at fair value	$—	$—	$9,490	$9,490

(1)	Excludes $127.0 million of cash held in bank accounts by the Company.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $112.7 million of cash held in bank accounts by the Company.
(4)	Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

For the nine months ended September 30, 2017, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable, accounts payable and revolving loan borrowings, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $406.2 million as of September 30, 2017 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $350.0 million as of September 30, 2017 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

The contingent consideration liability reflects the fair value of potential future payments related to the Cobalt Therapeutics, LLC (“Cobalt”), The Management Group, LLC (“TMG”) and Armed Forces Services Corporation (“AFSC”) acquisitions. The Cobalt, TMG and AFSC purchase agreements provide for potential contingent payments of up to a maximum of $6.0 million, $15.0 million and $10.0 million, respectively. As of September 30, 2017, there are remaining potential future payments of $15.0 million and $10.0 million for TMG and AFSC, respectively.

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

As of December 31, 2016 and September 30, 2017, the Company estimated undiscounted future contingent payments of $12.7 million and $9.9 million, respectively. The net decrease was mainly due to payments made in 2017 and changes in operational forecasts and probabilities of payment. As of September 30, 2017, the aggregate amounts and projected dates of future potential contingent consideration payments were $9.0 million in 2017 and $0.9 million in 2020.

As of December 31, 2016, the fair value of the short-term and long-term contingent consideration was $9.4 million and $1.8 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of September 30, 2017, the fair value of the short-term and long-term contingent consideration was $8.9 million and $0.6 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $0.3 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, and $(0.8) million and $(0.6) million for the three and nine months ended September 30, 2017, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of income. The decreases during 2017 were mainly a result of changes in present value and the estimated undiscounted liability.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

The following table summarizes the Company’s liability for contingent consideration for the nine months ended September 30, 2017 (in thousands):

September 30,
2017
Balance as of beginning of period	$11,153
Changes in fair value	(631)
Payments	(1,032)
Balance as of end of period	$9,490

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At September 30, 2017, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $125.6 million are included in cash and cash equivalents.

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

As of December 31, 2016 and September 30, 2017, there were no unrealized losses that the Company determined to be other‑than‑temporary. No realized gains or losses were recorded for the nine months ended September 30, 2016 or 2017. The following is a summary of short‑term and long‑term investments at December 31, 2016 and September 30, 2017 (in thousands):

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$8,689	$—	$(21)	$8,668
Obligations of government-sponsored enterprises (2)	13,279	—	(15)	13,264
Corporate debt securities	295,384	1	(204)	295,181
Taxable municipal bonds	5,017	—	(3)	5,014
Certificates of deposit	1,350	—	—	1,350
Total investments at September 30, 2017	$323,719	$1	$(243)	$323,477

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.
(2)	Includes investments in notes issued by the Federal Home Loan Bank and Federal Farm Credit Banks.

The maturity dates of the Company’s investments as of September 30, 2017 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2017	$98,136	$98,105
2018	216,697	216,498
2019	8,886	8,874
Total investments at September 30, 2017	$323,719	$323,477

Income Taxes

The Company’s effective income tax rates were 51.9 percent and 34.4 percent for the nine months ended September 30, 2016 and 2017, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2017 is lower than the effective rate for the nine months ended September 30, 2016 mainly due to the suspension for 2017 of the non-deductible HIF fees, valuation allowance increases in 2016 with respect to losses at AlphaCare of New York, Inc. (“AlphaCare”) and more significant tax deductions in 2017 in excess of recognized stock compensation expense.

The Company files a consolidated federal income tax return with most of its eighty-percent or more controlled subsidiaries. The Company files a separate consolidated federal income tax return for AlphaCare and its parent, AlphaCare Holdings, Inc. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions. The Company is no longer subject to federal income tax assessments for years ended prior to 2014 or, with few exceptions, to state or local income tax assessments for years ended prior to 2013. Further, the statutes of limitation regarding the assessment of 2013 federal and certain state and local income taxes expired during the quarter ended September 30, 2017 (“Current Year Quarter”). As a result, $1.7 million of tax contingency reserves recorded as of December 31, 2016 were reversed in the Current Year Quarter, of which $1.2 million is reflected as a discrete reduction to income tax expense and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Current Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Net Operating Loss Carryforwards

The Company has $1.8 million of federal net operating loss carryforwards (“NOLs”) available to reduce its federal consolidated taxable income in 2017 and subsequent years. These NOLs will expire in 2018 and 2019 if not used and are subject to examination and adjustment by the Internal Revenue Service (“IRS”). AlphaCare has $40.4 million of

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

federal NOLs available to reduce its consolidated taxable income in 2017 and subsequent years. These NOLs will expire in 2033 through 2036 if not used and are subject to examination and adjustment by the IRS. The Company and its subsidiaries also have $104.2 million of state NOLs available to reduce state taxable income at certain subsidiaries in 2017 and subsequent years. Most of these state NOLs will expire in 2017 through 2035 if not used and are subject to examination and adjustment by the respective state tax authorities.

Deferred tax assets as of December 31, 2016 and September 30, 2017 are shown net of valuation allowances of $17.1 million and $17.2 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. Future changes in the estimated realizable portion of deferred tax assets could materially affect the Company’s financial condition and results of operations.

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non‑deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the HIF fee, suspending its application for 2017. The HIF fee is scheduled to go back into effect for 2018. For 2016 the HIF fees were $26.5 million which has been paid. Of this amount, $6.7 million and $19.9 million was expensed in the three and nine months ended September 30, 2016, which was included in direct service costs and other operating expenses in the consolidated statements of income. The Company recorded revenues of $11.0 million and $32.4 million in the three and nine months ended September 30, 2016, associated with the accrual for the reimbursement of the economic impact of the HIF fees from its customers. As of September 30, 2017, the Company has a $13.3 million receivable related to a terminated contract that the customer has expressed their unwillingness to pay, however the Company believes the amount is collectible based on the IRS regulations and contractual arrangements that were executed and has not established a reserve. The Company continues to evaluate correspondence with the customer related to this receivable.

Stock Compensation

At December 31, 2016 and September 30, 2017, the Company had equity‑based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016, which was filed with the SEC on February 24, 2017. The Company recorded stock compensation expense of $9.2 million and $27.6 million for the three and nine months ended September 30, 2016 and $10.3 million and $31.8 million for the three and nine months ended September 30, 2017, respectively. Stock compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2016 and 2017 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2017 was $17.15 as estimated using the Black‑Scholes‑Merton option pricing model, which also assumed an expected volatility of 27.8 percent based on the historical volatility of the Company’s stock price.

For the nine months ended September 30, 2016, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $0.3 million, which was reported as a change to additional paid‑in capital. For the nine months ended September 30, 2017, the benefit of tax deductions in excess of recognized stock

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

compensation expense (net of deficiencies) was $3.7 million. Due to the adoption of ASU 2016-09 in the 4th quarter of 2016, this net benefit is reported as a reduction to income tax expense rather than as a change in additional paid-in-capital. As a result of the adoption of this standard, the net tax benefit is reflected as an operating cash flow rather than a financing cash flow.

Summarized information related to the Company’s stock options for the nine months ended September 30, 2017 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,843,177	$57.42
Granted	454,596	69.44
Forfeited	(53,596)	59.65
Exercised	(583,395)	52.76
Outstanding, end of period	2,660,782	$60.46
Vested and expected to vest at end of period	2,640,924	$60.41
Exercisable, end of period	1,597,984	$57.12

All of the Company’s options granted during the nine months ended September 30, 2017 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the nine months ended September 30, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	615,472	$58.71
Awarded	14,959	70.20
Vested	(47,710)	65.24
Forfeited	—	—
Outstanding, ending of period	582,721	58.47

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the nine months ended September 30, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	200,178	$61.65
Awarded	107,417	68.53
Vested	(117,069)	60.52
Forfeited	(16,285)	65.48
Outstanding, ending of period	174,241	66.29

The vesting period for RSAs ranges from 12 months to 42 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the nine months ended September 30, 2017 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	102,977	$93.03
Awarded	101,989	76.24
Vested	—	—
Forfeited	(2,651)	87.75
Outstanding, end of period	202,315	84.63

The weighted average estimated fair value of the PSUs granted in the nine months ended September 30, 2017 was $76.24, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.54%, and expected volatility of 18% to 61% (average of 33%). The PSUs granted in the nine months ended September 30, 2017, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2019 and vesting on March 3, 2020, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2020 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2017, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 51 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Long Term Debt and Capital Lease Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee.

The Notes bear interest payable semiannually in cash in arrears on March 22 and September 22 of each year, commencing on March 22, 2018, which rate is subject to an interest rate adjustment upon the occurrence of certain credit rating events. The Notes mature on September 22, 2024. The Indenture provides that the Notes are redeemable at the Company’s option, in whole or in part, at any time on or after July 22, 2024, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

The Indenture also contains certain covenants which restrict the Company’s ability to, among other things, create liens on its and its subsidiaries’ assets; engage in sale and lease-back transactions; and engage in a consolidation, merger or sale of assets.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

The net proceeds from the issuance and sale of the Notes were approximately $394.7 million after deducting the underwriting discounts and commissions and offering expenses. The net proceeds from this offering were and will be used for working capital and general corporate purposes, and the termination and repayment of the obligations under its Previous Credit Agreements (as defined below) which were scheduled to expire on July 23, 2019 and December 29, 2017.

Credit Agreements

On July 23, 2014, the Company entered into a $500.0 million Credit Agreement with various lenders that provided for Magellan Rx Management, Inc. (a wholly owned subsidiary of Magellan) to borrow up to $250.0 million of revolving loans, with a sublimit of up to $70.0 million for the issuance of letters of credit for the account of the Company, and a term loan in an original aggregate principal amount of $250.0 million (the “2014 Credit Facility”). On December 2, 2015, the Company entered into an amendment to the 2014 Credit Facility under which Magellan Pharmacy Services, Inc. (a wholly owned subsidiary of Magellan) became a party to the $500.0 million Credit Agreement as the borrower and assumed all of the obligations of Magellan Rx Management, Inc. Under the 2014 Credit Facility, on September 30, 2014, the Company completed a draw-down of the $250.0 million term loan (the “2014 Term Loan”). The 2014 Credit Facility was scheduled to mature on July 23, 2019. Upon consummation of the Refinancing (as defined below) on September 22, 2017, the 2014 Credit Facility was terminated. During the period the 2014 Term Loan was outstanding, from January 1, 2017 through September 22, 2017, the weighted average interest rate was approximately 2.634 percent.

On June 27, 2016, the Company entered into a $200.0 million Credit Agreement with various lenders that provided for a $200.0 million term loan (the “2016 Term Loan”) to Magellan Pharmacy Services, Inc. (the “2016 Credit Facility”). The 2016 Credit Facility was guaranteed by substantially all of the non-regulated subsidiaries of the Company and was scheduled to mature on December 29, 2017. Upon consummation of the Refinancing (as defined below) on September 22, 2017, the 2016 Credit Facility was terminated. During the period the 2016 Term Loan was outstanding, from January 1, 2017 through September 22, 2017, the weighted average interest rate was approximately 2.390 percent.

On January 10, 2017, the Company entered into a Credit Agreement with various lenders that provided for a $200.0 million delayed draw term loan (the “2017 Term Loan”) to Magellan Pharmacy Services, Inc. (the “2017 Credit Facility”). The 2017 Credit Facility was guaranteed by substantially all of the non-regulated subsidiaries of the Company and was scheduled to mature on December 29, 2017. Upon consummation of the Refinancing (as defined below) on September 22, 2017, the 2017 Credit Facility was terminated. During the period the 2017 Term Loan was outstanding, from January 1, 2017 through September 22, 2017, the weighted average interest rate was approximately 2.691 percent.

On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). The 2017 Credit Agreement is scheduled to mature on September 22, 2022.

The proceeds from the 2017 Credit Agreement were and will be used for (a) working capital and general corporate purposes of the Company and its subsidiaries, including investments and the funding of acquisitions, (b) the repayment of all outstanding loans and other obligations (and the termination of all commitments) under the 2014 Credit Facility, 2016 Credit Facility and 2017 Credit Facility (collectively, the “Previous Credit Agreements”) (the termination and repayment of the obligations under the Previous Credit Agreements, collectively, the “Refinancing”) and (c) payment of fees and expenses incurred in connection with (i) the entering into the 2017 Credit Agreement and related documents and the incurrence of loans and issuance of letters of credit thereunder and (ii) the consummation of the Refinancing. Upon consummation of the Refinancing, the Previous Credit Agreements were terminated.

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. During the period the term loan was outstanding, from September 22, 2017 through September 30, 2017, the weighted average interest rate was approximately 2.740 percent.

On July 13, 2017, in connection with the Company’s pending acquisition of SWH Holdings, Inc. (“SWH”), the Company secured committed financing for up to $400.0 million at closing under a bridge facility (“SWH Bridge Facility”).

As of September 30, 2017, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2017—$4.4 million; 2018—$17.5 million; 2019—$17.5 million; 2020—$17.5 million; 2021—$17.5 million; and 2022—$275.6 million. The Company had $33.7 million and $5.0 million of letters of credit outstanding issued under credit facilities at December 31, 2016 and September 30, 2017, respectively. Beginning in April 2016, due to the timing of working capital needs, the Company had periodically borrowed from the revolving loan under the 2014 Credit Facility. The revolving loan borrowings had been in the form of Eurodollar rate loans and totaled $175.0 million at December 31, 2016, which were settled during the period from January 1, 207 through September 22, 2017. At September 30, 2017, the Company had no revolving loan borrowings, resulting in a borrowing capacity of $395.0 million under the 2017 Credit Agreement. Included in long-term debt and capital lease obligations as of December 31, 2016 and September 30, 2017 are deferred loan issuance costs of $1.4 million and $8.3 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had $21.5 million of letters of credit outstanding at September 30, 2017 under the L/C Agreement.

Capital Lease Obligations

There were $26.0 million and $23.8 million of capital lease obligations at December 31, 2016 and September 30, 2017, respectively. The Company’s capital lease obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment.

Redeemable Non‑Controlling Interest

As of September 30, 2017, the Company held an equity interest of approximately 84% in AlphaCare Holdings. The other shareholders of AlphaCare Holdings have the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, the Company has the right to purchase all remaining shares. Non‑controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non‑controlling interests. Redeemable non‑controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders’ equity on the Company’s consolidated balance sheet at the greater of the initial carrying amount adjusted for the non‑controlling interest’s share of net income or loss or its redemption value. The carrying value of the non‑controlling interest as of December 31, 2016 and September 30, 2017 was $4.8 million and $4.7 million, respectively. The $(0.1) million decrease in carrying value is a result of operating losses. The Company evaluates the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company adjusts the carrying amount of the non‑controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non‑controlling interest. The Company will reflect redemption value adjustments in the earnings per share (“EPS”) calculation if redemption value is in excess of the carrying value of the non‑controlling interest. As of September 30, 2017, the carrying value of the non‑controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company elected to early adopt ASUs 2016-09 and 2016-18 effective for the fiscal year ended December 31, 2016 and applied them retrospectively. Adoption of these standards resulted in a net reduction to the Company’s cash flows of $78.4 million for the nine months ended September 30, 2016. In addition, as a result of the adoption of ASU 2016-09, the diluted weighted average shares outstanding as of September 30, 2016 have been adjusted. There was no impact to the net income per common share – diluted.

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Numerator:
Net income attributable to Magellan	$25,509	$32,451	$42,704	$55,698
Denominator:
Weighted average number of common shares outstanding—basic	23,052	23,282	23,394	23,135
Common stock equivalents—stock options (1)	226	572	287	485
Common stock equivalents—RSAs (1)	696	483	647	461
Common stock equivalents—RSUs (1)	29	61	28	46
Common stock equivalents—PSUs (1)	2	162	23	111
Common stock equivalents—employee stock purchase plan	4	3	3	3
Weighted average number of common shares outstanding—diluted (1)	24,009	24,563	24,382	24,241
Net income attributable to Magellan per common share—basic	$1.11	$1.39	$1.83	$2.41
Net income attributable to Magellan per common share—diluted	$1.06	$1.32	$1.75	$2.30

(1)

During 2016, the Company early adopted ASU 2016-09. As a result, the common stock equivalents and diluted weighted average common shares outstanding as of September 30, 2016 have been adjusted. There was no impact to net income per common share – diluted.

The weighted average number of common shares outstanding for the nine months ended September 30, 2016 and 2017 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the nine months ended September 30, 2016 and 2017 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 1.8 million and 1.2 million options for the three and nine months ended September 30, 2016, respectively, and 0.4 million and 0.6 million for the three and nine months ended September 30, 2017, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

NOTE C—Business Segment Information

The accounting policies of the Company’s segments are the same as those described in Note A—“General.” The Company evaluates performance of its segments based on profit or loss from operations before stock compensation

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2016
Managed care and other revenue	$690,572	$61,106	$(89)	$751,589
PBM and dispensing revenue	—	570,231	(29,688)	540,543
Cost of care	(480,243)	—	—	(480,243)
Cost of goods sold	—	(538,113)	28,440	(509,673)
Direct service costs and other	(152,992)	(66,475)	(9,627)	(229,094)
Stock compensation expense (1)	2,267	5,368	1,541	9,176
Changes in fair value of contingent consideration (1)	313	—	—	313
Less: non-controlling interest segment profit (loss) (2)	(189)	—	(5)	(194)
Segment profit (loss)	$60,106	$32,117	$(9,418)	$82,805

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2017
Managed care and other revenue	$769,451	$65,131	$(224)	$834,358
PBM and dispensing revenue	—	618,178	(33,130)	585,048
Cost of care	(569,306)	—	—	(569,306)
Cost of goods sold	—	(575,327)	31,645	(543,682)
Direct service costs and other	(143,550)	(74,976)	(8,846)	(227,372)
Stock compensation expense (1)	2,623	5,680	2,020	10,323
Changes in fair value of contingent consideration (1)	(834)	—	—	(834)
Less: non-controlling interest segment profit (loss) (2)	789	—	(1)	788
Segment profit (loss)	$57,595	$38,686	$(8,534)	$87,747

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2016
Managed care and other revenue	$1,947,470	$180,658	$(217)	$2,127,911
PBM and dispensing revenue	—	1,535,864	(90,276)	1,445,588
Cost of care	(1,410,403)	—	—	(1,410,403)
Cost of goods sold	—	(1,448,699)	86,637	(1,362,062)
Direct service costs and other	(418,574)	(191,402)	(25,651)	(635,627)
Stock compensation expense (1)	6,737	16,338	4,498	27,573
Changes in fair value of contingent consideration (1)	383	127	—	510
Impairment of intangible assets (1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss) (2)	(1,325)	—	(16)	(1,341)
Segment profit (loss)	$131,738	$92,886	$(24,993)	$199,631

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2017
Managed care and other revenue	$2,190,097	$195,970	$(670)	$2,385,397
PBM and dispensing revenue	—	1,856,856	(98,085)	1,758,771
Cost of care	(1,634,624)	—	—	(1,634,624)
Cost of goods sold	—	(1,742,610)	93,940	(1,648,670)
Direct service costs and other	(428,432)	(225,782)	(26,016)	(680,230)
Stock compensation expense (1)	8,388	17,094	6,352	31,834
Changes in fair value of contingent consideration (1)	(631)	—	—	(631)
Less: non-controlling interest segment profit (loss) (2)	(56)	—	(3)	(59)
Segment profit (loss)	$134,854	$101,528	$(24,476)	$211,906

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Income before income taxes	$43,940	$44,975	$83,271	$84,838
Stock compensation expense	9,176	10,323	27,573	31,834
Changes in fair value of contingent consideration	313	(834)	510	(631)
Impairment of intangible assets	—	—	4,800	—
Non-controlling interest segment (profit) loss	194	(788)	1,341	59
Depreciation and amortization	26,885	28,189	77,472	82,896
Interest expense	3,038	7,663	6,780	16,711
Interest and other income	(741)	(1,781)	(2,116)	(3,801)
Segment Profit	$82,805	$87,747	$199,631	$211,906

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

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

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - September 30, 2017	204,881	75.42	15.5
	2,378,108		$140.7

The Company made additional open market purchases of 20,994 shares of the Company’s common stock at an aggregate cost of $1.8 million (excluding broker commissions) during the period from October 1, 2017 through October 27, 2017.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

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

As of September 30, 2017, the Company had a working capital receivable of $2.7 million.

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

The Company’s estimated fair values of Veridicus assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required. During the nine months ended September 30, 2017, the Company made net measurement period adjustments of $2.1 million to increase the goodwill related to the Veridicus acquisition. The measurement period adjustments included a decrease to the customer contracts identified intangible assets of $2.9 million, partially offset by other measurement period adjustments of $0.8 million.

NOTE F—Subsequent Events

Pursuant to the July 13, 2017 Agreement and Plan of Merger (“the SWH Agreement”), on October 31, 2017 the Company acquired (the “SWH Acquisition”) all of the outstanding equity interests of SWH Holdings, Inc. (“SWH”). SWH is a healthcare company focused on serving complex, high-risk populations, providing Medicare and Medicaid dual-eligible benefits to members in Massachusetts and New York.

As consideration for the Acquisition, Magellan Healthcare paid $400.0 million in cash, inclusive of a $10.0 million payment based on SWH’s Medicare plan in Massachusetts receiving a Centers for Medicare & Medicaid

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017

(Unaudited)

Services 2018 Star Rating of at least 4, subject to adjustments as provided in the SWH Agreement. The Company will report the results operations of SWH in it Healthcare segment.

On October 30, 2017, in order to fund the SWH Acquisition, the Company borrowed $135.0 million of the available revolving loans under the 2017 Credit Agreement. The Company did not need to draw on the SWH Bridge Facility to close the SWH Acquisition. The SWH Bridge Facility was terminated on October, 23, 2017.

The Company has received all regulatory approvals necessary for the merger (the “NY MLTC Merger”) of its existing New York managed long-term care (“NY MLTC”) plan, AlphaCare of New York, Inc. (“AlphaCare of NY”), and Senior Whole Health of New York, Inc., SWH’s NY MLTC plan. The Company plans to close on the NY MLTC Merger by year-end 2017 so as to more fully integrate its NY MLTC operations.

On October 25, 2017, minority shareholder of AlphaCare Holdings, Inc., the holding company for Alpha Care of NY, filed a lawsuit against the Company in U.S. District Court for the Eastern District of New York, alleging that the planned NY MLTC Merger is unfair to them. The complaint seeks an injunction, money damages and any other relief that the court deems appropriate. On October 26, 2017, the court denied the plaintiffs’ request for a temporary restraining order prohibiting the completion of the NY MLTC Merger. A further hearing for a preliminary injunction sought by the plaintiffs to prohibit the completion of the NY MLTC Merger is scheduled for December 4, 2017. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

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

•	the impact of healthcare reform legislation;
•	the Mental Health and Substance Abuse Benefit Parity Law and Regulations;
•	government regulation;
•	the Company’s participation in Medicare Part D is subject to government regulation;
•	the unauthorized disclosure of sensitive or confidential member or other information;
•	a breach or failure in the Company’s operational security systems or infrastructure, or those of third parties with which it does business;
•	the possible impact of additional regulatory scrutiny and liability associated with the Company’s Pharmacy Management segment;
•	the inability to realize the value of goodwill and intangible assets;
•	pending or future actions or claims for professional liability;
•	claims brought against the Company that either exceed the scope of the Company’s liability coverage or result in denial of coverage;
•	class action suits and other legal proceedings;
•	negative publicity;
•	the impact of governmental investigations;
•	the impact of varying economic and market conditions on the Company’s investment portfolio;
•	the state of the national economy and adverse changes in economic conditions; and
•	the impact to contingent consideration as a result of changes in operational forecasts and probabilities of payment.

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

The following tables summarize, for the periods indicated, revenues and covered lives for Healthcare by product classification and customer type (in thousands):

	Covered lives as of
	September 30, 2017
	Risk-based	ASO
Commercial
Behavioral(1)	14,394	11,266
Specialty	9,101	16,075
Government(2)	4,042	1,017

	Revenue for the nine months ended
	September 30, 2017
	Risk-based	ASO	Total
Commercial
Behavioral(1)	$302,650	$97,883	$400,533
Specialty	446,169	53,323	499,492
Government(2)	1,218,513	71,559	1,290,072
Total	$1,967,332	$222,765	$2,190,097

(1)	Includes revenues of $36.8 million from EAP services provided on a risk basis to health plans and employers with 10.7 million covered lives.
(2)	Includes revenues of $251.1 million from EAP services provided on a risk basis to federal governmental entities with 3.5 million covered lives.

During the nine months ended September 30, 2017, Pharmacy Management paid 21.6 million adjusted commercial network claims in its PBM business, 55.4 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90‑day and traditional mail claim. As of September 30, 2017, Pharmacy Management had a generic dispensing rate of 86.9 percent within its commercial PBM business and served 1.9 million commercial PBM members, 13.1 million members in its medical pharmacy management programs, and 27 states and the District of Columbia in its PBA business.

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2016
Managed care and other revenue	$690,572	$61,106	$(89)	$751,589
PBM and dispensing revenue	—	570,231	(29,688)	540,543
Cost of care	(480,243)	—	—	(480,243)
Cost of goods sold	—	(538,113)	28,440	(509,673)
Direct service costs and other	(152,992)	(66,475)	(9,627)	(229,094)
Stock compensation expense (1)	2,267	5,368	1,541	9,176
Changes in fair value of contingent consideration (1)	313	—	—	313
Less: non-controlling interest segment profit (loss) (2)	(189)	—	(5)	(194)
Segment profit (loss)	$60,106	$32,117	$(9,418)	$82,805

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2017
Managed care and other revenue	$769,451	$65,131	$(224)	$834,358
PBM and dispensing revenue	—	618,178	(33,130)	585,048
Cost of care	(569,306)	—	—	(569,306)
Cost of goods sold	—	(575,327)	31,645	(543,682)
Direct service costs and other	(143,550)	(74,976)	(8,846)	(227,372)
Stock compensation expense (1)	2,623	5,680	2,020	10,323
Changes in fair value of contingent consideration (1)	(834)	—	—	(834)
Less: non-controlling interest segment profit (loss) (2)	789	—	(1)	788
Segment profit (loss)	$57,595	$38,686	$(8,534)	$87,747

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2016
Managed care and other revenue	$1,947,470	$180,658	$(217)	$2,127,911
PBM and dispensing revenue	—	1,535,864	(90,276)	1,445,588
Cost of care	(1,410,403)	—	—	(1,410,403)
Cost of goods sold	—	(1,448,699)	86,637	(1,362,062)
Direct service costs and other	(418,574)	(191,402)	(25,651)	(635,627)
Stock compensation expense (1)	6,737	16,338	4,498	27,573
Changes in fair value of contingent consideration (1)	383	127	—	510
Impairment of intangible assets (1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss) (2)	(1,325)	—	(16)	(1,341)
Segment profit (loss)	$131,738	$92,886	$(24,993)	$199,631

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2017
Managed care and other revenue	$2,190,097	$195,970	$(670)	$2,385,397
PBM and dispensing revenue	—	1,856,856	(98,085)	1,758,771
Cost of care	(1,634,624)	—	—	(1,634,624)
Cost of goods sold	—	(1,742,610)	93,940	(1,648,670)
Direct service costs and other	(428,432)	(225,782)	(26,016)	(680,230)
Stock compensation expense (1)	8,388	17,094	6,352	31,834
Changes in fair value of contingent consideration (1)	(631)	—	—	(631)
Less: non-controlling interest segment profit (loss) (2)	(56)	—	(3)	(59)
Segment profit (loss)	$134,854	$101,528	$(24,476)	$211,906

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Income before income taxes	$43,940	$44,975	$83,271	$84,838
Stock compensation expense	9,176	10,323	27,573	31,834
Changes in fair value of contingent consideration	313	(834)	510	(631)
Impairment of intangible assets	—	—	4,800	—
Non-controlling interest segment (profit) loss	194	(788)	1,341	59
Depreciation and amortization	26,885	28,189	77,472	82,896
Interest expense	3,038	7,663	6,780	16,711
Interest and other income	(741)	(1,781)	(2,116)	(3,801)
Segment Profit	$82,805	$87,747	$199,631	$211,906

Quarter ended September 30, 2017 (“Current Year Quarter”), compared to the quarter ended September 30, 2016 (“Prior Year Quarter”)

Healthcare

Net Revenue

Net revenue related to Healthcare increased by 11.4 percent or $78.9 million. The increase in revenue is mainly due to higher membership and net favorable rate changes of $75.1 million, contracts implemented after (or during) the Prior Year Quarter of $55.2 million, net retroactive program changes in the Current Year Quarter of $6.2 million, the revenue impact of unfavorable prior period medical claims development recorded in the Current Year Quarter of $5.7 million, net program changes of $4.5 million and favorable retroactive rate adjustments in the Current Year Quarter of $2.8 million. These increases were partially offset by terminated contracts of $36.7 million, net revenue recorded for HIF fees in the Prior Year Quarter of $11.0 million, the revenue impact of unfavorable prior period medical claims development recorded in the Prior Year Quarter of $3.4 million, performance penalty in the Current Year Quarter of $1.8 million and other net unfavorable variances of $17.7 million (mainly profit share impact of favorable care trends).

Cost of Care

Cost of care increased by 18.5 percent or $89.1 million. The increase is mainly due to increased membership and higher care associated with net favorable rate changes of $62.0 million, new contracts implemented after (or during) the Prior Year Quarter of $48.4 million, net favorable prior period medical claims development recorded in the Prior Year Quarter of $9.6 million, net unfavorable prior period medical claims development recorded in the Current Year Quarter of $7.2 million, net retroactive program changes in the Current Year Quarter of $5.6 million and net program changes of $3.9 million. These increases were partially offset by terminated contracts of $29.5 million and care trends and other net favorable variances of $18.1 million. For our commercial contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 80.0 percent in the Prior Year Quarter to 87.6 percent in the Current Year Quarter, mainly due to unfavorable care trends and business mix. For our government contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 81.3 percent in the Prior Year Quarter to 83.3 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

Direct service costs decreased by 6.2 percent or $9.4 million, primarily due to the impact of terminated contracts and HIF fees in the Prior Year Quarter, partially offset by costs related to new business. Direct service costs decreased as a percentage of revenue from 22.2 percent in the Prior Year Quarter to 18.7 percent in the Current Year Quarter, mainly due to an increase in revenue from business growth, partially offset by terminated contracts.

Pharmacy Management

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 6.6 percent or $4.0 million. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $2.3 million, medical pharmacy revenue of $2.3 million and revenue for Veridicus acquired on December 13, 2016 of $1.3 million. These increases were partially offset by terminated contracts of $0.8 million and other net unfavorable variances of $1.1 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 8.4 percent or $47.9 million. This increase is primarily due to Medicare revenue of $56.2 million, revenue for Veridicus of $48.0 million, pharmacy MCO revenue of $8.3 million, new contracts implemented after (or during) the Prior Year Quarter of $8.0 million and an increase in government pharmacy revenue of $4.3 million. These favorable variances were partially offset by terminated contracts of $64.2 million, net decreased dispensing activity from existing customers of $8.3 million, decrease in pharmacy employer revenue of $3.4 million and other net unfavorable variances of $1.0 million.

Cost of Goods Sold

Cost of goods sold increased by 6.9 percent or $37.2 million. This increase is primarily due to an increase in Medicare of $55.8 million, cost for Veridicus of $44.4 million, an increase in pharmacy MCO of $7.7 million, new contracts implemented after (or during) the Prior Year Quarter of $7.2 million and an increase in government pharmacy of $4.2 million. These increases were partially offset by terminated contracts of $63.0 million, decrease in pharmacy employer of $10.5 million, net decreased dispensing activity from existing customers of $8.1 million and other net favorable variances of $0.5 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.4 percent in the Prior Year Quarter to 93.1 percent in the Current Year Quarter, mainly due to business mix.

Direct Service Costs

Direct service costs increased by 12.8 percent or $8.5 million, mainly due to the acquisition of Veridicus, contract implementation costs and ongoing costs to support new business. Direct service costs increased as a percentage of revenue from 10.5 percent in the Prior Year Quarter to 11.0 percent in the Current Year Quarter, mainly due to business mix and implementation costs to support business growth.

Corporate and Elimination

Net expenses related to Corporate, which includes eliminations, decreased by 3.7 percent or $0.4 million, primarily due to a decrease in discretionary benefits partially offset by an increase in stock and other compensation expense in the Current Year Quarter. As a percentage of revenue, corporate and elimination was 0.7 percent in the Current Year Quarter, which decreased slightly from the Prior Year Quarter.

Depreciation and Amortization

Depreciation and amortization expense increased by 4.9 percent or $1.3 million, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest Expense

Interest expense increased by $4.6 million, primarily due to an increase in interest rates, the amount of outstanding debt and the acceleration of loan costs due to the extinguishment of debt.

Interest Income

Interest income increased by $1.0 million, primarily due to higher yields and invested balances.

Income Taxes

The Company’s effective income tax rates were 42.4 percent and 26.1 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter is lower than the Prior Year Quarter mainly due to the suspension for 2017 of the non-deductible HIF fees, valuation allowance increases in 2016 with respect to losses at AlphaCare, and more significant tax deductions in 2017 in excess of recognized stock compensation expense.

The statutes of limitation regarding the assessment of 2013 federal and certain state and local income taxes expired during the Current Year Quarter. As a result, $1.7 million of tax contingency reserves recorded as of December 31, 2016 were reversed in the Current Year Quarter, of which $1.2 million is reflected as a discrete reduction to income tax expense and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Current Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

The statutes of limitation regarding the assessment of 2012 federal and certain state and local income taxes expired during the Prior Year Quarter. As a result, $1.6 million of tax contingency reserves recorded as of December 31, 2015 were reversed in the Prior Year Quarter, of which $1.1 million was reflected as a discrete reduction to income tax expense and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Prior Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Nine months ended September 30, 2017 (“Current Year Period”), compared to the nine months ended September 30, 2016 (“Prior Year Period”)

Healthcare

Net Revenue

Net revenue related to Healthcare increased by 12.5 percent or $242.6 million. The increase in revenue is mainly due to higher membership and net favorable rate changes of $194.8 million, contracts implemented after (or during) the Prior Year Period of $108.9 million, revenue for AFSC acquired July 1, 2016 of $92.3 million, net retroactive program changes recorded in the Current Year Period of $23.3 million, revenue for TMG acquired February 29, 2016 of $8.5 million, retroactive profit share in the Current Year Period of $3.3 million, favorable retroactive rate adjustments in the Current Year Period of $2.2 million and customer settlements in the Current Year

Period of $2.0 million. These increases were partially offset by terminated contracts of $106.9 million, net revenue recorded for HIF fees in the Prior Year Period of $32.4 million, net program changes of $16.6 million, the revenue impact of favorable prior period medical claims development recorded in the Current Year Period of $4.9 million, performance penalty in the Current Year Period of $4.1 million, favorable retroactive rate adjustments in the Prior Year Period of $3.3 million, the revenue impact of unfavorable prior period medical claims development recorded in the Prior Year Period of $3.4 million and other net unfavorable variances of $21.1 million (mainly profit share impact of favorable care trends).

Cost of Care

Cost of care increased by 15.9 percent or $224.2 million. The increase is mainly due to increased membership and higher care associated with net favorable rate changes of $153.8 million, new contracts implemented after (or during) the Prior Year Period of $104.2 million, care costs for AFSC of $77.5 million, net retroactive program changes recorded in the Current Year Period of $21.2 million and net favorable prior period medical claims development recorded in the Prior Year Period of $3.6 million. These increases were partially offset by terminated contracts of $84.5 million, net program changes of $14.2 million, favorable medical claims development for the Prior Year Period which was recorded after the Prior Year Period of $11.9 million, net favorable prior period medical claims development recorded in the Current Year Period of $8.4 million, customer settlements of $2.7 million and care trends and other net favorable variances of $14.4 million. For our commercial contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 82.7 percent in the Prior Year Period to 87.6 percent in the Current Year Period, mainly due to unfavorable care trends. For our government contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 84.4 percent in the Prior Year Period to 84.0 percent in the Current Year Period, mainly due to favorable care trends and business mix.

Direct Service Costs

Direct service costs increased by 2.4 percent or $9.9 million, primarily due to costs related to TMG and AFSC and contract implementation cost, partially offset by the impact of terminated contracts and HIF fees in the Prior Year Period. Direct service costs decreased as a percentage of revenue from 21.5 percent in the Prior Year Period to 19.6 percent in the Current Year Period, mainly due to an increase in revenue from business growth and acquisition activity, partially offset by terminated contracts and the acquisition of TMG and AFSC.

Pharmacy Management

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 8.5 percent or $15.3 million. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $6.3 million, medical pharmacy revenue of $4.2 million, revenue for Veridicus acquired on December 13, 2016 of $3.9 million, increased rebate revenue of $1.4 million and other net favorable variances of $1.9 million. These increases were partially offset by terminated contracts of $2.4 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 20.9 percent or $321.0 million. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $210.6 million, Medicare revenue of $176.6 million, revenue for Veridicus of $133.5 million, pharmacy employer revenue of $34.4 million, pharmacy MCO revenue of $20.6 million, government pharmacy revenue of $4.9 million and other net favorable variances of $2.3 million. These favorable variances were partially offset by terminated contracts of $251.0 million and net decreased dispensing activity from existing customers of $10.9 million.

Cost of Goods Sold

Cost of goods sold increased by 20.3 percent or $293.9 million. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $206.0 million, an increase in Medicare of $175.9 million, cost for Veridicus of $122.2 million, pharmacy employer of $22.7 million, an increase in pharmacy MCO of $19.0 million, government pharmacy of $4.9 million and other net unfavorable variances of $2.1 million. These increases were partially offset by terminated contracts of $246.7 million and net decreased dispensing activity from existing customers of $12.2 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.3 percent in the Prior Year Period to 93.8 percent in the Current Year Period, mainly due to business mix.

Direct Service Costs

Direct service costs increased by 18.0 percent or $34.4 million, mainly due to the acquisition of Veridicus, contract implementation costs and ongoing costs to support new business. Direct service costs decreased as a percentage of revenue from 11.2 percent in the Prior Year Period to 11.0 percent in the Current Year Period, mainly due to an increase in revenue from business growth and acquisition activity.

Corporate and Elimination

Net expenses related to Corporate, which includes eliminations, increased by 4.5 percent or $1.3 million, primarily due to an increase in stock and other compensation expense in the Current Year Period. As a percentage of revenue, corporate and elimination was 0.7 percent, which decreased slightly from the Prior Year Period.

Depreciation and Amortization

Depreciation and amortization expense increased by 7.0 percent or $5.4 million, primarily due to asset additions after the Prior Year Period and acquisition activity.

Interest Expense

Interest expense increased by $9.9 million primarily due to an increase in interest rates, the amount of outstanding debt and the acceleration of loan costs due to the extinguishment of debt.

Interest Income

Interest income increased by $1.7 million, primarily due to higher yields and invested balances.

Income Taxes

The Company’s effective income tax rates were 51.9 percent and 34.4 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Current Year Period is lower than the Prior Year Period mainly due the suspension for 2017 of the non-deductible HIF fees, valuation allowance increases in 2016 with respect to losses at AlphaCare, and more significant tax deductions in 2017 in excess of recognized stock compensation expense.

The statutes of limitation regarding the assessment of 2013 federal and certain state and local income taxes expired during the Current Year Period. As a result, $1.7 million of tax contingency reserves recorded as of December 31, 2016 were reversed in the Current Year Period, of which $1.2 million is reflected as a discrete reduction to income tax expense, and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Current Year Period and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

The statutes of limitation regarding the assessment of 2012 federal and certain state and local income taxes expired during the Prior Year Period. As a result, $1.6 million of tax contingency reserves recorded as of December 31, 2015 were reversed in the Prior Year Period, of which $1.1 million was reflected as a discrete reduction to income tax expense and $0.5 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in the Prior Year Period and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

Non‑GAAP Measures

The Company reports its financial results in accordance with GAAP, however the Company’s management also assesses business performance and makes business decisions regarding the Company’s operations using certain non‑GAAP measures. In addition to Segment Profit, as defined above, the Company also uses adjusted net income attributable to Magellan (“Adjusted Net Income”) and adjusted net income per common share attributable to Magellan on a diluted basis (“Adjusted EPS”). Adjusted Net Income and Adjusted EPS reflect certain adjustments made for acquisitions completed after January 1, 2013 to exclude non‑cash stock compensation expense resulting from restricted stock purchases by sellers, changes in the fair value of contingent consideration, amortization of identified acquisition intangibles, as well as impairment of identified acquisition intangibles. The Company believes these non‑GAAP measures provide a more useful comparison of the Company’s underlying business performance from period to period and are more representative of the earnings capacity of the Company. Non‑GAAP financial measures disclosed, such as Segment Profit, Adjusted Net Income and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following table reconciles Adjusted Net Income to net income attributable to Magellan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net income attributable to Magellan	$25,509	$32,451	$42,704	$55,698
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	5,105	4,960	14,217	14,718
Changes in fair value of contingent consideration	313	(834)	510	(631)
Amortization of acquired intangibles	6,649	8,424	17,938	25,189
Impairment of intangible assets, net of non-controlling interest	—	—	3,936	—
Tax impact	(4,254)	(4,605)	(12,203)	(14,372)
Adjusted Net Income	$33,322	$40,396	$67,102	$80,602

The following table reconciles Adjusted EPS to net income per common share attributable to Magellan—diluted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net income per common share attributable to Magellan—diluted	$1.06	$1.32	$1.75	$2.30
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	0.22	0.20	0.59	0.61
Changes in fair value of contingent consideration	0.01	(0.03)	0.02	(0.03)
Amortization of acquired intangibles	0.28	0.34	0.74	1.04
Impairment of intangible assets, net of non-controlling interest	—	—	0.16	—
Tax impact	(0.18)	(0.19)	(0.50)	(0.59)
Adjusted EPS	$1.39	$1.64	$2.76	$3.33

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

Interest Rate Risk.  Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement.  In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of September 30, 2017, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.  The Company reported net cash used by operating activities of $7.6 million for the Prior Year Period and net cash provided by operating activities of $112.7 million for the Current Year Period. The $120.3 million increase in operating cash flows from the Prior Year Period is attributable to favorable working capital changes and an increase in Segment Profit partially offset by increased tax payments between years.

The net favorable impact of working capital changes between periods totaled $112.6 million. For the Prior Year Period, operating cash flows were impacted by net unfavorable working capital changes of $166.0 million, which were largely attributable to an increase in accounts receivable, specifically related to our Medicare Part D business, payment of the HIF fee and contingent consideration payments of $91.7 million, of which $51.1 million is reflected as operating activities. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $53.4 million, a large portion of which was attributable to timing of discretionary bonus activity and an increase in accounts receivable related to our Medicare Part D business.

Segment Profit for the Current Year Period increased $12.3 million from the Prior Year Period. Tax payments for the Current Year Period totaled $45.8 million, which represents an increase of $4.6 million compared to the Prior Year Period.

Investing Activities.  The Company utilized $44.3 million and $42.7 million during the Prior Year Period and Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $9.8 million and $34.5 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $11.7 million and $31.0 million, respectively.

During the Prior Year Period the Company received net cash of $8.1 million from the net maturity of "available-for-sale" securities, with the Company using $21.2 million during the Current Year Period for the net purchase of "available-for-sale" securities. During the Prior Year Period, the Company used net cash of $111.4 million and $16.0 million for the acquisition of AFSC and TMG, respectively, partially offset by a working capital adjustment of $0.5 million related to the acquisition of 4D Pharmacy Management Systems, Inc. During the Current Year Period, the Company used net cash of $3.2 million related to investments in businesses and the acquisition of Veridicus.

Financing Activities.  During the Prior Year Period, the Company paid $106.8 million for the repurchase of treasury stock under the Company’s share repurchase program, $9.4 million on debt obligations and $4.2 million on capital lease obligations. The Company made a contingent consideration payment totaling $91.7 million, of which $40.6 million was related to financing activities. In addition, the Company received $290.0 million from the issuance of debt, $10.9 million from exercise of stock options, and had other net favorable items of $1.4 million.

During the Current Year Period, the Company paid $793.8 million on debt obligations, $15.5 million for the repurchase of treasury stock under the Company's share repurchase program, $8.5 million in debt issuance fees, $4.6 million on capital lease obligations and had other net unfavorable items of $0.4 million. In addition, the Company received $949.2 million from the issuance of debt and $28.3 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

Liquidity.  During the remainder of 2017, the Company will have estimated capital expenditures of between $22.3 million and $32.3 million. The Company may draw on the 2017 Credit Agreement as required to meet working capital needs associated with the timing of receivables and payables, fund share repurchases or support acquisition activities. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance the Company will not experience any such losses in the future.

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

Off‑Balance Sheet Arrangements.  As of September 30, 2017, the Company has no material off‑balance sheet arrangements.

Credit Agreement.    On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). The 2017 Credit Agreement is scheduled to mature on September 22, 2022. See Note A—“General” for more information on the 2017 Credit Agreement.

Restrictive Covenants in Debt Agreements.  The 2017 Credit Agreement contain covenants that potentially limit management’s discretion in operating the Company’s business by, in certain circumstances, restricting or limiting the Company’s ability, among other things, to:

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement pursuant to its terms, would result in an event of default under the 2017 Credit Agreement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of September 30, 2017, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.  Controls and Procedures.

a) The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) under the Exchange Act), as of September 30, 2017. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

b) Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. Pursuant to this program, the Company made open market purchases during the three months ended September 30, 2017 as follows (approximate dollar value of shares that may yet be purchased under the plan is reflected in millions):

	Total number	Average	Total Number of Shares	Approximate Dollar Value of
	of Shares	Price Paid	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share(1)	Announced Plans or Programs	Purchased Under the Plans(1)(2)
July 1 - 31, 2017	18,004	$73.98	18,004	$68.1
August 1-31, 2017	67,668	77.05	67,668	62.9
September 1-30, 2017	43,028	82.12	43,028	59.4
	128,700		128,700

The Company made additional open market purchases of 20,994 shares of the Company’s common stock at an aggregate cost of $1.8 million (excluding broker commissions) during the period from October 1, 2017 through October 27, 2017.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

Exhibit Index

Exhibit Number	Description of Exhibit
1.1

Underwriting Agreement, dated September 15, 2017, among Magellan Health, Inc., as issuer, and J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein, which was filed as Exhibit 1.1 to the Company’s current report on Form 8-K, which was filed on September 18, 2017.

4.1

Base Indenture, dated as of September 22, 2017, between the Company, as issuer and U.S. Bank National Association, as trustee, which was filed as Exhibit 4.1 to the Company’s current report on Form 8-K, which was filed on September 25, 2017.

4.2

First Supplemental Indenture, dated September 22, 2017, between the Company, as issuer and U.S. Bank National Association, as trustee, which was filed as Exhibit 4.2 to the Company’s current report on Form 8-K, which was filed on September 25, 2017.

4.3

Form of Global Note for the 4.400% Senior Notes due 2024 (included as an exhibit to Exhibit 4.2), which was filed as Exhibit 4.3 to the Company’s current report on Form 8-K, which was filed on September 25, 2017.

4.4

Credit Agreement dated as of September 22, 2017, among the Company, as borrower, BTMU, JPMorgan Chase Bank, N.A., Compass Bank (d/b/a BBVA Compass), U.S. Bank National Association and Wells Fargo Securities, LLC as co-syndication agents, BTMU as administrative agent and the lenders party thereto from time to time, which was filed as Exhibit 4.4 to the Company’s current report on Form 8-K, which was filed on September 25, 2017.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2017	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)