Form 10-K
period 2017-12-31
MAGELLAN HEALTH INC
filed 2018-03-01
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of the Ordinary Common Stock (“common stock”) held by non‑affiliates of the registrant based on the closing price on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.7 billion.

The number of shares of Magellan Health, Inc.’s common stock outstanding as of February 23, 2018 was 24,324,140.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10‑K.

MAGELLAN HEALTH, INC.

REPORT ON FORM 10‑K

For the Fiscal Year Ended December 31, 2017

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

Item 1.    Business

Magellan Health, Inc. (“Magellan”) is a leader within the healthcare management business, and is focused on delivering innovative specialty solutions for the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits, and other specialty carve-out areas of healthcare. The Company develops innovative solutions that combine advanced analytics, agile technology and clinical excellence to drive better decision making, positively impact members’ health outcomes and optimize the cost of care for the customers we serve. The Company provides services to health plans and other managed care organizations (“MCOs”), employers, labor unions, various military and governmental agencies and third party administrators (“TPAs”). Magellan operates three segments: Healthcare, Pharmacy Management and Corporate. In this report, references to the “Company” include Magellan and its subsidiaries. Magellan was incorporated in 1969 under the laws of the State of Delaware.

Healthcare

The Healthcare segment (“Healthcare”) is broken down into two reporting units – Commercial and Government.

The Commercial reporting unit’s customers include health plans, accountable care organizations (“ACOs”), and employers for whom Magellan provides carve-out management services for behavioral health, employee assistance plans (“EAP”), and other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac, and physical medicine. These management services are applied to a health plan’s or ACO’s entire book of business including commercial, Medicaid and Medicare members or targeted complex populations basis.

The Government reporting unit contracts with local, state and federal governmental agencies to provide services to recipients under Medicaid, Medicare and other government programs. Currently these management services include behavioral health and EAP. The management of total medical cost, as well as long term support services, for special populations is delivered through Magellan Complete Care (“MCC”). These special populations include individuals with

1

serious mental illness (“SMI”), dual eligibles, aged, blind and disabled (“ABD”) and other populations with unique and often complex healthcare needs.

Magellan’s coordination and management of these healthcare and long term support services are provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals, skilled nursing facilities, home care agencies and ancillary service providers. This network of credentialed providers is integrated with clinical and quality improvement programs to improve access to care and enhance the healthcare experience for individuals in need of care, while at the same time making the cost of these services more affordable for our customers. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non‑medical counseling under certain government contracts.

The Company provides its Healthcare management services primarily through: (i) risk‑based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, or  (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume full responsibility for the cost of the treatment services, in exchange for an administrative fee and, in some instances, a gain share.

Pharmacy Management

The Pharmacy Management segment (“Pharmacy Management”) is comprised of products and solutions that provide clinical and financial management of pharmaceuticals paid under both the medical and the pharmacy benefit. Pharmacy Management’s services include: (i) pharmacy benefit management (“PBM”) services; (ii) pharmacy benefit administration (“PBA”) for state Medicaid and other government sponsored programs; (iii) pharmaceutical dispensing operations; (iv) clinical and formulary management programs; (v) medical pharmacy management programs; and (vi) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement.

These services are available individually, in combination, or in a fully integrated manner. The Company markets its pharmacy management services to health plans, employers, third party administrators, managed care organizations, state governments, Medicare Part D, and other government agencies, exchanges, brokers and consultants. In addition, the Company will continue to upsell its pharmacy products to its existing customers and market its pharmacy solutions to the Healthcare customer base.

Pharmacy Management contracts with its customers for services using risk‑based, gain share or ASO arrangements. In addition, Pharmacy Management provides services to the Healthcare segment for its MCC business.

Corporate

This segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company.

See Note 10—“Business Segment Information” to the consolidated financial statements for certain segment financial data relating to our business set forth elsewhere herein.

Recent Acquisitions

Healthcare Acquisitions

In recent years, the Company has expanded its Healthcare segment with various acquisitions. The acquisitions of AlphaCare Holdings, Inc. (“AlphaCare Holdings”) in 2013, The Management Group, LLC (“TMG”) in 2016, Armed Forces Services Corporation (“AFSC”) in 2016 and SWH Holdings, Inc. (“SWH”) in 2017 expanded the Company’s government reporting unit.

Pharmacy Management Acquisitions

In recent years, the Company has expanded its Pharmacy Management segment with various acquisitions. The acquisitions of Partners Rx Management, LLC (“Partners Rx”) in 2013, 4D Pharmacy Management Systems, Inc. (“4D”) in 2015 and Veridicus Holdings, LLC (“Veridicus”) in 2016 expanded the Company’s presence in the PBM market. The Company expanded its formulary management programs with the acquisition of CDMI, LLC (“CDMI”) in 2014.

Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), total U.S. healthcare spending was projected to have increased 5.4 percent to nearly $3.5 trillion in 2017, representing approximately 18.3 percent of the gross domestic product. With the uncertain economic environment, rising healthcare costs, increased fiscal pressures on federal and state governments and the uncertainty around the full implementation of healthcare reform, healthcare spending will continue to be one of the greatest pressing issues for the American public and government agencies. The rapidly evolving clinical and technological environment demands the expertise of specialized healthcare management services to provide both high‑quality and affordable care.

Business Strategy

The Company is focused on delivering innovative specialty management solutions for the fastest growing, most complex health areas. Magellan seeks to grow its business through the following strategic initiatives:

Expanding integrated management services provided to special populations through Magellan Complete Care.  The Company, through Magellan Complete Care, will grow the clinically integrated management of complex special populations. Magellan believes its significant Medicaid, behavioral health and pharmacy experience will enable it to further develop and market programs to manage these special populations, utilizing the Company’s unique expertise to improve health outcomes for members served and lower costs for our customers. The Company continues to invest in special population management capabilities and may enter into partnerships, joint ventures or acquisitions that facilitate this effort.

Continuous innovation and opportunistic expansion upon the current suite of carve-out management services for our Commercial Healthcare customers.  Magellan will continue to be a consultative partner with our customers to provide quality outcomes and appropriate care by leveraging our clinical expertise, provider networks, claims and customer service.

Expanding the Pharmacy Management business with continued focus on specialty drugs.  With advances in specialty drugs driving the majority of pharmaceutical cost increases, our foundation as an industry leader in specialty drug management uniquely positions us to deliver programs across all aspects of drug spend – traditional drugs, as well as specialty drugs paid under both the medical and pharmacy benefits. Our value based strategies are designed to support the 2-3% of patients driving the majority of spend through advanced analytics, high-touch clinical programs and comprehensive specialty drug solutions centered around complex conditions.

The Company’s pharmacy management programs seek to grow through both new customer acquisition and expansion of services to existing customers. We seek to continue growing our comprehensive PBM client base. In addition, we will leverage our specialty drug management expertise to grow our carve-out pharmacy programs, including formulary management and medical pharmacy, targeting health plans and employers. We also remain focused on retention and expansion of state Medicaid PBA business.

Customer Contracts

The Company’s contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer’s option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many of the Company’s contracts are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 30 and 180 days) or upon the occurrence of other specified events. In addition, the Company’s contracts with federal, state and local governmental agencies generally are conditioned on legislative appropriations. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company’s contracts for managed healthcare and specialty solutions services generally provide for payment of a per member per month fee to the Company. See “Risk Factors—Risk‑Based Products” and “—Reliance on Customer Contracts.”

The Company provides behavioral healthcare management and other related services to members in the state of Florida pursuant to contracts with the State of Florida (the “Florida Contracts”). The Florida Contracts generated net revenues that exceeded, in aggregate, ten percent of net revenues for the consolidated Company for the years ended December 31, 2016 and 2017, respectively.

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

Provider Network

The Company’s managed behavioral healthcare services, integrated healthcare services and EAP treatment services are provided by a contracted network of third‑party providers, including physicians, psychiatrists, psychologists, other behavioral and physical health professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company’s network consists of approximately 190,000 healthcare providers, including facility locations, providing various levels of care nationwide. The Company’s network providers are almost exclusively independent contractors located throughout the local areas in which the Company’s customers’ beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company’s personnel are available to assist them with consultation and other needs.

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

The Company also has a national network of contracted retail pharmacies which is offered to its pharmacy benefit management customers.  We contract with and manage these pharmacies to optimize drug cost and member access to fill covered prescriptions.  Pharmacies can work with us both electronically and telephonically at the point of service for member eligibility, claim adjudication and member cost share, if applicable.

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

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one‑year period from June 17, 2017 to June 17, 2018. The general liability policy is written on an “occurrence” basis, subject to a $0.05 million per claim un‑aggregated self‑insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims‑made” basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un‑aggregated self‑insured retention for managed care errors and omissions liability, and a $0.05 million per claim un‑aggregated self‑insured retention for professional liability.

The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one‑year term for the period June 17, 2017 to June 17, 2018. The general liability policy is written on an “occurrence” basis and the professional liability policy is written on a “claims‑made” basis, subject to a $0.05 million per claim and $0.25 million aggregated self‑insured retention.

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

Regulation

General

The Company’s operations are subject to extensive and evolving state and federal laws and regulation in the jurisdictions in which we do business. This includes applicable federal and state laws and regulations in connection with its role in providing pharmacy benefit management; behavioral health benefit management; radiology benefit management; utilization review; customer employee benefit plan services; pharmacy; healthcare services; Medicaid; Medicare; health insurance, and laws and regulations impacting its federal government contracts. Regulation of the healthcare industry as well as government contracting is constantly evolving, with new legislative enactments and regulatory initiatives at the state and federal levels being implemented on a regular basis. Consequently, it is possible that a court or regulatory agency may take a position under existing or future laws or regulations, or as a result of a change in the interpretation thereof that such laws or regulations apply to the Company in a different manner than the Company believes such laws or regulations apply. In addition, existing laws and regulations may be repealed or modified. Such changes may require significant alterations to the Company’s business operations in order to comply with such laws or regulations, or interpretations thereof. Expansion of the Company’s business to cover additional geographic areas, to serve different types of customers, to provide new services or to commence new operations could also subject the Company to additional licensure requirements and/or regulation. Failure to comply with applicable regulatory requirements could have a material adverse effect on the Company.

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

The Company has a group practice providing case management services to certain customers. The clinicians in the practice are licensed where they are practicing.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Other Privacy Regulation

HIPAA promulgated standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. Confidentiality and patient privacy requirements are particularly strict in the Company’s behavioral managed care business.

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

The federal healthcare Anti‑Kickback Statute (the “Anti‑Kickback Statute”) prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and “safe harbors,” any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded healthcare programs, or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole, or in part, under Medicare, Medicaid, TRICARE or other federally funded healthcare programs. Sanctions for violating the Anti‑Kickback Statute may include imprisonment, criminal and civil fines and exclusion from participation in the federally funded healthcare programs. The Anti‑Kickback Statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”), the Department of Health and Human Services (“DHHS”) and other administrative bodies.

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

The Company is subject to certain provisions of the Deficit Reduction Act of 2005 (the “Act”). The Act requires entities that receive $5 million or more in annual Medicaid payments to establish written policies that provide detailed information about the Federal Civil False Claims Act and the remedies thereunder, as well as any state laws pertaining to civil or criminal penalties for false claims and statements, the “whistleblower” protections afforded under such laws, and the role of such laws in preventing and detecting fraud, waste and abuse. The Company is also subject to The Dodd‑Frank Wall Street Reform and Consumer Protection Act (“Dodd‑Frank”). Under the law, those with independent knowledge of a financial fraud committed by a business required to report to the U.S. Securities and Exchange Commission (“SEC”) or the U.S. Commodity Futures Trading Commission (“CFTC”) may be entitled to a percentage of the money recovered. Included in Dodd‑Frank are provisions which protect employees of publicly traded companies from retaliation for reporting securities fraud, fraud against shareholders and violation of the SEC rules/regulations. Dodd‑Frank also amends the Sarbanes‑Oxley Act (“SOX”) and Federal Civil False Claims Act to expand their whistleblower protections.

Many states have laws and/or regulations similar to the federal fraud, waste and abuse laws described above. Sanctions for violating these laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. The Company has a corporate compliance and ethics program, policies and procedures and internal controls in place designed to ensure that the Company conducts business appropriately. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations and that any such challenge would not have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Mental Health Parity

The Paul Wellstone and Pete Domenici Mental Health Parity Act of 2008 (“MHPAEA”) establishes parity in financial requirements (e.g., co‑pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This law does not require coverage for mental health or substance abuse disorders, but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. Under the ACA, non‑grandfathered individual and small group plans (both on and off of the Health Insurance Exchange) are required to provide mental health and substance abuse disorder benefits as essential health benefits. These mandated benefits under the ACA must be provided at parity in these plans. Under the ACA, grandfathered individual plans are required to comply with parity if they offer behavioral health benefits. Grandfathered small group plans are exempt from requirements to provide essential health benefits and parity requirements. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children’s Health Insurance Program (“SCHIP”) plans. On November 13, 2013 the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Final Rules on the MHPAEA (“Final Rules”). The Final Rules include some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non‑quantitative treatment limitations, and prohibiting separate but equal deductibles. The Company believes it is in compliance with these requirements.  In March 2016, CMS promulgated a final rule on the application of parity to Medicaid Managed Care Plans, CHIP, and alternative benefit plans. Compliance with this rule was required on or after October 2, 2017.  The Company has been working with our state Medicaid customers on compliance with these rules.  On December 7, 2016, the Congress adopted the Twenty-First Century Cures Act, which codified some concepts in the Final Rules. The Company’s risk contracts allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

Health Care Reform

The ACA is a broad and sweeping piece of legislation creating numerous changes in the healthcare regulatory environment. Some of the regulations interpreting the ACA, most notably the Medical Loss Ratio regulations, the Internal Claims and Appeals and External Review Processes Regulations, and Health Insurance Exchanges have an impact on the Company and its business. Others, such as the regulation on dependent coverage to age 26 and coverage of preventative health services, could impact the nature of the members that we serve and the utilization rates. Medicaid expansion under the ACA has had some impact on the Company’s Medicaid business. The Company has customers that are participating in the state and federal Health Insurance Exchanges. The Company has taken necessary steps to support our customers in their administration of these plans.

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

On May 6, 2016, CMS published final regulations that significantly modified the existing federal Medicaid Managed Care and the SCHIP regulations. On June 30, 2017, CMS issued an Informational Bulletin regarding the applicable effective/compliance dates for the new Medicaid Managed Care and the SCHIP regulations. Magellan is working respectively with state Medicaid agencies and Medicaid Managed Care Plans (our Medicaid customers) to ensure ongoing compliance with those sections of the regulations that are specified as effective based on the determination made by the applicable state Medicaid agency.

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

Medicare Laws and Regulations

The Company is contracted with CMS as a Medicare Advantage Organization (“MAO”) and Prescription Drug Plan (“PDP”) to provide health services and prescription drug benefits to Medicare beneficiaries. The regulations and contractual requirements applicable to the Company and other participants in Medicare programs are complex and subject to change. CMS regularly audits its contractors’ performance to determine compliance with contracts and CMS regulations, and to assess the quality of services provided to Medicare beneficiaries. CMS penalties for noncompliance include premium refunds, civil monetary penalties, prohibiting a company from continuing to market and/or enroll members in the company’s Medicare products, exclusion from participation in federally funded healthcare programs and other sanctions. In July 2017 CMS issued a civil monetary penalty against one of the Company’s subsidiaries for non-compliance with a contractual standard outlined in its Part D contract. In February 2018 CMS issued civil monetary penalties against this subsidiary for deficiencies cited as a result of CMS audits conducted in the 2nd and 3rd quarters of 2017. These penalties do not have a material impact on the Company nor its Part D business. The Company is also subcontractor to health plans that are MAOs and PDPs. In the Company’s capacity as a subcontractor with these health plans, the Company administers benefits to Medicare beneficiaries and is indirectly subject to certain federal laws and regulations as well as contractual requirements pertaining to the operation of this business. If the CMS or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, CMS or the health plan customer may require the Company to cease these activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a health plan will not terminate the Company’s business relationships insofar as they pertain to these services.

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

Other Federal and State Laws and Regulations

Federal Laws and Regulations affecting Procurement.  The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, AFSC, conducts business with federal agency customers and federal contractors to such agencies. The Company is currently in the process of conducting an investigation into matters relating to compliance by AFSC with Small Business Administration (“SBA”) regulations and other federal laws applicable to government contractors, and the Company intends to make its findings available to the SBA during and upon concluding the investigation. The results of this investigation may give rise to contingencies, if any, that could require us to record balance sheet liabilities or accrue expenses, the amounts of which we are not able to currently estimate. For 2017 AFSC’s total revenue comprised approximately 3% of the total revenues of the Company.

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

State PBM Regulation.  States continue to introduce broad legislation to regulate PBM activities. This legislation encompasses some of the services offered by the Company’s PBM business. Legislation in this area is varied and encompasses licensing, audit provisions, network access, recoupment of funds, submission of claims data to state all payor claims databases, potential fiduciary duties, pass through of cost savings and disclosure obligations, including the disclosure of information regarding the company’s maximum allowable cost pricing with pharmacies. In some circumstances, claims or inquiries against PBMs have been asserted under state consumer protection laws, which exist in most states. The Company has obtained licenses as necessary to support current business and future opportunities. The various state laws do not appear to have a material adverse effect on the Company’s pharmaceutical management business. However, the Company can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can the Company be certain that future regulations or interpretations of existing laws will not adversely affect its business.

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

Regulation of Controlled Substances.  The Company’s pharmacies must register with the United States Drug Enforcement Administration (the “DEA”) and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires the Company to comply with the DEA’s security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority and in some states drug database reporting requirements.

Employees of the Registrant

At December 31, 2017, the Company had approximately 10,700 full‑time and part‑time employees.

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

Substantially all of the Company’s net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company’s most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company’s ten largest customers accounted for approximately 50.0 percent, 43.9 percent and 40.3 percent of the Company’s net revenue in the years ended December 31, 2015, 2016 and 2017, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company’s net revenue and have a material adverse effect on the Company’s liquidity, profitability and financial condition. See Note 2—“Summary of Significant Accounting Policies—Significant Customers” to the consolidated financial statements set forth elsewhere herein for a discussion of the Company’s significant customers.

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

The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as “risk‑based contracts” or “risk‑based products,” which include EAP services. These arrangements provided 58.8 percent, 49.1 percent and 49.6 percent of the Company’s net revenue in the years ended December 31, 2015, 2016 and 2017, respectively.

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

A portion of the Company’s net revenues are derived, directly or indirectly, from governmental agencies, including state Medicaid programs. Contract rates vary from state to state, are subject to periodic negotiation and may limit the Company’s ability to maintain or increase rates. The Company is unable to predict the impact on the Company’s operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general. Future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect on the Company (See “Reliance on Customer Contracts”). In addition, the Company’s contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, generally are conditioned upon financial appropriations by one or more governmental agencies, especially in the case of state Medicaid programs. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company faces increased risks in this regard as state budgets have come under increasing pressure. Finally, some of the Company’s contracts with federal, state and local governmental agencies, under both direct contract and subcontract arrangements, require the Company to perform additional services if federal, state or local laws or regulations imposed after the contract is signed so require, in exchange for additional compensation, to be negotiated by the parties in good faith. Government and other third‑party payors generally seek to impose lower contract rates and to renegotiate reduced contract rates with service providers in a trend toward cost control.

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

The Indenture contains certain covenants which restrict the Company’s ability to, among other things, create liens on its and its subsidiaries’ assets; engage in sale and lease-back transactions; and engage in a consolidation, merger or sale of assets.

On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). The 2017 Credit Agreement is scheduled to mature on September 22, 2022.

The 2017 Credit Agreement contains covenants that limit management’s discretion in operating the Company’s business by restricting or limiting the Company’s ability, among other things, to:

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

These restrictions could adversely affect the Company’s ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest. The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement, pursuant to its terms, would result in an event of default.

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

Noncompliance With Regulations—Noncompliance with regulations may have a material adverse effect on the Company’s business, financial condition and results of operations, including from monetary or criminal liabilities and penalties, investigations or regulatory actions, additional compliance requirements, heightened governmental scrutiny, or exclusion from participating in government programs.

Extensive laws and regulation are applicable to all of our business operations. Noncompliance by the Company with these laws and regulations may have a material adverse effect on the Company’s business, financial condition and results of operations.

Government investigations and allegations have become more frequent concerning possible violations of statutes and regulations by healthcare organizations. The Company also conducts its own investigations into these matters and may choose to self-report its findings to governmental agencies. Violations by the Company with certain laws and regulations may result in it being excluded from participating in government healthcare programs, subject to fines or penalties or required to repay amounts received from the government for previously billed services. In addition, alleged violations may result in litigation or regulatory action. A subsequent legal liability or a significant regulatory action against the Company could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, even if the Company ultimately prevails in any litigation, regulatory action or investigation, such litigation, regulatory action or investigation could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company also receives notifications from and engages in discussions with various government agencies concerning the Company’s businesses and operations. As a result of these contacts with regulators, the Company may, as appropriate, be required to implement changes to the Company’s operations, revise the Company’s filings with such agencies and/or seek additional licenses to conduct the Company’s business. The Company’s inability to comply with the various regulatory requirements may have a material adverse effect on the Company’s business.

Reference is made to information set forth under “Regulation—Other Federal and State Laws and Regulations” under Item 1 of this Report.

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

Our business requires us to securely store, process and transmit confidential, proprietary and other information in our operations. Security breaches may arise from computer hackers penetrating our systems to obtain personal information for financial gain, attempting to cause harm to our operations, or intending to obtain competitive information. Our systems are also subject to the attack of viruses, worms, and other malicious software programs. We maintain a comprehensive system of preventive and detective controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks. The costs to update our security protocols to mitigate a security breach could be significant. A breach or failure in our operational security systems may result in loss of data or an unauthorized disclosure of sensitive or confidential member or employee information and could result in significant penalties or fines, litigation, loss of customers, or significant damage to our reputation and business, which could adversely impact the Company’s financial condition and results of operations.

The Company faces additional regulatory risks associated with its Pharmacy Management segment which could subject it to additional regulatory scrutiny and liability and which could adversely affect the profitability of the Pharmacy Management segment in the future.

Various aspects of the Company’s Pharmacy Management segment are governed by federal and state laws and regulations. Pharmaceutical management services are provided by the Company to Medicaid and Medicare plans as well as commercial insurance plans. There has been enhanced scrutiny on federal programs and the Company must remain vigilant in ensuring compliance with the requirements of these programs. In addition, there are provisions of the ACA which may impact the Company’s business. For example, the ACA imposes transparency requirements on PBMs. PBMs have also increasingly become the target of federal and state litigation over alleged practices relating to prescription drug switching, soliciting, and receiving unlawful remuneration, handling rebates, and fiduciary duties, among others. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of the Company’s business. There are significant uncertainties involving the application of many of these legal requirements to the Company. Accordingly, the Company may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting its compliance practices, or modifying its business practices, in order to satisfy changing interpretations and regulatory policies. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which, if adopted, could adversely affect the Company’s business. See “Regulation” above.

Risks Related to Realization of Goodwill and Intangible Assets—The Company’s profitability could be adversely affected if the value of intangible assets is not fully realized.

The Company’s total assets at December 31, 2017 reflect goodwill of approximately $1.0 billion, representing approximately 34.0 percent of total assets. The Company completed its annual impairment analysis of goodwill as of October 1, 2017, noting that no impairment was identified.

At December 31, 2017, identifiable intangible assets (customer lists, contracts, provider networks and trade names) totaled approximately $268.3 million. Intangible assets are generally amortized over their estimated useful lives, which range from approximately one to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company’s business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self‑insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company’s potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2017, the Company had approximately $67.7 million of such bonds outstanding. The Company’s insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company’s insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company’s customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company’s programs, such indemnification may not be covered under the Company’s insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company’s alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company’s insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company’s profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

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

All of the Company’s investments are classified as “available‑for‑sale” and are carried at fair value. The Company’s available‑for‑sale investment securities were $327.9 million and represented 11.1 percent of the Company’s total assets at December 31, 2017.

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

Adverse Economic Conditions—Adverse changes in national economic conditions could adversely affect the Company’s business and results of operations.

Changes in national economic conditions could adversely affect the Company’s reimbursement from state Medicaid programs in its Healthcare segment. Adverse economic conditions could also adversely affect the Company’s customers in the Healthcare and Pharmacy Management segments resulting in increased pressures on the Company’s operating margins. In addition, economic conditions may result in decreased membership in the Healthcare and Pharmacy Management segments, thereby adversely affecting the revenues to the Company from such customers as well as the Company’s operating profitability.

Adverse economic conditions in the debt markets could affect the Company’s ability to refinance the Company’s existing Credit Agreement upon its maturity on acceptable terms, or at all.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company currently leases approximately 1.1 million square feet of office space comprising 71 offices in 28 states and the District of Columbia with terms expiring between February 28, 2018 and November 30, 2025. The Company’s principal executive offices are located in Scottsdale, Arizona, which lease expires in October 2019. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices. The Company has recorded reserves that, in the opinion of management, are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Ordinary Common Stock, $0.01 par value per share (“common stock”) have traded on the NASDAQ Stock Market under the symbol “MGLN.” For further information regarding the Company’s common stock, see Note 6—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein. The following tables set forth the high and low closing bid prices of the Company’s common stock as reported by the NASDAQ Stock Market for the years ended December 31, 2016 and 2017, as follows:

	Common Stock
	Sales Prices
	High	Low
2016
First Quarter	$68.31	$52.57
Second Quarter	71.57	62.42
Third Quarter	71.25	52.34
Fourth Quarter	76.80	49.90
2017
First Quarter	80.10	64.63
Second Quarter	73.90	66.50
Third Quarter	86.30	71.95
Fourth Quarter	98.90	81.10

As of December 31, 2017, there were approximately 236 stockholders of record of the Company’s common stock. The stockholders of record data for common stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

Comparison of Cumulative Total Return

The following graph compares the change in the cumulative total return on the Company’s common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor’s (“S&P”) 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P 500 Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31, 2012, and comparing relative values on December 31, 2013, 2014, 2015, 2016 and 2017. The Company did not pay any dividends during the period reflected in the graph. The common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Total Return

	December 31,
	2012	2013	2014	2015	2016	2017
Magellan Health, Inc.	$100	$122.27	$122.51	$125.84	$153.57	$197.04
S&P 500 Index	100	132.39	150.51	152.59	170.84	208.14
S&P 500 Managed Health Care Index(1)	100	147.87	197.56	240.77	287.75	414.57

(1)	The S&P 500 Managed Health Care Index consists of Aetna, Inc., Anthem, Inc., Centene Corporation, Cigna Corporation, Humana, Inc. and UnitedHealth Group, Inc.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. Pursuant to the 2015 Repurchase Program, the Company made purchases during the three months ended December 31, 2017 as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total number	Average	Total Number of Shares	Approximate Dollar Value of
	of Shares	Price Paid	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share(1)	Announced Plans or Programs	Purchased Under the Plans(1)(2)
October 1 - 31, 2017	25,708	$84.61	25,708	$57.2
November 1-30, 2017	49,551	83.37	49,551	53.0
December 1-31, 2017	—	—	—	53.0
	75,259		75,259

(1)

Excludes amounts that could be used to repurchase shares acquired under the Company’s equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)	Excludes broker commissions

The Company made no share repurchases from January 1, 2018 through February 23, 2018.

Dividends

The Company did not declare any dividends during either of the years ended December 31, 2016 or 2017 and does not expect to pay a dividend in 2018. The Company is prohibited from paying dividends on its common stock under the terms of the 2017 Credit Agreement, except in limited circumstances. The declaration and payment of any dividends in the future by the Company will be subject to the sole discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, covenants associated with the Company’s 2017 Credit Agreement and any similar future agreement, legal requirements, regulatory constraints and other factors deemed relevant by the Company’s board of directors. Moreover, should the Company pay any dividends in the future, there can be no assurance that the Company will continue to pay such dividends.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2017, the Company had no sales of unregistered securities.

Item 6.    Selected Financial Data

The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2013, 2014, 2015, 2016 and 2017.

Selected consolidated financial information for the years ended December 31, 2015, 2016 and 2017 and as of December 31, 2016 and 2017 presented below, have been derived from, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2013 and 2014 has been derived from the Company’s audited consolidated financial statements not included in this Form 10‑K. The selected financial data set forth below also should be read in conjunction with the Company’s financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2014	2015	2016	2017
Statement of Operations Data:
Net revenue	$3,546,317	$3,760,118	$4,597,400	$4,836,884	$5,838,583
Cost of care	2,232,976	2,088,595	2,274,755	1,882,614	2,413,770
Cost of goods sold	455,601	732,949	1,321,877	1,818,720	2,211,910
Direct service costs and other operating expenses(1)(2)	619,546	723,498	822,392	876,612	941,883
Depreciation and amortization	71,994	91,070	102,844	106,046	115,706
Interest expense	3,000	7,387	6,581	10,193	25,977
Interest and other income	(1,985)	(1,301)	(2,165)	(2,818)	(5,887)
Income before income taxes	165,185	117,920	71,116	145,517	135,224
Provision for income taxes	39,924	43,689	42,409	69,728	25,083
Net income	125,261	74,231	28,707	75,789	110,141
Less: net loss attributable to non-controlling interest	—	(5,173)	(2,706)	(2,090)	(66)
Net income attributable to Magellan	$125,261	$79,404	$31,413	$77,879	$110,207
Net income per common share attributable to Magellan:
Basic	$4.63	$2.98	$1.26	$3.36	$4.72
Diluted	$4.53	$2.90	$1.21	$3.22	$4.51

	December 31,
	2013	2014	2015	2016	2017
Balance Sheet Data:
Current assets	$989,358	$1,140,323	$1,097,682	$1,319,267	$1,483,353
Current liabilities	476,267	585,840	724,235	1,092,850	892,303
Property and equipment, net	172,333	171,916	174,745	172,524	158,638
Total assets	1,759,218	2,068,943	2,069,060	2,443,687	2,957,234
Total debt and capital lease obligations	26,725	269,841	257,309	618,379	853,737
Stockholders’ equity	1,156,485	1,133,558	1,066,183	1,099,719	1,276,494

(1)	Includes stock compensation expense of $21.3 million, $40.6 million, $50.4 million, $37.4 million and $39.1 million in 2013, 2014, 2015, 2016 and 2017, respectively.
(2)	Includes changes in fair value of contingent consideration of $6.2 million, $44.3 million, $(0.1) million and $0.7 million in 2014, 2015, 2016 and 2017, respectively.

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

The following tables summarize, for the periods indicated, revenues and covered lives for Healthcare by product classification and customer type (in thousands):

	Covered lives as of
	December 31, 2017
	Risk-based	ASO
Commercial
Behavioral(1)	14,521	11,176
Specialty	8,890	15,583
Government(2)	4,210	1,086

	Revenue for the year ended
	December 31, 2017
	Risk-based	ASO	Total
Commercial
Behavioral(1)	$421,323	$132,383	$553,706
Specialty	592,685	79,560	672,245
Government(2)	1,883,113	97,213	1,980,326
Total	$2,897,121	$309,156	$3,206,277

(1)	Includes revenues of $49.4 million from EAP services provided on a risk basis to health plans and employers with 10.8 million covered lives.
(2)	Includes revenues of $332.6 million from EAP services provided on a risk basis to federal governmental entities with 3.7 million covered lives.

During 2017, Pharmacy Management paid 29.1 million adjusted commercial network claims in its PBM business, 80.7 million adjusted PBA claims and 0.1 million specialty dispensing claims. Adjusted claim totals apply a multiple of three for each 90‑day and traditional mail claim. As of December 31, 2017, Pharmacy Management had a generic dispensing rate of 87.3 percent within its commercial PBM business and served 1.9 million commercial PBM members, 13.1 million members in its medical pharmacy management programs, and 27 states and the District of Columbia in its PBA business.

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

The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract‑specific actuarial reserve models and is further analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Factors that affect estimated completion factors include benefit changes, enrollment changes, shifts in product mix, seasonality influences, provider reimbursement changes, changes in claims inventory levels, the speed of claims processing and changes in paid claim levels. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for any month with a completion factor that is less than 70 percent are generally not projected from historical completion and payment patterns; rather they are projected by estimating claims expense based on recent monthly estimated cost incurred per member per month times membership, taking into account seasonality influences, benefit changes and healthcare trend levels, collectively considered to be “trend factors.” For new contracts, the Company estimates IBNR based on underwriting data until it has sufficient data to utilize these methodologies.

Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company’s assumptions in estimating such liabilities are significantly different than actual results, the Company’s results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2015, 2016 and 2017 (in thousands):

	2015	2016	2017
Claims payable and IBNR, beginning of period	$278,803	$253,299	$188,618
Cost of care:
Current year	2,297,255	1,892,914	2,421,270
Prior years(3)	(22,500)	(10,300)	(7,500)
Total cost of care	2,274,755	1,882,614	2,413,770
Claim payments and transfers to other medical liabilities(1):
Current year	2,077,729	1,733,310	2,210,346
Prior years	222,530	213,985	161,798
Total claim payments and transfers to other medical liabilities	2,300,259	1,947,295	2,372,144
Acquisition of SWH	—	—	96,398
Claims payable and IBNR, end of period	253,299	188,618	326,642
Withhold (receivables) payable, end of period(2)	(2,850)	(4,482)	983
Medical claims payable, end of period	$250,449	$184,136	$327,625

(1)	For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company’s results of operations for such periods.
(2)	Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.
(3)

Favorable development in 2015, 2016 and 2017 was $22.5 million, $10.3 million and $7.5 million, respectively, and was mainly related to lower medical trends and faster claims completion than originally assumed.

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

Care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company’s December 31, 2017 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
−4%	$(20,500)	−2%	$(45,000)
−3%	(15,500)	−1.5%	(34,000)
−2%	(10,500)	−1%	(22,500)
−1%	(5,000)	−0.5%	(11,500)
1%	5,000	0.5%	11,500
2%	10,500	1%	23,000
3%	15,500	1.5%	35,000
4%	20,500	2%	46,500

Approximately 70 percent of IBNR dollars is based on care trend factors.

(1)	Assumes a change in the care trend factor for any month that a completion factor is not used to estimate incurred claims (which is generally any month that is less than 70 percent complete).
(2)	Assumes a change in the completion factor for any month for which completion factors are used to estimate IBNR (which is generally any month that is 70 percent or more complete).

Due to the existence of risk sharing and reinvestment provisions in certain customer contracts, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on cost of care.

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2017; however, actual claims payments may differ from established estimates.

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

Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company’s reporting units with goodwill as of December 31, 2017 comprised of Commercial, Government and Pharmacy Management.

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

Goodwill for each of the Company’s reporting units with goodwill at December 31, 2016 and 2017 were as follows (in thousands):

	2016	2017
Commercial	$242,255	$242,255
Government	108,321	368,612
Pharmacy Management	391,478	395,421
Total	$742,054	$1,006,288

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2017 are reflected in the table below (in thousands):

	2016	2017
Balance as of beginning of period	$621,390	$742,054
Acquisition of AFSC	76,736	—
Acquisition of Veridicus	30,705	1,647
Acquisition of SWH	—	260,139
Other acquisitions and measurement period adjustments	13,223	2,448
Balance as of end of period	$742,054	$1,006,288

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

On December 22, 2017, the President of the United States signed into law the “Tax Cuts and Jobs Act” (the “Tax Act”). The legislation includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The legislation also provides for the acceleration of depreciation on certain assets placed in service after September 27, 2017, as well as prospective changes beginning in 2018, including additional limitations on the deduction of executive compensation.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to determine a reasonable estimate to be included as provisional amounts and provides a measurement period by which the accounting must be completed.

The measurement period ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740 but under no circumstances is the measurement period to extend beyond one year from the enactment date (i.e. December 22, 2018). The Company has recognized the provisional tax impacts related to the re-measurement of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company will continue to analyze the Tax Act and additional technical and interpretive guidance on the Tax Act from the government and will complete its accounting no later than December 22, 2018.

The Company did not identify any items for which a reasonable estimate of the income tax effects of the Tax Act could not be determined as of December 31, 2017. However, the Company has recognized the provisional tax impacts related to the remeasurement of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Additionally, any changes to the tax basis for temporary differences between the estimates in these statements and the 2017 federal return filed by the Company will result in a corresponding adjustment to the remeasurement of deferred taxes as of the enactment date of the Tax Act. Any such adjustments will be recorded to tax expense in the quarter of 2018 when the analysis is complete.

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2015
Managed care and other revenue	$2,959,252	$238,456	$(63)	$3,197,645
PBM and dispensing revenue	—	1,510,180	(110,425)	1,399,755
Cost of care	(2,274,755)	—	—	(2,274,755)
Cost of goods sold	—	(1,427,680)	105,803	(1,321,877)
Direct service costs and other (1)	(510,811)	(284,968)	(26,613)	(822,392)
Stock compensation expense (1)	8,502	36,351	5,531	50,384
Changes in fair value of contingent consideration (1)	(1,404)	45,661	—	44,257
Less: non-controlling interest segment profit (loss) (2)	(2,439)	—	(195)	(2,634)
Segment profit (loss)	$183,223	$118,000	$(25,572)	$275,651

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2016
Managed care and other revenue	$2,659,685	$243,561	$(304)	$2,902,942
PBM and dispensing revenue	—	2,053,188	(119,246)	1,933,942
Cost of care	(1,882,614)	—	—	(1,882,614)
Cost of goods sold	—	(1,933,086)	114,366	(1,818,720)
Direct service costs and other (1)	(573,706)	(261,570)	(41,336)	(876,612)
Stock compensation expense (1)	4,440	20,509	12,473	37,422
Changes in fair value of contingent consideration (1)	(231)	127	—	(104)
Impairment of intangible assets (1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss) (2)	(567)	—	(170)	(737)
Segment profit (loss)	$212,941	$122,729	$(33,877)	$301,793

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2017
Managed care and other revenue	$3,206,277	$273,489	$(584)	$3,479,182
PBM and dispensing revenue	—	2,491,044	(131,643)	2,359,401
Cost of care	(2,413,770)	—	—	(2,413,770)
Cost of goods sold	—	(2,341,979)	130,069	(2,211,910)
Direct service costs and other (1)	(601,201)	(302,525)	(38,157)	(941,883)
Stock compensation expense (1)	10,689	19,881	8,546	39,116
Changes in fair value of contingent consideration (1)	696	—	—	696
Less: non-controlling interest segment profit (loss) (2)	(56)	—	(3)	(59)
Segment profit (loss)	$202,747	$139,910	$(31,766)	$310,891

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to the acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling interest portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit.

The following table reconciles consolidated income before income taxes to Segment Profit for the years ended December 31, 2015, 2016 and 2017 (in thousands):

	2015	2016	2017
Income before income taxes	$71,116	$145,517	$135,224
Stock compensation expense	50,384	37,422	39,116
Changes in fair value of contingent consideration	44,257	(104)	696
Impairment of intangible assets	—	4,800	—
Non-controlling interest segment profit (loss)	2,634	737	59
Depreciation and amortization	102,844	106,046	115,706
Interest expense	6,581	10,193	25,977
Interest and other income	(2,165)	(2,818)	(5,887)
Segment Profit	$275,651	$301,793	$310,891

Year ended December 31, 2017 (“2017”) compared to the year ended December 31, 2016 (“2016”)

Healthcare

Net Revenue

Net revenue related to Healthcare increased by 20.6 percent or $546.6 million from 2016 to 2017. The increase in revenue is mainly due to higher membership and net favorable rate changes of $220.5 million, contracts implemented after (or during) 2016 of $210.8 million, revenue for Senior Whole Health acquired on October 31, 2017 of $186.6 million, revenue for AFSC acquired on July 1, 2016 of $92.3 million, net retroactive program changes recorded in 2017 of $23.3 million, revenue for TMG acquired February 29, 2016 of $8.5 million, retroactive profit share in 2017 of $2.6 million, customer settlements in 2017 of $2.0 million and retroactive rate adjustments in 2017 of $1.5 million. These increases were partially offset by terminated contracts of $139.9 million, net revenue recorded for the Patient Protection and Affordable Care Act health insurer fee (“HIF”) in 2016 of $44.0 million, program changes of $5.5 million, performance penalty in 2017 of $4.6 million, the revenue impact of net favorable prior period medical claims development recorded in 2017 of $4.1 million, favorable retroactive rate adjustments recorded in 2016 of $3.3 million and other net decreases of $0.1 million.

Cost of Care

Cost of care increased by 28.2 percent or $531.2 million from 2016 to 2017. The increase in cost of care is primarily due to new contracts implemented after (or during) 2016 of $197.2 million, increased membership and higher care associated with net favorable rate changes of $187.6 million, care cost for Senior Whole Health acquired on October 31, 2017 of $158.9 million, care cost for AFSC acquired on July 1, 2016 of $77.5 million, net retroactive program changes recorded in 2017 of $21.2 million, net favorable prior period medical claims development recorded in 2016 of $10.3 million, litigation settlements in 2017 of $3.0 million and other net unfavorable variances of $15.3 million. These increases were partially offset by terminated contracts of $109.1 million, favorable customer settlements of $11.1 million, net favorable prior period medical claims development recorded in 2017 of $7.5 million, program changes of $6.4 million and favorable 2016 medical claims development recorded after 2016 of $5.7 million. For our commercial contracts, cost of care as a percentage of risk revenue (excluding EAP business) increased from 82.1 percent in 2016 to 86.1 percent in 2017, mainly due to unfavorable care trends. For our government contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 81.8 percent in 2016 to 85.2 percent in 2017, mainly due to business mix and increased revenue due to HIF fees in 2016.

Direct Service Costs

Direct service costs increased by 4.8 percent or $27.5 million from 2016 to 2017 primarily due to costs related to TMG, AFSC, and Senior Whole Health, new business and contract implementation costs, partially offset by terminated contracts, an impairment of intangible assets in 2016 and HIF fees in 2016. Direct service costs decreased as a percentage of revenue from 21.6 percent in 2016 to 18.8 percent in 2017, mainly due to an increase in revenue from business growth and acquisition activity, partially offset by terminated contracts and the acquisitions of TMG, AFSC and Senior Whole Health.

Pharmacy Management

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 12.3 percent or $29.9 million from 2016 to 2017. This increase is primarily due to Medical pharmacy revenue of $11.7 million,  new contracts implemented after (or during) 2016 of $8.3 million, increased rebate revenue of $6.2 million, revenue for Veridicus acquired on December 13, 2016 of $4.8 million and other net favorable variances of $2.1 million. These increases were partially offset by terminated contracts of $3.2 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 21.3 percent or $437.9 million from 2016 to 2017. This increase is primarily due to Medicare revenue of $238.5 million, new contracts implemented after (or during) 2016 of $210.2 million, revenue for Veridicus acquired on December 13, 2016 of $173.9 million, pharmacy employer revenue of $49.7 million, pharmacy MCO revenue of $25.1 million, government pharmacy revenue of $11.1 million and other net favorable variances of $1.2 million. These increases were partially offset by terminated  contracts of $252.9 million and net decreased dispensing activity from existing customers of $18.9 million.

Cost of Goods Sold

Cost of goods sold increased by 21.2 percent or $408.9 million from 2016 to 2017. This increase is primarily due to an increase in Medicare of $233.8 million, new contracts implemented after (or during) 2016 of $207.5 million, Veridicus acquired on December 13, 2016 of $159.8 million, an increase in pharmacy employer of $40.5 million, an increase in pharmacy MCO of $21.1 million, government pharmacy of $10.9 million and other net unfavorable variances of $3.9 million. These increases were partially offset by terminated contracts of $247.3 million and net decreased dispensing activity from existing customers of $21.3 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.2 percent in 2016 to 94.0 percent in 2017, mainly due to increases in rebate and medical pharmacy revenue.

Direct Service Costs

Direct service costs increased by 15.7 percent or $41.0 million from 2016 to 2017. This increase is mainly due to the acquisition of Veridicus, contract implementation costs and ongoing costs to support new business. As a percentage of revenue, direct service costs decreased from 11.4 percent in 2016 to 10.9 percent in 2017, mainly due to an increase in revenue from business growth and acquisitions and a decrease in stock compensation expense.

Corporate and Elimination

Net expenses related to Corporate, which includes eliminations, decreased by 13.3 percent or $6.2 million, primarily due to lower stock compensation expense and discretionary benefits in 2017, partially offset by a litigation settlement in 2017. As a percentage of revenue, corporate and elimination decreased from 1.0 percent in 2016 to 0.7 percent in 2017, mainly due to higher revenue due to acquisitions and new business, lower discretionary benefits and stock compensation expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by 9.1 percent or $9.7 million from 2016 to 2017, primarily due to asset additions after 2016 and acquisition activity.

Interest Expense

Interest expense increased by $15.8 million from 2016 to 2017 mainly due to an increase in interest rates, an increase in the amount of outstanding debt and higher amortization cost related to debt financing.

Interest and Other Income

Interest and other income increased by $3.1 million from 2016 to 2017 primarily due to higher yields and invested balances.

Income Taxes

The Company’s effective income tax rate was 47.9 percent in 2016 and 18.6 percent in 2017. These rates differ from the 2017 federal statutory income tax rate primarily due to state income taxes, remeasurement of deferred tax balances due to the Tax Act, permanent differences between book and tax income, and changes to the valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for 2017 was lower than 2016 mainly due to suspension for 2017 of the non-deductible HIF fees, reversal of valuation allowances in 2017 of AlphaCare net operating loss carryforwards (“NOLs”) as a result of a change in judgment about their realizability due to planned internal restructuring as a result of the acquisition of SWH, re-measurement of deferred tax balances as a result of the Tax Act, and more significant excess tax deductions from equity compensation in 2017.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2013 expired during 2017. As a result, $3.0 million of tax contingency reserves recorded as of December 31, 2016 were reversed in 2017, of which $2.0 million was reflected as a reduction to income tax expense and $1.0 million as a decrease to deferred tax assets. Additionally, $0.2 million of accrued interest was reversed in 2017 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

2016 compared to the year ended December 31, 2015 (“2015”)

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

The following table reconciles net income attributable to Magellan. to Adjusted Net Income for the years ended December 31, 2015, 2016, and 2017 (in thousands):

	2015	2016	2017
Net income attributable to Magellan	$31,413	$77,879	$110,207
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	32,235	19,181	16,215
Changes in fair value of contingent consideration	44,257	(104)	696
Amortization of acquired intangibles	21,371	25,324	37,265
Impairment of intangible assets, net of non-controlling interest	—	3,936	—
Tax impact	(37,501)	(16,676)	(19,558)
Adjusted Net Income	$91,775	$109,540	$144,825

The following table reconciles net income per common share attributable to Magellan—diluted to Adjusted EPS for the years ended December 31, 2015, 2016, and 2017:

	2015	2016	2017
Net income per common share attributable to Magellan—diluted	$1.21	$3.22	$4.51
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	1.25	0.79	0.66
Changes in fair value of contingent consideration	1.71	—	0.03
Amortization of acquired intangibles	0.83	1.05	1.52
Impairment of intangible assets, net of non-controlling interest	—	0.16	—
Tax impact	(1.45)	(0.69)	(0.80)
Adjusted EPS	$3.55	$4.53	$5.92

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

Interest Rate Risk.  Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments and the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of December 31, 2017, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2017 compared to 2016

Operating Activities.  The Company reported net cash provided by operating activities of $66.7 million and $162.3 million for 2016 and 2017, respectively. The $95.6 million increase in operating cash flows from 2016 to 2017 is mainly attributable to favorable working capital changes and an increase in Segment Profit partially offset by increased tax payments between years.

The net favorable impact of working capital changes between periods totaled $91.5 million. For 2016, operating cash flows were impacted by net unfavorable working capital changes of $180.7 million, which were largely attributable to contingent consideration payments of $91.7 million, of which $51.1 million is reflected as operating activities, working capital changes of approximately $113.8 million related to our Medicare Part D business, primarily receivables, and other net unfavorable working capital changes due to timing related to receivables and payables. For 2017, operating cash flows were impacted by net unfavorable working capital changes of $89.2 million, which were largely attributable to timing related to receivables and payables.

Segment Profit for 2017 increased $9.1 million from 2016. Tax payments for 2017 increased $5.0 million from 2016.

Investing Activities.  The Company utilized $60.9 million and $57.2 million during 2016 and 2017, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for 2016 were $15.2 million and $45.7 million, respectively, as compared to additions for 2017 related to hard assets and capitalized software of $16.0 million and $41.2 million, respectively.

During 2016 the Company received net cash of $15.8 million from the net maturity of "available-for-sale" securities, with the Company using $26.8 million during 2017 for the net purchase of "available-for-sale" securities. During 2016, the Company used net cash of $16.0 million, $110.9 million and $72.8 million for the acquisition of TMG, AFSC and Veridicus, respectively, partially offset by a working capital adjustment of $0.5 million related to the acquisition of 4D Pharmacy Management Systems, Inc. During 2017, the Company used net cash of $232.4 million related to investments in businesses and the acquisition of Veridicus and SWH.

Financing Activities.  During 2016, the Company paid $106.8 million for the repurchase of treasury stock under the Company’s share repurchase program, $15.6 million on debt obligations and $5.3 million on capital lease obligations.  The Company made a contingent consideration payment totaling $91.7 million, of which $40.6 million was related to financing activities. In addition, the Company received $375.0 million from the issuance of debt, $25.2 million from exercise of stock options, and had other net favorable items of $1.2 million.

During 2017, the Company paid $798.1 million on debt obligations, $21.8 million for the repurchase of treasury stock under the Company's share repurchase program, $9.9 million in debt issuance fees, $5.3 million on capital lease obligations and had other net unfavorable items of $2.7 million. In addition, the Company received $1,041.7 million from the issuance of debt and $44.4 million from the exercise of stock options.

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

Outlook—Liquidity and Capital Resources

Liquidity

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

Income Taxes

The Company estimates its future free cash flow will meaningfully benefit from the Tax Act, primarily due to the lower U.S. federal tax rate of 21 percent, although such benefit will be partially offset by the additional limitations imposed on the deduction of executive compensation.

Contractual Obligations and Commitments

The following table sets forth the future financial commitments of the Company as of December 31, 2017 (in thousands):

	Payments due by period
		Less than	1‑3	3‑5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Senior Notes	$400,000	$—	$—	$—	$400,000
Term loan	345,625	17,500	35,000	293,125	—
Operating leases(1)	83,783	20,814	33,123	19,991	9,855
Letters of credit(2)	26,471	—	—	—	—
Capital lease obligations(3)	26,512	4,875	6,723	7,290	7,624
Purchase commitments(4)	969	969	—	—	—
Income tax contingencies(5)	13,580	—	—	—	—
	$896,940	$44,158	$74,846	$320,406	$417,479

(1)	Operating lease obligations include estimated future lease payments for both open and closed offices.
(2)	These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
(3)	Capital lease obligations include imputed interest of $3.6 million and are net of leasehold improvement allowances.
(4)	Purchase commitments include open purchase orders as of December 31, 2017 relating to ongoing capital expenditure and operational activities.
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

Off‑Balance Sheet Arrangements

As of December 31, 2017, the Company has no material off‑balance sheet arrangements.

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

For more information on the Company’s Senior Notes see Note 5—“Long‑Term Debt and Capital Lease Obligations” to the consolidated financial statements set forth elsewhere herein.

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

For more information on the Company’s Credit Agreements see Note 5—“Long‑Term Debt and Capital Lease Obligations” to the consolidated financial statements set forth elsewhere herein.

Restrictive Covenants in Debt Agreements

The 2017 Credit Agreement contains covenants that limit management’s discretion in operating the Company’s business by restricting or limiting the Company’s ability, among other things, to:

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement, pursuant to its terms, would result in an event of default under the 2017 Credit Agreement. As of December 31, 2017, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments and the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of December 31, 2017, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2017. Based on their evaluation, the CEO and CFO concluded that our controls and procedures were not effective due to a material weakness in internal control over financial reporting at AFSC which we acquired on July 1, 2016, and which operates as a component of our Healthcare segment.

Notwithstanding the identified material weakness, management, including our CEO (principal executive officer) and CFO (principal financial officer), believes the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as noted in the preceding paragraph, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its statement “Internal Control‑Integrated Framework (2013).”

AFSC was acquired on July 1, 2016 and generated about 3% of our total net revenues for the year ended December 31, 2017. Prior to 2017, AFSC was not included in assessments of the effectiveness of our internal control over financial reporting as the Securities and Exchange Commission (“SEC”) rules provide companies one year to assess controls at an acquired entity. Accordingly, within this period, we performed our first comprehensive assessment of the design and effectiveness of internal controls at AFSC and determined that AFSC’s internal control over financial reporting was ineffective as of December 31, 2017. Specifically, AFSC did not adequately identify, design and implement appropriate process-level controls for its processes, including AFSC’s contract accounting and information technology general controls. There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there was no restatement of prior period financial statements and no change in previously released financial results were required as the result of these control deficiencies.

Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over reporting of SWH, which was acquired on October 31, 2017. SWH’s operations represent 6.8 percent and 4.2 percent of total and net assets of the Company as of December 31, 2017, and 3.2 percent and 4.1 percent of revenues and income before income taxes, respectively, of the Company for the year then ended.

Based on this assessment, which excluded an assessment of internal control of the acquired operations of SWH, management has concluded that, as of December 31, 2017, internal control over financial reporting is not effective due to the material weakness described above.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report dated March 1, 2018 appears on pages 50 and 51 of this Form 10‑K.

Remediation Plan for Material Weakness

We are actively engaged in developing a remediation plan to address the material weakness reported as of December 31, 2017. The remediation efforts we expect to implement include the enhanced and revised design of existing financial reporting controls related to contract accounting and information technology general controls at AFSC.

We believe these measures will remediate the material weakness identified above and will strengthen our internal control over financial reporting for the AFSC operations.  We currently are targeting to complete the implementation of the control enhancements during 2018. We will test the ongoing operating effectiveness of the new controls subsequent to implementation, and consider the material weakness remediated after the applicable remedial controls and information technology general controls operate effectively for a sufficient period of time.

If the remedial measures described above are insufficient to address the material weakness described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Magellan Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Magellan Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Magellan Health, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SWH Holdings, Inc., which is included in the 2017 consolidated financial statements of Magellan Health, Inc. and subsidiaries and which constituted  6.8% and 4.2% of total and net assets, respectively, as of December 31, 2017 and 3.2% and 4.1% of revenues and income before income taxes, respectively, for the year then ended.  Our audit of internal control over financial reporting of Magellan Health, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of SWH Holdings, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in the design and operation of internal controls within AFSC’s processes (including contract accounting and information technology general controls).

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2016 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (a) 1 and 2  (collectively referred to as the “financial statements”)  of the Company.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 1, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitation of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 1, 2018

Item 9B.  Other Information

None.

PART III

The information required by Items 10 through 14 is incorporated by reference to the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2017, except for the following information required by Item 12 of this Part III.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2017 with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available
for future issuance
	Number of securities				under equity
	to be issued upon		Weighted average		compensation plans
	exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected in
Plan category	warrants and rights		warrants and rights		column(a))
(a)
Equity compensation plans approved by security holders	2,823,841	(1)	$61.50	(2)	3,724,939	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,823,841		$61.50		3,724,939	(3)

(1)	Consists of outstanding stock options and unvested restricted stock units and performance-based restricted stock units as of December 31, 2017.
(2)	Weighted average exercise price of outstanding stock options as of December 31, 2017.
(3)

Consists of shares remaining available for issuance as of December 31, 2017 under the Company’s equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options and the shares of restricted stock.

For further discussion, see Note 6—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Additional Information

(a)	Documents furnished as part of the Report:

1.Financial Statements

Information with respect to this item is contained on Pages F‑1 to F‑44 of this Report on Form 10‑K.

2.Financial Statement Schedules

Information with respect to this item is contained on page S‑1 to S-5 of this Report on Form 10‑K.

3.Exhibit Index

Exhibit No.	Description of Exhibit
1.1

Underwriting Agreement, dated September 15, 2017, among Magellan Health, Inc., as issuer, and J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein, which was filed as Exhibit 1.1 to the Company’s current report on Form 8-K, which was filed on September 18, 2017.

2.1

Agreement and Plan of Merger, dated July 13, 2017, among Magellan Healthcare, Inc., SWH Holdings, Inc., certain of the stockholders of SWH Holdings, Inc., certain of the vested optionholders of SWH Holdings, Inc., TA Associates Management, L.P. and Silver Merger Sub, Inc., which was filed as Exhibit 2.1 to the Company’s quarterly report on Form 10-Q, which was filed on July 28, 2017 and is incorporated herein by reference.

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

4.2

Consent and Amendment No. 1 to Credit Agreement, dated December 2, 2015, among Magellan Rx Management, Inc., as borrower, Magellan Health, Inc. various lenders and Citibank N.A., as administrative agent, which was filed as Exhibit 4.3 to the Company’s annual report on Form 10‑K, which was filed on February 29, 2016 and is incorporated herein by reference.

4.3

$200,000,000 Credit Agreement, dated June 27, 2016, among Magellan Pharmacy Services, Inc., as borrower, Magellan Health, Inc., various lenders and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, which was filed as Exhibit 4.1 to the Company’s quarterly report on Form 10‑Q, which was filed on July 29, 2016 and is incorporated herein by reference.

4.4

$200,000,000 Credit Agreement, dated January 10, 2017, among Magellan Pharmacy Services, Inc., as borrower, Magellan Health, Inc., various lenders and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent., which was filed as Exhibit 4.5 to the Company’s annual report on Form 10-K, which was filed on February 24, 2017 and is incorporated herein by reference.

4.5

Base Indenture, dated as of September 22, 2017, between the Company, as issuer and U.S. Bank National Association, as trustee, which was filed as Exhibit 4.1 to the Company’s current report on Form 8-K, which was filed on September 25, 2017.

4.6

First Supplemental Indenture, dated September 22, 2017, between the Company, as issuer and U.S. Bank National Association, as trustee, which was filed as Exhibit 4.2 to the Company’s current report on Form 8-K, which was filed on September 25, 2017.

4.7

Form of Global Note for the 4.400% Senior Notes due 2024 (included as an exhibit to Exhibit 4.2), which was filed as Exhibit 4.3 to the Company’s current report on Form 8-K, which was filed on September 25, 2017.

4.8

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

*10.1

Amended and Restated Supplemental Accumulation Plan, effective as of January 1, 2005, which was filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10‑Q for the quarter ended September 30, 2006, which was filed on October 26, 2006, and is incorporated herein by reference.

*10.2

Magellan Health Services, Inc. 2008 Management Incentive Plan, effective as of May 20, 2008, which was filed as Appendix A to the Company’s Definitive Proxy Statement, which was filed on April 11, 2008, and is incorporated herein by reference.

*10.3

Form of Stock Option Agreement, relating to options granted under the Company’s 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8‑K, which was filed on May 27, 2008 and is incorporated herein by reference.

*10.4

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

*10.6

Amendment to Employment Agreement, dated December 1, 2008, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary which was filed as Exhibit 10.58 to the Company’s Annual Report on Form 10‑K, which was filed on February 27, 2009 and is incorporated herein by reference.

*10.7

Form of Stock Option Agreement, relating to options granted under the Company’s 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8‑K, which was filed on March 10, 2009 and is incorporated herein by reference.

*10.8

Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company’s 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8‑K, which was filed on March 10, 2009 and is incorporated herein by reference.

*10.9

Form of Stock Option Agreement, relating to options granted under the Company’s 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8‑K, which was filed on March 5, 2010 and is incorporated herein by reference.

*10.10

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

*10.12

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

*10.14

Form of Stock Option Agreement, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8‑K, which was filed on March 7, 2012 and is incorporated herein by reference.

*10.15

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

*10.22

Form of Notice of Stock Option Grant, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8‑K, which was filed on March 8, 2013 and is incorporated herein by reference.

*10.23

Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8 K, which was filed on March 8, 2013 and is incorporated herein by reference.

*10.24

Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8 K, which was filed on March 8, 2013 and is incorporated herein by reference.

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

*10.27

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

*10.31

Employment Agreement, dated September 18, 2013 between the Company and Sam K. Srivastava, Chief Executive Officer of Magellan HealthCare, which was filed as Exhibit 10.85 to the Company’s annual report on Form 10‑K, which was filed on February 26, 2015 and is incorporated herein by reference.

*10.32

Form of Stock Option Agreement, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8‑K, which was filed on March 9, 2015 and is incorporated herein by reference.

*10.33

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

*10.36

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

*10.39

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

*10.42

Magellan Health Services, Inc. 2016 Management Incentive Plan, effective as of May 18, 2016, which was filed as Appendix A to the Company’s Definitive Proxy Statement, which was filed on April 8, 2016, and is incorporated herein by reference.

10.43

Share Purchase Agreement dated as of May 15, 2016, among Magellan Health, Inc., Magellan Healthcare, Inc., Armed Forces Services Corporation and the holders of the issued and outstanding common stock of AFSC who are parties thereto, which was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, which was filed on July 29, 2016 and is incorporated herein by reference.

10.44

Purchase Agreement dated as of November 9, 2016, among Magellan Health, Inc., Magellan Pharmacy Solutions, Inc., Veridicus Holdings, LLC and Veridicus Health, LLC, which was filed as Exhibit 10.44 to the Company’s annual report on Form 10-K, which was filed on February 24, 2017 and is incorporated herein by reference.

*10.45

Form of Stock Option Agreement, relating to options granted under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8‑K, which was filed on March 8, 2017 and is incorporated herein by reference.

*10.46

Form of Notice of Stock Option Grant, relating to options granted under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8‑K, which was filed on March 7, 2017 and is incorporated herein by reference.

*10.47

Form of Performance-Based Restricted Stock Unit Agreement, relating to performance‑based restricted stock units granted under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8‑K, which was filed on March 7, 2017 and is incorporated herein by reference.

*10.48

Form of Notice of Performance-Based Restricted Stock Unit Award, relating to performance‑based restricted stock units granted under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8‑K, which was filed on March 7, 2017 and is incorporated herein by reference.

#12.1	Computation of Ratio of Earnings to Fixed Charges.
#21	List of subsidiaries of the Company.
#23	Consent of Independent Registered Public Accounting Firm.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
#101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

4.Additional Information

The Company will provide to any person without charge, upon request, a copy of its annual Report on Form 10‑K (without exhibits) for the year ended December 31, 2017, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the “Codes of Ethics”). Any such requests should be made in writing to the Investor Relations Department, Magellan Health, Inc., 55 Nod Road, Avon, Connecticut 06001. The documents referred to above and other Securities and Exchange Commission filings of the Company are available on the Company’s website at www.magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

Item 16.    10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH, INC. (Registrant)

Date: March 1, 2018	/s/ JONATHAN N. RUBIN
Jonathan N. Rubin
Chief Financial Officer
(Principal Financial Officer)

Date: March 1, 2018	/s/ JEFFREY N. WEST
Jeffrey N. West
Senior Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ BARRY SMITH	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2018
Barry Smith

/s/ Dr. John O. Agwunobi	Director	March 1, 2018
Dr. John O. Agwunobi

/s/ Eran Broshy	Director	March 1, 2018
Eran Broshy

/s/ Michael Diament	Director	March 1, 2018
Michael Diament

/s/ Dr. Perry Fine	Director	March 1, 2018
Dr. Perry Fine

/s/ Kay Coles James	Director	March 1, 2018
Kay Coles James

/s/ G. Scott MacKenzie	Director	March 1, 2018
G. Scott MacKenzie

/s/ William J. McBride	Director	March 1, 2018
William J. McBride

/s/ Mary Sammons	Director	March 1, 2018
Mary Sammons

/s/ JONATHAN N. RUBIN	Chief Financial Officer (Principal Financial Officer)	March 1, 2018
Jonathan N. Rubin

/s/ JEFFREY N. WEST	Senior Vice President and Controller (Principal Accounting Officer)	March 1, 2018
Jeffrey N. West

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 15(a)1:

Page(s)
Magellan Health, Inc.
Audited Consolidated Financial Statements
Report of independent registered public accounting firm	F‑2
Consolidated balance sheets as of December 31, 2016 and 2017	F‑3
Consolidated statements of income for the years ended December 31, 2015, 2016 and 2017	F‑4
Consolidated statements of comprehensive income for the years ended December 31, 2015, 2016 and 2017	F‑5
Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2015, 2016 and 2017	F‑6
Consolidated statements of cash flows for the years ended December 31, 2015, 2016 and 2017	F‑7
Notes to consolidated financial statements	F‑8
The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 15(a)2:
Schedule I—Condensed Financial Information of Registrant	S‑1
Schedule II—Valuation and qualifying accounts	S‑5

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Magellan Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2016 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (a) 1 and 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three  years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Baltimore, Maryland
March 1, 2018

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2016	2017
ASSETS
Current Assets:
Cash and cash equivalents ($81,776 and $229,013 restricted at December 31, 2016 and December 31, 2017, respectively)	$304,508	$398,732
Accounts receivable, less allowance of $5,644 and $8,622 at December 31, 2016 and December 31, 2017, respectively	606,764	660,775
Short-term investments ($227,795 and $219,111 restricted at December 31, 2016 and December 31, 2017, respectively)	297,493	310,578
Pharmaceutical inventory	58,995	40,945
Other current assets ($38,785 and $41,121 restricted at December 31, 2016 and December 31, 2017, respectively)	51,507	72,323
Total Current Assets	1,319,267	1,483,353
Property and equipment, net	172,524	158,638
Long-term investments ($6,306 and $17,287 restricted at December 31, 2016 and December 31, 2017, respectively)	7,760	17,287
Deferred income taxes	3,125	813
Other long-term assets	12,725	22,567
Goodwill	742,054	1,006,288
Other intangible assets, net	186,232	268,288
Total Assets	$2,443,687	$2,957,234
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95,635	$74,300
Accrued liabilities	202,176	193,635
Short-term contingent consideration	9,354	6,892
Medical claims payable	184,136	327,625
Other medical liabilities	197,856	177,002
Current debt and capital lease obligations	403,693	112,849
Total Current Liabilities	1,092,850	892,303
Long-term debt and capital lease obligations	214,686	740,888
Deferred income taxes	—	12,298
Tax contingencies	13,981	14,226
Long-term contingent consideration	1,799	1,925
Deferred credits and other long-term liabilities	15,882	19,100
Total Liabilities	1,339,198	1,680,740
Redeemable non-controlling interest	4,770	—
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2016 and December 31, 2017-Issued and outstanding-none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2016 and December 31, 2017-Issued and outstanding-51,993 and 23,517 shares at December 31, 2016, respectively, and 52,973 and 24,202 shares at December 31, 2017, respectively	520	530
Other Stockholders’ Equity:
Additional paid-in capital	1,186,283	1,274,811
Retained earnings	1,289,288	1,399,495
Accumulated other comprehensive loss	(175)	(380)
Treasury stock, at cost, 28,476 and 28,771 shares at December 31, 2016 and December 31, 2017, respectively	(1,376,197)	(1,397,962)
Total Stockholders’ Equity	1,099,719	1,276,494
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,443,687	$2,957,234

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2015	2016	2017
Net revenue:
Managed care and other	$3,197,645	$2,902,942	$3,479,182
PBM and dispensing	1,399,755	1,933,942	2,359,401
Total net revenue	4,597,400	4,836,884	5,838,583
Costs and expenses:
Cost of care	2,274,755	1,882,614	2,413,770
Cost of goods sold	1,321,877	1,818,720	2,211,910
Direct service costs and other operating expenses (1)(2)(3)	822,392	876,612	941,883
Depreciation and amortization	102,844	106,046	115,706
Interest expense	6,581	10,193	25,977
Interest and other income	(2,165)	(2,818)	(5,887)
Total costs and expenses	4,526,284	4,691,367	5,703,359
Income before income taxes	71,116	145,517	135,224
Provision for income taxes	42,409	69,728	25,083
Net income	28,707	75,789	110,141
Less: net loss attributable to non-controlling interest	(2,706)	(2,090)	(66)
Net income attributable to Magellan	$31,413	$77,879	$110,207
Net income attributable to Magellan per common share:
Basic (See Note 6—"Stockholders' Equity")	$1.26	$3.36	$4.72
Diluted (See Note 6—"Stockholders' Equity")	$1.21	$3.22	$4.51

(1)	Includes stock compensation expense of $50,384, $37,422 and $39,116 for the years ended December 31, 2015, 2016 and 2017, respectively.
(2)	Includes changes in fair value of contingent consideration of $44,257, $(104) and $696 for the years ended December 31, 2015, 2016 and 2017, respectively.
(3)	Includes impairment of intangible assets of $4,800 for the year ended December 31, 2016.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2015	2016	2017
Net income	$28,707	$75,789	$110,141
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities (1)	(119)	87	(205)
Comprehensive income	28,588	75,876	109,936
Less: comprehensive loss attributable to non-controlling interest	(2,706)	(2,090)	(66)
Comprehensive income attributable to Magellan	$31,294	$77,966	$110,002

(1)	Net of income tax (benefit) expense of $(68), $51 and $(8) for the years ended December 31, 2015, 2016 and 2017, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2014	50,085	$501	(23,150)	$(1,064,963)	$1,018,266	$1,179,897	$(143)	$1,133,558
Stock compensation expense	—	—	—	—	50,384	—	—	50,384
Exercise of stock options	1,140	11	—	—	54,079	—	—	54,090
Tax benefit from exercise of stock options and vesting of stock awards	—	—	—	—	3,530	—	—	3,530
Issuance of equity	115	1	—	—	408	—	—	409
Repurchase of stock	—	—	(3,498)	(204,428)	—	—	—	(204,428)
Adjustment to additional paid in capital due to reversal of tax contingency	—	—	—	—	32	—	—	32
Adjustment to non-controlling interest	—	—	—	—	(2,686)	—	—	(2,686)
Net income attributable to Magellan	—	—	—	—	—	31,413	—	31,413
Other comprehensive loss—other	—	—	—	—	—	—	(119)	(119)
Balance at December 31, 2015	51,340	513	(26,648)	(1,269,391)	1,124,013	1,211,310	(262)	1,066,183
Stock compensation expense	—	—	—	—	37,422	—	—	37,422
Exercise of stock options	494	6	—	—	24,542	—	—	24,548
Adjustment due to adoption of ASU 2016-09	—	—	—	—	—	99	—	99
Issuance of equity	159	1	—	—	1,229	—	—	1,230
Repurchase of stock	—	—	(1,828)	(106,806)	—	—	—	(106,806)
Adjustment to non-controlling interest	—	—	—	—	(923)	—	—	(923)
Net income attributable to Magellan	—	—	—	—	—	77,879	—	77,879
Other comprehensive income—other	—	—	—	—	—	—	87	87
Balance at December 31, 2016	51,993	520	(28,476)	(1,376,197)	1,186,283	1,289,288	(175)	1,099,719
Stock compensation expense	—	—	—	—	39,116	—	—	39,116
Exercise of stock options	831	8	—	—	44,347	—	—	44,355
Issuance of equity	149	2	—	—	361	—	—	363
Repurchase of stock	—	—	(295)	(21,765)	—	—	—	(21,765)
Adjustment to non-controlling interest	—	—	—	—	4,704	—	—	4,704
Net income attributable to Magellan	—	—	—	—	—	110,207	—	110,207
Other comprehensive loss—other	—	—	—	—	—	—	(205)	(205)
Balance at December 31, 2017	52,973	$530	(28,771)	$(1,397,962)	$1,274,811	$1,399,495	$(380)	$1,276,494

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2015	2016	2017
Cash flows from operating activities:
Net income	$28,707	$75,789	$110,141
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	102,844	106,046	115,706
Non-cash impairment of intangible assets	—	4,800	—
Non-cash interest expense	399	565	4,757
Non-cash stock compensation expense	50,384	37,422	39,116
Non-cash income tax (benefit) provision	(26,999)	4,710	(30,981)
Non-cash amortization on investments	7,118	5,238	3,924
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(52,394)	(134,089)	(40,910)
Pharmaceutical inventory	(11,374)	(8,246)	17,605
Other assets	4,149	(13,900)	(4,565)
Accounts payable and accrued liabilities	(36,043)	52,470	(84,445)
Medical claims payable and other medical liabilities	36,187	(8,042)	26,235
Contingent consideration	55,035	(51,205)	696
Tax contingencies	(1,021)	673	1,681
Deferred credits and other long-term liabilities	294	(5,584)	3,218
Other	171	52	95
Net cash provided by operating activities	157,457	66,699	162,273
Cash flows from investing activities:
Capital expenditures	(71,584)	(60,881)	(57,232)
Acquisitions and investments in businesses, net of cash acquired	(55,818)	(199,237)	(232,403)
Purchase of investments	(470,093)	(478,477)	(449,873)
Maturity of investments	404,308	494,256	423,118
Net cash used in investing activities	(193,187)	(244,339)	(316,390)
Cash flows from financing activities:
Proceeds from issuance of debt	—	375,000	1,041,736
Payments to acquire treasury stock	(206,044)	(106,806)	(21,765)
Proceeds from exercise of stock options and warrants	53,493	25,145	44,355
Payments on debt and capital lease obligations	(17,038)	(20,891)	(803,393)
Payments on contingent consideration	(20,762)	(40,559)	(3,032)
Tax benefit from exercise of stock options and vesting of stock awards	4,073	—	—
Other	409	1,230	(9,560)
Net cash (used in) provided by financing activities	(185,869)	233,119	248,341
Net (decrease) increase in cash and cash equivalents	(221,599)	55,479	94,224
Cash and cash equivalents at beginning of period	470,628	249,029	304,508
Cash and cash equivalents at end of period	$249,029	$304,508	$398,732

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

1. General

Basis of Presentation

The consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Overview

The Company is a leader within the healthcare management business, and is focused on delivering innovative specialty solutions for the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits, and other specialty carve-out areas of healthcare. The Company develops innovative solutions that combine advanced analytics, agile technology and clinical excellence to drive better decision making, positively impact members’ health outcomes and optimize the cost of care for the customers we serve. The Company provides services to health plans and other managed care organizations (“MCOs”), employers, labor unions, various military and governmental agencies and third party administrators (“TPAs”). Magellan operates three segments: Healthcare, Pharmacy Management and Corporate.

Healthcare

The Healthcare segment is comprised of two reporting units – Commercial and Government.

The Commercial reporting unit’s customers include health plans, accountable care organizations (“ACOs”), and employers for whom Magellan provides carve-out management services for behavioral health, employee assistance plans (“EAP”), and other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac, and physical medicine. These management services are applied to a health plan’s or ACO’s entire book of business including commercial, Medicaid and Medicare members or targeted complex populations basis.

The Government reporting unit contracts with local, state and federal governmental agencies to provide services to recipients under Medicaid, Medicare and other government programs. Currently these management services include behavioral health and EAP. The management of total medical cost, as well as long term support services, for special populations is delivered through Magellan Complete Care (“MCC”). These special populations include individuals with serious mental illness (“SMI”), dual eligibles, aged, blind and disabled (“ABD”) and other populations with unique and often complex healthcare needs.

Magellan’s coordination and management of these healthcare and long term support services are provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals, skilled nursing facilities, home care agencies and ancillary service providers. This network of credentialed providers is integrated with clinical and quality improvement programs to improve access to care and enhance the healthcare experience for individuals in need of care, while at the same time making the cost of these services more affordable for our customers. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non‑medical counseling under certain government contracts.

The Company provides its Healthcare management services primarily through: (i) risk‑based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month fee, or  (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume full responsibility for the cost of the treatment services, in exchange for an administrative fee and, in some instances, a gain share.

Pharmacy Management

The Pharmacy Management segment (“Pharmacy Management”) is comprised of products and solutions that provide clinical and financial management of pharmaceuticals paid under both the medical and the pharmacy benefit. Pharmacy Management’s services include: (i) pharmacy benefit management (“PBM”) services; (ii) pharmacy benefit administration (“PBA”) for state Medicaid and other government sponsored programs; (iii) pharmaceutical dispensing operations; (iv) clinical and formulary management programs; (v) medical pharmacy management programs; and (vi) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement.

These services are available individually, in combination, or in a fully integrated manner. The Company markets its pharmacy management services to health plans, employers, third party administrators, managed care organizations, state governments, Medicare Part D, and other government agencies, exchanges, brokers and consultants. In addition, the Company will continue to upsell its pharmacy products to its existing customers and market its pharmacy solutions to the Healthcare customer base.

Pharmacy Management contracts with its customers for services using risk‑based, gain share or ASO arrangements. In addition, Pharmacy Management provides services to the Healthcare segment for its MCC business.

Corporate

This segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the performance obligations and licensing implementation guidance of ASU 2014-09. In July 2015, the FASB deferred the effective date of ASU 2014-09. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which amends various aspects of ASU 2014-09. The amendments of ASU 2014-09, along with the subsequent updates and clarifications collectively known as Accounting Standard Codification 606 (“ASC 606”), are effective for annual and interim reporting periods of public entities beginning after December 15, 2017. The Company intends to adopt ASC 606 on a modified retrospective basis. The Company has completed preliminary reviews of each revenue stream and is assessing the impact of adoption under ASC 606. Within the PBM and dispensing revenue streams, exclusive of Medicare Part D, the Company has substantially completed its review under the new standard and determined that ASC 606 will not have a material impact on the Company’s consolidated results of operations, financial position and cash flows. Within the managed care and other revenue streams, the Company continues to assess the potential impact.  At this time, the Company has not identified a material impact of adoption, however, the Company has also not completed its review of the impact on interim reporting. Based on further analysis, the Company determined there will be no impact to the recognition of the Patient Protection and Affordable Care Act health insurer fee (“HIF”) revenue under ASC 606 and it will not have a cumulative effect adjustment related to HIF upon the adoption of ASC 606.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The amendments in this ASU require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate this ASU will have a material impact on the Company’s consolidated results of operation, financial positions and cash flows.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in this ASU clarify whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate this ASU will have a material impact on the Company’s consolidated results of operation, financial positions and cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this ASU include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate this ASU will have a material impact on the Company’s consolidated results of operation, financial positions and cash flows.

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

Managed Care and Other Revenue

Managed Care Revenue.  Managed care revenue, inclusive of revenue from the Company’s risk, EAP and ASO contracts, is recognized over the applicable coverage period on a per member basis for covered members. The Company is paid a per member fee for all enrolled members, and this fee is recorded as revenue in the month in which members are entitled to service. The Company adjusts its revenue for retroactive membership terminations, additions and other changes, when such adjustments are identified, with the exception of retroactivity that can be reasonably estimated. The impact of retroactive rate amendments is generally recorded in the accounting period in which terms to the amendment are finalized, and that the amendment is executed. Any fees paid prior to the month of service are recorded as deferred revenue. Managed care revenues approximated $2.7 billion, $2.3 billion and $2.7 billion for the years ended December 31, 2015, 2016 and 2017, respectively.

Fee‑For‑Service, Fixed Fee and Cost‑Plus Contracts.  The Company has certain contracts with customers under which the Company recognizes revenue as services are performed and as costs are incurred. This includes revenues received in relation to the HIF fee billed on a cost reimbursement basis. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the HIF fee, suspending its application for 2017. Revenues from these contracts approximated $342.0 million, $503.2 million and $604.3 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Rebate Revenue.  The Company administers a rebate program for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Each period, the Company estimates the total rebates earned based on actual volumes of pharmaceutical purchases by the Company’s clients, as well as historical and/or anticipated sharing percentages. The Company earns fees based upon the volume of rebates generated for its clients. The Company does not record as rebate revenue any rebates that are passed through to its clients. Total rebate revenues for the years ended December 31, 2015, 2016 and 2017 approximated $88.7 million, $85.4 million and $91.9 million, respectively.

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

PBM and Dispensing Revenue

Pharmacy Benefit Management Revenue.  The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co‑payments collected by the pharmacy and any associated administrative fees, when claims are adjudicated. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co‑payments) as it is acting as the principal in the arrangement and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client’s members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. PBM revenues approximated $1.2 billion, $1.5 billion and $1.7 billion for the years ended December 31, 2015, 2016 and 2017, respectively.

Dispensing Revenue.  The Company recognizes dispensing revenue, which includes the co‑payments received from members of the health plans the Company serves, when the specialty pharmaceutical drugs are shipped. At the time of shipment, the earnings process is complete; the obligation of the Company’s customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund. Revenues from the dispensing of specialty pharmaceutical drugs on behalf of health plans approximated $211.6 million, $221.8 million and $206.0 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Medicare Part D.    The Company is contracted with the Centers for Medicare and Medicaid (“CMS”) as a Prescription Drug Plan (“PDP”) to provide prescription drug benefits to Medicare beneficiaries. Net revenues include premiums earned by the PDP, which includes a direct premium paid by CMS and a beneficiary premium paid by the PDP member. In cases of low-income members, the beneficiary premium may be subsidized by CMS. The Company recognizes premium revenues on a monthly basis on a per member basis for covered members. In addition to these premiums, net revenue includes certain payments from the members based on the members’ actual prescription claims, including co-payments, coverage gap benefits, deductibles and co-insurance (collectively, “Member Responsibilities”). The Company receives a prospective subsidy payment from CMS each month to subsidize a portion of the Member Responsibilities for low-income members. If the prospective subsidy differs from actual prescription claims, the difference is recorded as either a receivable or payable on the consolidated balance sheets. The Company assumes no risk for the Member Responsibilities, including the portion subsidized by CMS. The Company recognizes revenues for Member Responsibilities, including the portion subsidized by CMS, on a gross basis as claims are adjudicated. CMS also provides an annual risk corridor adjustment which compares the Company’s actual drug costs incurred to the premiums received. Based on the risk corridor adjustment, the Company may receive additional premiums from CMS or may be required to refund CMS a portion of previously received premiums. The Company calculates the risk corridor adjustment on a quarterly basis and the amount is included in net revenues with a corresponding receivable or payable on the consolidated balance sheets. Medicare Part D revenues approximated $272.8 million and $511.0 million for the years ended December 31, 2016 and 2017, respectively, including co-payments, which are included in PBM revenues above, of $31.0 million and $70.6 million for the years ended December 31, 2016 and 2017, respectively. As of December 31, 2016 and 2017, the Company had $117.5 million and $131.5 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business.

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has a contract with the State of Florida to provide integrated healthcare services to Medicaid enrollees in the state of Florida (“the Florida Contract”). The Florida Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contracts generated net revenues of $439.5 million, $548.7 million and $605.9 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Through December 31, 2015, the Company provided behavioral healthcare management and other related services to members in the state of Iowa pursuant to contracts with the State of Iowa (the “Iowa Contracts”). The Iowa Contracts terminated on December 31, 2015. The Iowa Contracts generated net revenues of $530.3 million and $13.5 million for the years ended December 31, 2015 and 2016, respectively.

Customers exceeding ten percent of segment net revenues

In addition to the Florida Contract and Iowa Contracts previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2015, 2016 and 2017 (in thousands):

Segment	Term Date	2015	2016		2017

Healthcare
None

Pharmacy Management
Customer A	December 31, 2016 (1)	$324,809	$264,152		$4,764	*
Customer B	March 31, 2019	—	152,218	*	346,405

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

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $395.7 million, $461.6 million and $490.0 million for the years ended December 31, 2015, 2016 and 2017, respectively. Net revenues from members in relation to its contract with CMS in aggregate totaled $272.8 million and $511.0 million for the years ended December 31, 2016 and 2017, respectively. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $164.3 million, $252.5 million, and $341.5 million for the years ended December 31, 2015, 2016 and 2017, respectively.

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

Income Taxes

The Company files a consolidated federal income tax return with most of its eighty-percent or more controlled subsidiaries. The Company previously filed separate consolidated federal income tax returns for AlphaCare of New York, Inc. (“AlphaCare”) and its parent, AlphaCare Holdings, Inc. (“AlphaCare Holdings”). During 2017, AlphaCare and AlphaCare Holdings became members of the Magellan federal consolidated group. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

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

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non‑deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the HIF fee, suspending its application for 2017. The HIF fee went back into effect for 2018, however, on January 23, 2018 the United States Congress passed the Continuing Resolution which imposed another one-year moratorium on the HIF fee, suspending its application for 2019. For 2015 and 2016, the HIF fees were $26.5 million and $26.5 million, respectively, which have been paid and which are included in direct service costs and other operating expenses in the consolidated statements of income.

Cash and Cash Equivalents

Cash equivalents are short‑term, highly liquid interest‑bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At December 31, 2017, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $143.9 million are included in cash and cash equivalents.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2016 and 2017 were as follows (in thousands):

	2016	2017
Restricted cash and cash equivalents	$81,776	$229,013
Restricted short-term investments	227,795	219,111
Restricted deposits (included in other current assets)	38,785	41,121
Restricted long-term investments	6,306	17,287
Total	$354,662	$506,532

The Company’s equity in restricted net assets of consolidated subsidiaries represented approximately 27% of the Company’s consolidated stockholder’s equity as of December 31, 2017 and consisted of net assets of the Company which were restricted as to transfer to Magellan in the form of cash dividends, loans or advances under regulatory restrictions.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2016 and 2017 (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$177,495	$—	$177,495
Investments:
U.S. Government and agency securities	5,817	—	—	5,817
Obligations of government-sponsored enterprises (2)	—	25,767	—	25,767
Corporate debt securities	—	272,219	—	272,219
Certificates of deposit	—	1,450	—	1,450
Total assets held at fair value	$5,817	$476,931	$—	$482,748

Liabilities
Contingent consideration	$—	$—	$11,153	$11,153
Total liabilities held at fair value	$—	$—	$11,153	$11,153

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$284,064	$—	$284,064
Investments:
U.S. Government and agency securities	28,231	—	—	28,231
Obligations of government-sponsored enterprises (2)	—	22,088	—	22,088
Corporate debt securities	—	269,788	—	269,788
Taxable municipal bonds	—	5,000	—	5,000
Certificates of deposit	—	2,758	—	2,758
Total assets held at fair value	$28,231	$583,698	$—	$611,929

Liabilities
Contingent consideration	$—	$—	$8,817	$8,817
Total liabilities held at fair value	$—	$—	$8,817	$8,817

(1)	Excludes $127.0 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $114.7 million of cash held in bank accounts by the Company.

For the years ended December 31, 2016 and 2017, the Company did not transfer any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $409.2 million as of December 31, 2017 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $345.6 million as of December 31, 2017 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

As of December 31, 2016 and 2017, the Company estimated undiscounted future contingent payments of $12.7 million and $9.9 million, respectively. The net decrease was mainly due to payments made in 2017 and changes in operational forecasts and probabilities of payment. As of December 31, 2017, the aggregate amounts and projected dates of future potential contingent consideration payments were $7.2 million in 2018 and $2.7 million in 2020.

As of December 31, 2016, the fair value of the short-term and long-term contingent consideration was $9.4 million and $1.8 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of December 31, 2017, the fair value of the short-term and long-term contingent consideration was $6.9 million and $1.9 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $(0.1) million and $0.7 million for the years ended December 31, 2016 and 2017, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of income. The increases during 2017 were mainly a result of changes in present value and the estimated undiscounted liability.

The following table summarizes the Company’s liability for contingent consideration (in thousands):

	December 31,	December 31,
	2016	2017
Balance as of beginning of period	$92,426	$11,153
Acquisition of TMG	2,244	—
Acquisition of AFSC	8,247	—
Changes in fair value	(104)	696
Payments	(91,660)	(3,032)
Balance as of end of period	$11,153	$8,817

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

As of December 31, 2016 and 2017, there were no material unrealized losses that the Company believed to be other‑than‑temporary. No realized gains or losses were recorded for the years ended December 31, 2015, 2016, or 2017. The following is a summary of short-term and long-term investments at December 31, 2016 and 2017 (in thousands):

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$5,832	$—	$(15)	$5,817
Obligations of government-sponsored enterprises (1)	25,779	2	(14)	25,767
Corporate debt securities	272,479	1	(261)	272,219
Certificates of deposit	1,450	—	—	1,450
Total investments at December 31, 2016	$305,540	$3	$(290)	$305,253

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$28,313	$—	$(82)	$28,231
Obligations of government-sponsored enterprises (1)	22,139	—	(51)	22,088
Corporate debt securities	270,154	1	(367)	269,788
Taxable municipal bonds	5,000	—	—	5,000
Certificates of deposit	2,758	—	—	2,758
Total investments at December 31, 2017	$328,364	$1	$(500)	$327,865

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

The maturity dates of the Company’s investments as of December 31, 2017 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2018	$310,989	$310,578
2019	17,375	17,287
Total investments at December 31, 2017	$328,364	$327,865

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

Pharmaceutical Inventory

Pharmaceutical inventory consists solely of finished goods (primarily prescription drugs) and is stated at the lower of first‑in first‑out, cost, or market.

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

Property and Equipment

Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes costs incurred to develop internal‑use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight‑line basis over the estimated useful lives of the assets, which is generally two to ten years for building improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal‑use software. The net capitalized internal use software as of December 31, 2016 and 2017 was $88.2 million and $79.6 million, respectively. Depreciation expense was $73.4 million, $75.3 million and $76.5 million for the years ended December 31, 2015, 2016 and 2017, respectively. Included in depreciation expense for the years ended December 31, 2015, 2016 and 2017 was $45.6 million, $47.6 million and $49.5 million, respectively, related to capitalized internal-use software.

Property and equipment, net, consisted of the following at December 31, 2016 and 2017 (in thousands):

	2016	2017
Building improvements	$16,817	$17,974
Equipment	204,743	204,632
Capital leases - property	26,945	26,945
Capital leases - equipment	14,729	18,183
Capitalized internal-use software	446,619	486,013
	709,853	753,747
Accumulated depreciation	(537,329)	(595,109)
Property and equipment, net	$172,524	$158,638

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

Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company’s reporting units with goodwill as of December 31, 2017 comprised of Commercial, Government and Pharmacy Management.

The fair values of the Commercial (a component of the Healthcare segment), Government (a component of the Healthcare segment) and Pharmacy Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

Goodwill for each of the Company’s reporting units with goodwill at December 31, 2016 and 2017 was as follows (in thousands):

	2016	2017
Commercial	$242,255	$242,255
Government	108,321	368,612
Pharmacy Management	391,478	395,421
Total	$742,054	$1,006,288

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2017 are reflected in the table below (in thousands):

	2016	2017
Balance as of beginning of period	$621,390	$742,054
Acquisition of AFSC	76,736	—
Acquisition of Veridicus	30,705	1,647
Acquisition of SWH	—	260,139
Other acquisitions and measurement period adjustments	13,223	2,448
Balance as of end of period	$742,054	$1,006,288

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

The following is a summary of intangible assets at December 31, 2016 and 2017, and the estimated useful lives for such assets (in thousands, except useful lives):

	December 31, 2016
					Weighted Avg		Gross		Net
	Original				Remaining		Carrying	Accumulated	Carrying
Asset	Useful Life				Useful Life		Amount	Amortization	Amount
Customer agreements and lists	2.5	to	18	years	6.4	years	$357,708	$(181,588)	$176,120
Provider networks and other	1	to	16	years	4.3	years	18,240	(12,008)	6,232
Trade names	indefinite				indefinite		3,880	—	3,880
							$379,828	$(193,596)	$186,232

	December 31, 2017
					Weighted Avg		Gross		Net
	Original				Remaining		Carrying	Accumulated	Carrying
Asset	Useful Life				Useful Life		Amount	Amortization	Amount
Customer agreements and lists	2.5	to	18	years	5.3	years	$441,346	$(218,335)	$223,011
Provider networks and other	1	to	16	years	3.0	years	25,410	(14,433)	10,977
Trade names and licenses	indefinite				indefinite		34,300	—	34,300
							$501,056	$(232,768)	$268,288

Amortization expense was $29.4 million, $30.7 million and $39.2 million for the years ended December 31, 2015, 2016 and 2017, respectively. The Company estimates amortization expense will be $48.6 million, $48.3 million, $46.8 million, $43.7 million and $25.2 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

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

The IBNR portion of medical claims payable is estimated based on past claims payment experience for member groups, enrollment data, utilization statistics, authorized healthcare services and other factors. This data is incorporated into contract‑specific actuarial reserve models and is further analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Factors that affect estimated completion factors include benefit changes, enrollment changes, shifts in product mix, seasonality influences, provider reimbursement changes, changes in claims inventory levels, the speed of claims processing and changes in paid claim levels. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for any month with a completion factor that is less than 70 percent are generally not projected from historical completion and payment patterns; rather they are projected by estimating claims expense based on recent monthly estimated cost incurred per member per month times membership, taking into account seasonality influences, benefit changes and healthcare trend levels, collectively considered to be “trend factors.” For new contracts, the Company estimates IBNR based on underwriting data until it has sufficient data to utilize these methodologies.

Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company’s assumptions in estimating such liabilities are significantly different than actual results, the Company’s results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2015, 2016 and 2017 (in thousands):

	2015	2016	2017
Claims payable and IBNR, beginning of period	$278,803	$253,299	$188,618
Cost of care:
Current year	2,297,255	1,892,914	2,421,270
Prior years(3)	(22,500)	(10,300)	(7,500)
Total cost of care	2,274,755	1,882,614	2,413,770
Claim payments and transfers to other medical liabilities(1):
Current year	2,077,729	1,733,310	2,210,346
Prior years	222,530	213,985	161,798
Total claim payments and transfers to other medical liabilities	2,300,259	1,947,295	2,372,144
Acquisition of SWH	—	—	96,398
Claims payable and IBNR, end of period	253,299	188,618	326,642
Withhold (receivables) payable, end of period(2)	(2,850)	(4,482)	983
Medical claims payable, end of period	$250,449	$184,136	$327,625

(1)	For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company’s results of operations for such periods.
(2)	Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.
(3)

Favorable development in 2015, 2016 and 2017 was $22.5 million, $10.3 million and $7.5 million, respectively, and was mainly related to lower medical trends and faster claims completion than originally assumed.

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

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2017; however, actual claims payments may differ from established estimates.

Other medical liabilities consist primarily of amounts payable to pharmacies for claims that have been adjudicated by the Company but not yet paid and “profit share” payables under certain risk-based contracts. Under a contract with profit share provisions, if the cost of care is below certain specified levels, the Company will “share” the cost savings with the customer at the percentages set forth in the contract. In addition, certain contracts include provisions to provide the Company additional funding if the cost of care is above the specified levels. Other medical liabilities also include “reinvestment” payables under certain managed healthcare contracts with Medicaid customers. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to “reinvest” such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs.

Accrued Liabilities

As of December 31, 2016 and 2017, the only individual current liability that exceeded five percent of total current liabilities related to accrued employee compensation liabilities of $76.1 million and $45.6 million, respectively.

Net Income per Common Share attributable to Magellan

Net income per common share attributable to Magellan is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 6—“Stockholders’ Equity”).

Redeemable Non‑Controlling Interest

As of December 31, 2016 the Company held an equity interest of approximately 84% in AlphaCare Holdings. The other shareholders of AlphaCare Holdings had the right to exercise put options requiring the Company to purchase all or any portion of the remaining shares. In addition, the Company had the right to purchase all remaining shares. Non‑controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non‑controlling interests. Redeemable non‑controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders’ equity on the Company’s consolidated balance sheet at the greater of the initial carrying amount adjusted for the non‑controlling interest’s share of net income or loss, or at its redemption value. The carrying value of the non-controlling interests as of December 31, 2016 was $4.8 million.  During 2017, the Company exercised its right to acquire the remaining shares. The redemption value for the remaining shares at the time of exercise was zero. The carrying value at the time of exercise was $4.7 million, which was reclassified to additional paid-in capital.

Stock Compensation

At December 31, 2016 and 2017, the Company had equity-based employee incentive plans, which are described more fully in Note 6—“Stockholders’ Equity”. In addition, the Company issued restricted stock awards associated with the Armed Forces Services Corporation (“AFSC”) acquisition, which are also described more fully in Note 6—“Stockholders’ Equity”. The Company uses the Black‑Scholes‑Merton formula to estimate the fair value of substantially all stock options granted to employees, and recorded stock compensation expense of $50.4 million, $37.4 million and $39.1 million for the years ended December 31, 2015, 2016 and 2017, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2015, 2016 and 2017 is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of zero to four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight‑line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period.

3. Acquisitions

Acquisition of SWH Holdings, Inc.

Pursuant to the July 13, 2017 Agreement and Plan of Merger (“the SWH Agreement”), on October 31, 2017 the Company acquired (the “SWH Acquisition”) all of the outstanding equity interests of SWH Holdings, Inc. (“SWH”). SWH is a healthcare company focused on serving complex, high-risk populations, providing Medicare and Medicaid dual-eligible benefits to members in Massachusetts and New York.

As consideration for the Acquisition, Magellan Healthcare paid $400.0 million in cash, inclusive of a $10.0 million payment based on SWH’s Medicare plan in Massachusetts receiving a Centers for Medicare & Medicaid Services 2018 Star Rating of at least 4, subject to adjustments as provided in the SWH Agreement.

The Company will report the results of operations of SWH in its Healthcare segment. The consolidated statements of income include total revenues and Segment Profit for SWH of $186.6 million and $9.5 million, respectively, for the two months subsequent to the acquisition.

The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $124.1 million, consisting of customer contracts in the amount of $86.5 million, which is being amortized over four to six years, trade name in the amount of $30.0 million, which has an indefinite life, provider networks in the amount of $7.2 million, which is being amortized over three years, and licenses of $0.4 million, which have an indefinite life. The acquisition resulted in $260.1 million in goodwill related primarily to anticipated synergies and the expanded presence in the managed long-term care (“MLTC”) market. The goodwill is included in the Company’s Government reporting unit. None of the goodwill or identified intangible assets are deductible for tax purposes.

The estimated fair value of SWH assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes $169,397 and $12,669 of cash and accounts receivable, respectively)	$193,542
Property and equipment, net	3,395
Other assets	2,789
Identified intangible assets	124,140
Goodwill	260,139
Total assets acquired	584,005
Liabilities assumed:
Current liabilities (includes $96,398 of medical claims payable)	139,769
Deferred tax liabilities	45,913
Total liabilities assumed	185,682
Net assets acquired	$398,323

The Company’s estimated fair values of SWH’s assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the analyses are completed. In addition, the amount recognized for deferred tax liabilities may be impacted by the determination of these items. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

As of December 31, 2017, the Company established a working capital receivable of $0.3 million that was reflected as a reduction to the transaction price.

In connection with the SWH acquisition, the Company incurred $1.0 million of acquisition related costs that were expensed during the year ended December 31, 2017. These costs are included within direct service costs and other operating expenses in the accompanying consolidated statements of income.

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

During the year ended December 31, 2017, the Company made net measurement period adjustments of $2.3 million to increase the goodwill related to the Veridicus acquisition. The measurement period adjustments included a decrease to the customer contracts identified intangible assets of $2.9 million, partially offset by other measurement period adjustments of $0.6 million.

Acquisition of AFSC

Pursuant to the May 15, 2016 share purchase agreement (the “AFSC Agreement”) with AFSC, on July 1, 2016 the Company acquired all of the outstanding equity interests of AFSC (the “AFSC Acquisition”). AFSC has extensive experience providing and managing behavioral health and specialty services to various agencies of the federal government, including all five branches of the U.S. Armed Forces.

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

As of December 31, 2017, the Company had a working capital receivable of $3.9 million.

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

Pro Forma Financial Information

The following unaudited supplemental pro forma financial information represents the Company’s consolidated results of operations for the year ended December 31, 2016 as if the acquisition of Senior Whole Health had occurred on January 1, 2016, and for the year ended December 31, 2017, as if the acquisition of Senior Whole Health had occurred on January 1, 2017, in all cases after giving effect to certain adjustments including interest income, depreciation, and amortization.

Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of Senior Whole Health occurred on January 1, 2016 and 2017 (in thousands, expect per share amount):

	Year Ended
	December 31,
	2016	2017
	(unaudited)	(unaudited)

Net revenue	$5,617	$6,685
Net income attributable to Magellan	$86	$117
Income per common share attributable to Magellan
Basic	$3.72	$5.02
Diluted	$3.57	$4.79

4. Benefit Plans

The Company has a defined contribution retirement plan (the “401(k) Plan”). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service (“IRS”) deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee’s contribution up to 6 percent of their annual compensation. The Company recognized $9.6 million, $11.1 million and $12.7 million of expense for the years ended December 31, 2015, 2016 and 2017, respectively, for matching contributions to the 401(k) Plan.

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

Terminated Credit Agreements

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

On January 10, 2017, the Company entered into a Credit Agreement with various lenders that provided for a $200.0 million delayed draw term loan (the “2017 Term Loan”) to Magellan Pharmacy Services, Inc. (the “2017 Credit Facility”). The 2017 Credit Facility was guaranteed by substantially all of the non-regulated subsidiaries of the Company and was scheduled to mature on December 29, 2017. Upon consummation of the Refinancing (as defined below) on September 22, 2017, the 2017 Credit Facility was terminated. During the period the 2017 Term Loan was outstanding, from January 10, 2017 through September 22, 2017, the weighted average interest rate was approximately 2.691 percent.

Active Credit Agreements

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. During the period the term loan was outstanding, from September 22, 2017 through December 31, 2017, the weighted average interest rate was approximately 2.827 percent.

As of December 31, 2017, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2018—$17.5 million; 2019—$17.5 million; 2020—$17.5 million; 2021—$17.5 million; and 2022—$275.6 million. The Company had $33.7 million letters of credit outstanding issued under credit facilities at December 31, 2016. Beginning in April 2016, due to the timing of working capital needs, the Company had periodically borrowed from the revolving loan under the 2014 Credit Facility. The revolving loan borrowings had been in the form of Eurodollar rate loans and totaled $175.0 million at December 31, 2016, which were settled during the period from January 1, 2017 through September 22, 2017. At December 31, 2017, the Company had no revolving loan borrowings, resulting in a borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt and capital lease obligations as of December 31, 2016 and December 31, 2017 are deferred loan issuance costs of $1.4 million and $6.6 million, respectively.

The 2017 Credit Agreement contains covenants that limit management’s discretion in operating the Company’s business by restricting or limiting the Company’s ability, among other things, to:

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

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had $26.5 million of letters of credit outstanding at December 31, 2017 under the L/C Agreement.

Capital Lease Obligations

There were $26.0 million and $22.9 million of capital lease obligations at December 31, 2016 and December 31, 2017, respectively. The Company’s capital lease obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of capital leased assets was $41.7 million and $45.1 million at December 31, 2016 and 2017, respectively.

6. Stockholders’ Equity

Stock Compensation

At December 31, 2016 and 2017, the Company had equity-based employee incentive plans. Prior to May 18, 2016, the Company utilized the 2011 Management Incentive Plan (the “2011 MIP”), 2008 Management Incentive Plan (the “2008 MIP”) and 2006 Directors’ Equity Compensation Plan (collectively the “Preexisting Plans”) for grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock appreciation rights, to provide incentives to officers, employees and non-employee directors.

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

The 2016 MIP provides for awards of stock options, RSAs, RSUs, performance-based restricted stock units (“PSUs”), stock appreciation rights, cash‑denominated awards and any combination of the foregoing. A RSU is a notional account representing the right to receive a share of the Company’s Common Stock (or, at the Company’s option, cash in lieu thereof) at some future date. In general, stock options vest ratably on each anniversary over the three years subsequent to grant, and have a ten year life. With the exception of the shares received by the principal owners of Partners Rx, CDMI and AFSC, RSAs generally vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant. The PSUs vest over three years and are subject to market-based conditions. At December 31, 2017, 3,724,939 shares of the Company’s common stock remain available for future grant under the Company’s 2016 MIP.

On February 27, 2014 the board of directors of the Company approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), and the 2014 ESPP was approved by the Company’s shareholders at the 2014 Annual Meeting of Shareholders on May 21, 2014. The 2014 ESPP provides for up to 200,000 shares of the Company’s ordinary common stock, plus the number of shares remaining under the 2011 Employee Stock Purchase Plan, to be issued. During the years ended December 31, 2016 and 2017, 48,815 and 56,426 shares of the Company’s common stock were issued under the employee stock purchase plans, respectively. At December 31, 2017, 72,187 shares of the Company’s common stock remain available for future grant under the Company’s 2014 ESPP.

Stock Options

Summarized information related to the Company’s stock options for the years ended December 31, 2015, 2016 and 2017 is as follows:

	2015		2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	3,321,063	$50.58	2,939,840	$55.13
Granted	1,004,321	62.65	501,960	64.10
Forfeited	(244,658)	60.25	(104,680)	57.23
Exercised	(1,140,886)	47.41	(493,943)	50.60
Outstanding, end of period	2,939,840	55.13	2,843,177	57.42

	2017
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding, beginning of period	2,843,177	$57.42
Granted	525,596	71.35
Forfeited	(79,350)	61.39
Exercised	(831,186)	53.79
Outstanding, end of period	2,458,237	$61.50	7.04	$86,158
Vested and expected to vest at end of period	2,441,446	$61.45	7.04	$85,706
Exercisable, end of period	1,403,228	$57.22	5.92	$55,195

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value (based upon the difference between the Company’s closing stock price on the last trading day of 2017 of $96.55 and the exercise price) for all in‑the‑money options as of December 31, 2017. This amount changes based on the fair market value of the Company’s common stock.

The total pre‑tax intrinsic value of options exercised during the years ended December 31, 2015, 2016 and 2017 was $21.8 million, $9.3 million, and $23.8 million, respectively.

The weighted average grant date fair value per share of substantially all stock options granted during the years ended December 31, 2015, 2016 and 2017 was $13.69, $15.05 and $17.64, respectively, as estimated using the Black‑Scholes‑Merton option pricing model based on the following weighted average assumptions:

	2015		2016		2017
Risk-free interest rate	1.28%		1.16%		1.79%
Expected life	4	years	4	years	4	years
Expected volatility	25.03%		27.75%		27.75%
Expected dividend yield	0.00%		0.00%		0.00%

For the years ended December 31, 2015, 2016 and 2017, expected volatility was based on the historical volatility of the Company’s stock price.

As of December 31, 2017, there was $10.0 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.68 years. The total fair value of options vested during the year ended December 31, 2017 was $8.8 million.

In the year ended December 31, 2015, $4.1 million of benefits of tax deductions in excess of recognized stock compensation expense were realized and as such were reported as financing cash flows. The net change to additional paid‑in capital related to tax benefits (deficiencies) was $3.5 million which primarily consists of the $4.1 million of excess tax benefits offset by $0.6 million of tax deficiencies.

In the year ended December 31, 2016, the net tax benefit from excess tax deductions was $0.8 million, which consists of $1.0 million of excess tax benefits offset by $0.2 million of tax deficiencies. In the year ended December 31, 2017, the net tax benefit from excess tax deductions was $5.6 million, which consists of $5.7 million of excess tax benefits offset by $0.1 million of tax deficiencies. Due to the adoption of ASU 2016-09 in 2016, the net tax benefits reduced income tax expense rather than being recorded as a change in additional paid-in-capital. Consistent with the adoption of this provision, the net tax benefit for the years ended December 31, 2016 and 2017 is reported as an operating cash flow, rather than a financing cash flow.

Restricted Stock Awards

Summarized information related to the Company’s nonvested RSAs for the years ended December 31, 2015, 2016 and 2017 is as follows:

	2015		2016		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	1,626,827	$57.66	1,109,622	$57.88	615,472	$58.71
Awarded (1)	20,115	67.12	77,744	65.52	14,959	70.20
Vested	(537,320)	57.56	(571,894)	58.03	(585,438)	58.33
Forfeited	—	—	—	—	(13,891)	65.97
Outstanding, ending of period	1,109,622	57.88	615,472	58.71	31,102	68.00

(1)	December 31, 2016 includes 60,069 shares associated with the AFSC acquisition.

As of December 31, 2017, there was $1.0 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted‑average period of 0.45 years.

Restricted Stock Units

Summarized information related to the Company’s nonvested RSUs for the years ended December 31, 2015, 2016 and 2017 is as follows:

	2015		2016		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	156,695	$54.88	231,088	$61.53	200,178	$61.65
Awarded	187,272	63.42	51,521	64.87	107,417	68.53
Vested	(79,036)	52.82	(53,839)	63.32	(119,489)	60.38
Forfeited	(33,843)	61.54	(28,592)	63.34	(24,817)	65.87
Outstanding, ending of period	231,088	61.53	200,178	61.65	163,289	66.46

As of December 31, 2017, there was $6.0 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.80 years.

Performance-Based Restricted Stock Units

Summarized information related to the Company’s nonvested PSUs for the years ended December 31, 2015, 2016 and 2017 is as follows:

	2015		2016		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	—	$—	36,938	$85.00	102,977	$93.03
Awarded	43,900	85.00	69,691	97.22	101,989	76.24
Vested	—	—	—	—	—	—
Forfeited	(6,962)	85.00	(3,652)	91.89	(2,651)	87.75
Outstanding, end of period	36,938	85.00	102,977	93.03	202,315	84.63

The PSUs will entitle the grantee to receive a number of shares of the Company’s Common Stock determined over a three-year performance period ending on December 31 of the year prior to the settlement date of the awards, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of PSU awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s Common Stock over the 30 trading days preceding January 1 of the year the awards are scheduled to vest by the average share value of the Company’s Common Stock over the 30 trading days beginning on January 1 of the year the awards were granted, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes companies which comprise the S&P Health Care Services Industry Index, which was selected by the Compensation Committee of the Company’s Board of Directors and includes a range of healthcare companies operating in several business segments.

The weighted average estimated fair value of the PSUs granted in year ended December 31, 2015 was $85.00, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1%, and expected volatility of 15% to 52% (average of 28%). Based on the total shareholder return, the PSUs granted in 2015 will be settled at 180 percent of the shares specified in the grant.

The weighted average estimated fair value of the PSUs granted in the year ended December 31, 2016 was $97.22, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1%, and expected volatility of 16% to 81% (average of 32%).

The weighted average estimated fair value of the PSUs granted in the year ended December 31, 2017 was $76.24, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 1.54%, and expected volatility of 18% to 61% (average of 33%).

As of December 31, 2017, there was $7.7 million of unrecognized stock compensation expense related to nonvested PSUs. This cost is expected to be recognized over a weighted‑average period of 1.42 years.

Net Income per Common Share Attributable to Magellan

The following table reconciles income (numerator) and shares (denominator) used in the Company’s computations of net income per share for the years ended December 31, 2015, 2016 and 2017 (in thousands, except per share data):

	2015	2016	2017
Numerator:
Net income attributable to Magellan	$31,413	$77,879	$110,207
Denominator:
Weighted average number of common shares outstanding—basic	24,865	23,181	23,333
Common stock equivalents—stock options	316	289	530
Common stock equivalents—RSAs	626	593	376
Common stock equivalents—RSUs	33	45	64
Common stock equivalents—PSUs	35	45	134
Common stock equivalents—employee stock purchase plan	2	3	3
Weighted average number of common shares outstanding—diluted	25,877	24,156	24,440
Net income attributable to Magellan per common share—basic	$1.26	$3.36	$4.72
Net income attributable to Magellan per common share—diluted	$1.21	$3.22	$4.51

The weighted average number of common shares outstanding for the years ended December 31, 2015, 2016 and 2017 was calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2015, 2016 and 2017 represent stock options to purchase shares of the Company’s common stock, restricted stock awards, restricted stock units and stock purchased under the ESPP.

For the years ended December 31, 2015, 2016 and 2017, the Company had additional potential dilutive securities outstanding representing 1.3 million, 1.5 million and 0.4 million options, respectively, that were not included in the computation of dilutive securities because they were anti‑dilutive for such periods. Had these shares not been anti‑dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

On October 22, 2014, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2016. On October 21, 2015, the Company reached aggregate purchases of $200 million and the program was completed. Pursuant to this program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

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

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
	2,453,367		$147.0

The Company made no share repurchases from January 1, 2018 through February 23, 2018.

Recent Sales of Unregistered Securities

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

7. Income Taxes

Income Tax Expense

The components of income tax expense (benefit) for the following years ended December 31 were as follows (in thousands):

	2015	2016	2017
Income taxes currently payable:
Federal	$64,227	$59,343	$49,944
State	5,181	5,675	6,120
	69,408	65,018	56,064
Deferred income taxes (benefits):
Federal	(26,573)	3,830	(31,941)
State	(426)	880	960
	(26,999)	4,710	(30,981)
Total income tax expense	$42,409	$69,728	$25,083

Total income tax expense for the years ended December 31 was different from the amount computed using the statutory federal income tax rate of 35 percent for the following reasons (in thousands):

	2015	2016	2017
Income tax expense at federal statutory rate	$24,891	$50,931	$47,328
State income taxes, net of federal income tax benefit	2,158	5,799	4,993
Tax contingencies reversed due to statute closings	(2,223)	(1,632)	(2,044)
Change in valuation allowances	5,174	2,130	(14,973)
Adjustments for Tax Act	—	—	(8,677)
Share-based compensation	165	(232)	(4,724)
Non-deductible HIF fees	9,953	10,204	—
Other-net	2,291	2,528	3,180
Total income tax expense	$42,409	$69,728	$25,083

On December 22, 2017, the President of the United States signed into law the “Tax Cuts and Jobs Act” (the “Tax Act”). The legislation includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The legislation also provides for the acceleration of depreciation on certain assets placed in service after September 27, 2017, as well as prospective changes beginning in 2018, including additional limitations on the deduction of executive compensation.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to determine a reasonable estimate to be included as provisional amounts and provides a measurement period by which the accounting must be completed. The measurement period ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740 but under no circumstances is the measurement period extend beyond one year from the enactment date (i.e. December 22, 2018).

Deferred Income Taxes

The significant components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2016	2017
Deferred tax assets:
Net operating loss carryforwards	$19,727	$13,384
Share-based compensation	14,704	9,639
Other accrued compensation	9,313	6,195
Claims reserves	6,251	4,527
Deferred revenue	4,986	2,606
Other non-deductible accrued liabilities	3,460	5,362
Amortization of goodwill and intangible assets	444	—
Indirect tax benefits	4,396	2,847
Other deferred tax assets	3,858	2,051
Total deferred tax assets	67,139	46,611
Valuation allowances	(17,117)	(2,368)
Deferred tax assets after valuation allowances	50,022	44,243
Deferred tax liabilities:
Depreciation	(41,311)	(22,906)
Amortization of goodwill and intangible assets	—	(29,501)
Other deferred tax liabilities	(5,586)	(3,321)
Total deferred tax liabilities	(46,897)	(55,728)
Net deferred tax assets (liabilities)	$3,125	$(11,485)

The Company did not identify any items for which a reasonable estimate of the income tax effects of the Tax Act could not be determined as of December 31, 2017. However, as a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company re-measured its ending net deferred tax liabilities at December 31, 2017 and recorded a provisional tax benefit of $8.2 million. The Company will continue to analyze the Tax Act and additional technical and interpretive guidance on the Tax Act from the government and will complete its accounting no later than December 22, 2018. Any changes to the tax basis for temporary differences between the estimates in these statements and the 2017 federal return filed by the Company will also result in a corresponding adjustment to the remeasurement of deferred taxes as of the enactment date of the Tax Act.

The Company has $38.8 million of federal net operating loss carryforwards (“NOLs”) available to reduce consolidated taxable income in 2018 and subsequent years. These NOLs (including $37.6 million incurred by AlphaCare prior to its membership in the Magellan consolidated group) will expire in 2018 through 2036 if not used and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs is subject to limitations under the Internal Revenue Code as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any federal NOLs before they expire.  The Company and its subsidiaries also have $93.7 million of NOLs available to reduce state and local taxable income at certain subsidiaries in 2018 and subsequent years. These NOLs will expire in 2018 through 2037 if not used and are subject to examination and adjustment by the respective tax authorities. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any of these state and local NOLs before they expire.

The Company’s valuation allowances against deferred tax assets were $17.1 million and $2.4 million as of December 31, 2016 and 2017, respectively. The allowances at December 31, 2016 mostly related to uncertainties regarding the eventual realization of the AlphaCare federal NOLs and certain state NOLs. The significant decrease in 2017 was due to the reversal of AlphaCare federal NOL allowances as a result of planned restructuring of the Company’s New York operations as a result of the acquisition of SWH.  The combined results are projected to provide sufficient taxable income to utilize AlphaCare’s NOL unrestricted carryforwards. At December 31, 2017, the Company’s remaining valuation allowances primarily related to uncertainties regarding the eventual realization of certain state NOLs.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2015	2016	2017
Balance as of beginning of period	$13,528	$12,597	$13,604
Additions for current year tax positions	3,371	3,274	3,243
Additions for tax positions of prior years	949	141	342
Reductions for tax positions of prior years	(1,807)	(173)	(114)
Reductions due to lapses of applicable statutes of limitations	(3,071)	(2,235)	(2,693)
Reductions due to Tax Act	—	—	(509)
Reductions due to settlements with taxing authorities	(373)	—	(293)
Balance as of end of period	$12,597	$13,604	$13,580

If these unrecognized tax benefits had been realized as of December 31, 2016 and 2017, $9.1 million and $10.7 million, respectively, would have reduced income tax expense.

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

The Company also adjusts these liabilities for unrecognized tax benefits when its judgment changes as a result of the evaluation of new information not previously available. However, the ultimate resolution of a disputed tax position following an examination by a taxing authority could result in a payment that is materially different from that accrued by the Company. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined. However, reversals of unrecognized tax benefits related to deductions for stock compensation in excess of the related book expense are recorded as reductions to deferred tax assets, although prior to the adoption of ASU 2016-09 in 2016 these were recorded as increases in additional paid‑in capital.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2013 expired during 2017. As a result, $3.0 million of tax contingency reserves recorded as of December 31, 2016 were reversed in the current year, of which $2.0 million was reflected as a reduction to income tax expense and $1.0 million as a decrease to deferred tax assets. Additionally, $0.2 million of accrued interest was reversed in 2017 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2014. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2014 could expire during 2018. Up to $2.9 million of unrecognized tax benefits recorded as of December 31, 2017 could be reversed during 2018 as a result of statute expirations, of which $2.3 million would be reflected as a reduction to income tax expense and $0.6 million as a decrease to deferred tax assets. All reversals from statute expirations would be reflected as discrete adjustments during the quarter in which the respective event occurs. As of December 31, 2016 and 2017, the Company had accrued approximately $0.3 million and $0.5 million, respectively, for the potential payment of interest and penalties. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2015, 2016 and 2017, the Company recorded approximately $(0.4) million, $0.1 million and $0.2 million, respectively, in interest and penalties.

8. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2015, 2016 and 2017 is as follows (in thousands):

	2015	2016	2017
Income taxes paid, net of refunds	$63,899	$54,442	$59,474
Interest paid	$6,181	$9,378	$15,415
Assets acquired through capital leases	$4,212	$4,491	$2,418

9. Commitments and Contingencies

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2017 to June 17, 2018. The general liability policy is written on an “occurrence” basis, subject to a $0.05 million per claim un‑aggregated self‑insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims‑made” basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un‑aggregated self‑insured retention for managed care errors and omissions liability, and a $0.05 million per claim un‑aggregated self‑insured retention for professional liability.

The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one-year term for the period June 17, 2017 to June 17, 2018. The general liability policy is written on an “occurrence” basis and the professional liability policy is written on a “claims‑made” basis, subject to a $0.05 million per claim and $0.25 million aggregated self‑insured retention.

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, AFSC, conducts business with federal agency customers and federal contractors to such agencies. The Company is currently in the process of conducting an investigation into matters relating to compliance by AFSC with Small Business Administration (“SBA”) regulations and other federal laws applicable to government contractors, and the Company intends to make its findings available to the SBA during and upon concluding the investigation. The results of this investigation may give rise to contingencies, if any, that could require us to record balance sheet liabilities or accrue expenses, the amounts of which we are not able to currently estimate. For 2017 AFSC’s total revenue comprised approximately 3% of the total revenues of the Company.

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

The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices. The Company has recorded reserves that, in the opinion of management, are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard.

Operating Leases

The Company leases certain of its operating facilities and equipment. The leases, which expire at various dates through November 2025, generally require the Company to pay all maintenance, property tax and insurance costs.

At December 31, 2017, aggregate amounts of future minimum payments under operating leases were as follows: 2018—$20.8 million; 2019—$18.8 million; 2020—$14.3 million; 2021—$10.9 million; 2022—$9.1 million; 2023 and beyond—$9.9 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

At December 31, 2017, aggregate amounts of future minimum rentals to be received under operating subleases were as follows: 2018—$0.3 million; and 2019—$0.1 million. Operating sublease rentals to be received mainly relate to a portion of the Company’s former headquarters.

Rent expense is recognized on a straight‑line basis over the terms of the leases. Rent expense was $15.2 million, $16.2 million and $19.0 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Capital Leases

At December 31, 2017, aggregate future amounts of minimum payments under capital leases, net of leasehold improvement allowances, were as follows: 2018—$4.9 million; 2019—$3.1 million; 2020—$3.6 million; 2021—$3.6 million; 2022—$3.7 million; 2023 and beyond—$7.6 million. Included in the future amounts payable under capital lease commitments is imputed interest of $3.6 million.

10. Business Segment Information

The accounting policies of the Company’s segments are the same as those described in Note 2—“Summary of Significant Accounting Policies.” The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest and other income, changes in the fair value of contingent consideration recorded in relation to acquisitions, gain on sale of assets, special charges or benefits, and income taxes (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Healthcare subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Healthcare’s customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company’s employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company’s segments are defined in Note 1—“General.”.

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2015
Managed care and other revenue	$2,959,252	$238,456	$(63)	$3,197,645
PBM and dispensing revenue	—	1,510,180	(110,425)	1,399,755
Cost of care	(2,274,755)	—	—	(2,274,755)
Cost of goods sold	—	(1,427,680)	105,803	(1,321,877)
Direct service costs and other	(510,811)	(284,968)	(26,613)	(822,392)
Stock compensation expense (1)	8,502	36,351	5,531	50,384
Changes in fair value of contingent consideration (1)	(1,404)	45,661	—	44,257
Less: non-controlling interest segment profit (loss) (2)	(2,439)	—	(195)	(2,634)
Segment profit (loss)	$183,223	$118,000	$(25,572)	$275,651
Identifiable assets by business segment (3)
Restricted cash	$133,597	$—	$—	$133,597
Net accounts receivable	153,036	270,975	4,633	428,644
Investments	313,045	—	13,120	326,165
Pharmaceutical inventory	—	50,749	—	50,749
Goodwill	260,618	360,772	—	621,390
Other intangible assets, net	12,227	121,147	—	133,374

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2016
Managed care and other revenue	$2,659,685	$243,561	$(304)	$2,902,942
PBM and dispensing revenue	—	2,053,188	(119,246)	1,933,942
Cost of care	(1,882,614)	—	—	(1,882,614)
Cost of goods sold	—	(1,933,086)	114,366	(1,818,720)
Direct service costs and other	(573,706)	(261,570)	(41,336)	(876,612)
Stock compensation expense (1)	4,440	20,509	12,473	37,422
Changes in fair value of contingent consideration (1)	(231)	127	—	(104)
Impairment of intangible assets (1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss) (2)	(567)	—	(170)	(737)
Segment profit (loss)	$212,941	$122,729	$(33,877)	$301,793
Identifiable assets by business segment (3)
Restricted cash	$81,608	$1	$167	$81,776
Net accounts receivable	191,058	405,611	10,095	606,764
Investments	293,034	10,703	1,516	305,253
Pharmaceutical inventory	—	58,995	—	58,995
Goodwill	350,576	391,478	—	742,054
Other intangible assets, net	55,756	130,476	—	186,232

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2017
Managed care and other revenue	$3,206,277	$273,489	$(584)	$3,479,182
PBM and dispensing revenue	—	2,491,044	(131,643)	2,359,401
Cost of care	(2,413,770)	—	—	(2,413,770)
Cost of goods sold	—	(2,341,979)	130,069	(2,211,910)
Direct service costs and other	(601,201)	(302,525)	(38,157)	(941,883)
Stock compensation expense (1)	10,689	19,881	8,546	39,116
Changes in fair value of contingent consideration (1)	696	—	—	696
Less: non-controlling interest segment profit (loss) (2)	(56)	—	(3)	(59)
Segment profit (loss)	$202,747	$139,910	$(31,766)	$310,891
Identifiable assets by business segment (3)
Restricted cash	$220,786	$8,059	$168	$229,013
Net accounts receivable	244,486	403,880	12,409	660,775
Investments	327,865	—	—	327,865
Pharmaceutical inventory	—	40,945	—	40,945
Goodwill	610,867	395,421	—	1,006,288
Other intangible assets, net	165,159	103,129	—	268,288

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

The following table reconciles consolidated income before income taxes to Segment Profit for the years ended December 31, 2015, 2016 and 2017 (in thousands):

	2015	2016	2017
Income before income taxes	$71,116	$145,517	$135,224
Stock compensation expense	50,384	37,422	39,116
Changes in fair value of contingent consideration	44,257	(104)	696
Impairment of intangible assets	—	4,800	—
Non-controlling interest segment (profit) loss	2,634	737	59
Depreciation and amortization	102,844	106,046	115,706
Interest expense	6,581	10,193	25,977
Interest and other income	(2,165)	(2,818)	(5,887)
Segment Profit	$275,651	$301,793	$310,891

11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2017 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Year Ended December 31, 2016
Net revenue:
Managed care and other	$676,461	$699,861	$751,589	$775,031
PBM and dispensing	440,561	464,484	540,543	488,354
Total net revenue	1,117,022	1,164,345	1,292,132	1,263,385
Costs and expenses:
Cost of care	457,631	472,529	480,243	472,211
Cost of goods sold	415,459	436,930	509,673	456,658
Direct service costs and other operating expenses (1) (2) (3)	192,456	214,077	229,094	240,985
Depreciation and amortization	25,007	25,580	26,885	28,574
Interest expense	1,748	1,994	3,038	3,413
Interest and other income	(683)	(692)	(741)	(702)
Total costs and expenses	1,091,618	1,150,418	1,248,192	1,201,139
Income before income taxes	25,404	13,927	43,940	62,246
Provision for income taxes	12,013	12,615	18,631	26,469
Net income	13,391	1,312	25,309	35,777
Less: net income (loss) attributable to non-controlling interest	154	(2,646)	(200)	602
Net income attributable to Magellan	$13,237	$3,958	$25,509	$35,175
Weighted average number of common shares outstanding—basic	23,631	23,516	23,052	22,556
Weighted average number of common shares outstanding—diluted	24,511	24,643	24,009	23,493
Net income per common share attributable to Magellan:
Net income per common share—basic:	$0.56	$0.17	$1.11	$1.56
Net income per common share—diluted:	$0.54	$0.16	$1.06	$1.50

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Year Ended December 31, 2017
Net revenue:
Managed care and other	$729,340	$821,699	$834,358	$1,093,785
PBM and dispensing	576,283	597,440	585,048	600,630
Total net revenue	1,305,623	1,419,139	1,419,406	1,694,415
Costs and expenses:
Cost of care	482,054	583,264	569,306	779,146
Cost of goods sold	542,633	562,355	543,682	563,240
Direct service costs and other operating expenses (4) (5)	221,486	231,372	227,372	261,653
Depreciation and amortization	26,976	27,731	28,189	32,810
Interest expense	4,148	4,900	7,663	9,266
Interest and other income	(949)	(1,071)	(1,781)	(2,086)
Total costs and expenses	1,276,348	1,408,551	1,374,431	1,644,029
Income before income taxes	29,275	10,588	44,975	50,386
Provision (benefit) for income taxes	11,806	5,661	11,739	(4,123)
Net income	17,469	4,927	33,236	54,509
Less: net income (loss) attributable to non-controlling interest	(278)	(573)	785	—
Net income attributable to Magellan	$17,747	$5,500	$32,451	$54,509
Weighted average number of common shares outstanding—basic	23,012	23,108	23,282	23,921
Weighted average number of common shares outstanding—diluted	24,038	24,038	24,563	25,113
Net income per common share attributable to Magellan:
Net income per common share—basic:	$0.77	$0.24	$1.39	$2.28
Net income per common share—diluted:	$0.74	$0.23	$1.32	$2.17

(1)	Includes stock compensation expense of $8,887, $9,510, $9,176 and $9,849 for the quarters ended March 31, June 30, September 30 and December 31, 2016, respectively.
(2)	Includes changes in fair value of contingent consideration of $(266), $463, $313 and $(614) for the quarters ended March 31, June 30, September 30 and December 31, 2016, respectively.
(3)	Includes impairment of intangible assets of $4,800 for the quarter ended June 30, 2016.
(4)	Includes stock compensation expense of $10,140, $11,371, $10,323 and $7,282 for the quarters ended March 31, June 30, September 30 and December 31, 2017, respectively.
(5)	Includes changes in fair value of contingent consideration of $(49), $252, $(834) and $1,327 for the quarters ended March 31, June 30, September 30 and December 31, 2017, respectively.

 SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MAGELLAN HEALTH, INC. (Parent Company Only)

CONDENSED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands)

	2016	2017
ASSETS
Current Assets:
Cash and cash equivalents	$2	$2
Accounts receivable	—	157
Due from affiliates, net	—	283,802
Other current assets	—	32
Total Current Assets	2	283,993
Investment in subsidiaries	1,206,555	1,830,555
Total Assets	$1,206,557	$2,114,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$496	$7,227
Due to affiliates, net	106,342	—
Current debt	—	108,881
Total Current Liabilities	106,838	116,108
Long-term debt	—	721,946
Total Liabilities	106,838	838,054
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2016 and December 31, 2017-Issued and outstanding-none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2016 and December 31, 2017-Issued and outstanding-51,993 and 23,517 shares at December 31, 2016, respectively, and 52,973 and 24,202 shares at December 31, 2017, respectively	520	530
Other Stockholders’ Equity:
Additional paid-in capital	1,186,283	1,274,811
Retained earnings	1,289,288	1,399,495
Accumulated other comprehensive loss	(175)	(380)
Treasury stock, at cost, 28,476 and 28,771 shares at December 31, 2016 and December 31, 2017, respectively	(1,376,197)	(1,397,962)
Total Stockholders’ Equity	1,099,719	1,276,494
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$1,206,557	$2,114,548

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MAGELLAN HEALTH, INC. (Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2015	2016	2017
Costs and expenses:
Direct service costs and other operating expenses	$26,613	$41,336	$38,157
Interest expense	—	—	8,343
Interest and other income	—	—	(157)
Total costs and expenses	26,613	41,336	46,343
Loss before income taxes	(26,613)	(41,336)	(46,343)
Benefit for income taxes	10,045	16,072	17,918
Net loss before equity in subsidiaries	(16,568)	(25,264)	(28,425)
Equity in earnings from subsidiaries	47,981	103,143	138,632
Net income	31,413	77,879	110,207
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(119)	87	(205)
Comprehensive income	$31,294	$77,966	$110,002

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MAGELLAN HEALTH, INC. (Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2015	2016	2017
Cash flows from operating activities:
Net cash used in operating activities	$(17,390)	$(24,283)	$(21,778)
Cash flows from investing activities:
Dividends received from/(capital contributions to) subsidiaries, net	166,442	106,235	(836,396)
Net cash provided by (used in) investing activities	166,442	106,235	(836,396)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	841,736
Proceeds from exercise of stock options	54,091	24,547	44,355
Payments to acquire treasury stock	(204,427)	(106,806)	(21,765)
Payments on debt	—	—	(4,375)
Other	1,284	307	(1,777)
Net cash (used in) provided by financing activities	(149,052)	(81,952)	858,174
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	2	2	2
Cash and cash equivalents at end of period	$2	$2	$2

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MAGELLAN HEALTH, INC. (Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

1. Basis of Presentation

Magellan’s parent company condensed financial statements should be read in conjunction with its consolidated financial statements, and the accompanying notes thereto, included in this Form 10-K.

2. Subsidiary Transactions

Magellan’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. When Magellan receives dividends from its subsidiaries, such amounts are recorded as a reduction to the investments in the respective subsidiaries.  Magellan made capital contributions to certain subsidiaries primarily to comply with minimum net worth requirements and to fund acquisitions. During 2015, 2016 and 2017, Magellan received cash dividends from its subsidiaries of $32.3 million, $29.3 million and $34.7 million, respectively.

3. Long Term Debt

See Note 5—“Long Term Debt and Capital Lease Obligations” to the consolidated financial statements for discussion of Magellan’s long-term debt obligations set forth elsewhere herein.

As of December 31, 2017, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2018—$17.5 million; 2019—$17.5 million; 2020—$17.5 million; 2021—$17.5 million; and 2022—$275.6 million.  In 2024, Magellan’s $400.0 million aggregate principal amount of its 4.400% Senior Notes will mature.

MAGELLAN HEALTH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to		Charged to						Balance
	Beginning	Costs and		Other						at End
Classification	of Period	Expenses		Accounts		Addition		Deduction		of Period
Year Ended December 31, 2015
Allowance for doubtful accounts	$4,047	$(150)	(1)	$(11)	(2)	$—		$(640)	(4)	$3,246
Year Ended December 31, 2016
Allowance for doubtful accounts	3,246	2,498	(1)	(67)	(2)	—		(33)	(4)	5,644
Year Ended December 31, 2017
Allowance for doubtful accounts	5,644	4,557	(1)	(1,248)	(2)	424	(3)	(755)	(4)	8,622

(1)	Bad debt expense.
(2)	Recoveries of accounts receivable previously written off.
(3)	Acquisition of SWH.
(4)	Accounts written off.
2