Form 10-Q
period 2018-03-31
MAGELLAN HEALTH INC
filed 2018-04-26
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

The number of shares of the registrant’s Ordinary Common Stock outstanding as of March 31, 2018 was 24,627,170.

FORM 10‑Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		March 31,
	December 31,	2018
	2017	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($229,013 and $170,575 restricted at December 31, 2017 and March 31, 2018, respectively)	$398,732	$394,326
Accounts receivable, net	660,775	748,060
Short-term investments ($219,111 and $265,112 restricted at December 31, 2017 and March 31, 2018, respectively)	310,578	329,710
Pharmaceutical inventory	40,945	37,878
Other current assets ($41,121 and $49,939 restricted at December 31, 2017 and March 31, 2018, respectively)	72,323	108,872
Total Current Assets	1,483,353	1,618,846
Property and equipment, net	158,638	159,857
Long-term investments ($17,287 and $20,811 restricted at December 31, 2017 and March 31, 2018, respectively)	17,287	20,811
Deferred income taxes	813	1,128
Other long-term assets	22,567	21,489
Goodwill	1,006,288	1,013,313
Other intangible assets, net	268,288	256,293
Total Assets	$2,957,234	$3,091,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$74,300	$73,084
Accrued liabilities	193,635	246,909
Short-term contingent consideration	6,892	6,892
Medical claims payable	327,625	390,098
Other medical liabilities	177,002	207,220
Current debt and capital lease obligations	112,849	61,498
Total Current Liabilities	892,303	985,701
Long-term debt and capital lease obligations	740,888	736,688
Deferred income taxes	12,298	11,170
Tax contingencies	14,226	14,743
Long-term contingent consideration	1,925	2,158
Deferred credits and other long-term liabilities	19,100	36,148
Total Liabilities	1,680,740	1,786,608
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2017 and March 31, 2018-Issued and outstanding-none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2017 and December 31, 2018-Issued and outstanding-52,973 and 24,202 shares at December 31, 2017, respectively, and 53,398 and 24,627 shares at March 31, 2018, respectively	530	534
Other Stockholders’ Equity:
Additional paid-in capital	1,274,811	1,296,536
Retained earnings	1,399,495	1,406,720
Accumulated other comprehensive loss	(380)	(699)
Treasury stock, at cost, 28,771 and 28,771 shares at December 31, 2017 and March 31, 2018, respectively	(1,397,962)	(1,397,962)
Total Stockholders’ Equity	1,276,494	1,305,129
Total Liabilities and Stockholders’ Equity	$2,957,234	$3,091,737

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2018
Net revenue:
Managed care and other	$729,340	$1,219,763
PBM	576,283	585,314
Total net revenue	1,305,623	1,805,077
Costs and expenses:
Cost of care	482,054	928,661
Cost of goods sold	542,633	559,665
Direct service costs and other operating expenses (1)(2)	221,486	269,077
Depreciation and amortization	26,976	30,407
Interest expense	4,148	8,366
Interest and other income	(949)	(2,476)
Total costs and expenses	1,276,348	1,793,700
Income before income taxes	29,275	11,377
Provision (benefit) for income taxes	11,806	(75)
Net income	17,469	11,452
Less: net loss attributable to non-controlling interest	(278)	—
Net income attributable to Magellan	$17,747	$11,452
Net income attributable to Magellan per common share:
Basic (See Note B)	$0.77	$0.47
Diluted (See Note B)	$0.74	$0.45

(1)	Includes stock compensation expense of $10,140 and $7,646 for the three months ended March 31, 2017 and 2018, respectively.
(2)	Includes changes in fair value of contingent consideration of $(49) and $233 for the three months ended March 31, 2017 and 2018, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2018
Net income	$17,469	$11,452
Other comprehensive income:
Unrealized loss on available-for-sale securities (1)	(21)	(319)
Comprehensive income	17,448	11,133
Less: comprehensive loss attributable to non-controlling interest	(278)	—
Comprehensive income attributable to Magellan	$17,726	$11,133

(1)	Net of income tax benefit of $12 and $101 for the three months ended March 31, 2017 and 2018, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2017	2018
Cash flows from operating activities:
Net income	$17,469	$11,452
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,976	30,407
Non-cash interest expense	253	307
Non-cash stock compensation expense	10,140	7,646
Non-cash income tax (benefit) provision	(1,010)	62
Non-cash amortization on investments	1,112	809
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(27,699)	(87,178)
Pharmaceutical inventory	(3,379)	3,067
Other assets	(1,172)	(37,914)
Accounts payable and accrued liabilities	(52,838)	26,529
Medical claims payable and other medical liabilities	(5,160)	107,569
Contingent consideration	(49)	233
Tax contingencies	506	448
Deferred credits and other long-term liabilities	4,150	17,685
Other	(421)	(90)
Net cash (used in) provided by operating activities	(31,122)	81,032
Cash flows from investing activities:
Capital expenditures	(10,939)	(19,502)
Acquisitions and investments in businesses, net of cash acquired	(200)	—
Purchase of investments	(141,432)	(142,886)
Maturity of investments	131,840	118,999
Net cash used in investing activities	(20,731)	(43,389)
Cash flows from financing activities:
Proceeds from issuance of debt	200,000	—
Proceeds from exercise of stock options	4,945	16,897
Payments on debt and capital lease obligations	(182,738)	(55,895)
Other	(1,275)	(3,051)
Net cash provided by (used in) financing activities	20,932	(42,049)
Net decrease in cash and cash equivalents	(30,921)	(4,406)
Cash and cash equivalents at beginning of period	304,508	398,732
Cash and cash equivalents at end of period	$273,587	$394,326

Supplemental cash flow data:
Non-cash investing activities:
Property and equipment acquired under capital leases	$906	$51

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018.

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

Healthcare

The Healthcare segment (“Healthcare”) consists of two reporting units – Commercial and Government.

The Commercial reporting unit’s customers include health plans, accountable care organizations (“ACOs”), and employers for whom Magellan provides carve-out management services for behavioral health, employee assistance plans (“EAP”), and other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac, and physical medicine. These management services are applied to a health plan’s or ACO’s entire book of business including commercial, Medicaid and Medicare members or targeted complex populations.

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

March 31, 2018

(Unaudited)

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

Pharmacy Management

The Pharmacy Management segment (“Pharmacy Management”) is comprised of products and solutions that provide clinical and financial management of pharmaceuticals paid under both the medical and the pharmacy benefit. Pharmacy Management’s services include: (i) pharmacy benefit management (“PBM”) services, including pharmaceutical dispensing operations; (ii) pharmacy benefit administration (“PBA”) for state Medicaid and other government sponsored programs; (iii)  clinical and formulary management programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which is a new comprehensive revenue recognition standard that will supersede virtually all existing revenue guidance under GAAP. The FASB also issued various ASUs which subsequently amended ASU 2014-09. These amendments and ASU 2014-09, collectively known as Accounting Standard Codification 606 (“ASC 606”), are effective for annual and interim reporting periods of public entities beginning after December 15, 2017. The Company adopted ASC 606 on a modified retrospective basis on January 1, 2018. The Company applied the standard to contracts not completed at the date of initial application. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For contracts that were modified before January 1, 2018 the Company has not retrospectively restated the contracts for those modifications in accordance with the contract modification guidance, instead the Company reflected the aggregate effect of those modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligation. Given the nature of our arrangements, the Company does not believe the use of this practical expedient had a significant impact on the results of our adoption.

A  majority of our managed care revenue continues to be recognized over the applicable coverage period on a per member basis for covered members. In addition a majority of the PBM revenue continues to be recognized as the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

claims are adjudicated or when the drugs are dispensed. The main impacts of ASC 606 to the Company’s business relate to the timing of revenue recognition in relation to upfront fees in certain PBA contracts, as well as performance incentive, performance guarantee and risk share arrangements. Some of the Company’s PBA contracts contain upfront fees, which under ASC 605 were amortized over the life of the contract. Under ASC 606, these upfront fees constitute a material right and are amortized over the anticipated life of the customer. Certain contracts include performance incentive, performance guarantee and risk share arrangements, which under ASC 605 were recorded based on calculations using the current period’s data. Under ASC 606, the revenues are recognized on a probability weighted approach based on anticipated outcomes for the performance period. In addition, under ASC 606 the accounting for material rights in relation to some of the Company’s government contracts will impact the consolidated balance sheets for interim reporting periods.

The cumulative effect of changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Other current assets	$72,323	$(667)	$71,656
Total Current Assets	1,483,353	(667)	1,482,686
Deferred income taxes	813	1,335	2,148
Other long-term assets	22,567	(1,333)	21,234
Total Assets	2,957,234	(665)	2,956,569

Liabilities and Stockholders' Equity
Accrued liabilities	193,635	(2,182)	191,453
Total Current Liabilities	892,303	(2,182)	890,121
Deferred credits and other long-term liabilities	19,100	5,744	24,844
Total Liabilities	1,680,740	3,562	1,684,302
Retained earnings	1,399,495	(4,227)	1,395,268
Total Stockholders' Equity	1,276,494	(4,227)	1,272,267
Total Liabilities and Stockholders' Equity	2,957,234	(665)	2,956,569

The impact of the adoption of ASC 606 on our consolidated balance sheet as of March 31, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Assets
Accounts receivable	$748,060	$(28,336)	$719,724
Other current assets	108,872	(297)	108,575
Total Current Assets	1,618,846	(28,633)	1,590,213
Other long-term assets	21,489	9,483	30,972
Total Assets	3,091,737	(19,150)	3,072,587

Liabilities and Stockholders' Equity
Accrued liabilities	246,909	(21,154)	225,755
Total Current Liabilities	985,701	(21,154)	964,547
Deferred credits and other long-term liabilities	36,148	(6,289)	29,859
Total Liabilities	1,786,608	(27,443)	1,759,165
Retained earnings	1,406,720	8,293	1,415,013
Total Stockholders' Equity	1,305,129	8,293	1,313,422
Total Liabilities and Stockholders' Equity	3,091,737	(19,150)	3,072,587

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

The impact of the adoption of ASC 606 on our consolidated income statement for the three months ended March 31, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Managed care and other	$1,219,763	$(2,755)	$1,217,008
PBM	585,314	6,450	591,764
Total net revenue	1,805,077	3,695	1,808,772
Income before income taxes	11,377	3,695	15,072
(Benefit) provision for income taxes	(75)	964	889
Net income	11,452	2,731	14,183
Net income attributable to Magellan	11,452	2,731	14,183

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017 and was adopted by the Company in the quarter ended March 31, 2018. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The amendments in this ASU require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017 and was adopted by the Company in the quarter ended March 31, 2018. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in this ASU clarify whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017 and was adopted by the Company in the quarter ended March 31, 2018. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in this ASU eliminate the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this ASU include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017 and was adopted by the Company in the quarter ended March 31, 2018. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, contingent consideration, stock compensation assumptions, tax contingencies and legal liabilities. In addition, the Company makes significant estimates in relation to revenue recognition under ASC 606 which are explained in more detail in “Revenue Recognition” below. Actual results could differ from those estimates.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following table disaggregates our revenue by major service line, type of customer and timing of revenue recognition (in thousands):

	Three months ended March 31, 2018
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Commercial
Risk-based, non-EAP	$234,391	$—	$—	$234,391
EAP risk-based	12,421	—	—	12,421
ASO	52,569	7,300	(145)	59,724
Government
Risk-based, non-EAP	752,490	—	—	752,490
EAP risk-based	82,237	—	—	82,237
ASO	23,493	—	—	23,493
PBM, including dispensing	—	533,792	(46,884)	486,908
Medicare Part D	—	98,406	—	98,406
PBA	—	33,546	—	33,546
Formulary management	—	20,377	—	20,377
Other	—	1,084	—	1,084
Total net revenue	$1,157,601	$694,505	$(47,029)	$1,805,077

Type of Customer
Government	$858,220	$228,049	$—	$1,086,269
Non-government	299,381	466,456	(47,029)	718,808
Total net revenue	$1,157,601	$694,505	$(47,029)	$1,805,077

Timing of Revenue Recognition
Transferred at a point in time	$—	$632,198	$(46,884)	$585,314
Transferred over time	1,157,601	62,307	(145)	1,219,763
Total net revenue	$1,157,601	$694,505	$(47,029)	$1,805,077

Per Member Per Month (“PMPM”) Revenue.  Almost all of the Healthcare revenue and a small portion of the Pharmacy Management revenue is paid on a PMPM basis. PMPM revenue is inclusive of revenue from the Company’s risk, EAP and ASO contracts and primarily relates to managed care contracts for services such as the provision of behavioral healthcare, specialty healthcare, pharmacy management, or fully integrated healthcare services. PMPM contracts generally have a term of one year or longer, with the exception of government contracts where the customer can terminate with as little as 30 days’ notice for no significant penalty. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is entirely variable as it primarily includes per member per month fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for things such as performance incentives, performance guarantees and risk shares. The Company generally estimates the transaction price using an expected value methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service. The remaining transaction price is recognized over the contract period (or portion of the series to which it specifically relates) based upon estimated membership as a measure of progress.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

Pharmacy Benefit Management Revenue.  The Company’s customers for PBM business, including pharmaceutical dispensing operations, are generally comprised of MCOs, employer groups and health plans. PBM relationships generally have an expected term of one year or longer. A master services arrangement (“MSA”) is executed by the Company and the customer, which outlines the terms and conditions of the PBM services to be provided. When a member in the customer’s organization submits a prescription, a claim is created which is presented for approval. The acceptance of each individual claim creates enforceable rights and obligations for each party and represents a separate contract. For each individual claim, the performance obligations are limited to the processing and adjudication of the claim, or dispensing of the products purchased. Generally, the transaction price for PBM services is explicitly listed in each contract and does not represent variable consideration. The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co‑payments and any associated administrative fees, when claims are adjudicated or the drugs are shipped. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co‑payments) as it is acting as the principal in the arrangement, controls the underlying service, and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client’s members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. For dispensing, at the time of shipment, the earnings process is complete; the obligation of the Company’s customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund.

Medicare Part D.  The Company is contracted with the Centers for Medicare and Medicaid (“CMS”) as a Prescription Drug Plan (“PDP”) to provide prescription drug benefits to Medicare beneficiaries. The accounting for Medicare Part D revenue is primarily the same as that for PBM, as previously discussed. However, there is certain variable consideration present only in Medicare Part D arrangements. The Company estimates the annual amount of variable consideration using a most likely amount methodology, which is allocated to each reporting period based upon actual utilization as a percentage of estimated utilization for the year. Amounts estimated throughout the year for interim reporting are substantially resolved and fixed as of December 31st, the end of the plan year.

Pharmacy Benefit Administration Revenue. The Company provides Medicaid pharmacy services to states and other government sponsored programs. PBA contracts are generally multi-year arrangements but include language regarding early termination for convenience without material penalty provisions that results in enforceable rights and obligations on a month-to-month basis. In PBA arrangements, the Company is generally paid a fixed fee per month to provide PBA services. In addition, some PBA contracts contain upfront fees that constitute a material right. For contracts without an upfront fee, there is a single performance obligation to stand ready to provide the PBA services required for the contracted period. The Company believes that the customer receives the PBA benefits each day from access to the claims processing activities, and has concluded that a time based measure is appropriate for recognizing PBA revenue. For contracts with an upfront fee, the material right represents an additional performance obligation. Amounts allocated to the material right are initially recorded as a contract liability and recognized as revenue over the anticipated period of benefit of the material right, which generally ranges from 2 to 10 years.

Formulary Management Revenue.  The Company administers formulary management programs for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Formulary management contracts generally have a term of one year or longer. All formulary management contracts have a single performance obligation that constitutes a series for the provision of rebate services for a drug, with utilization measured and settled on a quarterly basis, for the duration of the arrangement. The Company retains its administrative fee and/or a percentage of rebates that is included in its contract with the client from collecting the rebate from the manufacturer. While the administrative fee and/or the percentage of rebates retained is fixed, there is an unknown quantity of pharmaceutical purchases (utilization) during each quarter, therefore the transaction price itself is variable. The Company uses the expected value methodology to estimate the total rebates earned each quarter based on estimated volumes of pharmaceutical purchases by the Company’s clients during the quarter, as well as historical and/or anticipated retained rebate percentages. The Company does not record as rebate revenue any rebates that are passed through to its clients.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

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

Government EAP Risk Based Revenue.  The Company has certain contracts with federal customers for the provision of various managed care services, which are classified as government EAP risk based business. These contracts are generally multi-year arrangements. The Company’s federal contracts are reimbursed on either a fixed fee basis or a cost reimbursement basis. The performance obligation on a fixed fee contract is to stand ready to provide the staffing required for the contracted period. For fixed fee contracts, the Company believes the invoiced amount corresponds directly with the value to the customer of the Company’s performance completed to date, therefore the Company is utilizing the “right to invoice” practical expedient, with revenue recognition in the amount for which the Company has the right to invoice.

The performance obligation on a cost reimbursement contract is to stand ready to provide the activity or services purchased by the customer, such as the operation of a counseling services group or call center. The performance obligation represents a series for the duration of the arrangement. The reimbursement rate is fixed per the contract, however the level of activity (e.g., number of hours, number of counselors or number of units) is variable. A majority of the Company’s cost reimbursement transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue when the portion of the series for which it relates has been provided (i.e. as the Company provides hours, counselors or units of service).

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the contracts in the Company’s PBM and Part D business, these reporting requirements are not applicable. The majority of the Company’s remaining contracts meet certain exemptions as defined in ASC 606-10-50-14 through 606-10-50-14A, including (i) performance obligation is part of a contract that has an original expected duration of one year or less; (ii) the right to invoice practical expedient; and (iii) variable consideration related to unsatisfied performance obligations that is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation, and the terms of that variable consideration relate specifically to our efforts to transfer the distinct service, or to a specific outcome from transferring the distinct service. For the Company’s contracts that pertain to these exemptions: (i) the remaining performance obligations primarily relate to the provision of managed healthcare services to the customers’ membership; (ii) the estimated remaining duration of these performance obligations ranges from the remainder of the current calendar year to three years; and (iii) variable consideration for these contracts primarily includes net per member per month fees associated with unspecified membership that fluctuates throughout the contract.

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	January 1, 2018	March 31, 2018	$ Change	% Change
Accounts receivable	$679,269	$778,556	$99,287	14.6%
Contract assets	8,564	5,519	(3,045)	(35.6%)
Contract liabilities - current	14,299	79,251	64,952	454.2%
Contract liabilities - long-term	12,303	13,192	889	7.2%

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $99.3 million, mainly due to timing. Contract assets, which are included in other current assets on the consolidated balance sheets, decreased by $3.0 million, mainly due to items that became

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

fully earned during the period and shifted to accounts receivable, partially offset by the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, increased by $65.0 million, mainly due to the timing of receipts related to April 2018 revenues and the timing of material rights generated for some of the Company’s government contracts. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, increased by $0.9 million, mainly due to receipts for which recognition will be long-term.

 During the three months ended March 31, 2018, the Company recognized revenue of $11.3 million that was included in current contract liabilities at January 1, 2018. The estimated timing of recognition of amounts included in contract liabilities at March 31, 2018 are as follows: 2018—$78.5 million; 2019—$2.8 million; 2020—$2.6 million; 2021 and beyond—$8.5 million. During the three months ended March 31, 2018, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

The Company’s accounts receivable consists of amounts due from customers throughout the United States. Collateral is generally not required. A majority of the Company’s contracts have payment terms in the month of service, or within a few months thereafter. The timing of payments from customers from time to time generate contract assets or contract liabilities, however these amounts are immaterial.

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has a contract with the State of Florida to provide integrated healthcare services to Medicaid enrollees in the state of Florida (the “Florida Contract”). The Florida Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contract generated net revenues of $145.7 million and $152.4 million for the three months ended March 31, 2017 and 2018, respectively.

On July 14, 2017, the State of Florida issued an Invitation to Negotiate for a new contract for its Medicaid managed care program to replace the current contract with the Company and to be effective January 1, 2019. On April 24, 2018 the Company was notified by the Florida Agency for Health Care Administration (“AHCA”) that the Company was not selected to negotiate a new contract to serve as a vendor for its Medicaid managed care program. The Company plans to file a protest with AHCA.

Customers exceeding ten percent of segment net revenues

In addition to the Florida Contract, previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2017 and 2018 (in thousands):

Segment	Term Date	2017	2018

Healthcare
Customer A	(1)	$37,374	$180,457
Customer B	December 31, 2018 to December 31, 2020 (2)	—	163,733
Customer C	December 31, 2022	—	117,254

Pharmacy Management
Customer D	March 31, 2019	92,712	91,442

(1)	The Company, along with other participating managed care plans in this state, continues to provide services while a new contract is being finalized.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

(2)	The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $109.9 million and $136.9 million for the three months ended March 31, 2017 and 2018, respectively. Net revenues from members in relation to its contract with CMS in aggregate totaled $111.6 million and $98.4 million for the three months ended March 31, 2017 and 2018, respectively. As of December 31, 2017 and March 31, 2018, the Company had $131.5 million and $118.3 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $88.0 million and $84.6 million for the three months ended March 31, 2017 and 2018, respectively.

The Company’s contracts with customers typically have stated terms of one to three years, and in certain cases contain renewal provisions (at the customer’s option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many of the Company’s contracts are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 30 and 180 days) or upon the occurrence of other specified events. In addition, the Company’s contracts with federal, state and local governmental agencies generally are conditioned on legislative appropriations. These contracts generally can be terminated or modified by the customer if such appropriations are not made.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$284,064	$—	$284,064
Investments:
U.S. Government and agency securities	28,231	—	—	28,231
Obligations of government-sponsored enterprises (2)	—	22,088	—	22,088
Corporate debt securities	—	269,788	—	269,788
Taxable municipal bonds	—	5,000	—	5,000
Certificates of deposit	—	2,758	—	2,758
Total assets held at fair value	$28,231	$583,698	$—	$611,929

Liabilities
Contingent consideration	$—	$—	$8,817	$8,817
Total liabilities held at fair value	$—	$—	$8,817	$8,817

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$229,405	$—	$229,405
Investments:
U.S. Government and agency securities	33,170	—	—	33,170
Obligations of government-sponsored enterprises (2)	—	22,109	—	22,109
Corporate debt securities	—	292,480	—	292,480
Certificates of deposit	—	2,762	—	2,762
Total assets held at fair value	$33,170	$546,756	$—	$579,926

Liabilities
Contingent consideration	$—	$—	$9,050	$9,050
Total liabilities held at fair value	$—	$—	$9,050	$9,050

(1)	Excludes $114.7 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $164.9 million of cash held in bank accounts by the Company.

For the three months ended March 31, 2018, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable, accounts payable and revolving loan borrowings, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $399.0 million as of March 31, 2018 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $341.2 million as of March 31, 2018 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

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

As of December 31, 2017 and March 31, 2018, the Company estimated undiscounted future contingent payments of $9.9 million and $9.9 million, respectively. As of March 31, 2018, the aggregate amounts and projected dates of future potential contingent consideration payments were $7.2 million in 2018 and $2.7 million in 2020.

As of December 31, 2017, the fair value of the short-term and long-term contingent consideration was $6.9 million and $1.9 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of March 31, 2018, the fair value of the short-term and long-term contingent consideration was $6.9 million and $2.2 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $(0.1) million and $0.2 million for the three months ended March 31, 2017 and 2018, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of income. The increases during 2018 were mainly a result of changes in present value.

The following table summarizes the Company’s liability for contingent consideration for the three months ended March 31, 2018 (in thousands):

March 31,
2018
Balance as of beginning of period	$8,817
Changes in fair value	233
Payments	—
Balance as of end of period	$9,050

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At March 31, 2018, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $91.5 million are included in cash and cash equivalents.

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

As of December 31, 2017 and March 31, 2018, there were no material unrealized losses that the Company determined to be other‑than‑temporary. No realized gains or losses were recorded for the three months ended

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

March 31, 2017 or 2018. The following is a summary of short‑term and long‑term investments at December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$28,313	$—	$(82)	$28,231
Obligations of government-sponsored enterprises (1)	22,139	—	(51)	22,088
Corporate debt securities	270,154	1	(367)	269,788
Taxable municipal bonds	5,000	—	—	5,000
Certificates of deposit	2,758	—	—	2,758
Total investments at December 31, 2017	$328,364	$1	$(500)	$327,865

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$33,311	$—	$(141)	$33,170
Obligations of government-sponsored enterprises (1)	22,163	3	(57)	22,109
Corporate debt securities	293,205	8	(733)	292,480
Certificates of deposit	2,762	—	—	2,762
Total investments at March 31, 2018	$351,441	$11	$(931)	$350,521

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

The maturity dates of the Company’s investments as of March 31, 2018 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2018	$266,700	$266,104
2019	84,741	84,417
Total investments at March 31, 2018	$351,441	$350,521

Income Taxes

The Company’s effective income tax rates were 40.3 percent and (0.7) percent for the three months ended March 31, 2017 and 2018, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the three months ended March 31, 2018 is negative (a tax benefit) primarily due to significant tax deductions during the quarter in excess of recognized stock compensation expense. The full tax benefit of those items (which was fully recognized as a discrete item in the current quarter) exceeded income tax expense otherwise recorded on the Company’s income for the three months ended March 31, 2018.

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

On January 12, 2018, the Internal Revenue Service (“IRS”) began an examination of the Company’s consolidated federal income tax return for the year ended December 31, 2015. Although the IRS has made no tax assessment, the examination could lead to proposed adjustments to the Company’s tax liability.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in 2017 and included a number of changes impacting the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent that was effective January 1, 2018. The legislation also provided for the acceleration of depreciation on certain assets placed in service after September 27, 2017, as well as prospective changes which began in 2018, including additional limitations on the deduction of executive compensation.

Staff Accounting Bulletin No. 118 allows registrants to include reasonable estimates as provisional amounts and provides a measurement period by which the accounting must be completed. The measurement period ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740 but under no circumstances is the measurement period to extend beyond one year from the enactment date (i.e. December 22, 2018).

The Company did not identify any items for which a reasonable estimate of the income tax effects of the Tax Act could not be determined as of December 31, 2017. The Company included the provisional tax impacts related to the remeasurement of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. No changes were made to those provisional balances in the current quarter. The Company will continue to analyze the Tax Act and additional technical and interpretive guidance on the Tax Act from the government and will complete its accounting no later than December 22, 2018.

The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.  Additionally, any changes to the tax basis for temporary differences between the estimates in these statements and the 2017 federal return when filed by the Company will result in a corresponding adjustment to the remeasurement of deferred taxes as of the enactment date of the Tax Act. Any such adjustments will be recorded to tax expense in the quarter of 2018 when the analysis is complete.

Net Operating Loss Carryforwards

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

Deferred tax assets as of December 31, 2017 and March 31, 2018 are shown net of valuation allowances of $2.4 million. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non‑deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the Patient Protection and Affordable Care Act health insurer fee (“HIF”), suspending its application for 2017. The HIF fee went back into effect for 2018, however, on January 23, 2018 the United States Congress passed the Continuing Resolution which imposed another one-year moratorium on the HIF fee, suspending its application for 2019. For 2018 the HIF fee is expected to be $30.4 million which is included in accrued liabilities in the consolidated balance sheets.

Stock Compensation

At December 31, 2017 and March 31, 2018, the Company had equity‑based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018. The Company recorded stock compensation expense of $10.1 million and $7.6 million for the three months ended March 31, 2017 and 2018, respectively. Stock compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2017 and 2018 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2018 was $25.79 as estimated using the Black‑Scholes‑Merton option pricing model, which also assumed an expected volatility of 28.21 percent based on the historical volatility of the Company’s stock price.

For the three months ended March 31, 2017 and 2018, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $0.9 million and $4.1 million, respectively, which were reported as a reduction to income tax expense.

Summarized information related to the Company’s stock options for the three months ended March 31, 2018 is as follows:

	2018

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,458,237	$61.50
Granted	399,706	99.46
Forfeited	(8,321)	48.01
Exercised	(299,873)	57.14
Outstanding, end of period	2,549,749	$67.96
Vested and expected to vest at end of period	2,522,274	$59.59
Exercisable, end of period	1,537,926	$67.76

All of the Company’s options granted during the three months ended March 31, 2018 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the three months ended March 31, 2018 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	31,102	$68.00
Awarded	—	—
Vested	—	—
Forfeited	—	—
Outstanding, ending of period	31,102	68.00

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the three months ended March 31, 2018 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	163,289	$66.46
Awarded	109,348	99.45
Vested	(80,070)	65.41
Forfeited	(4,349)	67.60
Outstanding, ending of period	188,218	86.05

The vesting period for RSAs ranges from 12 months to 24 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the three months ended March 31, 2018 is as follows:

	2018
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	202,315	$84.63
Awarded	80,502	141.61
Vested	(33,592)	85.00
Forfeited	(1,469)	85.29
Outstanding, end of period	247,756	103.09

The weighted average estimated fair value of the PSUs granted in the three months ended March 31, 2018 was $141.61, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 2.37%, and expected volatility of 20% to 82% (average of 35%). The PSUs granted in the three months ended March 31, 2018, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2020 and vesting on March 5, 2021, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled is calculated as a percentage of the award target and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled varies from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

preceding January 1, 2021 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2018, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 49 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Long Term Debt and Capital Lease Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes were issued at a discount and having a carrying value of $399.3 million as of December 31, 2017 and March 31, 2018.

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

Credit Agreement

On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). The 2017 Credit Agreement is scheduled to mature on September 22, 2022.

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the three months ended March 31, 2018, the weighted average interest rate was approximately 3.163 percent.

As of March 31, 2018, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2018—$13.1 million; 2019—$17.5 million; 2020—$17.5 million; 2021—$17.5 million; and 2022—$275.6 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2017 and March 31, 2018, the Company had revolving loan borrowings of $92.5 million and $42.5 million, respectively. The Company had $17.6 million of letters of credit outstanding at March 31, 2018 under the 2017 Credit Agreement. At March 31, 2018, the Company had a borrowing capacity of $339.9 million under the 2017 Credit Agreement. Included in long-term debt and capital lease obligations are

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

deferred loan and bond issuance costs as of December 31, 2017 and March 31, 2018 of $6.6 million and $6.3 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2017 and March 31, 2018 of $26.5 million and $48.5 million, respectively.

Capital Lease Obligations

There were $22.9 million and $21.4 million of capital lease obligations at December 31, 2017 and March 31, 2018, respectively. The Company’s capital lease obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment.

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three months ended March 31:

	2017	2018
Numerator:
Net income attributable to Magellan	$17,747	$11,452
Denominator:
Weighted average number of common shares outstanding—basic	23,012	24,349
Common stock equivalents—stock options	474	806
Common stock equivalents—RSAs	402	24
Common stock equivalents—RSUs	81	77
Common stock equivalents—PSUs	66	353
Common stock equivalents—employee stock purchase plan	3	3
Weighted average number of common shares outstanding—diluted	24,038	25,612
Net income attributable to Magellan per common share—basic	$0.77	$0.47
Net income attributable to Magellan per common share—diluted	$0.74	$0.45

The weighted average number of common shares outstanding for the three months ended March 31, 2017 and 2018 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2017 and 2018 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 0.6 million and 0.2 million options for the three months ended March 31, 2017 and 2018, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

NOTE C—Business Segment Information

The accounting policies of the Company’s segments are the same as those described in Note A—“General.” The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest and other income, changes in the fair value of contingent consideration recorded in relation to acquisitions, gain on sale of assets, special charges or benefits, and income taxes (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Healthcare subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Healthcare’s customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company’s employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company’s segments are defined in Note A—“General.”

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2017
Managed care and other revenue	$665,376	$64,180	$(216)	$729,340
PBM revenue	—	606,746	(30,463)	576,283
Cost of care	(482,054)	—	—	(482,054)
Cost of goods sold	—	(571,837)	29,204	(542,633)
Direct service costs and other	(138,968)	(75,853)	(6,665)	(221,486)
Stock compensation expense (1)	2,659	5,730	1,751	10,140
Changes in fair value of contingent consideration (1)	(49)	—	—	(49)
Less: non-controlling interest segment loss (2)	(277)	—	(1)	(278)
Segment profit (loss)	$47,241	$28,966	$(6,388)	$69,819

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2018
Managed care and other revenue	$1,157,601	$62,307	$(145)	$1,219,763
PBM revenue	—	632,198	(46,884)	585,314
Cost of care	(928,661)	—	—	(928,661)
Cost of goods sold	—	(604,913)	45,248	(559,665)
Direct service costs and other	(186,246)	(75,586)	(7,245)	(269,077)
Stock compensation expense (1)	2,950	1,485	3,211	7,646
Changes in fair value of contingent consideration (1)	233	—	—	233
Segment profit (loss)	$45,877	$15,491	$(5,815)	$55,553

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment loss is excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended
	March 31,
	2017	2018
Income before income taxes	$29,275	$11,377
Stock compensation expense	10,140	7,646
Changes in fair value of contingent consideration	(49)	233
Non-controlling interest segment loss	278	—
Depreciation and amortization	26,976	30,407
Interest expense	4,148	8,366
Interest and other income	(949)	(2,476)
Segment Profit	$69,819	$55,553

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s wholly owned subsidiary, AFSC, conducts business with federal agency customers and federal contractors to such agencies. The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Defense Health Agency, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

AFSC generated approximately 3% and 2% of the Company’s total net revenues for the year ended December 31, 2017 and three months ended March 31, 2018, respectively.

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

The Company made no share repurchases from January 1, 2018 through April 20, 2018.

NOTE E—Acquisitions

Acquisition of SWH Holdings, Inc.

Pursuant to the July 13, 2017 Agreement and Plan of Merger (the “SWH Agreement”), on October 31, 2017 the Company acquired (the “SWH Acquisition”) all of the outstanding equity interests of SWH Holdings, Inc. (“SWH”). SWH is a healthcare company focused on serving complex, high-risk populations, providing Medicare and Medicaid dual-eligible benefits to members in Massachusetts and New York.

As consideration for the SWH Acquisition, the Company paid $400.0 million in cash, inclusive of a $10.0 million payment based on SWH’s Medicare plan in Massachusetts receiving a Centers for Medicare & Medicaid Services 2018 Star Rating of at least 4, subject to adjustments as provided in the SWH Agreement.

The Company’s estimated fair values of SWH’s assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. In addition, the amount recognized for deferred tax liabilities may be impacted by the determination of these items. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required. During the three months ended March 31, 2018, the Company made measurement period adjustments of $6.9 million to increase the goodwill related to the SWH acquisition. The measurement period adjustments were to increase current liabilities.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2018

(Unaudited)

The Company reports the results of operations of SWH in its Healthcare segment. As of March 31, 2018, the Company established a working capital receivable of $0.3 million that was reflected as a reduction to the transaction price.

NOTE F—Subsequent Events

On July 14, 2017, the State of Florida issued an Invitation to Negotiate for a new contract for its Medicaid managed care program to replace the current contract with the Company and to be effective January 1, 2019. On April 24, 2018 the Company was notified by the AHCA that the Company was not selected to negotiate a new contract to serve as a vendor for its Medicaid managed care program. The Company plans to file a protest with AHCA.

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

Summarized Results

Summarized below are the key financial highlights for the quarter ended March 31, 2018 (“Current Year Quarter”). For additional Information see the “Results of Operations” section, which discusses both consolidated and segment results in more detail:

•	Net revenue increased 38.3 percent over the first quarter of 2017 (“Prior Year Quarter”) to $1.8 billion.
•	Income before taxes decreased by 61.1 percent from the Prior Year Quarter to $11.4 million.
•	Net income decreased by 35.5 percent from the Prior Year Quarter to $11.5 million.

•	Segment profit[1] decreased 20.4 percent over the Prior Year Quarter to $55.6 million.
•	Adjusted net income[1] was $20.8 million, a decrease of 20.4 percent from the Prior Year Quarter, mainly due to lower segment profit.

1 see Non-GAAP Measures section for a discussion of these non-GAAP financial measures and a reconciliation to the most comparable GAAP item.

Key Developments and Accomplishments

•

On March 12, 2018, the Company entered into a contract with the State of Arizona as one of seven integrated managed care organizations that will coordinate physical and behavioral health services for approximately one million Medicaid eligible members in the central geographic service area effective October 1, 2018.

•

On April 16, 2018, the Company entered into a contract with the Commonwealth of Virginia to participate statewide in the Medallion 4 program. The Company was selected through a competitive procurement and is one of six health plans to contract with Virginia for this program. The Medallion program will collectively serve over 700,000 TANF Medicaid enrollees.

•

On April 24, 2018, the Company was notified by the Florida Agency for Health Care Administration (“AHCA”) that the Company was not selected to negotiate a new contract to serve as a vendor for its Medicaid managed care program for plans beginning January 1, 2019. The Company plans to file a protest with AHCA.

Results of Operations

	Three months ended
	March 31,
Consolidated Results	2017	2018	Change '17 vs '18
Statement of Operations Data:
Net revenue	$1,305,623	$1,805,077	$499,454	38.3%
Cost of Care	482,054	928,661	446,607	92.6%
Cost of goods sold	542,633	559,665	17,032	3.1%
Direct service costs and other operating expenses (1)(2)	221,486	269,077	47,591	21.5%
Depreciation and amortization	26,976	30,407	3,431	12.7%
Interest expense	4,148	8,366	4,218	101.7%
Interest and other income	(949)	(2,476)	(1,527)	160.9%
Income before income taxes	29,275	11,377	(17,898)	(61.1%)
Provision (benefit) for income taxes	11,806	(75)	(11,881)	(100.6%)
Net income	17,469	11,452	(6,017)	(34.4%)
Less: net loss attributable to non-controlling interest	(278)	—	278	(100.0%)
Net income attributable to Magellan	$17,747	$11,452	$(6,295)	(35.5%)

(1)	Includes stock compensation expense of $10,140 and $7,646 for the three months ended March 31, 2017 and 2018, respectively.
(1)	Includes changes in fair value of contingent consideration of $(49) and $233 for the three months ended March 31, 2017 and 2018, respectively.

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense increased by 12.7 percent or $3.4 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest expense

Interest expense increased by $4.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in outstanding debt balances and higher interest rates.

Interest and other income

Interest income increased by $1.5 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields and an increase in invested balances.

Income taxes

The Company’s effective income tax rates were 40.3 percent and (0.7) percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the three months ended March 31, 2018 is negative (a tax benefit) primarily due to significant tax deductions during the quarter in excess of recognized stock compensation expense. The full tax benefit of those items (which was fully recognized as a discrete item in the current quarter) exceeded income tax expense otherwise recorded on the Company’s income for the three months ended March 31, 2018.

Segment Results

The Company manages and measures operational performance through three segments: Healthcare, Pharmacy Management and Corporate. The Company evaluates performance of its segments based on Segment Profit. Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Stock compensation expense and changes in fair value of contingent consideration recorded in relation to acquisitions are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit. The non-controlling portion of AlphaCare’s Segment Profit (Loss) is also excluded from the computation of Segment Profit.

Healthcare

The Healthcare segment includes the Company’s: (i) management of behavioral healthcare services and EAP services, (ii) management of other specialty areas including diagnostic imaging and musculoskeletal management, and (iii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care. The Healthcare segment’s commercial division provides management services to health plans, accountable care organizations and employers. The government division contracts with local, state and federal governmental agencies to provide services to recipients under Medicaid, Medicare and other government programs.

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three months ended
	March 31,
Healthcare Segment Results	2017	2018	Change '17 vs '18
Commercial risk-based, non-EAP	$201,979	$234,391	$32,412	16.0%
Government risk-based, non-EAP	296,461	752,490	456,029	153.8%
EAP risk-based	97,900	94,658	(3,242)	(3.3%)
Commercial ASO	45,342	52,569	7,227	15.9%
Government ASO	23,694	23,493	(201)	(0.8%)
Managed care and other revenue	665,376	1,157,601	492,225	74.0%
Costs of care	482,054	928,661	446,607	92.6%
	183,322	228,940	45,618	24.9%
Direct service costs and other	138,968	186,246	47,278	34.0%
	44,354	42,694	(1,660)	(3.7%)
Stock compensation expense	2,659	2,950	291	10.9%
Changes in fair value of contingent consideration	(49)	233	282	(575.5%)
Less: non-controlling interest segment loss	(277)	—	277	(100.0%)
Segment profit	$47,241	$45,877	$(1,364)	(2.9%)

Direct service cost as % of revenue	20.9%	16.1%
MLR commercial risk	84.5%	84.0%
MLR government risk	81.4%	88.6%
MLR EAP risk	71.7%	68.9%

Membership
Commercial risk (1)	11,576	11,890	314	2.7%
Government risk	429	575	146	34.0%
EAP risk	14,600	15,343	743	5.1%
Commercial ASO (1)	25,952	28,672	2,720	10.5%
Government ASO	1,051	882	(169)	(16.1%)
	53,608	57,362	3,754	7.0%

(1)May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Managed care and other revenue

Net revenue increased by 74.0 percent or $492.2 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to revenue for Senior Whole Health acquired on October 31, 2017 of $307.8 million, contracts implemented after (or during) the Prior Year Quarter of $154.1 million,  higher membership partially offset by net unfavorable rate changes of $28.5 million, program changes of $15.5 million, net revenue recorded for HIF fees in the Current Year Quarter of $7.8 million, the revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $7.0 million and a performance penalty in the Prior Year Quarter of $3.3 million. These increases were partially offset by terminated contracts of $15.9 million, favorable retroactive rate adjustments and profit share in the Prior Year Quarter of $9.1 million, customer settlements in the Prior Year Quarter of $2.0 million, the revenue impact of favorable prior period medical claims development recorded in the Current Year Quarter of $1.3 million and other net unfavorable variances of $3.5 million.

Cost of care

Cost of care increased by 92.6 percent or $446.6 million from the Prior Year Quarter to the Current Year Quarter. The increase is mainly due to care cost for Senior Whole Health of $261.1 million, new contracts implemented after (or during) the Prior Year Quarter of $145.4 million, increased membership partially offset by lower care associated with net unfavorable rate changes of $15.2 million, program changes of $12.6 million, net favorable prior period medical claims development recorded in the Prior Year Quarter of $12.0 million, net favorable settlements of $1.8 million in the Prior Year Quarter and care trends and other net unfavorable variances of $22.4 million. These increases were partially offset by terminated contracts of $17.4 million and net favorable prior period medical claims development recorded in the Current Year Quarter of $6.5 million. For our commercial contracts, cost of care as a percentage of risk revenue (excluding EAP business) decreased as a percentage of risk revenue (excluding EAP business) from 84.5 percent in the Prior Year Quarter to 84.0 percent in the Current Year Quarter, mainly due to favorable care development, terminated contracts and favorable rate changes. For our government contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 81.4 percent in the Prior Year Quarter to 88.6 percent in the Current Year Quarter mainly due to new business, favorable care development in the Prior Year Quarter and business mix.

Direct service costs and other

Direct service costs increased by 34.0 percent or $47.3 million from the Prior Year Quarter to the Current Year Quarter primarily due to costs related to Senior Whole Health, costs to support new business, and HIF fees in the Current Year Quarter, which increases were partially offset by the impact of terminated contracts. Direct service costs decreased as a percentage of revenue from 20.9 percent in the Prior Year Quarter to 16.1 percent in the Current Year Quarter, mainly due to increased revenue from business growth and acquisition activity partially offset by terminated contracts.

Pharmacy Management

The Pharmacy Management segment comprises products and solutions that provide clinical and financial management of pharmaceuticals paid under medical and pharmacy benefit programs. Pharmacy Management’s services include: (i) PBM services; (ii)  PBA for state Medicaid and other government sponsored programs; (iii) pharmaceutical dispensing operations; (iv) clinical and formulary management programs; (v) medical pharmacy management programs; and (vi) programs for the integrated management of specialty drugs. Pharmacy Management’s services are provided under contracts with health plans, employers, MCOs, state Medicaid programs, Medicare Part D and other government agencies.

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three months ended
	March 31,
Pharmacy Segment Results	2017	2018	Change '17 vs '18
Formulary management	$22,300	$20,377	$(1,923)	(8.6%)
PBA and other	41,880	41,930	50	0.1%
Managed care and other revenue	64,180	62,307	(1,873)	(2.9%)
PBM, including dispensing	488,100	533,792	45,692	9.4%
Medicare Part D	118,646	98,406	(20,240)	(17.1%)
PBM revenue	606,746	632,198	25,452	4.2%
Total net revenue	670,926	694,505	23,579	3.5%
Cost of goods sold	571,837	604,913	33,076	5.8%
	99,089	89,592	(9,497)
Direct service costs and other	75,853	75,586	(267)	(0.4%)
	23,236	14,006	(9,230)	(39.7%)
Stock compensation expense	5,730	1,485	(4,245)	(74.1%)
Segment profit	$28,966	$15,491	$(13,475)	(46.5%)

Direct service cost as % of revenue	11.3%	10.9%
COGS as % of PBM revenue	94.2%	95.7%

Pharmacy Operational Statistics
Adjusted commercial network claims	7,100	7,552
Adjusted PBA claims	16,900	18,089
Total adjusted claims	24,000	25,641

Generic dispensing rate	86.9%	86.8%
Commercial PBM covered lives	1,900	2,023
Medical pharmacy covered lives	13,700	13,870
Total states and DC that participate in PBA	26	27

Managed care and other revenue

Managed care and other revenue decreased by 2.9 percent or $1.9 million from the Prior Year Quarter to the Current Year Quarter mainly due to decreased formulary management revenue.

PBM revenue

PBM revenue increased by 4.2 percent or $25.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $30.7 million, and net increased membership and utilization of $9.3 million. These favorable variances were partially offset by lower revenue of $7.0 million in the Current Year Quarter due to timing differences caused by the implementation of ASC 606, terminated contracts of $6.0 million and other net unfavorable variances of $1.5 million.

Cost of goods sold

Cost of goods sold increased by 5.8 percent or $33.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $29.2 million, net increased membership and utilization of $6.0 million and timing of network management initiatives of $4.3 million in the Current Year Quarter. These increases were partially offset by terminated contracts of $5.8 million and other decreases of $0.6 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold increased from 94.2 percent in the Prior Year Quarter to 95.7 percent in the Current Year Quarter, mainly due to business mix.

Direct service costs and other

Direct service costs decreased by 0.4 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter, primarily due to a decrease in stock compensation partially offset by higher costs to support new business. Direct service costs decreased as a percentage of revenue from 11.3 percent in the Prior Year Quarter to 10.9 percent in the Current Year Quarter, mainly due to an increase in revenue from business growth and business mix.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three months ended
	March 31,
Corporate Segment & Eliminations	2017	2018	Change '17 vs '18
Managed care and other revenue	$(216)	$(145)	$71	(32.9%)
PBM revenue	(30,463)	(46,884)	(16,421)	53.9%
Cost of goods sold	29,204	45,248	16,044	54.9%
	(1,475)	(1,781)	(306)	20.7%
Direct service costs and other	6,665	7,245	580	8.7%
	(8,140)	(9,026)	(886)	10.9%
Stock compensation expense	1,751	3,211	1,460	83.4%
Less: non-controlling interest segment loss	(1)	—	1	(100.0%)
Segment loss	$(6,388)	$(5,815)	$573	(9.0%)

Inter segment revenues and expenses

Healthcare subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Healthcare’s customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company’s employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated within the Corporate segment.

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

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended
	March 31,
	2017	2018
Income before income taxes	$29,275	$11,377
Stock compensation expense	10,140	7,646
Changes in fair value of contingent consideration	(49)	233
Non-controlling interest segment loss	278	—
Depreciation and amortization	26,976	30,407
Interest expense	4,148	8,366
Interest and other income	(949)	(2,476)
Segment Profit	$69,819	$55,553

The following table reconciles Adjusted Net Income to net income attributable to Magellan (in thousands):

	Three Months Ended
	March 31,
	2017	2018
Net income attributable to Magellan	$17,747	$11,452
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	4,852	262
Changes in fair value of contingent consideration	(49)	233
Amortization of acquired intangibles	8,452	11,871
Tax impact	(4,879)	(3,013)
Adjusted Net Income	$26,123	$20,805

The following table reconciles Adjusted EPS to net income per common share attributable to Magellan—diluted:

	Three Months Ended
	March 31,
	2017	2018
Net income per common share attributable to Magellan—diluted	$0.74	$0.45
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	0.20	0.01
Changes in fair value of contingent consideration	—	0.01
Amortization of acquired intangibles	0.35	0.46
Tax impact	(0.20)	(0.12)
Adjusted EPS	$1.09	$0.81

The Company believes these non‑GAAP measures provide a useful comparison of the Company’s underlying business performance from period to period and are more representative of the earnings capacity of the Company. Non‑GAAP financial measures we disclose, such as Segment Profit, Adjusted Net Income and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

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

(vi) the timing of acquisitions; (vii) changes in estimates regarding medical costs and claims incurred but not reported (“IBNR”); and (viii) changes in the estimates of contingent consideration.

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

Interest Rate Risk.  Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of March 31, 2018, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.    The Company reported net cash used in operating activities of $31.1 million for the Prior Year Quarter and net cash provided by operating activities of $81.0 million for the Current Year Quarter. The $112.1 million increase in operating cash flows from the Prior Year Quarter to the Current Year Quarter is mainly attributable to favorable working capital changes and decreased tax payments partially offset by a decrease in Segment Profit and an increase in interest payments between years.

The net favorable impact of working capital changes between periods totaled $124.2 million. For the Prior Year Quarter, operating cash flows were impacted by net unfavorable working capital changes of $81.6 million, which were largely attributable to timing of discretionary bonus activity and other net unfavorable working capital changes. For the Current Year Quarter, operating cash flows were impacted by net favorable working capital changes of $42.6 million, which were largely attributable to timing related to receivables and payables. Tax payments for the Current Year Quarter decreased $10.9 million from the Prior Year Quarter.

Segment Profit for the Current Year Quarter decreased $14.3 million from the Prior Year Quarter.  Interest payments for the Current Year Quarter increased $8.7 million from the Prior Year Quarter.

Investing Activities.  The Company utilized $10.9 million and $19.5 million during the Prior Year Quarter and the Current Year Quarter, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Quarter were $2.4 million and $8.5 million, respectively, as compared to additions for the Current Year Quarter related to hard assets and capitalized software of $6.3 million and $13.2 million, respectively.

During the Prior Year Quarter and the Current Year Quarter the Company used $9.6 million and $23.9 million, respectively, for the net purchase of "available-for-sale" securities. During the Prior Year Quarter, the Company used net cash of $0.2 million related to the acquisition of Veridicus.

Financing Activities.  During the Prior Year Quarter, the Company paid $181.3 million on debt obligations, $1.4 million on capital lease obligations and had other net unfavorable items of $1.3 million. In addition, the Company received $200.0 million from the issuance of debt and $4.9 million from the exercise of stock options.

During the Current Year Quarter, the Company paid $54.4 million on debt obligations, $1.5 million on capital lease obligations and had other net unfavorable items of $3.1 million.  In addition, the Company received $16.9 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

Liquidity.  The Company may draw on the 2017 Credit Agreement as required to meet working capital needs associated with the timing of receivables and payables, fund share repurchases or support acquisition activities. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance the Company will not experience any such losses in the future.

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

Off‑Balance Sheet Arrangements.  As of March 31, 2018, the Company has no material off‑balance sheet arrangements.

Credit Agreement.    On September 22, 2017, the Company entered into the 2017 Credit Agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower. The 2017 Credit Agreement is scheduled to mature on September 22, 2022. See Note A—“General” for more information on the 2017 Credit Agreement.

Restrictive Covenants in Debt Agreements.  The 2017 Credit Agreement contains covenants that potentially limit management’s discretion in operating the Company’s business by, in certain circumstances, restricting or limiting the Company’s ability, among other things, to:

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies, legal liabilities and contingent consideration payable. Actual results could differ from those estimates. Except as noted below, the Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10‑K, filed with the SEC on March 1, 2018.

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

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward‑looking statements is set forth under the heading “Risk Factors” in Item 1A of Magellan’s Annual Report on Form 10‑K for the year ended December 31, 2017. When used in this Quarterly Report on Form 10‑Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward‑looking statements. Magellan undertakes no obligation to update or revise forward‑looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of March 31, 2018, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.  Controls and Procedures

a) The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) under the Exchange Act), as of March 31, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting at AFSC which we acquired on July 1, 2016, and which operates as a component of our Healthcare segment. The material weakness was identified and discussed in “Part II – Item 9A – Controls and Procedures” of our Annual Report on Form 10-K which was filed with the SEC on March 1, 2018.

Notwithstanding the identified material weakness, management, including our CEO (principal executive officer) and CFO (principal financial officer), believes the consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

AFSC was acquired on July 1, 2016 and generated about 3% and 2% of our total net revenues for the year ended December 31, 2017 and three months ended March 31, 2018, respectively. Prior to 2017, AFSC was not included in assessments of the effectiveness of our internal control over financial reporting as the Securities and Exchange Commission (“SEC”) rules provide companies one year to assess controls at an acquired entity. Accordingly, within the 2017 period, we performed our first comprehensive assessment of the design and effectiveness of internal controls at AFSC and determined that AFSC’s internal control over financial reporting was ineffective as of December 31, 2017. Specifically, AFSC did not adequately identify, design and implement appropriate process-level controls for its processes, including AFSC’s contract accounting and information technology general controls. There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there was no restatement of prior period financial statements and no change in previously released financial results were required as the result of these control deficiencies.

We are actively engaged in remediation to address the material weakness reported as of December 31, 2017. The remediation efforts we expect to implement include the enhanced and revised design of existing financial reporting controls related to financial close process, billing, contract accounting and information technology general controls at AFSC.

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

b) Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There has been no material change in our risk factors as disclosed in Part I—Item 1A—“Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. The Company made no repurchases during the three months ended March 31, 2018. As of March 31, 2018, the Company had approximately $53.0 million remaining available for future repurchases under the current plan. The Company made no share repurchases from April 1, 2018 through April 20, 2018.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Form of Stock Option Agreement, relating to options granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 9, 2018 and is incorporated herein by reference.

10.2

Form of Notice of Stock Option Grant, relating to options granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 9, 2018 and is incorporated herein by reference.

10.3

Form of Performance-Based Restricted Stock Unit Agreement, relating to performance-based restricted stock units granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on March 9, 2018 and is incorporated herein by reference.

10.4

Form of Notice of Performance-Based Restricted Stock Award, relating to performance-based restricted stock units granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8-K, which was filed on March 9, 2018 and is incorporated herein by reference.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2018	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)