Form 10-Q
period 2018-06-30
MAGELLAN HEALTH INC
filed 2018-07-27
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

The number of shares of the registrant’s Ordinary Common Stock outstanding as of June 30, 2018 was 24,555,149.

FORM 10‑Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		June 30,
	December 31,	2018
	2017	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($229,013 and $73,494 restricted at December 31, 2017 and June 30, 2018, respectively)	$398,732	$246,109
Accounts receivable, net	660,775	839,773
Short-term investments ($219,111 and $341,007 restricted at December 31, 2017 and June 30, 2018, respectively)	310,578	412,770
Pharmaceutical inventory	40,945	50,333
Other current assets ($41,121 and $47,949 restricted at December 31, 2017 and June 30, 2018, respectively)	72,323	119,164
Total Current Assets	1,483,353	1,668,149
Property and equipment, net	158,638	160,702
Long-term investments ($17,287 and $20,478 restricted at December 31, 2017 and June 30, 2018, respectively)	17,287	20,478
Deferred income taxes	813	1,554
Other long-term assets	22,567	30,909
Goodwill	1,006,288	1,014,321
Other intangible assets, net	268,288	243,646
Total Assets	$2,957,234	$3,139,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$74,300	$76,458
Accrued liabilities	193,635	268,258
Short-term contingent consideration	6,892	7,062
Medical claims payable	327,625	397,550
Other medical liabilities	177,002	183,222
Current debt and capital lease obligations	112,849	90,546
Total Current Liabilities	892,303	1,023,096
Long-term debt and capital lease obligations	740,888	734,503
Deferred income taxes	12,298	10,928
Tax contingencies	14,226	15,058
Long-term contingent consideration	1,925	2,058
Deferred credits and other long-term liabilities	19,100	35,346
Total Liabilities	1,680,740	1,820,989
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2017 and June 30, 2018-Issued and outstanding-none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2017 and June 30, 2018-Issued and outstanding-52,973 and 24,202 shares at December 31, 2017, respectively, and 53,475 and 24,555 shares at June 30, 2018, respectively	530	535
Other Stockholders’ Equity:
Additional paid-in capital	1,274,811	1,311,316
Retained earnings	1,399,495	1,420,271
Accumulated other comprehensive loss	(380)	(567)
Treasury stock, at cost, 28,771 and 28,920 shares at December 31, 2017 and June 30, 2018, respectively	(1,397,962)	(1,412,785)
Total Stockholders’ Equity	1,276,494	1,318,770
Total Liabilities and Stockholders’ Equity	$2,957,234	$3,139,759

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Net revenue:
Managed care and other	$821,699	$1,215,340	$1,551,039	$2,435,103
PBM	597,440	595,583	1,173,723	1,180,897
Total net revenue	1,419,139	1,810,923	2,724,762	3,616,000
Costs and expenses:
Cost of care	583,264	935,814	1,065,318	1,864,475
Cost of goods sold	562,355	558,419	1,104,988	1,118,084
Direct service costs and other operating expenses (1)(2)	231,372	259,152	452,858	528,229
Depreciation and amortization	27,731	33,848	54,707	64,255
Interest expense	4,900	8,678	9,048	17,044
Interest and other income	(1,071)	(3,363)	(2,020)	(5,839)
Total costs and expenses	1,408,551	1,792,548	2,684,899	3,586,248
Income before income taxes	10,588	18,375	39,863	29,752
Provision for income taxes	5,661	4,824	17,467	4,749
Net income	4,927	13,551	22,396	25,003
Less: net loss attributable to non-controlling interest	(573)	—	(851)	—
Net income attributable to Magellan	$5,500	$13,551	$23,247	$25,003
Net income attributable to Magellan per common share:
Basic (See Note B)	$0.24	$0.55	$1.01	$1.02
Diluted (See Note B)	$0.23	$0.53	$0.97	$0.98

(1)

Includes stock compensation expense of $11,371 and $10,439 for the three months ended June 30, 2017 and 2018, respectively, and $21,511 and $18,085 for the six months ended June 30, 2017 and 2018, respectively.

(2)

Includes changes in fair value of contingent consideration of $252 and $70 for the three months ended June 30, 2017 and 2018, respectively, and $203 and $303 for the six months ended June 30, 2017 and 2018, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Net income	$4,927	$13,551	$22,396	$25,003
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities (1)	22	132	1	(187)
Comprehensive income	4,949	13,683	22,397	24,816
Less: comprehensive loss attributable to non-controlling interest	(573)	—	(851)	—
Comprehensive income attributable to Magellan	$5,522	$13,683	$23,248	$24,816

(1)	Net of income tax provision (benefit) of $14 and $42 for the three months ended June 30, 2017 and 2018, respectively, and $2 and $(59) for the six months ended June 30, 2017 and 2018, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2017	2018
Cash flows from operating activities:
Net income	$22,396	$25,003
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	54,707	64,255
Non-cash interest expense	578	614
Non-cash stock compensation expense	21,511	18,085
Non-cash income tax benefit	(1,520)	(100)
Non-cash amortization on investments	2,094	1,171
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(21,859)	(179,350)
Pharmaceutical inventory	(1,188)	(9,388)
Other assets	(21,974)	(57,398)
Accounts payable and accrued liabilities	(59,372)	50,322
Medical claims payable and other medical liabilities	5,978	89,932
Contingent consideration	203	303
Tax contingencies	764	721
Deferred credits and other long-term liabilities	1,882	16,884
Other	(364)	69
Net cash provided by operating activities	3,836	21,123
Cash flows from investing activities:
Capital expenditures	(26,797)	(37,132)
Acquisitions and investments in businesses, net of cash acquired	(3,200)	—
Purchase of investments	(238,814)	(334,250)
Maturity of investments	233,143	227,446
Net cash used in investing activities	(35,668)	(143,936)
Cash flows from financing activities:
Proceeds from issuance of debt	200,000	—
Payments to acquire treasury stock	(5,000)	(14,323)
Proceeds from exercise of stock options	5,946	21,476
Payments on debt and capital lease obligations	(190,978)	(33,912)
Other	(1,311)	(3,051)
Net cash provided by (used in) financing activities	8,657	(29,810)
Net decrease in cash and cash equivalents	(23,175)	(152,623)
Cash and cash equivalents at beginning of period	304,508	398,732
Cash and cash equivalents at end of period	$281,333	$246,109

Supplemental cash flow data:
Non-cash investing activities:
Property and equipment acquired under capital leases	$2,418	$4,623

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Government reporting unit contracts with local, state and federal governmental agencies to provide services to recipients under Medicaid, Medicare and other government programs. For certain contracts, the management of total medical cost, as well as long term support services, for special populations is delivered through Magellan Complete Care (“MCC”). These special populations include individuals with serious mental illness (“SMI”), dual eligibles, aged, blind and disabled (“ABD”) and other populations with unique and often complex healthcare needs. In addition, the Company’s management services include behavioral health and EAP.

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

June 30, 2018

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The FASB also issued various ASUs which subsequently amended ASU 2014-09. These amendments and ASU 2014-09, collectively known as Accounting Standard Codification 606 (“ASC 606”), were adopted on a modified retrospective basis in the quarter ended March 31, 2018. The Company applied the standard to contracts not completed at the date of initial application. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For contracts that were modified before January 1, 2018 the Company has not retrospectively restated the contracts for those modifications in accordance with the contract modification guidance, instead the Company reflected the aggregate effect of those modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligation. Given the nature of our arrangements, the Company does not believe the use of this practical expedient had a significant impact on the results of our adoption.

A  majority of our managed care revenue continues to be recognized over the applicable coverage period on a per member basis for covered members. In addition, a majority of the PBM revenue continues to be recognized as the claims are adjudicated or when the drugs are dispensed. The main impacts of ASC 606 to the Company’s business relate to the timing of revenue recognition in relation to upfront fees in certain PBA contracts, as well as performance

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

incentive, performance guarantee and risk share arrangements. Some of the Company’s PBA contracts contain upfront fees, which under ASC 605 were amortized over the life of the contract. Under ASC 606, these upfront fees constitute a material right and are amortized over the anticipated life of the customer. Certain contracts include performance incentive, performance guarantee and risk share arrangements, which under ASC 605 were recorded based on calculations using the current period’s data. Under ASC 606, the revenues are recognized on a probability weighted approach based on anticipated outcomes for the performance period. In addition, under ASC 606 the accounting for material rights in relation to some of the Company’s government contracts will impact the consolidated balance sheets for interim reporting periods.

The cumulative effect of changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Other current assets	$72,323	$(667)	$71,656
Total Current Assets	1,483,353	(667)	1,482,686
Deferred income taxes	813	1,335	2,148
Other long-term assets	22,567	(1,333)	21,234
Total Assets	2,957,234	(665)	2,956,569

Liabilities and Stockholders' Equity
Accrued liabilities	193,635	(2,182)	191,453
Total Current Liabilities	892,303	(2,182)	890,121
Deferred credits and other long-term liabilities	19,100	5,744	24,844
Total Liabilities	1,680,740	3,562	1,684,302
Retained earnings	1,399,495	(4,227)	1,395,268
Total Stockholders' Equity	1,276,494	(4,227)	1,272,267
Total Liabilities and Stockholders' Equity	2,957,234	(665)	2,956,569

The impact of the adoption of ASC 606 on our consolidated balance sheet as of June 30, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Assets
Accounts receivable	$839,773	$(17,972)	$821,801
Other current assets	119,164	(445)	118,719
Total Current Assets	1,668,149	(18,417)	1,649,732
Other long-term assets	30,909	9,199	40,108
Total Assets	3,139,759	(9,218)	3,130,541

Liabilities and Stockholders' Equity
Accrued liabilities	268,258	(11,127)	257,131
Other medical liabilities	183,222	50	183,272
Total Current Liabilities	1,023,096	(11,077)	1,012,019
Deferred credits and other long-term liabilities	35,346	(6,835)	28,511
Total Liabilities	1,820,989	(17,912)	1,803,077
Retained earnings	1,420,271	8,694	1,428,965
Total Stockholders' Equity	1,318,770	8,694	1,327,464
Total Liabilities and Stockholders' Equity	3,139,759	(9,218)	3,130,541

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

The impact of the adoption of ASC 606 on our consolidated income statement for the three months ended June 30, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Managed care and other	$1,215,340	$(1,203)	$1,214,137
PBM	595,583	1,749	597,332
Total net revenue	1,810,923	546	1,811,469
Income before income taxes	18,375	546	18,921
Provision for income taxes	4,824	143	4,967
Net income	13,551	403	13,954
Net income attributable to Magellan	13,551	403	13,954

The impact of the adoption of ASC 606 on our consolidated income statement for the six months ended June 30, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Managed care and other	$2,435,103	$(3,955)	$2,431,148
PBM	1,180,897	8,199	1,189,096
Total net revenue	3,616,000	4,244	3,620,244
Income before income taxes	29,752	4,244	33,996
Provision for income taxes	4,749	1,112	5,861
Net income	25,003	3,132	28,135
Net income attributable to Magellan	25,003	3,132	28,135

In February 2016, the FASB issued ASU No. 2016‑02, “Leases” (“ASU 2016‑02”). This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact this ASU, but believes the effect of this ASU will have a material effect on the Company’s consolidated balance sheets.

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

June 30, 2018

(Unaudited)

intangible assets, medical claims payable, other medical liabilities, contingent consideration, stock compensation assumptions, tax contingencies and legal liabilities. In addition, the Company makes significant estimates in relation to revenue recognition under ASC 606 which are explained in more detail in “Revenue Recognition” below. Actual results could differ from those estimates.

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three and six months ended June 30, 2018 by major service line, type of customer and timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2018
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Commercial
Risk-based, non-EAP	$238,272	$—	$(114)	$238,158
EAP risk-based	12,335	—	—	12,335
ASO	51,111	8,529	(37)	59,603
Government
Risk-based, non-EAP	750,162	—	—	750,162
EAP risk-based	78,940	—	—	78,940
ASO	24,068	—	—	24,068
PBM, including dispensing	—	536,131	(47,211)	488,920
Medicare Part D	—	106,663	—	106,663
PBA	—	33,088	—	33,088
Formulary management	—	18,348	—	18,348
Other	—	638	—	638
Total net revenue	$1,154,888	$703,397	$(47,362)	$1,810,923

Type of Customer
Government	$853,170	$229,948	$—	$1,083,118
Non-government	301,718	473,449	(47,362)	727,805
Total net revenue	$1,154,888	$703,397	$(47,362)	$1,810,923

Timing of Revenue Recognition
Transferred at a point in time	$—	$642,794	$(47,211)	$595,583
Transferred over time	1,154,888	60,603	(151)	1,215,340
Total net revenue	$1,154,888	$703,397	$(47,362)	$1,810,923

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

	Six Months Ended June 30, 2018
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Commercial
Risk-based, non-EAP	$472,663	$—	$(114)	$472,549
EAP risk-based	24,756	—	—	24,756
ASO	103,680	15,829	(182)	119,327
Government
Risk-based, non-EAP	1,502,652	—	—	1,502,652
EAP risk-based	161,177	—	—	161,177
ASO	47,561	—	—	47,561
PBM, including dispensing	—	1,069,923	(94,095)	975,828
Medicare Part D	—	205,069	—	205,069
PBA	—	66,634	—	66,634
Formulary management	—	38,725	—	38,725
Other	—	1,722	—	1,722
Total net revenue	$2,312,489	$1,397,902	$(94,391)	$3,616,000

Type of Customer
Government	$1,711,390	$457,997	$—	$2,169,387
Non-government	601,099	939,905	(94,391)	1,446,613
Total net revenue	$2,312,489	$1,397,902	$(94,391)	$3,616,000

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,274,992	$(94,095)	$1,180,897
Transferred over time	2,312,489	122,910	(296)	2,435,103
Total net revenue	$2,312,489	$1,397,902	$(94,391)	$3,616,000

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

June 30, 2018

(Unaudited)

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

June 30, 2018

(Unaudited)

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	January 1, 2018	June 30, 2018	$ Change	% Change
Accounts receivable	$679,269	$864,674	$185,405	27.3%
Contract assets	8,564	14,339	5,775	67.4%
Contract liabilities - current	14,299	75,552	61,253	428.4%
Contract liabilities - long-term	12,303	12,612	309	2.5%

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $185.4 million, mainly due to timing. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $5.8 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, increased by $61.3 million, mainly due to the timing of receipts related to July 2018 revenues and the timing of material rights generated for some of the Company’s government contracts. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, increased by $0.3 million, mainly due to receipts for which recognition will be long-term.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

 During the three months ended June 30, 2018, the Company recognized revenue of $59.2 million that was included in current contract liabilities at March 31, 2018. During the six months ended June 30, 2018, the Company recognized revenue of $70.5 million that was included in current contract liabilities at January 1, 2018. The estimated timing of recognition of amounts included in contract liabilities at June 30, 2018 are as follows: 2018—$70.9 million; 2019—$6.1 million; 2020—$2.6 million; 2021 and beyond—$8.6 million. During the three and six months ended June 30, 2018, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

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

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has a contract with the State of Florida to provide integrated healthcare services to Medicaid enrollees in the state of Florida (the “Florida Contract”). The Florida Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. The State of Florida has the right to terminate the Florida Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contract generated net revenues of $300.1 million and $307.9 million for the six months ended June 30, 2017 and 2018, respectively.

On July 14, 2017, the State of Florida issued an Invitation to Negotiate for a new contract for its Medicaid managed care program to replace the current contract with the Company and to be effective January 1, 2019. On April 24, 2018 the Company was notified by the Florida Agency for Health Care Administration (“AHCA”) that the Company was not selected to negotiate a new contract to serve as a vendor for its Medicaid managed care program. The Company filed a protest with AHCA.

Customers exceeding ten percent of segment net revenues

In addition to the Florida Contract, previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2017 and 2018 (in thousands):

Segment	Term Date	2017	2018

Healthcare
Customer A	(1)	$79,247	$356,573
Customer B	December 31, 2018 to December 31, 2020 (2)	—	330,910

Pharmacy Management
Customer C	March 31, 2019	184,364	176,650

(1)	The Company, along with other participating managed care plans in this state, continues to provide services while a new contract is being finalized.
(2)	The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $232.4 million and $275.3 million for the six months ended June 30, 2017 and 2018, respectively. Net revenues from members in relation to its contracts with CMS in aggregate totaled $236.1 million and $205.1 million for the six months ended June 30, 2017 and 2018, respectively. As of December 31, 2017 and June 30, 2018, the Company had $131.5 million and $119.8 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $177.5 million and $165.8 million for the six months ended June 30, 2017 and 2018, respectively.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$284,064	$—	$284,064
Investments:
U.S. Government and agency securities	28,231	—	—	28,231
Obligations of government-sponsored enterprises (2)	—	22,088	—	22,088
Corporate debt securities	—	269,788	—	269,788
Taxable municipal bonds	—	5,000	—	5,000
Certificates of deposit	—	2,758	—	2,758
Total assets held at fair value	$28,231	$583,698	$—	$611,929

Liabilities
Contingent consideration	$—	$—	$8,817	$8,817
Total liabilities held at fair value	$—	$—	$8,817	$8,817

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$215,843	$—	$215,843
Investments:
U.S. Government and agency securities	52,716	—	—	52,716
Obligations of government-sponsored enterprises (2)	—	13,026	—	13,026
Corporate debt securities	—	345,394	—	345,394
Certificates of deposit	—	22,112	—	22,112
Total assets held at fair value	$52,716	$596,375	$—	$649,091

Liabilities
Contingent consideration	$—	$—	$9,120	$9,120
Total liabilities held at fair value	$—	$—	$9,120	$9,120

(1)	Excludes $114.7 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $30.3 million of cash held in bank accounts by the Company.

For the six months ended June 30, 2018, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable, accounts payable and revolving loan borrowings, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $389.2 million as of June 30, 2018 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $336.9 million as of June 30, 2018 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

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

As of December 31, 2017 and June 30, 2018, the Company estimated undiscounted future contingent payments of $9.9 million and $9.8 million, respectively. As of June 30, 2018, the aggregate amounts and projected dates of future potential contingent consideration payments were $7.2 million in 2018 and $2.6 million in 2020.

As of December 31, 2017, the fair value of the short-term and long-term contingent consideration was $6.9 million and $1.9 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of June 30, 2018, the fair value of the short-term and long-term contingent consideration was $7.1 million and $2.0 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $0.3 million and $0.2 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of income. The increases during 2018 were mainly a result of changes in present value.

The following table summarizes the Company’s liability for contingent consideration for the six months ended June 30, 2018 (in thousands):

June 30,
2018
Balance as of beginning of period	$8,817
Changes in fair value	303
Payments	—
Balance as of end of period	$9,120

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At June 30, 2018, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $115.8 million are included in cash and cash equivalents.

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

As of December 31, 2017 and June 30, 2018, there were no material unrealized losses that the Company determined to be other‑than‑temporary. No realized gains or losses were recorded for the six months ended

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

June 30, 2017 or 2018. The following is a summary of short‑term and long‑term investments at December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$28,313	$—	$(82)	$28,231
Obligations of government-sponsored enterprises (1)	22,139	—	(51)	22,088
Corporate debt securities	270,154	1	(367)	269,788
Taxable municipal bonds	5,000	—	—	5,000
Certificates of deposit	2,758	—	—	2,758
Total investments at December 31, 2017	$328,364	$1	$(500)	$327,865

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$52,838	$—	$(122)	$52,716
Obligations of government-sponsored enterprises (1)	13,079	—	(53)	13,026
Corporate debt securities	345,965	5	(576)	345,394
Certificates of deposit	22,112	—	—	22,112
Total investments at June 30, 2018	$433,994	$5	$(751)	$433,248

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

The maturity dates of the Company’s investments as of June 30, 2018 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2018	$205,329	$205,104
2019	228,665	228,144
Total investments at June 30, 2018	$433,994	$433,248

Income Taxes

The Company’s effective income tax rates were 43.8 percent and 16.0 percent for the six months ended June 30, 2017 and 2018, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2018 is lower than the effective rate for the six months ended June 30, 2017 primarily due to the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent and more significant tax deductions in 2018 in excess of recognized stock compensation expense. The 2018 decreases attributable to the statutory rate reduction and stock compensation expense outweighed the rate increase related to the non-deductible health insurer fee that was reinstated in 2018.

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company previously filed separate consolidated federal income tax returns for AlphaCare of New York, Inc. (“AlphaCare”) and its parent, AlphaCare Holdings, Inc. (“AlphaCare Holdings”). During 2017, AlphaCare and AlphaCare Holdings became members of the Magellan federal consolidated group. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, state or local income tax assessments for years ended prior to 2014.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

During 2018, the Internal Revenue Service (“IRS”) began examinations of the following federal consolidated income tax returns: (i) the Company for the year ended December 31, 2015, (ii) SWH Holdings, Inc. for the year ended December 31, 2016, and (iii) AlphaCare Holdings for the year ended December 31, 2016. Although the IRS has made no tax assessments on any of these returns, the examinations could lead to proposed adjustments to the reported tax liabilities. Under the terms of the SWH Holdings, Inc. Agreement and Plan of Merger, the previous owners of SWH Holdings, Inc. provided the Company with an indemnification with respect to any such pre-acquisition period tax liabilities.

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

The Company did not identify any items for which a reasonable estimate of the income tax effects of the Tax Act could not be determined as of December 31, 2017. The Company included the provisional tax impacts related to the remeasurement of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. No changes were made to those provisional balances in the current year. The Company will continue to analyze the Tax Act and additional technical and interpretive guidance on the Tax Act from the government and will complete its accounting no later than December 22, 2018.

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

Net Operating Loss Carryforwards

The Company has $38.8 million of federal net operating loss carryforwards (“NOLs”) available to reduce consolidated taxable income in 2018 and subsequent years. These NOLs (including $37.6 million incurred by AlphaCare prior to its membership in the Magellan consolidated group) will expire in 2018 through 2036 if not used and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs is subject to limitations under the Internal Revenue Code as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any federal NOLs before they expire. The Company and its subsidiaries also have $93.7 million of NOLs available to reduce state and local taxable income at certain subsidiaries in 2018 and subsequent years. These NOLs will expire in 2018 through 2037 if not used and are subject to examination and adjustment by the respective tax authorities. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and use. At this time, other than those considered in determining the valuation allowances discussed below, the Company does not believe these limitations will restrict the Company’s ability to use any of these state and local NOLs before they expire.

Deferred tax assets as of December 31, 2017 and June 30, 2018 are shown net of valuation allowances of $2.4 million. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

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

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non‑deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the Patient Protection and Affordable Care Act health insurer fee (“HIF”), suspending its application for 2017. The HIF fee went back into effect for 2018, however, on January 23, 2018 the United States Congress passed the Continuing Resolution which imposed another one-year moratorium on the HIF fee, suspending its application for 2019. For 2018 the HIF fee is expected to be $29.9 million which is included in accrued liabilities in the consolidated balance sheets.

Stock Compensation

At December 31, 2017 and June 30, 2018, the Company had equity‑based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018. The Company recorded stock compensation expense of $11.4 million and $21.5 million for the three and six months ended June 30, 2017, respectively, and $10.4 million and $18.1 million for the three and six months ended June 30, 2018, respectively. Stock compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2017 and 2018 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2018 was $25.67 as estimated using the Black‑Scholes‑Merton option pricing model, which also assumed an expected volatility of 28.21 percent based on the historical volatility of the Company’s stock price.

For the six months ended June 30, 2017 and 2018, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $1.0 million and $4.9 million, respectively, which were reported as a reduction to income tax expense.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

Summarized information related to the Company’s stock options for the six months ended June 30, 2018 is as follows:

	2018

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,458,237	$61.50
Granted	425,456	99.02
Forfeited	(44,651)	74.78
Exercised	(379,589)	56.58
Outstanding, end of period	2,459,453	$68.51
Vested and expected to vest at end of period	2,440,741	$68.38
Exercisable, end of period	1,483,866	$59.99

All of the Company’s options granted during the six months ended June 30, 2018 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the six months ended June 30, 2018 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	31,102	$68.00
Awarded	11,795	89.05
Vested	(31,102)	68.00
Forfeited	—	—
Outstanding, ending of period	11,795	89.05

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the six months ended June 30, 2018 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	163,289	$66.46
Awarded	109,348	99.45
Vested	(82,207)	65.54
Forfeited	(13,082)	80.95
Outstanding, ending of period	177,348	86.16

The vesting period for RSAs ranges from 12 months to 24 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the six months ended June 30, 2018 is as follows:

	2018
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	202,315	$84.63
Awarded	80,502	141.61
Vested	(33,592)	85.00
Forfeited	(1,865)	97.25
Outstanding, end of period	247,360	103.03

The weighted average estimated fair value of the PSUs granted in the six months ended June 30, 2018 was $141.61, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 2.37%, and expected volatility of 20% to 82% (average of 35%). The PSUs granted in the six months ended June 30, 2018, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2020 and vesting on March 5, 2021, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled is calculated as a percentage of the award target and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled varies from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2021 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2018, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 49 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Long Term Debt and Capital Lease Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes were issued at a discount and had a carrying value of $399.3 million as of December 31, 2017 and June 30, 2018.

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

June 30, 2018

(Unaudited)

Credit Agreement

On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). The 2017 Credit Agreement is scheduled to mature on September 22, 2022.

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the six months ended June 30, 2018, the weighted average interest rate was approximately 3.392 percent.

As of June 30, 2018, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2018—$8.8 million; 2019—$17.5 million; 2020—$17.5 million; 2021—$17.5 million; and 2022—$275.6 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2017 and June 30, 2018, the Company had revolving loan borrowings of $92.5 million and $70.0 million, respectively. The Company had $17.6 million of letters of credit outstanding at June 30, 2018 under the 2017 Credit Agreement. At June 30, 2018, the Company had a borrowing capacity of $312.4 million under the 2017 Credit Agreement. Included in long-term debt and capital lease obligations are deferred loan and bond issuance costs as of December 31, 2017 and June 30, 2018 of $6.6 million and $6.0 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2017 and June 30, 2018 of $26.5 million and $48.5 million, respectively.

Capital Lease Obligations

There were $22.9 million and $24.9 million of capital lease obligations at December 31, 2017 and June 30, 2018, respectively. The Company’s capital lease obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Numerator:
Net income attributable to Magellan	$5,500	$13,551	$23,247	$25,003
Denominator:
Weighted average number of common shares outstanding—basic	23,108	24,569	23,060	24,460
Common stock equivalents—stock options	399	669	436	738
Common stock equivalents—RSAs	439	33	421	28
Common stock equivalents—RSUs	30	23	56	50
Common stock equivalents—PSUs	61	111	62	232
Common stock equivalents—employee stock purchase plan	1	2	2	2
Weighted average number of common shares outstanding—diluted	24,038	25,407	24,037	25,510
Net income attributable to Magellan per common share—basic	$0.24	$0.55	$1.01	$1.02
Net income attributable to Magellan per common share—diluted	$0.23	$0.53	$0.97	$0.98

The weighted average number of common shares outstanding for the three and six months ended June 30, 2017 and 2018 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2017 and 2018 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 0.8 million and 0.7 million options for the three and six months ended June 30, 2017, respectively, and 0.5 million and 0.3 million for the three and six months ended June 30, 2018, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2017
Managed care and other revenue	$755,270	$66,659	$(230)	$821,699
PBM revenue	—	631,932	(34,492)	597,440
Cost of care	(583,264)	—	—	(583,264)
Cost of goods sold	—	(595,446)	33,091	(562,355)
Direct service costs and other	(145,914)	(74,953)	(10,505)	(231,372)
Stock compensation expense (1)	3,106	5,684	2,581	11,371
Changes in fair value of contingent consideration (1)	252	—	—	252
Less: non-controlling interest segment loss (2)	(568)	—	(1)	(569)
Segment profit (loss)	$30,018	$33,876	$(9,554)	$54,340

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2018
Managed care and other revenue	$1,154,888	$60,603	$(151)	$1,215,340
PBM revenue	—	642,794	(47,211)	595,583
Cost of care	(935,814)	—	—	(935,814)
Cost of goods sold	—	(603,951)	45,532	(558,419)
Direct service costs and other	(177,990)	(70,941)	(10,221)	(259,152)
Stock compensation expense (1)	2,742	1,408	6,289	10,439
Changes in fair value of contingent consideration (1)	70	—	—	70
Segment profit (loss)	$43,896	$29,913	$(5,762)	$68,047

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2017
Managed care and other revenue	$1,420,646	$130,839	$(446)	$1,551,039
PBM revenue	—	1,238,678	(64,955)	1,173,723
Cost of care	(1,065,318)	—	—	(1,065,318)
Cost of goods sold	—	(1,167,283)	62,295	(1,104,988)
Direct service costs and other	(284,882)	(150,806)	(17,170)	(452,858)
Stock compensation expense (1)	5,765	11,414	4,332	21,511
Changes in fair value of contingent consideration (1)	203	—	—	203
Less: non-controlling interest segment profit (loss) (2)	(845)	—	(2)	(847)
Segment profit (loss)	$77,259	$62,842	$(15,942)	$124,159

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2018
Managed care and other revenue	$2,312,489	$122,910	$(296)	$2,435,103
PBM revenue	—	1,274,992	(94,095)	1,180,897
Cost of care	(1,864,475)	—	—	(1,864,475)
Cost of goods sold	—	(1,208,864)	90,780	(1,118,084)
Direct service costs and other	(364,236)	(146,527)	(17,466)	(528,229)
Stock compensation expense (1)	5,692	2,893	9,500	18,085
Changes in fair value of contingent consideration (1)	303	—	—	303
Segment profit (loss)	$89,773	$45,404	$(11,577)	$123,600

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment loss is excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Income before income taxes	$10,588	$18,375	$39,863	$29,752
Stock compensation expense	11,371	10,439	21,511	18,085
Changes in fair value of contingent consideration	252	70	203	303
Non-controlling interest segment loss	569	—	847	—
Depreciation and amortization	27,731	33,848	54,707	64,255
Interest expense	4,900	8,678	9,048	17,044
Interest and other income	(1,071)	(3,363)	(2,020)	(5,839)
Segment Profit	$54,340	$68,047	$124,159	$123,600

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

June 30, 2018

(Unaudited)

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s wholly owned subsidiary, AFSC, conducts business with federal agency customers and federal contractors to such agencies. The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Defense Health Agency, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. AFSC generated approximately 3% and 2% of the Company’s total net revenues for the year ended December 31, 2017 and six months ended June 30, 2018, respectively.

Stock Repurchases

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. As of June 30, 2018, the remaining capacity under the 2015 Repurchase Program was $238.2 million. The board also extended the program from October 26, 2018 to October 26, 2020. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2018

(Unaudited)

anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - June 30, 2018	163,532	90.62	14.8
	2,616,899		$161.8

The Company made additional open market purchases of 37,032 shares of the Company’s common stock at an aggregate cost of $3.6 million (excluding broker commissions) during the period from July 1, 2018 through July 20, 2018.

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

The Company’s estimated fair values of SWH’s assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. In addition, the amount recognized for deferred tax liabilities may be impacted by the determination of these items. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required. During the six months ended June 30, 2018, the Company made measurement period adjustments of $7.9 million to increase the goodwill related to the SWH acquisition. The measurement period adjustments were to increase current liabilities.

The Company reports the results of operations of SWH in its Healthcare segment. As of June 30, 2018, the Company established a working capital receivable of $0.2 million that was reflected as a reduction to the transaction price.

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

Summarized Results

Summarized below are the key financial highlights for the quarter ended June 30, 2018 (“Current Year Quarter”). For additional Information see the “Results of Operations” section, which discusses both consolidated and segment results in more detail:

•	Net revenue increased 27.6 percent over the three months ended June 30, 2017 (“Prior Year Quarter”) to $1.8 billion.
•	Income before taxes increased by 73.5 percent from the Prior Year Quarter to $18.4 million.
•	Net income attributable to Magellan increased by 146.4 percent from the Prior Year Quarter to $13.6 million.

•	Segment profit[1] increased 25.2 percent over the Prior Year Quarter to $68.0 million.
•	Adjusted net income[1] was $23.3 million, an increase of 65.2 percent from the Prior Year Quarter.

1 see Non-GAAP Measures section for a discussion of these non-GAAP financial measures and a reconciliation to the most comparable GAAP item.

Key Developments and Accomplishments

•

On May 24, 2018 the Company’s board of directors approved an additional $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million. The board also extended the end date for and additional two years until October 22, 2020.

•	In May, the Company announced that it had been named to the annual Fortune 500 list of America’s largest corporations by revenue for the first time in the Company’s history.

Results of Operations

The following table summarizes, for the periods indicated, consolidated operating results (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Consolidated Results	2017	2018	17 vs '18	2017	2018	'17 vs '18
Statement of Operations Data:
Net revenue	$1,419,139	$1,810,923	27.6%	$2,724,762	$3,616,000	32.7%
Cost of Care	583,264	935,814	60.4%	1,065,318	1,864,475	75.0%
Cost of goods sold	562,355	558,419	(0.7%)	1,104,988	1,118,084	1.2%
Direct service costs and other operating expenses (1)(2)	231,372	259,152	12.0%	452,858	528,229	16.6%
Depreciation and amortization	27,731	33,848	22.1%	54,707	64,255	17.5%
Interest expense	4,900	8,678	77.1%	9,048	17,044	88.4%
Interest and other income	(1,071)	(3,363)	214.0%	(2,020)	(5,839)	189.1%
Income before income taxes	10,588	18,375	73.5%	39,863	29,752	(25.4%)
Provision (benefit) for income taxes	5,661	4,824	(14.8%)	17,467	4,749	(72.8%)
Net income	4,927	13,551	175.0%	22,396	25,003	11.6%
Less: net loss attributable to non-controlling interest	(573)	—	(100.0%)	(851)	—	(100.0%)
Net income attributable to Magellan	$5,500	$13,551	146.4%	$23,247	$25,003	7.6%

(1)

Includes stock compensation expense of $11,371 and $10,439 for the three months ended June 30, 2017 and 2018, respectively, and $21,511 and $18,085 for the six months ended June 30, 2017 and 2018, respectively.

(1)

Includes changes in fair value of contingent consideration of $252 and $70 for the three months ended June 30, 2017 and 2018, respectively, and $203 and $303 for the six months ended June 30, 2017 and 2018, respectively.

Current Year Quarter compared to Prior Year Quarter

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense increased by 22.1 percent or $6.1 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest expense

Interest expense increased by $3.8 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in outstanding debt balances and higher interest rates.

Interest and other income

Interest income increased by $2.3 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields and an increase in invested balances.

Income taxes

The Company’s effective income tax rates were 53.5 percent and 26.3 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter is lower than the Prior Year Quarter mainly due to the decrease in the U.S. corporate income tax rate, more significant tax deductions in the Current Year Quarter in excess of recognized stock compensation expense and valuation allowance increases in the Prior Year Quarter with respect to AlphaCare.

Six months ended June 30, 2018 (“Current Year Period”) compared to the six months ended June 30, 2017 (“Prior Year Period”).

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense increased by 17.5 percent or $9.5 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period and acquisition activity.

Interest expense

Interest expense increased by $8.0 million from the Prior Year Period to the Current Year Period primarily due to an increase in outstanding debt balances and higher interest rates.

Interest and other income

Interest income increased by $3.8 million from the Prior Year Period to the Current Year Period primarily due to higher yields and an increase in invested balances.

Income taxes

The Company’s effective income tax rates were 43.8 percent and 16.0 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Current Year Period is lower than the Prior Year Period mainly due to the decrease in the U.S. corporate income tax rate and more significant tax deductions in the Current Year Period in excess of recognized stock compensation expense.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Healthcare Segment Results	2017	2018	'17 vs '18	2017	2018	'17 vs '18
Commercial risk-based, non-EAP	$263,319	$238,272	(9.5%)	$465,298	$472,663	1.6%
Government risk-based, non-EAP	318,013	750,162	135.9%	614,474	1,502,652	144.5%
EAP risk-based	100,000	91,275	(8.7%)	197,900	185,933	(6.0%)
Commercial ASO	50,283	51,111	1.6%	95,625	103,680	8.4%
Government ASO	23,655	24,068	1.7%	47,349	47,561	0.4%
Managed care and other revenue	755,270	1,154,888	52.9%	1,420,646	2,312,489	62.8%
Cost of care	583,264	935,814	60.4%	1,065,318	1,864,475	75.0%
	172,006	219,074	27.4%	355,328	448,014	26.1%
Direct service costs and other	145,914	177,990	22.0%	284,882	364,236	27.9%
	26,092	41,084	57.5%	70,446	83,778	18.9%
Stock compensation expense	3,106	2,742	(11.7%)	5,765	5,692	(1.3%)
Changes in fair value of contingent consideration	252	70	(72.2%)	203	303	49.3%
Less: non-controlling interest segment loss	(568)	—	(100.0%)	(845)	—	(100.0%)
Segment profit	$30,018	$43,896	46.2%	$77,259	$89,773	16.2%

Direct service cost as % of revenue	19.3%	15.4%		20.1%	15.8%
MLR commercial risk	89.9%	85.2%		87.5%	84.6%
MLR government risk	87.1%	89.3%		84.3%	88.9%
MLR EAP risk	69.5%	69.2%		70.6%	69.1%

Membership
Commercial risk (1)				12,362	11,815	(4.4%)
Government risk				526	575	9.3%
EAP risk				14,100	14,890	5.6%
Commercial ASO (1)				27,433	26,193	(4.5%)
Government ASO				1,062	893	(15.9%)
				55,483	54,366	(2.0%)

(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue increased by 52.9 percent or $399.6 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to revenue for Senior Whole Health acquired on October 31, 2017 of $301.4 million, contracts implemented after (or during) the Prior Year Quarter of $144.8 million, higher membership partially offset by net unfavorable rate changes of $18.0 million, net revenue recorded for HIF fees in the Current Year Quarter of $7.2 million and unfavorable retroactive rate adjustments in the Prior Year Quarter of $4.1 million. These increases were partially offset by net retroactive program changes in the Prior Year Quarter of $40.3 million, terminated contracts of $20.6 million, the revenue impact of unfavorable prior period medical claims development recorded in the Prior Year Quarter of $6.7 million, program changes of $6.2 million, unfavorable retroactive rate and membership adjustments in the Current Year Quarter of $1.8 million and other net unfavorable variances of $0.3 million.

Cost of care

Cost of care increased by 60.4 percent or $352.6 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to the care cost for Senior Whole Health of $264.6 million, new contracts implemented after (or during) the Prior Year Quarter of $139.6 million, increased membership partially offset by lower care associated with net unfavorable rate changes of $15.7 million and other net unfavorable variances of $14.9 million. These increases were partially offset by net retroactive program changes in the Prior Year Quarter of $37.2 million, terminated contracts of $19.4 million, net favorable prior period medical claims development recorded in the Current Year Quarter of $9.5 million, net unfavorable prior period medical claims development recorded in the Prior Year Quarter of $8.2 million and program changes of $7.9 million. For our commercial contracts, cost of care as a percentage of risk revenue (excluding EAP business) decreased as a percentage of risk revenue (excluding EAP business) from 89.9 percent in Prior Year Quarter to 85.2 percent in the Current Year Quarter primarily due to the favorable care development, terminated contracts, and business mix. For our government contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 87.1 percent in the Prior Year Quarter to 89.3 percent in the Current Year Quarter mainly due to new business and business mix.

Direct service costs and other

Direct service costs increased by 22.0 percent or $32.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to costs related to Senior Whole Health, costs to support new business and HIF fees in the Current Year Quarter; increases were partially offset by the impact of terminated contracts. Direct service costs decreased as a percentage of revenue from 19.3 percent in the Prior Year Quarter to 15.4 percent in the Current Year Quarter, mainly due to increased revenue from acquisition activity and business growth partially offset by terminated contracts.

Current Year Period compared to the Prior Year Period

Managed care and other revenue

Net revenue increased by 62.8 percent or $891.8 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to revenue for Senior Whole Health acquired on October 31, 2017 of $609.1 million, contracts implemented after (or during) the Prior Year Period of $298.1 million,  higher membership partially offset by net unfavorable rate changes of $39.5 million, net revenue recorded for HIF fees in the Current Year Period of $15.0 million, the revenue impact of favorable prior period care development recorded in the Prior Year Period of $5.3 million, performance incentives of $2.8 million and a performance penalty in the Prior Year Period of $2.2 million. These increases were partially offset by terminated contracts of $37.0 million, net retroactive program changes in the Prior Year Period of $20.9 million, program changes of $11.6 million, retroactive profit share in the Prior Year Period of $3.3 million, unfavorable retroactive membership and rate adjustments in the Current Year Period of $2.6 million, favorable retroactive rate adjustments in the Prior Year Period of $2.2 million, customer settlements in the Prior Year Period of $2.0 million and other net unfavorable variances of $0.6 million.

Cost of care

Cost of care increased by 75.0 percent or $799.2 million from the Prior Year Period to the Current Year Period. The increase is mainly due to care cost for Senior Whole Health of $524.8 million, new contracts implemented after (or during) the Prior Year Period of $286.2 million, increased membership partially offset by lower care associated with net unfavorable rate changes of $37.7 million, net favorable prior period medical claims development recorded in the Prior Year Period of $9.1 million and other net unfavorable variances of $23.5 million. These increases were partially offset by terminated contracts of $37.2 million, net retroactive program changes recorded in the Prior Year Period of $19.2 million, program changes of $14.9 million, favorable prior period medical claims development recorded in the Current Year Period of $7.2 million and customer settlements of $3.6 million. For our commercial contracts, cost of care as a percentage of risk revenue (excluding EAP business) decreased as a percentage of risk revenue (excluding EAP business) from 87.5 percent in the Prior Year Period to 84.6 percent in the Current Year Period, mainly due to revenue growth from new business partially offset by terminated contracts. For our government contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 84.3 percent in the Prior Year Period to 88.9 percent in the Current Year Period primarily due to new business, favorable care development in the Prior Year Period, care trends, and business mix.

Direct service costs and other

Direct service costs increased by 27.9 percent or $79.4 million from the Prior Year Period to the Current Year Period primarily due to costs related to Senior Whole Health, costs to support new business and HIF fees in the Current Year Period. Direct service costs decreased as a percentage of revenue from 20.1 percent in the Prior Year Period to

15.8 percent in the Current Year Period, mainly due to increased revenue from business growth and acquisition activity partially offset by terminated contracts.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Pharmacy Segment Results	2017	2018	'17 vs '18	2017	2018	'17 vs '18
Formulary management	$21,200	$18,348	(13.5%)	$43,500	$38,725	(11.0%)
PBA and other	45,459	42,255	(7.0%)	87,339	84,185	(3.6%)
Managed care and other revenue	66,659	60,603	(9.1%)	130,839	122,910	(6.1%)
PBM, including dispensing	507,432	536,131	5.7%	1,002,578	1,069,923	6.7%
Medicare Part D	124,500	106,663	(14.3%)	236,100	205,069	(13.1%)
PBM revenue	631,932	642,794	1.7%	1,238,678	1,274,992	2.9%
Total net revenue	698,591	703,397	0.7%	1,369,517	1,397,902	2.1%
Cost of goods sold	595,446	603,951	1.4%	1,167,283	1,208,864	3.6%
	103,145	99,446	(3.6%)	202,234	189,038	(6.5%)
Direct service costs and other	74,953	70,941	(5.4%)	150,806	146,527	(2.8%)
	28,192	28,505	1.1%	51,428	42,511	(17.3%)
Stock compensation expense	5,684	1,408	(75.2%)	11,414	2,893	(74.7%)
Segment profit	$33,876	$29,913	(11.7%)	$62,842	$45,404	(27.7%)

Direct service cost as % of revenue	10.7%	10.1%		11.0%	10.5%
COGS as % of PBM revenue	94.2%	94.0%		94.2%	94.8%

Pharmacy Operational Statistics
Adjusted commercial network claims				14,400	15,097
Adjusted PBA claims				36,100	35,515
Total adjusted claims				50,500	50,612

Generic dispensing rate				87.1%	87.6%
Commercial PBM covered lives				1,900	2,036
Medical pharmacy covered lives				13,300	13,733
Total states and DC that participate in PBA				26	27

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue decreased by 9.1 percent or $6.1 million from the Prior Year Quarter to the Current Year Quarter mainly due to decreased formulary management revenue of $2.8 million, lower revenue in government pharmacy of $1.2 million and other net unfavorable variances of $2.1 million.

PBM revenue

PBM revenue increased by 1.7 percent or $10.9 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $37.5 million and other net increases of $0.3 million. These favorable variances were partially offset by net decreased membership and utilization of $12.2 million, lower revenue in government pharmacy of $6.0 million, terminated contracts of $5.5 million, network guarantee penalty in the Current Year Quarter of $1.5 million and lower revenue of $1.7 million in the Current Year Quarter due to timing differences caused by the implementation of ASC 606.

Cost of goods sold

Cost of goods sold increased by 1.4 percent or $8.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $36.1 million and other increases of $0.3 million. These increases were partially offset by net decreased membership and utilization of $12.8 million, government pharmacy of $5.9 million, terminated contracts of $5.3 million and timing of network management initiatives in the Current Year Quarter of $3.9 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 94.2 percent in the Prior Year Quarter to 94.0 percent in the Current Year Quarter, mainly due to business mix.

Direct service costs and other

Direct service costs decreased by 5.4 percent or $4.0 million from the Prior Year Quarter to the Current Year Quarter, primarily due to a decrease in stock compensation. Direct service costs decreased as a percentage of revenue from 10.7 percent in the Prior Year Quarter to 10.1 percent in the Current Year Quarter, mainly due to an increase in revenue from business growth and business mix.

Current Year Period compared to the Prior Year Period

Managed care and other revenue

Managed care and other revenue decreased by 6.1 percent or $7.9 million from the Prior Year Period to the Current Year Period mainly due to decreased formulary management revenue of $4.8 million, lower government pharmacy of $1.8 million, terminated contracts of $0.9 million and other net unfavorable variances of $1.5 million, partially offset by new contracts implemented after (or during) the Prior Year Period of $1.1 million.

PBM revenue

PBM revenue increased by 2.9 percent or $36.3 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $68.2 million. This favorable variance was partially offset by terminated contracts of $11.5 million, lower revenue of $8.2 million in the Current Year Period due to timing differences caused by the implementation of ASC 606, lower government pharmacy revenue of $7.1 million, net decreased membership and utilization of $3.3 million, network guarantee penalty in the Current Year Period of $1.1 million and other net unfavorable variances of $0.7 million.

Cost of goods sold

Cost of goods sold increased by 3.6 percent or $41.6 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $65.4 million and other net increases of $0.8 million. These increases were partially offset by terminated contracts of $10.9 million, government pharmacy of $7.0 million and net decreased membership and utilization of $6.7 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold increased from 94.2 percent in the Prior Year Period to 94.8 percent in the Current Year Period, mainly due to business mix.

Direct service costs and other

Direct service costs decreased by 2.8 percent or $4.3 million from the Prior Year Period to the Current Year Period, primarily due to a decrease in stock compensation partially offset by higher costs to support new business. Direct service costs decreased as a percentage of revenue from 11.0 percent in the Prior Year Period to 10.5 percent in the Current Year Period, mainly due to an increase in revenue from business growth and business mix.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Corporate Segment & Eliminations	2017	2018	'17 vs '18	2017	2018	'17 vs '18
Managed care and other revenue	$(230)	$(151)	(34.3%)	$(446)	$(296)	(33.6%)
PBM revenue	(34,492)	(47,211)	36.9%	(64,955)	(94,095)	44.9%
Cost of goods sold	33,091	45,532	37.6%	62,295	90,780	45.7%
	(1,631)	(1,830)	12.2%	(3,106)	(3,611)	16.3%
Direct service costs and other	10,505	10,221	(2.7%)	17,170	17,466	1.7%
	(12,136)	(12,051)	(0.7%)	(20,276)	(21,077)	4.0%
Stock compensation expense	2,581	6,289	143.7%	4,332	9,500	119.3%
Less: non-controlling interest segment loss	(1)	—	(100.0%)	(2)	—	(100.0%)
Segment loss	$(9,554)	$(5,762)	(39.7%)	$(15,942)	$(11,577)	(27.4%)

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss decreased by 39.7 percent or $3.8 million from the Prior Year Quarter to the Current Year Quarter, mainly due to lower discretionary benefits. As a percentage of revenue, the Corporate segment loss decreased from 0.7 percent in the Prior Year Quarter to 0.3 percent in the Current Year Quarter, mainly due to increased revenue from business growth and lower discretionary benefits.

Current Year Period compared to the Prior Year Period

The Corporate segment loss decreased by 27.4 percent or $4.4 million from the Prior Year Period to the Current Year Period, mainly due to lower discretionary benefits. As a percentage of revenue, the Corporate segment loss decreased from 0.6 percent in the Prior Year Period to 0.3 percent in the Current Year Period, mainly due to increased revenue from business growth and lower discretionary benefits.

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

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Income before income taxes	$10,588	$18,375	$39,863	$29,752
Stock compensation expense	11,371	10,439	21,511	18,085
Changes in fair value of contingent consideration	252	70	203	303
Non-controlling interest segment loss	569	—	847	—
Depreciation and amortization	27,731	33,848	54,707	64,255
Interest expense	4,900	8,678	9,048	17,044
Interest and other income	(1,071)	(3,363)	(2,020)	(5,839)
Segment Profit	$54,340	$68,047	$124,159	$123,600

The following table reconciles Adjusted Net Income to net income attributable to Magellan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Net income attributable to Magellan	$5,500	$13,551	$23,247	$25,003
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	4,906	268	9,758	530
Changes in fair value of contingent consideration	252	70	203	303
Amortization of acquired intangibles	8,315	12,726	16,766	24,597
Tax impact	(4,888)	(3,344)	(9,767)	(6,357)
Adjusted Net Income	$14,085	$23,271	$40,207	$44,076

The following table reconciles Adjusted EPS to net income per common share attributable to Magellan—diluted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Net income per common share attributable to Magellan—diluted	$0.23	$0.53	$0.97	$0.98
Adjusted for acquisitions starting in 2013
Stock compensation expense relating to acquisitions	0.20	0.01	0.40	0.02
Changes in fair value of contingent consideration	0.01	—	0.01	0.01
Amortization of acquired intangibles	0.35	0.51	0.70	0.97
Tax impact	(0.20)	(0.13)	(0.41)	(0.25)
Adjusted EPS	$0.59	$0.92	$1.67	$1.73

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

Interest Rate Risk.  Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of June 30, 2018, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.  The Company reported net cash provided by operating activities of $3.8 million for the Prior Year Period and net cash provided by operating activities of $21.1 million for the Current Year Period. The $17.3 million increase in operating cash flows from the Prior Year Period to the Current Year Period is mainly attributable to decreased tax payments and other net favorable working capital changes.

Tax payments for the Current Year Period decreased $16.3 million from the Prior Year Period. The net favorable impact of working capital changes between periods totaled $1.0 million, which were attributable to timing related to receivables and payables.

Investing Activities.  The Company utilized $26.8 million and $37.1 million during the Prior Year Period and the Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $7.8 million and $19.0 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $12.4 million and $24.7 million, respectively.

During the Prior Year Period and the Current Year Period the Company used $5.7 million and $106.8 million, respectively, for the net purchase of "available-for-sale" securities. During the Prior Year Period, the Company used net cash of $3.2 million related to investments in businesses and the acquisition of Veridicus.

Financing Activities.  During the Prior Year Period, the Company paid $187.5 million on debt obligations, $5.0 million for the repurchase of treasury stock under the Company's share repurchase program, $3.5 million on capital lease obligations and had other net unfavorable items of $1.3 million. In addition, the Company received $200.0 million from the issuance of debt and $6.0 million from the exercise of stock options.

During the Current Year Period, the Company paid $31.2 million on debt obligations, $14.3 million for the repurchase of treasury stock under the Company's share repurchase program, $2.7 million on capital lease obligations and had other net unfavorable items of $3.1 million. In addition, the Company received $21.5 million from the exercise of stock options.

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

Stock Repurchases.  On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 26, 2018 to October 26, 2020. See Note D—“Commitments and Contingencies” for more information on the Company’s share repurchase program.

Off‑Balance Sheet Arrangements.  As of June 30, 2018, the Company has no material off‑balance sheet arrangements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of June 30, 2018, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.  Controls and Procedures

a) The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) under the Exchange Act), as of June 30, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting at AFSC, which we acquired on July 1, 2016, and which operates as a component of our Healthcare segment. The material weakness was identified and discussed in “Part II – Item 9A – Controls and Procedures” of our Annual Report on Form 10-K which was filed with the SEC on March 1, 2018.

Notwithstanding the identified material weakness, management, including our CEO (principal executive officer) and CFO (principal financial officer), believes the consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

AFSC was acquired on July 1, 2016 and generated about 3% and 2% of our total net revenues for the year ended December 31, 2017 and six months ended June 30, 2018, respectively. Prior to 2017, AFSC was not included in assessments of the effectiveness of our internal control over financial reporting as the SEC rules provide companies one year to assess controls at an acquired entity. Accordingly, within the 2017 period, we performed our first comprehensive assessment of the design and effectiveness of internal controls at AFSC and determined that AFSC’s internal control over financial reporting was ineffective as of December 31, 2017. Specifically, AFSC did not adequately identify, design and implement appropriate process-level controls for its processes, including AFSC’s contract accounting and information technology general controls. There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there was no restatement of prior period financial statements and no change in previously released financial results were required as the result of these control deficiencies.

We are actively engaged in remediation to address the material weakness reported as of December 31, 2017. The remediation efforts we are implementing include the enhanced and revised design of existing financial reporting controls related to financial close process, billing, contract accounting and information technology general controls at AFSC.

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

b) Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 26, 2018 to October 26, 2020. Pursuant to this program, the Company made open market purchases during the three months ended June 30, 2018 as follows (approximate dollar value of shares that may yet to be purchased under the plan is reflected in millions):

	Total number	Average	Total Number of Shares	Approximate Dollar Value of
	of Shares	Price Paid	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share(1)	Announced Plans or Programs	Purchased Under the Plans(1)(2)
April 1-30, 2018	7,575	$81.84	7,575	$52.4
May 1-31, 2018	93,056	88.43	93,056	244.2
June 1-30, 2018	62,901	94.93	62,901	238.2
	163,532		163,532

(1)

Excludes amounts that could be used to repurchase shares acquired under the Company’s equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)	Excludes broker commissions.

The Company made additional open market purchases of 37,032 shares of the Company’s common stock at an aggregate cost of $3.6 million (excluding broker commissions) during the period from July 1, 2018 through July 20, 2018.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2018	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)