Form 10-Q
period 2018-09-30
MAGELLAN HEALTH INC
filed 2018-11-07
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s Ordinary Common Stock outstanding as of September 30, 2018 was 24,255,074.

FORM 10‑Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		September 30,
	December 31,	2018
	2017	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($229,013 and $57,613 restricted at December 31, 2017 and September 30, 2018, respectively)	$398,732	$234,264
Accounts receivable, net	660,775	820,748
Short-term investments ($219,111 and $319,085 restricted at December 31, 2017 and September 30, 2018, respectively)	310,578	374,669
Pharmaceutical inventory	40,945	44,035
Other current assets ($41,121 and $52,003 restricted at December 31, 2017 and September 30, 2018, respectively)	72,323	102,829
Total Current Assets	1,483,353	1,576,545
Property and equipment, net	158,638	154,826
Long-term investments ($17,287 and $4,090 restricted at December 31, 2017 and September 30, 2018, respectively)	17,287	4,090
Deferred income taxes	813	1,071
Other long-term assets	22,567	51,391
Goodwill	1,006,288	1,015,076
Other intangible assets, net	268,288	245,516
Total Assets	$2,957,234	$3,048,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$74,300	$73,144
Accrued liabilities	193,635	209,012
Short-term contingent consideration	6,892	7,131
Medical claims payable	327,625	402,497
Other medical liabilities	177,002	162,009
Current debt, capital lease and deferred financing obligations	112,849	64,778
Total Current Liabilities	892,303	918,571
Long-term debt, capital lease and deferred financing obligations	740,888	733,969
Deferred income taxes	12,298	12,802
Tax contingencies	14,226	14,326
Long-term contingent consideration	1,925	2,137
Deferred credits and other long-term liabilities	19,100	34,959
Total Liabilities	1,680,740	1,716,764
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2017 and September 30, 2018-Issued and outstanding-none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2017 and September 30, 2018-Issued and outstanding-52,973 and 24,202 shares at December 31, 2017, respectively, and 53,526 and 24,255 shares at September 30, 2018, respectively	530	535
Other Stockholders’ Equity:
Additional paid-in capital	1,274,811	1,324,176
Retained earnings	1,399,495	1,447,416
Accumulated other comprehensive loss	(380)	(373)
Treasury stock, at cost, 28,771 and 29,271 shares at December 31, 2017 and September 30, 2018, respectively	(1,397,962)	(1,440,003)
Total Stockholders’ Equity	1,276,494	1,331,751
Total Liabilities and Stockholders’ Equity	$2,957,234	$3,048,515

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net revenue:
Managed care and other	$834,358	$1,235,787	$2,385,397	$3,670,890
PBM	585,048	617,719	1,758,771	1,798,616
Total net revenue	1,419,406	1,853,506	4,144,168	5,469,506
Costs and expenses:
Cost of care	569,306	938,031	1,634,624	2,802,506
Cost of goods sold	543,682	571,145	1,648,670	1,689,229
Direct service costs and other operating expenses (1)(2)	227,372	265,471	680,230	793,700
Depreciation and amortization	28,189	33,047	82,896	97,302
Interest expense	7,663	8,990	16,711	26,034
Interest and other income	(1,781)	(4,139)	(3,801)	(9,978)
Total costs and expenses	1,374,431	1,812,545	4,059,330	5,398,793
Income before income taxes	44,975	40,961	84,838	70,713
Provision for income taxes	11,739	13,816	29,206	18,565
Net income	33,236	27,145	55,632	52,148
Less: net income (loss) attributable to non-controlling interest	785	—	(66)	—
Net income attributable to Magellan	$32,451	$27,145	$55,698	$52,148
Net income attributable to Magellan per common share:
Basic (See Note B)	$1.39	$1.11	$2.41	$2.13
Diluted (See Note B)	$1.32	$1.09	$2.30	$2.06

(1)

Includes stock compensation expense of $10,323 and $9,320 for the three months ended September 30, 2017 and 2018, respectively, and $31,834 and $27,405 for the nine months ended September 30, 2017 and 2018, respectively.

(2)

Includes changes in fair value of contingent consideration of $(834) and $148 for the three months ended September 30, 2017 and 2018, respectively, and $(631) and $451 for the nine months ended September 30, 2017 and 2018, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net income	$33,236	$27,145	$55,632	$52,148
Other comprehensive income:
Unrealized gain on available-for-sale securities (1)	26	194	27	7
Comprehensive income	33,262	27,339	55,659	52,155
Less: comprehensive income (loss) attributable to non-controlling interest	785	—	(66)	—
Comprehensive income attributable to Magellan	$32,477	$27,339	$55,725	$52,155

(1)	Net of income tax provision of $16 and $61 for the three months ended September 30, 2017 and 2018, respectively, and $18 and $3 for the nine months ended September 30, 2017 and 2018, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2017	2018
Cash flows from operating activities:
Net income	$55,632	$52,148
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	82,896	97,302
Non-cash interest expense	3,120	919
Non-cash stock compensation expense	31,834	27,405
Non-cash income tax (benefit) provision	(2,160)	1,814
Non-cash amortization on investments	3,052	1,404
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(13,539)	(160,904)
Pharmaceutical inventory	9,609	(3,090)
Other assets	(15,481)	(60,008)
Accounts payable and accrued liabilities	(70,006)	(13,781)
Medical claims payable and other medical liabilities	25,578	73,667
Contingent consideration	(631)	451
Tax contingencies	158	100
Deferred credits and other long-term liabilities	2,408	16,497
Other	210	93
Net cash provided by operating activities	112,680	34,017
Cash flows from investing activities:
Capital expenditures	(42,703)	(51,244)
Acquisitions and investments in businesses, net of cash acquired	(3,200)	(402)
Purchases of investments	(341,280)	(453,007)
Proceeds from maturities and sales of investments	320,045	400,683
Net cash used in investing activities	(67,138)	(103,970)
Cash flows from financing activities:
Proceeds from issuance of debt	949,239	—
Payments to acquire treasury stock	(15,457)	(41,039)
Proceeds from exercise of stock options	28,328	22,587
Payments on debt, capital lease and deferred financing obligations	(798,359)	(75,043)
Payments on contingent consideration	(1,032)	—
Other	(8,005)	(1,020)
Net cash provided by (used in) financing activities	154,714	(94,515)
Net increase (decrease) in cash and cash equivalents	200,256	(164,468)
Cash and cash equivalents at beginning of period	304,508	398,732
Cash and cash equivalents at end of period	$504,764	$234,264

Supplemental cash flow data:
Non-cash investing activities:
Assets acquired under capital leases and deferred financing	$2,418	$19,545

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Healthcare

During the third quarter of 2018, the Company re-evaluated how it was managing the Healthcare business segment and decided a reorganization was necessary to effectively manage the business going forward. As a result of this business reorganization, the Company concluded that changes to Healthcare’s reporting units were warranted. Healthcare now consists of two reporting units – Behavioral & Specialty Health and Magellan Complete Care (“MCC”). Effective August 1, 2018, the Company evaluated the impact of the reorganization on its previously identified reporting units. The Company allocated goodwill to the new reporting units using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and immediately after the reallocation and determined that no impairment existed.

The Behavioral & Specialty Health reporting unit’s customers include health plans, accountable care organizations (“ACOs”), employers, the United States military and various federal government agencies for whom Magellan provides carve-out management services for behavioral health, employee assistance plans (“EAP”), and other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac, and physical medicine. These management services can be applied broadly across commercial, Medicaid and Medicare populations, or on a more targeted basis for our health plans and ACO customers. The Behavioral & Specialty Health unit also includes Magellan’s carve-out behavioral health contracts with various state Medicaid agencies.

The MCC reporting unit contracts with state Medicaid agencies and the Centers for Medicare and Medicaid Services (“CMS”) to manage care for beneficiaries under various Medicaid and Medicare programs. MCC manages a wide range of services from total medical cost to carve out long term support services. MCC largely focuses on managing care for special populations including individuals with serious mental illness (“SMI”), dual eligibles, aged, blind and disabled (“ABD”) and other populations with unique and often complex healthcare needs.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

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

September 30, 2018

(Unaudited)

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

The impact of the adoption of ASC 606 on our consolidated balance sheet as of September 30, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Assets
Accounts receivable	$820,748	$(12,119)	$808,629
Other current assets	102,829	1,116	103,945
Total Current Assets	1,576,545	(11,003)	1,565,542
Other long-term assets	51,391	4,667	56,058
Total Assets	3,048,515	(6,336)	3,042,179

Liabilities and Stockholders' Equity
Accrued liabilities	209,012	(3,377)	205,635
Other medical liabilities	162,009	119	162,128
Total Current Liabilities	918,571	(3,258)	915,313
Deferred credits and other long-term liabilities	34,959	(7,380)	27,579
Total Liabilities	1,716,764	(10,638)	1,706,126
Retained earnings	1,447,416	4,302	1,451,718
Total Stockholders' Equity	1,331,751	4,302	1,336,053
Total Liabilities and Stockholders' Equity	3,048,515	(6,336)	3,042,179

The impact of the adoption of ASC 606 on our consolidated income statement for the three months ended September 30, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Managed care and other	$1,235,787	$(1,588)	$1,234,199
PBM	617,719	(3,714)	614,005
Total net revenue	1,853,506	(5,302)	1,848,204
Cost of goods sold	571,145	651	571,796
Total costs and expenses	1,812,545	651	1,813,196
Income before income taxes	40,961	(5,953)	35,008
Provision for income taxes	13,816	(1,566)	12,250
Net income	27,145	(4,387)	22,758
Net income attributable to Magellan	27,145	(4,387)	22,758

The impact of the adoption of ASC 606 on our consolidated income statement for the nine months ended September 30, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Managed care and other	$3,670,890	$(5,543)	$3,665,347
PBM	1,798,616	4,485	1,803,101
Total net revenue	5,469,506	(1,058)	5,468,448
Cost of goods sold	1,689,229	651	1,689,880
Total costs and expenses	5,398,793	651	5,399,444
Income before income taxes	70,713	(1,709)	69,004
Provision for income taxes	18,565	(449)	18,116
Net income	52,148	(1,260)	50,888
Net income attributable to Magellan	52,148	(1,260)	50,888

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

In February 2016, the FASB issued ASU No. 2016‑02, “Leases” (“ASU 2016‑02”). This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. The FASB also issued various ASUs which subsequently amended ASU 2016-02. These amendments and ASU 2016-02, collectively known as Accounting Standard Codification 842 (“ASC 842”), are effective for annual and interim reporting periods of public entities beginning after December 15, 2018, with early adoption permitted. The Company intends to adopt the new standard on a modified retrospective basis and apply the transition method which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. The Company is in the process of implementing new leasing software capable of producing the data to prepare the required accounting and disclosures prescribed by ASC 842. The Company is currently assessing the impact of this ASU, but believes the adoption of this ASU will have a material effect on the Company’s consolidated balance sheets. The Company does not anticipate the adoption of this ASU will have a material impact on the Company’s consolidated results of operations.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operations, financial position and cash flows.

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

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three and nine months ended September 30, 2018 by major service line, type of customer and timing of revenue recognition (in thousands):

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

	Three Months Ended September 30, 2018
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$377,615	$—	$(82)	$377,533
EAP risk-based	79,854	—	—	79,854
ASO	65,326	9,143	(70)	74,399
Magellan Complete Care
Risk-based, non-EAP	639,584	—	—	639,584
ASO	14,060	—	—	14,060
PBM, including dispensing	—	549,508	(48,015)	501,493
Medicare Part D	—	116,226	—	116,226
PBA	—	33,158	—	33,158
Formulary management	—	16,601	—	16,601
Other	—	598	—	598
Total net revenue	$1,176,439	$725,234	$(48,167)	$1,853,506

Type of Customer
Government	$874,135	$238,175	$—	$1,112,310
Non-government	302,304	487,059	(48,167)	741,196
Total net revenue	$1,176,439	$725,234	$(48,167)	$1,853,506

Timing of Revenue Recognition
Transferred at a point in time	$—	$665,734	$(48,015)	$617,719
Transferred over time	1,176,439	59,500	(152)	1,235,787
Total net revenue	$1,176,439	$725,234	$(48,167)	$1,853,506

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

	Nine Months Ended September 30, 2018
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,128,743	$—	$(196)	$1,128,547
EAP risk-based	265,787	—	—	265,787
ASO	189,241	24,972	(252)	213,961
Magellan Complete Care
Risk-based, non-EAP	1,863,771	—	—	1,863,771
ASO	41,386	—	—	41,386
PBM, including dispensing	—	1,619,431	(142,110)	1,477,321
Medicare Part D	—	321,295	—	321,295
PBA	—	99,792	—	99,792
Formulary management	—	55,326	—	55,326
Other	—	2,320	—	2,320
Total net revenue	$3,488,928	$2,123,136	$(142,558)	$5,469,506

Type of Customer
Government	$2,585,525	$696,172	$—	$3,281,697
Non-government	903,403	1,426,964	(142,558)	2,187,809
Total net revenue	$3,488,928	$2,123,136	$(142,558)	$5,469,506

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,940,726	$(142,110)	$1,798,616
Transferred over time	3,488,928	182,410	(448)	3,670,890
Total net revenue	$3,488,928	$2,123,136	$(142,558)	$5,469,506

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

Under certain government contracts, our risk scores are compared with the overall average risk scores for the relevant state and market pool. Generally, if our risk score is below the average risk score we are required to make a risk adjustment payment into the risk pool, and if our risk score is above the average risk score we will receive a risk adjustment payment from the risk pool. Risk adjustments can have a positive or negative retroactive impact to rates.

Pharmacy Benefit Management Revenue.  The Company’s customers for PBM business, including pharmaceutical dispensing operations, are generally comprised of MCOs, employer groups and health plans. PBM

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

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

September 30, 2018

(Unaudited)

when the Company is entitled to them and when the amounts of the rebates are determinable. The amount recorded for rebates earned by the Company from the pharmaceutical manufacturers is recorded as a reduction of cost of goods sold.

Government EAP Risk Based Revenue.  The Company has certain contracts with federal customers for the provision of various managed care services, which are classified as EAP risk based business. These contracts are generally multi-year arrangements. The Company’s federal contracts are reimbursed on either a fixed fee basis or a cost reimbursement basis. The performance obligation on a fixed fee contract is to stand ready to provide the staffing required for the contracted period. For fixed fee contracts, the Company believes the invoiced amount corresponds directly with the value to the customer of the Company’s performance completed to date, therefore the Company is utilizing the “right to invoice” practical expedient, with revenue recognition in the amount for which the Company has the right to invoice.

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	January 1,	September 30,
	2018	2018	$ Change	% Change
Accounts receivable	$679,269	$864,860	$185,591	27.3%
Contract assets	8,564	24,118	15,554	181.6%
Contract liabilities - current	14,299	21,536	7,237	50.6%
Contract liabilities - long-term	12,303	12,577	274	2.2%

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $185.6 million, mainly due to timing. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $15.6 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, increased by $7.2 million, mainly due to the timing of receipts related to October 2018 revenues and the timing of material rights generated for some of the Company’s government contracts. Contract

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, increased by $0.3 million, mainly due to receipts for which recognition will be long-term.

 During the three months ended September 30, 2018, the Company recognized revenue of $59.2 million that was included in current contract liabilities at June 30, 2018. During the nine months ended September 30, 2018, the Company recognized revenue of $11.3 million that was included in current contract liabilities at January 1, 2018. The estimated timing of recognition of amounts included in contract liabilities at September 30, 2018 are as follows: 2018—$12.7 million; 2019—$9.7 million; 2020—$3.0 million; 2021 and beyond—$8.7 million. During the three and nine months ended September 30, 2018, the Company recognized revenue of $18.4 million and $21.6 million, respectively, for one customer that was related to performance obligations that were satisfied, or partially satisfied, in previous periods. During these periods, all other revenue that the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

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

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has a contract with the State of Florida to provide integrated healthcare services to Medicaid enrollees in the state of Florida (the “Florida Contract”). The Florida Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. Under the Florida Contract, the Company serves all of the members in the Florida Agency for Health Care Administration (“AHCA”) Regions 2, 4, 5, 6, 7, 9, 10, and 11. The State of Florida has the right to terminate the Florida Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contract generated net revenues of $457.7 million and $482.4 million for the nine months ended September 30, 2017 and 2018, respectively.

On July 14, 2017, the State of Florida issued an Invitation to Negotiate for a new contract for its Medicaid managed care program to replace the current contract with the Company and to be effective January 1, 2019. On April 24, 2018 the Company was notified by AHCA that the Company was not selected to negotiate a new contract to serve as a vendor for its Medicaid managed care program. The Company filed a protest with AHCA on May 7 2018. On August 30, 2018, the Company entered into a settlement with AHCA in regards to the Company’s protest. Pursuant to the terms of the settlement, Florida MHS, Inc. d/b/a Magellan Complete Care of Florida will be awarded a contract extending through September 30, 2023 to serve Medicaid members with SMI in AHCA Regions 4, 5, and 7 alongside another vendor. The Company will no longer serve members in Regions 2, 6, 9, 10, and 11, which represents approximately 60% of the total current membership the Company serves under the existing Florida Contract. On September 4, 2018, the Company withdrew its protest under the terms of the settlement agreement.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

Customers exceeding ten percent of segment net revenues

In addition to the Florida Contract, previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2017 and 2018 (in thousands):

Segment	Term Date	2017		2018

Healthcare
Customer A	(1)	$131,539	*	$534,483
Customer B	December 31, 2018 to December 31, 2020 (2)	—		506,204

Pharmacy Management
Customer C	March 31, 2019	266,795		259,514

*	Revenue amount did not exceed 10 percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.
(1)	The Company, along with other participating managed care plans in this state, continues to provide services while a new contract is being finalized.
(2)	The customer has more than one contract. The individual contracts are scheduled to terminate at various points during the time period indicated above.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $357.3 million and $410.9 million for the nine months ended September 30, 2017 and 2018, respectively. Net revenues from members in relation to its contracts with CMS in aggregate totaled $368.2 million and $321.3 million for the nine months ended September 30, 2017 and 2018, respectively. As of December 31, 2017 and September 30, 2018, the Company had $131.5 million and $139.1 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $257.7 million and $235.3 million for the nine months ended September 30, 2017 and 2018, respectively.

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

September 30, 2018

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$284,064	$—	$284,064
Investments:
U.S. Government and agency securities	28,231	—	—	28,231
Obligations of government-sponsored enterprises (2)	—	22,088	—	22,088
Corporate debt securities	—	269,788	—	269,788
Taxable municipal bonds	—	5,000	—	5,000
Certificates of deposit	—	2,758	—	2,758
Total assets held at fair value	$28,231	$583,698	$—	$611,929

Liabilities
Contingent consideration	$—	$—	$8,817	$8,817
Total liabilities held at fair value	$—	$—	$8,817	$8,817

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$213,295	$—	$213,295
Investments:
U.S. Government and agency securities	57,384	—	—	57,384
Obligations of government-sponsored enterprises (2)	—	7,965	—	7,965
Corporate debt securities	—	292,760	—	292,760
Certificates of deposit	—	20,650	—	20,650
Total assets held at fair value	$57,384	$534,670	$—	$592,054

Liabilities
Contingent consideration	$—	$—	$9,268	$9,268
Total liabilities held at fair value	$—	$—	$9,268	$9,268

(1)	Excludes $114.7 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $21.0 million of cash held in bank accounts by the Company.

For the nine months ended September 30, 2018, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable, accounts payable and revolving loan borrowings, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $387.2 million as of September 30, 2018 was determined based on quoted market prices and would be

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $332.5 million as of September 30, 2018 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

As of December 31, 2017 and September 30, 2018, the Company estimated undiscounted future contingent payments of $9.9 million and $9.8 million, respectively. As of September 30, 2018, the aggregate amounts and projected dates of future potential contingent consideration payments were $7.2 million in 2018 and $2.6 million in 2020.

As of December 31, 2017, the fair value of the short-term and long-term contingent consideration was $6.9 million and $1.9 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of September 30, 2018, the fair value of the short-term and long-term contingent consideration was $7.1 million and $2.1 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $(0.8) million and $(0.6) million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of income. The increases during 2018 were mainly a result of changes in present value.

The following table summarizes the Company’s liability for contingent consideration for the nine months ended September 30, 2018 (in thousands):

September 30,
2018
Balance as of beginning of period	$8,817
Changes in fair value	451
Payments	—
Balance as of end of period	$9,268

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At September 30, 2018, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $134.2 million are included in cash and cash equivalents.

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

September 30, 2018

(Unaudited)

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

As of December 31, 2017 and September 30, 2018, there were no material unrealized losses that the Company determined to be other‑than‑temporary. No realized gains or losses were recorded for the nine months ended September 30, 2017 or 2018. The following is a summary of short‑term and long‑term investments at December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$28,313	$—	$(82)	$28,231
Obligations of government-sponsored enterprises (1)	22,139	—	(51)	22,088
Corporate debt securities	270,154	1	(367)	269,788
Taxable municipal bonds	5,000	—	—	5,000
Certificates of deposit	2,758	—	—	2,758
Total investments at December 31, 2017	$328,364	$1	$(500)	$327,865

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$57,507	$—	$(123)	$57,384
Obligations of government-sponsored enterprises (1)	8,009	—	(44)	7,965
Corporate debt securities	293,084	9	(333)	292,760
Certificates of deposit	20,650	—	—	20,650
Total investments at September 30, 2018	$379,250	$9	$(500)	$378,759

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

The maturity dates of the Company’s investments as of September 30, 2018 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2018	$65,167	$65,132
2019	313,016	312,563
2020	1,067	1,064
Total investments at September 30, 2018	$379,250	$378,759

Income Taxes

The Company’s effective income tax rates were 34.4 percent and 26.3 percent for the nine months ended September 30, 2017 and 2018, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies and valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2018 is lower than the effective rate for the nine months ended September 30, 2017 primarily due to the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent and more significant tax deductions in 2018 in excess of recognized stock compensation

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

expense. The 2018 decreases attributable to the statutory rate reduction and stock compensation expenses outweighed the increase related to the non-deductible health insurer fee that was reinstated in 2018.

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company previously filed separate consolidated federal income tax returns for AlphaCare of New York, Inc. (“AlphaCare”) and its parent, AlphaCare Holdings, Inc. (“AlphaCare Holdings”). During 2017, AlphaCare and AlphaCare Holdings became members of the Magellan federal consolidated group. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions. The Company is no longer subject to federal income tax assessments for years ended prior to 2015 or, with few exceptions, to state or local income tax assessments for years ended prior to 2014. Further, the statutes of limitation regarding the assessment of 2014 federal and certain state and local income taxes expired during the quarter ended September 30, 2018 (“Current Year Quarter”). As a result, $2.0 million of tax contingency reserves recorded as of December 31, 2017 were reversed in the Current Year Quarter, of which $1.6 million is reflected as a discrete reduction to income tax expense and $0.4 million as a decrease to deferred tax assets. Additionally, $0.2 million of accrued interest was reversed in the Current Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

During 2018, the Internal Revenue Service (“IRS”) began examinations of the following federal consolidated income tax returns: (i) the Company for the year ended December 31, 2015, (ii) SWH Holdings, Inc. for the year ended December 31, 2016, and (iii) AlphaCare Holdings for the year ended December 31, 2016. During the Current Year Quarter, the IRS concluded its review of the Company’s 2015 return. In resolution of that examination, the Company paid federal taxes of $0.3 million in the Current Year Quarter. The IRS has made no tax assessments in connection with the SWH or AlphaCare examinations, although those reviews could lead to proposed adjustments to the reported tax liabilities. Under the terms of the SWH Holdings, Inc. Agreement and Plan of Merger, the previous owners of SWH Holdings, Inc. provided the Company with an indemnification with respect to any such pre-acquisition period tax liabilities.

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

The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Additionally, any changes to the tax basis for temporary differences between the estimates in these statements and the 2017 federal return, which was filed by the Company in October, will result in a corresponding adjustment to the remeasurement of deferred taxes as of the enactment date of the Tax Act. Any such adjustments will be recorded to tax expense or benefit in the fourth quarter of 2018 after the Company completes its return to provision analysis.

Net Operating Loss Carryforwards

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

The Company has $38.1 million of federal net operating loss carryforwards (“NOLs”) available to reduce consolidated taxable income in 2018 and subsequent years. These NOLs (including $36.9 million incurred by AlphaCare prior to its membership in the Magellan consolidated group) will expire in 2018 through 2036 if not used and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs is subject to limitations under the Internal Revenue Code as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any federal NOLs before they expire. The Company and its subsidiaries also have $93.7 million of NOLs available to reduce state and local taxable income at certain subsidiaries in 2018 and subsequent years. These NOLs will expire in 2018 through 2037 if not used and are subject to examination and adjustment by the respective tax authorities. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and use. Other than those considered in determining the valuation allowances discussed below, the Company does not believe these limitations will restrict the Company’s ability to use any of these state and local NOLs before they expire.

Deferred tax assets as of December 31, 2017 and September 30, 2018 are shown net of valuation allowances of $2.4 million. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs.

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

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non‑deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the Health Reform Law health insurer fee (“HIF”), suspending its application for 2017. The HIF fee went back into effect for 2018, however, on January 23, 2018 the United States Congress passed the Continuing Resolution which imposed another one-year moratorium on the HIF fee, suspending its application for 2019. For 2018 the HIF fee was $29.9 million which has been paid.

Stock Compensation

At December 31, 2017 and September 30, 2018, the Company had equity‑based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018. The Company recorded stock compensation expense of $10.3 million and $31.8 million for the three and nine months ended September 30, 2017 and $9.3 million and $27.4 million for the three and nine months ended September 30, 2018, respectively. Stock compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2017 and 2018 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2018 was $25.86 as estimated using the Black‑Scholes‑Merton option pricing model, which also assumed an expected volatility of 28.21 percent based on the historical volatility of the Company’s stock price.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

For the nine months ended September 30, 2017 and 2018, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $3.7 million and $5.0 million, respectively, which were reported as a reduction to income tax expense.

Summarized information related to the Company’s stock options for the nine months ended September 30, 2018 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,458,237	$61.50
Granted	451,456	98.45
Forfeited	(59,427)	77.53
Exercised	(400,869)	56.35
Outstanding, end of period	2,449,397	$68.77
Vested and expected to vest at end of period	2,434,842	$68.66
Exercisable, end of period	1,512,481	$60.31

All of the Company’s options granted during the nine months ended September 30, 2018 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the nine months ended September 30, 2018 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	31,102	$68.00
Awarded	11,795	89.05
Vested	(31,102)	68.00
Forfeited	—	—
Outstanding, ending of period	11,795	89.05

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the nine months ended September 30, 2018 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	163,289	$66.46
Awarded	111,033	99.29
Vested	(82,207)	65.54
Forfeited	(18,231)	83.93
Outstanding, ending of period	173,884	86.03

The vesting period for RSAs ranges from 12 months to 24 months. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the nine months ended September 30, 2018 is as follows:

	2018
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	202,315	$84.63
Awarded	80,502	141.61
Vested	(33,592)	85.00
Forfeited	(1,865)	97.25
Outstanding, end of period	247,360	103.03

The weighted average estimated fair value of the PSUs granted in the nine months ended September 30, 2018 was $141.61, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 2.37%, and expected volatility of 20% to 82% (average of 35%). The PSUs granted in the nine months ended September 30, 2018, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2020 and vesting on March 5, 2021, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled is calculated as a percentage of the award target and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled varies from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2021 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2018, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 49 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Long Term Debt and Capital Lease Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes were issued at a discount and had a carrying value of $399.3 million as of December 31, 2017 and September 30, 2018.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

Credit Agreement

On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). On August 13, 2018, the Company entered into an amendment to the 2017 Credit Agreement, which extended the maturity date by one year. The 2017 Credit Agreement is scheduled to mature on September 22, 2023.

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the nine months ended September 30, 2018, the weighted average interest rate was approximately 3.547 percent.

As of September 30, 2018, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2018—$4.4 million; 2019—$17.5 million; 2020—$17.5 million; 2021—$17.5 million; 2022—$17.5 million; and 2023—$258.1 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2017 and September 30, 2018, the Company had revolving loan borrowings of $92.5 million and $40.0 million, respectively. At September 30, 2018, the Company had a borrowing capacity of $360.0 million under the 2017 Credit Agreement. Included in long-term debt, capital lease and deferred financing obligations are deferred loan and bond issuance costs as of December 31, 2017 and September 30, 2018 of $6.6 million and $6.1 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2017 and September 30, 2018 of $26.5 million and $66.1 million, respectively.

Capital Lease Obligations

There were $22.9 million and $23.5 million of capital lease obligations at December 31, 2017 and September 30, 2018, respectively. The Company’s capital lease obligations represent amounts due under leases for certain properties, computer software and equipment.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Numerator:
Net income attributable to Magellan	$32,451	$27,145	$55,698	$52,148
Denominator:
Weighted average number of common shares outstanding—basic	23,282	24,433	23,135	24,451
Common stock equivalents—stock options	572	413	485	630
Common stock equivalents—RSAs	483	2	461	19
Common stock equivalents—RSUs	61	26	46	42
Common stock equivalents—PSUs	162	49	111	171
Common stock equivalents—employee stock purchase plan	3	5	3	3
Weighted average number of common shares outstanding—diluted	24,563	24,928	24,241	25,316
Net income attributable to Magellan per common share—basic	$1.39	$1.11	$2.41	$2.13
Net income attributable to Magellan per common share—diluted	$1.32	$1.09	$2.30	$2.06

The weighted average number of common shares outstanding for the nine months ended September 30, 2017 and 2018 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the nine months ended September 30, 2017 and 2018 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 0.4 million and 0.6 million options for the three and nine months ended September 30, 2017, respectively, and 0.6 million and 0.4 million options for the three and nine months ended September 30, 2018, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2017
Managed care and other revenue	$769,451	$65,131	$(224)	$834,358
PBM revenue	—	618,178	(33,130)	585,048
Cost of care	(569,306)	—	—	(569,306)
Cost of goods sold	—	(575,327)	31,645	(543,682)
Direct service costs and other	(143,550)	(74,976)	(8,846)	(227,372)
Stock compensation expense (1)	2,623	5,680	2,020	10,323
Changes in fair value of contingent consideration (1)	(834)	—	—	(834)
Less: non-controlling interest segment profit (loss) (2)	789	—	(1)	788
Segment profit (loss)	$57,595	$38,686	$(8,534)	$87,747

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2018
Managed care and other revenue	$1,176,439	$59,500	$(152)	$1,235,787
PBM revenue	—	665,734	(48,015)	617,719
Cost of care	(938,031)	—	—	(938,031)
Cost of goods sold	—	(618,463)	47,318	(571,145)
Direct service costs and other	(179,022)	(74,491)	(11,958)	(265,471)
Stock compensation expense (1)	2,165	1,359	5,796	9,320
Changes in fair value of contingent consideration (1)	148	—	—	148
Segment profit (loss)	$61,699	$33,639	$(7,011)	$88,327

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2017
Managed care and other revenue	$2,190,097	$195,970	$(670)	$2,385,397
PBM revenue	—	1,856,856	(98,085)	1,758,771
Cost of care	(1,634,624)	—	—	(1,634,624)
Cost of goods sold	—	(1,742,610)	93,940	(1,648,670)
Direct service costs and other	(428,432)	(225,782)	(26,016)	(680,230)
Stock compensation expense (1)	8,388	17,094	6,352	31,834
Changes in fair value of contingent consideration (1)	(631)	—	—	(631)
Less: non-controlling interest segment profit (loss) (2)	(56)	—	(3)	(59)
Segment profit (loss)	$134,854	$101,528	$(24,476)	$211,906

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2018
Managed care and other revenue	$3,488,928	$182,410	$(448)	$3,670,890
PBM revenue	—	1,940,726	(142,110)	1,798,616
Cost of care	(2,802,506)	—	—	(2,802,506)
Cost of goods sold	—	(1,827,327)	138,098	(1,689,229)
Direct service costs and other	(543,258)	(221,018)	(29,424)	(793,700)
Stock compensation expense (1)	7,857	4,252	15,296	27,405
Changes in fair value of contingent consideration (1)	451	—	—	451
Segment profit (loss)	$151,472	$79,043	$(18,588)	$211,927

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non‑controlling portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Income before income taxes	$44,975	$40,961	$84,838	$70,713
Stock compensation expense	10,323	9,320	31,834	27,405
Changes in fair value of contingent consideration	(834)	148	(631)	451
Non-controlling interest segment (profit) loss	(788)	—	59	—
Depreciation and amortization	28,189	33,047	82,896	97,302
Interest expense	7,663	8,990	16,711	26,034
Interest and other income	(1,781)	(4,139)	(3,801)	(9,978)
Segment Profit	$87,747	$88,327	$211,906	$211,927

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

September 30, 2018

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s wholly owned subsidiary, Armed Forces Services Corporation (“AFSC”), conducts business with federal agency customers and federal contractors to such agencies. The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company is voluntarily responding to government requests for further information regarding the Company’s investigation. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. AFSC generated approximately 3% and 2% of the Company’s total net revenues for the year ended December 31, 2017 and nine months ended September 30, 2018, respectively.

Stock Repurchases

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. As of September 30, 2018, the remaining capacity under the 2015 Repurchase Program was $211.0 million. The board also extended the program from October 22, 2018 to October 22, 2020. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2018

(Unaudited)

allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - September 30, 2018	514,669	81.67	42.0
	2,968,036		$189.0

The Company made additional open market purchases of 165,039 shares of the Company’s common stock at an aggregate cost of $11.2 million (excluding broker commissions) during the period from October 1, 2018 through October 31, 2018.

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

The Company’s estimated fair values of SWH’s assets acquired and liabilities assumed at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the analyses are completed. In addition, the amount recognized for deferred tax liabilities may be impacted by the determination of these items. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required. During the nine months ended September 30, 2018, the Company made measurement period adjustments of $8.7 million to increase the goodwill related to the SWH acquisition. The measurement period adjustments were to increase current liabilities. The Company reports the results of operations of SWH in its Healthcare segment.

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

Summarized Results

Summarized below are the key financial highlights for the quarter ended September 30, 2018 (“Current Year Quarter”). For additional Information see the “Results of Operations” section, which discusses both consolidated and segment results in more detail:

•	Net revenue increased 30.6 percent over the three months ended September 30, 2017 (“Prior Year Quarter”) to $1.9 billion.
•	Income before taxes decreased by 8.9 percent from the Prior Year Quarter to $41.0 million.
•	Net income attributable to Magellan decreased by 16.4 percent from the Prior Year Quarter to $27.1 million.

•	Segment profit[1] increased 0.7 percent over the Prior Year Quarter to $88.3 million.
•	Adjusted net income[1] was $36.2 million, a decrease of 10.5 percent from the Prior Year Quarter.

1 see Non-GAAP Measures section for a discussion of these non-GAAP financial measures and a reconciliation to the most comparable GAAP item.

Results of Operations

The following table summarizes, for the periods indicated, consolidated operating results (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Consolidated Results	2017	2018	'17 vs '18	2017	2018	'17 vs '18
Statement of Operations Data:
Net revenue	$1,419,406	$1,853,506	30.6%	$4,144,168	$5,469,506	32.0%
Cost of Care	569,306	938,031	64.8%	1,634,624	2,802,506	71.4%
Cost of goods sold	543,682	571,145	5.1%	1,648,670	1,689,229	2.5%
Direct service costs and other operating expenses (1)(2)	227,372	265,471	16.8%	680,230	793,700	16.7%
Depreciation and amortization	28,189	33,047	17.2%	82,896	97,302	17.4%
Interest expense	7,663	8,990	17.3%	16,711	26,034	55.8%
Interest and other income	(1,781)	(4,139)	132.4%	(3,801)	(9,978)	162.5%
Income before income taxes	44,975	40,961	(8.9%)	84,838	70,713	(16.6%)
Provision for income taxes	11,739	13,816	17.7%	29,206	18,565	(36.4%)
Net income	33,236	27,145	(18.3%)	55,632	52,148	(6.3%)
Less: net income (loss) attributable to non-controlling interest	785	—		(66)	—
Net income attributable to Magellan	$32,451	$27,145	(16.4%)	$55,698	$52,148	(6.4%)

(1)

Includes stock compensation expense of $10,323 and $9,320 for the three months ended September 30, 2017 and 2018, respectively, and $31,834 and $27,405 for the nine months ended September 30, 2017 and 2018, respectively.

(1)

Includes changes in fair value of contingent consideration of $(834) and $148 for the three months ended September 30, 2017 and 2018, respectively, and $(631) and $451 for the nine months ended September 30, 2017 and 2018, respectively.

Current Year Quarter compared to Prior Year Quarter

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense increased by 17.2 percent or $4.9 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter and acquisition activity.

Interest expense

Interest expense increased by $1.3 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in outstanding debt balances and higher interest rates.

Interest and other income

Interest income increased by $2.4 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields and an increase in invested balances.

Income taxes

The Company’s effective income tax rates were 26.1 percent and 33.7 percent for the Prior Year Quarter and Current Year Quarter, respectively. Notwithstanding the decrease in the U.S. corporate income tax rate in 2018, the effective income tax rate for the Current Year Quarter is higher than the Prior Year Quarter mainly due to the non-deductible health insurer fee that was reinstated in 2018.

Nine months ended September 30, 2018 (“Current Year Period”) compared to the nine months ended September 30, 2017 (“Prior Year Period”).

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense increased by 17.4 percent or $14.4 million from the Prior Year Period to the Current Year Period, primarily due to asset additions after the Prior Year Period and acquisition activity.

Interest expense

Interest expense increased by $9.3 million from the Prior Year Period to the Current Year Period primarily due to an increase in outstanding debt balances and higher interest rates.

Interest and other income

Interest income increased by $6.2 million from the Prior Year Period to the Current Year Period primarily due to higher yields and an increase in invested balances.

Income taxes

The Company’s effective income tax rates were 34.4 percent and 26.3 percent for the Prior Year Period and Current Year Period, respectively. Notwithstanding the non-deductible health insurer fee that was reinstated in 2018, the effective income tax rate for the Current Year Period is lower than the Prior Year Period mainly due to the decrease in the U.S. corporate income tax rate and more significant tax deductions in the Current Year Period (most of which occurred in the first quarter) in excess of recognized stock compensation expense.

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

Healthcare

The Healthcare segment includes the Company’s: (i) management of behavioral healthcare services and EAP services, (ii) management of other specialty areas including diagnostic imaging and musculoskeletal management, and (iii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care. The Healthcare segment’s Behavioral & Specialty Health division provides management services to health plans, accountable care organizations, employers, the United States military and various federal government agencies for whom Magellan provides carve-out management services for behavioral health, employee assistance plans, and other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac, and physical medicine. The MCC division contracts with state Medicaid agencies and CMS to manage care for beneficiaries under various Medicaid and Medicare programs.

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Healthcare Segment Results	2017	2018	'17 vs '18	2017	2018	'17 vs '18
Behavioral & Specialty Health revenue
Risk-based, non-EAP	$372,755	$377,615	1.3%	$1,073,141	$1,128,743	5.2%
EAP risk-based	90,000	79,854	(11.3%)	287,929	265,787	(7.7%)
ASO	66,785	65,326	(2.2%)	184,156	189,241	2.8%
Magellan Complete Care revenue
Risk-based, non-EAP	226,905	639,584	181.9%	606,262	1,863,771	207.4%
ASO	13,006	14,060	8.1%	38,609	41,386	7.2%
Managed care and other revenue	769,451	1,176,439	52.9%	2,190,097	3,488,928	59.3%
Cost of care	569,306	938,031	64.8%	1,634,624	2,802,506	71.4%
	200,145	238,408	19.1%	555,473	686,422	23.6%
Direct service costs and other	143,550	179,022	24.7%	428,432	543,258	26.8%
	56,595	59,386	4.9%	127,041	143,164	12.7%
Stock compensation expense	2,623	2,165	(17.5%)	8,388	7,857	(6.3%)
Changes in fair value of contingent consideration	(834)	148		(631)	451
Less: non-controlling interest segment loss	789	—		(56)	—
Segment profit	$57,595	$61,699	7.1%	$134,854	$151,472	12.3%

Direct service cost as % of revenue	18.7%	15.2%		19.6%	15.6%
MLR Behavioral & Specialty Health risk	89.3%	87.7%		89.5%	87.0%
MLR Behavioral & Specialty Health EAP risk	65.8%	68.2%		69.1%	68.8%
MLR Magellan Complete Care risk	78.1%	86.4%		78.3%	87.8%

Membership
Behavioral & Specialty Health
Risk (1)				13,232	12,325	(6.9%)
EAP risk				14,228	15,140	6.4%
ASO				28,337	26,551	(6.3%)
Magellan Complete Care
Risk				77	144	87.0%
ASO				20	22	10.0%
				55,894	54,182	(3.1%)

(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue increased by 52.9 percent or $407.0 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is mainly due to revenue for Senior Whole Health acquired on October 31, 2017 of $304.4 million, higher membership partially offset by net unfavorable rate changes of $101.6 million, contracts implemented after (or during) the Prior Year Quarter of $26.0 million, customer settlements and other contract changes in the Current Year Quarter of $18.3 million, net revenue recorded for HIF fees in the Current Year Quarter of $7.7 million, the revenue impact of net favorable prior period medical claims development recorded in the Current Year Quarter of $4.0 million and a performance penalty in the Prior Year Quarter of $1.8 million. These increases were partially offset by terminated contracts of $28.4 million, unfavorable retroactive membership and rate adjustments in the Current Year Quarter of $7.0 million, net retroactive program changes in the Prior Year Quarter of $6.2 million, the revenue impact of unfavorable prior period medical claims development recorded in the Prior Year Quarter of $5.7 million, favorable retroactive rate adjustments in the Prior Year Quarter of $2.8 million and other net unfavorable variances of $6.7 million.

Cost of care

Cost of care increased by 64.8 percent or $368.7 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to the care cost for Senior Whole Health of $269.5 million, increased membership partially offset by lower care associated with net unfavorable rate changes of $106.0 million, new contracts implemented after (or during) the Prior Year Quarter of $20.7 million and other net unfavorable variances of $11.8 million. These increases were partially offset by terminated contracts of $20.3 million, net unfavorable prior period medical claims development recorded in the Prior Year Quarter of $7.2 million, net favorable prior period medical claims development recorded in the Current Year Quarter of $6.2 million and net retroactive program changes in the Prior Year Quarter of $5.6 million. For our behavioral specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) decreased as a percentage of risk revenue (excluding EAP business) from 89.3 percent in Prior Year Quarter to 87.7 percent in the Current Year Quarter primarily due to revenue growth from new business and favorable rate changes partially offset by terminated contracts. For our MCC contracts, cost of care increased as a percentage of risk revenue from 78.1 percent in the Prior Year Quarter to 86.4 percent mainly due to care trends and business mix, partially offset by favorable customer settlements and other contract changes and favorable care development in the Current Year Period.

Direct service costs and other

Direct service costs increased by 24.7 percent or $35.5 million from the Prior Year Quarter to the Current Year Quarter primarily due to costs related to Senior Whole Health, costs to support new business and HIF fees in the Current Year Quarter; these increases were partially offset by the impact of terminated contracts. Direct service costs decreased as a percentage of revenue from 18.7 percent in the Prior Year Quarter to 15.2 percent in the Current Year Quarter, mainly due to increased revenue from acquisition activity and business growth partially offset by terminated contracts.

Current Year Period compared to the Prior Year Period

Managed care and other revenue

Net revenue increased by 59.3 percent or $1,298.8 million from the Prior Year Period to the Current Year Period. The increase in revenue is mainly due to revenue for Senior Whole Health acquired on October 31, 2017 of $910.8 million, contracts implemented after (or during) the Prior Year Period of $323.8 million, higher membership partially offset by net unfavorable rate changes of $123.8 million, net revenue recorded for HIF fees in the Current Year Period of $23.0 million, customer settlements and other contract changes in the Current Year Period of $21.6 million, the revenue impact of favorable prior period care development recorded in the Prior Year Period of $4.9 million and the revenue impact of net favorable prior period care development recorded in the Current Year Period of $2.0 million. These increases were partially offset by terminated contracts of $65.4 million, net retroactive program changes in the Prior Year Period of $23.3 million, retroactive membership adjustments in the Current Year Period of $6.9 million, net favorable one-time adjustments in the Prior Year Period of $3.4 million and other net unfavorable variances of $12.1 million.

Cost of care

Cost of care increased by 71.4 percent or $1,167.9 million from the Prior Year Period to the Current Year Period. The increase is mainly due to care cost for Senior Whole Health of $792.9 million, new contracts implemented after (or during) the Prior Year Period of $305.3 million, increased membership partially offset by lower care associated with net unfavorable rate changes of $127.2 million, net favorable prior period medical claims development recorded in the Prior Year Period of $8.4 million and other net unfavorable variances of $23.1 million. These increases were partially offset by terminated contracts of $58.1 million, net retroactive program changes recorded in the Prior Year Period of $21.2 million and favorable prior period medical claims development recorded in the Current Year Period of $9.7 million. For our behavioral & specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) decreased as a percentage of risk revenue (excluding EAP business) from 89.5 percent in the Prior Year Period to 87.0 percent in the Current Year Period, mainly due to revenue growth from new business and favorable rate changes partially offset by terminated contracts. For our MCC contracts, cost of care increased as a percentage of risk revenue from 78.3 percent in the Prior Year Period to 87.8 percent in the Current Year Period primarily due to care trends and business mix, partially offset by favorable customer settlements in the Current Year Period.

Direct service costs and other

Direct service costs increased by 26.8 percent or $114.8 million from the Prior Year Period to the Current Year Period primarily due to costs related to Senior Whole Health, costs to support new business and HIF fees in the Current Year Period. Direct service costs decreased as a percentage of revenue from 19.6 percent in the Prior Year Period to 15.6 percent in the Current Year Period, mainly due to increased revenue from business growth and acquisition activity partially offset by terminated contracts.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Pharmacy Segment Results	2017	2018	'17 vs '18	2017	2018	'17 vs '18
Formulary management	$21,400	$16,601	(22.4%)	$64,900	$55,326	(14.8%)
PBA and other	43,731	42,899	(1.9%)	131,070	127,084	(3.0%)
Managed care and other revenue	65,131	59,500	(8.6%)	195,970	182,410	(6.9%)
PBM, including dispensing	486,378	549,508	13.0%	1,488,956	1,619,431	8.8%
Medicare Part D	131,800	116,226	(11.8%)	367,900	321,295	(12.7%)
PBM revenue	618,178	665,734	7.7%	1,856,856	1,940,726	4.5%
Total net revenue	683,309	725,234	6.1%	2,052,826	2,123,136	3.4%
Cost of goods sold	575,327	618,463	7.5%	1,742,610	1,827,327	4.9%
	107,982	106,771	(1.1%)	310,216	295,809	(4.6%)
Direct service costs and other	74,976	74,491	(0.6%)	225,782	221,018	(2.1%)
	33,006	32,280	(2.2%)	84,434	74,791	(11.4%)
Stock compensation expense	5,680	1,359	(76.1%)	17,094	4,252	(75.1%)
Segment profit	$38,686	$33,639	(13.0%)	$101,528	$79,043	(22.1%)

Direct service cost as % of revenue	11.0%	10.3%		11.0%	10.4%
COGS as % of PBM revenue	93.1%	92.9%		93.8%	94.2%

Pharmacy Operational Statistics
Adjusted commercial network claims				21,600	22,795	5.5%
Adjusted PBA claims				55,400	53,005	(4.3%)
Total adjusted claims				77,000	75,800	(1.6%)

Generic dispensing rate				86.9%	87.5%	0.6%
Commercial PBM covered lives				1,900	2,052	8.0%
Medical pharmacy covered lives				13,100	13,993	6.8%
Total states and DC that participate in PBA				27	27	0.0%

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue decreased by 8.6 percent or $5.6 million from the Prior Year Quarter to the Current Year Quarter mainly due to decreased formulary management revenue of $4.0 million, lower revenue in government pharmacy of $1.3 million and other net unfavorable variances of $1.3 million. These unfavorable variances were partially offset by new contracts implemented after (or during) the Prior Year Quarter of $1.0 million.

PBM revenue

PBM revenue increased by 7.7 percent or $47.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $40.6 million, net increased membership and utilization of $5.2 million, higher revenue of $3.7 million in the Current Year Quarter due to timing differences caused by the implementation of ASC 606 and other net increases of $0.6 million. These favorable variances were partially offset by terminated contracts of $2.5 million.

Cost of goods sold

Cost of goods sold increased by 7.5 percent or $43.1 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $37.5 million, net increased membership and utilization of $3.9 million, timing of network management initiatives of $1.0 million and other increases of $3.1 million. These increases were partially offset by terminated contracts of $2.4 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 93.1 percent in the Prior Year Quarter to 92.9 percent in the Current Year Quarter, mainly due to business mix.

Direct service costs and other

Direct service costs decreased by 0.6 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter, primarily due to a decrease in stock compensation due to awards granted in relation to an acquisition which became fully vested in the prior year partially offset by an increase in salaries. Direct service costs decreased as a percentage of revenue from 11.0 percent in the Prior Year Quarter to 10.3 percent in the Current Year Quarter, mainly due to an increase in revenue from business growth and business mix and the decrease in stock compensation expense.

Current Year Period compared to the Prior Year Period

Managed care and other revenue

Managed care and other revenue decreased by 6.9 percent or $13.6 million from the Prior Year Period to the Current Year Period mainly due to decreased formulary management revenue of $11.3 million, lower government pharmacy of $3.0 million, terminated contracts of $1.0 million and other net unfavorable variances of $0.4 million, partially offset by new contracts implemented after (or during) the Prior Year Period of $2.1 million.

PBM revenue

PBM revenue increased by 4.5 percent or $83.9 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $108.7 million and net increased membership and utilization of $1.9 million. This favorable variance was partially offset by terminated contracts of $14.0 million, lower government pharmacy revenue of $6.5 million, lower revenue of $4.5 million in the Current Year Period due to timing differences caused by the implementation of ASC 606, a network guarantee penalty in the Current Year Period of $1.1 million and other net unfavorable variances of $0.6 million.

Cost of goods sold

Cost of goods sold increased by 4.9 percent or $84.7 million from the Prior Year Period to the Current Year Period. This increase is primarily due to new contracts implemented after (or during) the Prior Year Period of $103.0 million and other net increases of $1.4 million. These increases were partially offset by terminated contracts of

$13.4 million and lower government pharmacy of $6.3 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold increased from 93.8 percent in the Prior Year Period to 94.2 percent in the Current Year Period, mainly due to lower formulary management revenue and business mix.

Direct service costs and other

Direct service costs decreased by 2.1 percent or $4.8 million from the Prior Year Period to the Current Year Period, primarily due to a decrease in stock compensation due to awards granted in relation to an acquisition which became fully vested in the prior year partially offset by higher costs to support new business. Direct service costs decreased as a percentage of revenue from 11.0 percent in the Prior Year Period to 10.4 percent in the Current Year Period, mainly due to an increase in revenue from business growth and business mix and the decrease in stock compensation expense.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Corporate Segment & Eliminations	2017	2018	'17 vs '18	2017	2018	'17 vs '18
Managed care and other revenue	$(224)	$(152)	(32.1%)	$(670)	$(448)	(33.1%)
PBM revenue	(33,130)	(48,015)	44.9%	(98,085)	(142,110)	44.9%
Cost of goods sold	31,645	47,318	49.5%	93,940	138,098	47.0%
	(1,709)	(849)	(50.3%)	(4,815)	(4,460)	(7.4%)
Direct service costs and other	8,846	11,958	35.2%	26,016	29,424	13.1%
	(10,555)	(12,807)	21.3%	(30,831)	(33,884)	9.9%
Stock compensation expense	2,020	5,796	186.9%	6,352	15,296	140.8%
Less: non-controlling interest segment loss	(1)	—	(100.0%)	(3)	—	(100.0%)
Segment loss	$(8,534)	$(7,011)	(17.8%)	$(24,476)	$(18,588)	(24.1%)

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss decreased by 17.8 percent or $1.5 million from the Prior Year Quarter to the Current Year Quarter, mainly due to higher corporate development costs in the Prior Year Quarter related to the SWH acquisition. As a percentage of revenue, the Corporate segment loss decreased from 0.6 percent in the Prior Year Quarter to 0.4 percent in the Current Year Quarter, mainly due to increased revenue from business growth, higher corporate development costs in the Prior Year Quarter and lower discretionary benefits.

Current Year Period compared to the Prior Year Period

The Corporate segment loss decreased by 24.1 percent or $5.9 million from the Prior Year Period to the Current Year Period, mainly due to lower discretionary benefits and higher corporate development costs in the Prior Year Period related to the SWH acquisition. As a percentage of revenue, the Corporate segment loss decreased from 0.6 percent in the Prior Year Period to 0.3 percent in the Current Year Period, mainly due to increased revenue from business growth, higher corporate development costs in the Prior Year Period and lower discretionary benefits.

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

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Income before income taxes	$44,975	$40,961	$84,838	$70,713
Stock compensation expense	10,323	9,320	31,834	27,405
Changes in fair value of contingent consideration	(834)	148	(631)	451
Non-controlling interest segment (profit) loss	(788)	—	59	—
Depreciation and amortization	28,189	33,047	82,896	97,302
Interest expense	7,663	8,990	16,711	26,034
Interest and other income	(1,781)	(4,139)	(3,801)	(9,978)
Segment Profit	$87,747	$88,327	$211,906	$211,927

The following table reconciles Adjusted Net Income to net income attributable to Magellan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net income attributable to Magellan	$32,451	$27,145	$55,698	$52,148
Adjusted for acquisitions starting in 2013
Stock compensation expense	4,960	—	14,718	530
Changes in fair value of contingent consideration	(834)	148	(631)	451
Amortization of acquired intangibles	8,424	12,079	25,189	36,676
Tax impact	(4,605)	(3,220)	(14,372)	(9,577)
Adjusted Net Income	$40,396	$36,152	$80,602	$80,228

The following table reconciles Adjusted EPS to net income per common share attributable to Magellan—diluted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net income per common share attributable to Magellan—diluted	$1.32	$1.09	$2.30	$2.06
Adjusted for acquisitions starting in 2013
Stock compensation expense	0.20	—	0.61	0.02
Changes in fair value of contingent consideration	(0.03)	0.01	(0.03)	0.02
Amortization of acquired intangibles	0.34	0.48	1.04	1.45
Tax impact	(0.19)	(0.13)	(0.59)	(0.38)
Adjusted EPS	$1.64	$1.45	$3.33	$3.17

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

Care Trends.  The Company expects that same‑store normalized cost of care trend for the 12 month forward outlook to be 3 to 7 percent for Behavioral & Specialty Health products and 0 to 2 percent for MCC business.

Interest Rate Risk.  Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of September 30, 2018, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.  The Company reported net cash provided by operating activities of $112.7 million and $34.0 million for the Prior Year Period and Current Year Period, respectively. The $78.7 million decrease in operating cash flows from the Prior Year Period is mainly attributable to unfavorable working capital changes partially offset by decreased tax payments between years.

The net unfavorable impact of working capital changes between periods totaled $92.9 million. For the Prior Year Period, operating cash flows were impacted by net unfavorable working capital changes of $53.4 million, a large portion of which was attributable to timing of discretionary bonus activity and an increase in accounts receivable related to our Medicare Part D business. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $146.3 million, mainly attributable to an increase in accounts receivables and payment of the HIF fee totaling $29.9 million.

Tax payments for the Current Year Period decreased $14.2 million from the Prior Year Period.

Investing Activities.  The Company utilized $42.7 million and $51.3 million during the Prior Year Period and the Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $11.7 million and $31.0 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $19.2 million and $32.1 million, respectively.

During the Prior Year Period and the Current Year Period the Company used $21.2 million and $52.3 million, respectively, for the net purchase of "available-for-sale" securities. During the Prior Year Period and the Current Year Period the Company used net cash of $3.2 million and $0.4 million, respectively, related to investments in businesses and the acquisition of Veridicus.

Financing Activities.  During the Prior Year Period, the Company paid $793.8 million on debt obligations, $15.5 million for the repurchase of treasury stock under the Company's share repurchase program, $8.5 million in debt issuance fees, $4.6 million on capital lease obligations and had other net unfavorable items of $0.4 million. In addition, the Company received $949.2 million from the issuance of debt and $28.3 million from the exercise of stock options.

During the Current Year Period, the Company paid $65.6 million on debt obligations, $41.0 million for the repurchase of treasury stock under the Company's share repurchase program, $9.5 million on capital lease obligations and had other net unfavorable items of $1.0 million. In addition, the Company received $22.6 million from the exercise of stock options.

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

Stock Repurchases.  On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. See Note D—“Commitments and Contingencies” for more information on the Company’s share repurchase program.

Off‑Balance Sheet Arrangements.  As of September 30, 2018, the Company has no material off‑balance sheet arrangements.

Credit Agreement.    On September 22, 2017, the Company entered into the 2017 Credit Agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower. On August 13, 2018, the Company entered into an amendment to the 2017 Credit Agreement, which extended the maturity date by one year. The 2017 Credit Agreement is scheduled to mature on September 22, 2023. See Note A—“General” for more information on the 2017 Credit Agreement.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies, legal liabilities and contingent consideration payable. Actual results could differ from those estimates. Except as noted above, the Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10‑K, filed with the SEC on March 1, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of September 30, 2018, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.  Controls and Procedures

a) The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) under the Exchange Act), as of September 30, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting at AFSC, which we acquired on July 1, 2016, and which operates as a component of our Healthcare segment. The material weakness was identified and discussed in “Part II – Item 9A – Controls and Procedures” of our Annual Report on Form 10-K which was filed with the SEC on March 1, 2018.

Notwithstanding the identified material weakness, management, including our CEO (principal executive officer) and CFO (principal financial officer), believes the consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

AFSC was acquired on July 1, 2016 and generated about 3% and 2% of our total net revenues for the year ended December 31, 2017 and nine months ended September 30, 2018, respectively. Prior to 2017, AFSC was not included in assessments of the effectiveness of our internal control over financial reporting as the SEC rules provide companies one year to assess controls at an acquired entity. Accordingly, within the 2017 period, we performed our first comprehensive assessment of the design and effectiveness of internal controls at AFSC and determined that AFSC’s internal control over financial reporting was ineffective as of December 31, 2017. Specifically, AFSC did not adequately identify, design and implement appropriate process-level controls for its processes, including AFSC’s contract accounting and information technology general controls. There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there was no restatement of prior period financial statements and no change in previously released financial results were required as the result of these control deficiencies.

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

b) Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. Pursuant to this program, the Company made open market purchases during the three months ended September 30, 2018 as follows (approximate dollar value of shares that may yet to be purchased under the plan is reflected in millions):

	Total number	Average	Total Number of Shares	Approximate Dollar Value of
	of Shares	Price Paid	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share(1)	Announced Plans or Programs	Purchased Under the Plans(1)(2)
July 1-31, 2018	72,412	$89.25	72,412	$231.7
August 1-31, 2018	149,747	75.14	149,747	220.5
September 1-30, 2018	128,978	73.63	128,978	211.0
	351,137		351,137

(1)

Excludes amounts that could be used to repurchase shares acquired under the Company’s equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)	Excludes broker commissions.

The Company made additional open market purchases of 165,039 shares of the Company’s common stock at an aggregate cost of $11.2 million (excluding broker commissions) during the period from October 1, 2018 through October 31, 2018.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

C

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Amendment No.1 to Credit Agreement dated as of August 13, 2018, among the Company, as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and the lenders party thereto, which was filed as Exhibit 4.1 to the Company’s current report on Form 8-K, which was filed on August 13, 2018 and is incorporated herein by reference.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2018	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)