Form 10-K
period 2018-12-31
MAGELLAN HEALTH INC
filed 2019-02-28
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock (“common stock”) held by non‑affiliates of the registrant based on the closing price on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.4 billion.

The number of shares of Magellan Health, Inc.’s common stock outstanding as of February 22, 2019 was 23,925,342.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10‑K.

MAGELLAN HEALTH, INC.

REPORT ON FORM 10‑K

For the Fiscal Year Ended December 31, 2018

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

Item 1.    Business

Magellan Health, Inc. (“Magellan”) is a leader in managing the fastest growing, most complex areas of healthcare, including special populations, complete pharmacy benefits and other specialty areas of healthcare. The Company develops innovative solutions that combine advanced analytics, agile technology and clinical excellence to drive better decision making, positively impact members’ health outcomes and optimize the cost of care for the customers Magellan serves. The Company provides services to health plans and other managed care organizations (“MCOs”), employers, labor unions, various military and governmental agencies and third party administrators (“TPAs”). Magellan operates three segments: Healthcare, Pharmacy Management and Corporate. In this report, references to “we”, “us”, “our” and the “Company” include Magellan and its subsidiaries. Magellan was incorporated in 1969 under the laws of the State of Delaware.

Healthcare

The Healthcare segment (“Healthcare”) is broken down into two reporting units – (i) Behavioral & Specialty Health and (ii) Magellan Complete Care (“MCC”).

The Behavioral & Specialty Health reporting unit’s customers include health plans, accountable care organizations, employers, state Medicaid agencies, the United States military and various federal government agencies for whom Magellan provides carve-out management services for behavioral health, employee assistance plans (“EAPs”) and other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac and physical medicine. These management services can be applied broadly across commercial, Medicaid and Medicare populations, or on a more targeted basis for health plan customers.

The MCC reporting unit contracts with state Medicaid agencies and the Centers for Medicare and Medicaid Services (“CMS”) to manage care for beneficiaries under various Medicaid and Medicare programs. MCC manages a wide range of services from total medical cost to carve out long-term support services. MCC largely focuses on managing care for special populations including individuals with serious mental illness (“SMI”), dual eligibles, the aged, blind and disabled (“ABD”) and other populations with unique and often complex healthcare needs.

Magellan’s coordination and management of these healthcare and long-term support services are provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals, skilled nursing facilities, home care agencies and ancillary service providers. This network of credentialed providers is integrated with clinical and quality improvement programs to improve access to care and enhance the healthcare experience for individuals in need of care, while at the same time making the cost of these services more affordable for customers. The Company generally does not directly provide or own any provider of treatment services, although it does employ licensed behavioral health counselors to deliver non‑medical counseling under certain government contracts.

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

These services are available individually, in combination, or on a fully integrated manner. The Company markets its pharmacy management services to health plans, employers, third party administrators, state governments, Medicare Part D beneficiaries, government agencies, exchanges, brokers and consultants. In addition, the Company will continue to upsell its suite of pharmacy services to existing customers and market these pharmacy solutions to the Healthcare customer base.

Pharmacy Management contracts with its customers for services using risk‑based, gain share or ASO arrangements. In addition, the Pharmacy Management segment provides services to the MCC reporting unit within the Healthcare segment.

Corporate

This segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company.

See Note 10—“Business Segment Information” to the consolidated financial statements for certain segment financial data relating to our business set forth elsewhere herein.

Recent Acquisitions

Healthcare Acquisitions

In recent years, the Company has expanded its Healthcare segment with various acquisitions. The acquisitions of AlphaCare Holdings, Inc. (“AlphaCare Holdings”) in 2013, The Management Group, LLC (“TMG”) in 2016 and SWH Holdings, Inc. (“SWH”) in 2017 expanded the Company’s MCC reporting unit. Magellan also increased its presence within the federal marketplace through the acquisition of Armed Forces Services Corporation (“AFSC”) in 2016 which falls under the Behavioral & Specialty Health reporting unit.

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

Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), national health expenditure growth is expected to average 5.5 percent annually over 2017-2026. Growth in national health spending is projected to be faster than projected growth in Gross Domestic Product (“GDP”) by 1.0 percentage point over 2017-2026. As a result, the report projects the health share of GDP to rise from 17.9 percent in 2016 to 19.7 percent by 2026.

With the dynamic economic environment, rising healthcare costs, increased fiscal pressures on federal and state governments and the uncertainty around the future of healthcare reform, healthcare spending will continue to be one of the greatest pressing issues for the American public and government agencies. The rapidly evolving clinical and technological environment demands the expertise of specialized healthcare management services to provide both high‑quality and affordable care.

Business Strategy

The Company is a leader in managing the fastest growing, most complex areas of health, including special populations, complete pharmacy benefits and other specialty areas of healthcare. Magellan is focused on measured growth while executing against a multi-year margin improvement plan for the current portfolio of customers to bring earnings in line with industry competitive levels. The Company’s strategy is organized around four main focus areas:

1.	Retain customers and drive new sales
2.	Improve margins by reducing cost of care, lowering pharmacy cost of goods sold and driving operational improvements across the Company
3.	Maximize and expand the Company’s key value drivers
4.	Engage Magellan’s workforce

Retain customers and drive new sales: To drive revenue and profit growth long term, the Company has targeted plans to retain existing customers and add new customers across both segments. In Pharmacy Management and Healthcare, the Company is targeting growth through new business wins, increased retention and upselling existing and newly developed services to existing customers. MCC will seek growth within current contracts deploying a local market strategy to increase retention and add new members. MCC will also seek to expand its footprint within existing states and selectively target new geographies as new managed Medicaid opportunities emerge for complex populations.

Improve margins by reducing cost of care, lowering Pharmacy costs of goods sold and driving operational improvements across the organization: Within Pharmacy Management, the Company will continue to grow PBM while retaining specialty carve-out contracts and lowering our cost of goods sold. Within Healthcare, the Company will execute against targeted medical action plans and will have market competitive loss ratios for each customer. Further, teams will drive operational improvements across the company to enhance efficiency.

Maximize and expand Magellan’s key value drivers:

Pharmacy Management - continued focus on specialty drug management:  With advances in specialty drugs driving the majority of pharmaceutical cost increases, Magellan’s foundation as an industry leader in specialty drug management uniquely positions us to deliver programs across all aspects of drug spend – traditional drugs, as well as specialty drugs paid under both the medical and pharmacy benefits. Our value based strategies are designed to support the 2-3 percent of patients driving the majority of spend through advanced analytics, high-touch clinical programs and comprehensive specialty drug solutions centered around complex conditions.

Healthcare:  The Company will leverage significant Medicaid, behavioral health, specialty healthcare and pharmacy management experience to enhance current and develop new innovative clinical programs for complex populations or niche areas of specialty healthcare, utilizing the Company’s unique expertise to improve quality and outcomes for members served while lowering costs for our customers.

Engage the Company’s workforce: The Company will focus on talent acquisition, development and retention, as well as streamlining the Company’s organizational structure. Employee engagement, communication and training for employees will help ensure the workforce can meet Magellan’s evolving needs moving into the future.

Customer Contracts

The Company’s contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer’s option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many of the Company’s contracts are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 30 and 180 days) or upon the occurrence of other specified events. In addition, the Company’s contracts with federal, state and local governmental agencies generally are conditioned on legislative appropriations. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company’s contracts for managed healthcare and specialty solutions services generally provide for payment of a per member per month fee to the Company. See “Item 1A. Risk Factors—Risk‑Based Products” and “Item 1A. Risk Factors—Reliance on Customer Contracts.”

The Company provides integrated healthcare services to Medicaid enrollees in the state of Florida pursuant to a contract with the State of Florida (the “Florida Contract”). The Florida Contract generated net revenues that exceeded, in aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2017, however not for the year ended December 31, 2018.

The Company also has significant concentrations of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid Program, with members under its contract with CMS, and with various agencies and departments of the United States federal government. See further discussion related to these significant customers in “Item 1A. Risk Factors—Reliance on Customer Contracts.” In addition, see “Item 1A. Risk Factors—Dependence on Government Spending” for discussion of risks to the Company related to government contracts.

Provider Network

The Company’s managed healthcare services are primarily provided by a contracted network of third‑party providers. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company’s network consists of approximately 220,000 healthcare providers providing various levels of care nationwide. The Company’s network providers are almost exclusively independent contractors located throughout the local areas in which the Company’s customers’ beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company’s personnel are available to assist them with consultation and other needs.

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

The Company also provides capability to support client-specific networks. Many of the Company’s clients have their own contracted networks. The Company establishes and administers these private networks segregating and reporting to the clients. In addition, the Company can lease networks on behalf of specific entities in order to enhance coverage.

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

Competition

The Company’s business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), TPAs, independent practitioner associations (“IPAs”), multi‑disciplinary medical groups, PBMs, healthcare information technology companies and other specialty healthcare and managed care companies. Many of the Company’s competitors, particularly certain insurance companies, HMOs, technology companies and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company’s competitors provide a broader range of services. The Company competes based upon quality and reliability of its services, a focus on clinical excellence, product and service innovation and proven expertise across its business lines. The Company may also encounter competition in the future from new market entrants. In addition, some of the Company’s customers that are managed care companies may seek to provide specialty managed healthcare services directly to their members, rather than subcontracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely to a significant degree on price increases to achieve revenue growth, and expects to continue experiencing pricing pressures.

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one‑year period from June 17, 2018 to June 17, 2019. The general liability policy is written on an “occurrence” basis, subject to a $0.05 million per claim un‑aggregated self‑insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims‑made” basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un‑aggregated self‑insured retention for managed care errors and omissions liability, and a $0.05 million per claim un‑aggregated self‑insured retention for professional liability.

The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one‑year term for the period June 17, 2018 to June 17, 2019. The general liability policy is written on an “occurrence” basis and the professional liability policy is written on a “claims‑made” basis, subject to a $0.05 million per claim and $0.25 million aggregated self‑insured retention.

The Company is responsible for claims within its self‑insured retentions, and for portions of claims reported after the expiration date of the policies if they are not renewed, or if policy limits are exceeded. The Company also purchases excess liability coverage in an amount that management believes to be reasonable for the size and profile of the organization.

See “Item 1A. Risk Factors—Professional Liability and Other Insurance,” for a discussion of the risks associated with the Company’s insurance coverage.

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

Other states regulate PBMs through a PBM specific license. The Company has obtained these licenses as required to support the PBM business. Certain insurance licenses are required for the Company to pursue Medicare Advantage and Medicare Part D business. In some cases, single purpose HMO licenses are required for the Company to take risk on business in that state. Some states require PPO or other network licenses to offer a network of providers in the state. Almost all states require licensure for pharmacies dispensing or shipping medications into the state. The Company has obtained all of these necessary licenses.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Other Privacy Regulation

HIPAA contains standards relating to the transmission, privacy and security of health information by healthcare providers and healthcare plans. Confidentiality and patient privacy requirements are particularly strict in the Company’s behavioral managed care business.

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), passed as part of the American Recovery and Reinvestment Act of 2009, represented a significant expansion of the HIPAA privacy and security laws.

HIPAA generally does not preempt state law. Therefore, because many states have privacy laws that provide more stringent privacy protections than those imposed by HIPAA, the Company must address privacy issues under those state laws as well.

In addition to HIPAA and the HITECH Act, the Company is also subject to federal laws and regulations governing patient records involving substance abuse treatment, as well as other federal privacy laws and regulations.

The European Union (“EU”) General Data Protection Regulation (“GDPR”) became effective May 25, 2018. The Company believes its exposure to the GDPR is at present limited to EAP services to US-based companies that decide to offer EAP to their EU-based employees, which is a very small subset of the Company’s EAP line of business. The Company does not market its EAP services within the EU or to persons in the EU, or monitor the behavior of persons in the EU, and its EAP contracts with its customers are entered into in the United States with companies established in the US. When a US customer chooses to make EAP services available to EU-based employees, the EAP services are managed through an EU-based subcontractor and EAP personal data subject to the GDPR processed by that subcontractor does not leave the EU. The Company has received contractual assurances from its subcontractor of its subcontractor’s compliance with the GDPR. Thus, the Company does not believe the GDPR at present poses material compliance risks for the Company. However, there can be no assurances that the GDPR could not be interpreted by EU supervisory authorities or courts in a manner that would require the Company to restructure its EAP services in the EU, or the GDPR could be changed or interpreted in a manner causing material adverse impact on the Company.

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

It also is a crime under the Public Contracts Anti‑Kickback Act, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties. There have been a series of substantial civil and criminal investigations and settlements over the last several years in connection with alleged kickback schemes.

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

The Federal Civil False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to government contracts and governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower suits under the Federal Civil False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit.

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

Mental Health Parity

The Paul Wellstone and Pete Domenici Mental Health Parity Act of 2008 (“MHPAEA”) establishes parity in financial requirements (e.g., co‑pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. This law does not require coverage for mental health or substance abuse disorders, but if coverage is provided it must be provided at parity. No specific disorders are mandated for coverage; health plans are able to define mental health and substance abuse to determine what they are going to cover. Under the ACA, non‑grandfathered individual and small group plans (both on and off of the Health Insurance Exchange) are required to provide mental health and substance abuse disorder benefits as essential health benefits. These mandated benefits under the ACA must be provided at parity in these plans. Under the ACA, grandfathered individual plans are required to comply with parity if they offer behavioral health benefits. Grandfathered small group plans are exempt from requirements to provide essential health benefits and parity requirements. State mandated benefits laws are not preempted. The law applies to ERISA plans, Medicaid managed care plans and State Children’s Health Insurance Program (“SCHIP”) plans. On November 13, 2013 the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Final Rules on the MHPAEA (“Final Rules”). The Final Rules include some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non‑quantitative treatment limitations and prohibiting separate but equal deductibles. The Company believes it is in compliance with these requirements. In March 2016, CMS promulgated a final rule on the application of parity to Medicaid Managed Care Plans, CHIP and alternative benefit plans. The Company has been working with our state Medicaid customers on compliance with these rules. On December 7, 2016, the Congress adopted the Twenty-First Century Cures Act, which codified some concepts in the Final Rules. The Company’s risk contracts allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

Health Care Reform

The ACA is a broad and sweeping piece of legislation creating numerous changes in the healthcare regulatory environment. Some of the regulations interpreting the ACA, most notably the Medical Loss Ratio regulations, the Internal Claims and Appeals and External Review Processes Regulations and Health Insurance Exchanges have an impact on the Company and its business. Others, such as the regulation on dependent coverage to age 26 and coverage of preventative health services, could impact the nature of the members that we serve and the utilization rates. Medicaid expansion under the ACA has had some impact on the Company’s Medicaid business. The Company has customers that are participating in the state and federal Health Insurance Exchanges. The Company has taken necessary steps to support our customers in their administration of these plans.

The ACA also contains provisions related to fees that impact the Company’s direct public sector contracts and provisions regarding the non‑deductibility of those fees. Our state public sector customers have made rate adjustments to cover the direct costs of these fees and a majority of the impact from non‑deductibility of such fees for federal income tax purposes. There may be some impact due to taxes paid for non‑renewing customers where the timing and amount of recoupment of these additional costs are uncertain. There can be no assurances that public sector customers may make rate adjustments to cover the direct costs of these fees in the future, so there can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company.

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

On May 6, 2016, CMS published final regulations that significantly modified the existing federal Medicaid Managed Care and the SCHIP regulations. On June 30, 2017, CMS issued an Informational Bulletin regarding the applicable effective/compliance dates for the new Medicaid Managed Care and the SCHIP regulations. Magellan is working respectively with state Medicaid agencies and Medicaid Managed Care Plans (our Medicaid customers) to ensure ongoing compliance with those sections of the regulations that are specified as effective based on the determination made by the applicable state Medicaid agency. Nonetheless, CMS issued proposed regulations on November 14, 2018, that would modify certain parts of the 2016 regulation.

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

Medicare Laws and Regulations

The Company is contracted with CMS as a Medicare Advantage Organization (“MAO”) and Prescription Drug Plan (“PDP”) to provide health services and prescription drug benefits to Medicare beneficiaries. The regulations and contractual requirements applicable to the Company and other participants in Medicare programs are complex and subject to change. CMS regularly audits the performance of contracted health plans to determine compliance with contracts and CMS regulations, and to assess the quality of services provided to Medicare beneficiaries. CMS penalties for noncompliance include premium refunds, civil monetary penalties, prohibiting a company from continuing to market and/or enroll members in the company’s Medicare products, exclusion from participation in federally funded healthcare programs and other sanctions. In July 2017 CMS issued a civil monetary penalty against one of the Company’s subsidiaries for non-compliance with a contractual standard outlined in its Part D contract. In February 2018 CMS issued civil monetary penalties against the same subsidiary for deficiencies cited as a result of CMS audits conducted in the 2nd and 3rd quarters of 2017. These penalties have not had a material impact on the Company or its Part D business.

The Company is also a subcontractor to health plans that are MAOs and PDPs. In the Company’s capacity as a subcontractor with these health plans, the Company administers benefits to Medicare beneficiaries and is indirectly subject to certain federal laws and regulations, as well as contractual requirements pertaining to the operation of this business. If CMS or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, CMS or the health plan customer may require the Company to cease these activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a health plan will not terminate the Company’s business relationships with respect to these services.

CMS requires Part D Plans to report all price concessions received for PBM services. The applicable CMS guidance requires Part D Plans to contractually require the right to audit their PBMs as well as require full transparency as to manufacturer rebates and administrative fees paid for drugs or services provided in connection with the sponsor’s plan, including the portion of such rebates retained by the PBM. Additionally, CMS requires Part D Plans to ensure through their contractual arrangements with first tier, downstream and related entities (which would include PBMs) that CMS has access to such entities’ books and records pertaining to services performed in connection with Part D Plans. The CMS regulations also suggests that Part D Plans should contractually require their first tier, downstream and related entities (subcontractors) to comply with certain elements of the Part D Plan’s compliance program. The Company has not experienced, and does not anticipate, that such disclosure and auditing requirements, to the extent required by its Part D Plan partners, will have a materially adverse effect on the Company’s business.

The Company expects CMS and the U.S. Congress to continue to closely scrutinize each component of the Medicare program, modify the terms and requirements of the program and possibly seek to modify private insurers’ role. Therefore, it is not possible to predict the outcome of any Congressional or regulatory activity, either of which could have a material adverse effect on the Company.

Federal and State Requirements related to Quality and Service Metrics Under Medicare and Medicaid Contracts

The Company’s Medicare and Medicaid business is subject to various quality and performance measures. Failure to maintain satisfactory quality and performance measures may negatively affect the Company’s premium rates, subject it to penalties, limit or reduce membership, impede the Company’s ability to compete for new business in existing or new markets or result in the termination of its contracts, which could have a material adverse effect on our business, rate of growth and results of operations, financial condition and cash flows.

Quality scores are used by certain regulatory agencies to establish premium rates and/or calculate performance incentives. In the case of CMS, for example, quality-based metrics are used to pay quality bonuses to Medicare Advantage plans that enable high scoring plans to offer enhanced health benefits for their MA beneficiaries.

Medicare Advantage plans and Medicare Prescription Drug Plans (together, “MA Plans”) with Star Ratings of four (4.0) stars or higher are eligible for year-round open enrollment; conversely, plans with lower Star Ratings have more restricted times for enrollment of beneficiaries. MA Plans with Star Ratings of less than three (3.0) stars in three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, CMS recently had its authority to terminate MA Plan contracts for plans rated below three (3.0) stars in three consecutive years reinstated. CMS may begin terminations of low rated MA Plans beginning with plan year 2023. As a result, MA Plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings. As a result, lower quality scores/Star ratings compared to our competitors could have a material adverse effect on our business, rate of growth, results of operation, financial condition, or cash flows.

For certain state Medicaid programs, plans that do not meet applicable quality and service measures may be subject to a range of penalties including being placed on a corrective action plan, denial of quality performance incentives, financial sanctions, reduction in capitation, enrollment limitations or termination of contract. We are unable to predict with any certainty what actions a state may take, if any, when assessing our contractual performance.

Failure to maintain satisfactory quality and service measures could also adversely affect our ability to establish new health plans or expand the business of our existing health plans. In addition, lower quality scores or Star ratings, when compared to our competitors, may adversely affect our ability to attract members and obtain regulatory approval for acquisitions or expansions, including expansion of Medicare Advantage health plans, or succeed in competitive bidding situations.

Other Federal and State Laws and Regulations

Federal Laws and Regulations affecting Procurement.  In addition to the laws and regulations cited in the section entitled Fraud, Waste and Abuse laws above, the Company is subject to other federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company conducts business with federal agency customers and federal contractors to such agencies.

The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company is voluntarily responding to government requests for further information regarding the Company’s investigation. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. For 2017 and 2018 AFSC’s total revenue comprised approximately 3% and 2%, respectively, of the total revenues of the Company.

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

FDA Regulation.  The U.S. Food and Drug Administration (“FDA”) generally has authority to regulate drug promotional activities that are performed “by or on behalf of” a drug manufacturer. The Company provides certain consulting and related services to drug manufacturers, and there can be no assurance that the FDA will not attempt to assert jurisdiction over certain aspects of the Company’s activities. The impact of future FDA regulation could materially adversely affect the Company’s business, results of operations, financial condition or cash flows.

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

Legislation and Regulation Affecting Drug Price and Rebates.  Specialty pharmaceutical manufacturers generally report various price metrics to the federal government, including “average sales price” (“ASP”), “average manufacturer price” (“AMP”) and “best price” (“BP”). The Company does not calculate these price metrics, but the Company notes that the ASP, AMP and BP methodologies may create incentives for some drug manufacturers to reduce the levels of discounts or rebates available to purchasers, including the Company, or their clients with respect to specialty drugs. Any changes in the guidance affecting pharmaceutical manufacturer price metric calculations could materially adversely affect the Company’s business.

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

On February 6, 2019, the Department of Health and Human Services Office of Inspector General published a proposed rule which would remove the anti-kickback regulatory safe harbor protection for prescription drug rebates paid by manufacturers to plan sponsors under Medicare Part D and Medicaid managed care. It also would create a new safe harbor protection for price discounts between manufacturers and PBMs if given at the point-of-sale (“POS”). Comments on the proposed rule are due April 8, 2019. This proposed rule would apply only to Medicare Part D and Medicaid managed care, and not commercial rebates. While we do not believe the proposed rule would have a material adverse impact on our business, President Trump in his State of the Union speech on February 6, 2019 also proposed that Congress adopt laws to control drug prices and other related measures, which could materially and adversely affect our commercial pharmacy benefits management rebate business.

Regulations Affecting the Company’s Pharmacies.  The Company owns three pharmacies that provide services primarily to members of certain of the Company’s health plan customers. The activities undertaken by the Company’s pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the licensure and operation of mail order and nonresident pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. The Company’s pharmacy facilities are located in Florida and Utah, and are duly licensed to conduct business in those states. Almost all states, however, require out‑of‑state mail order pharmacies to register with or be licensed by the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state, and some states require that an out‑of‑state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. The Company holds mail order and nonresident pharmacy licenses where required. The Company also maintains Medicare and Medicaid provider licenses where required for the pharmacies to provide services to these plans. In some states, the Company is not able to obtain Medicaid licenses to dispense because those states require that the pharmacy have a physical location in the state to participate in the Medicaid network.

Regulation of Controlled Substances.  The Company’s pharmacies must register with the United States Drug Enforcement Administration (the “DEA”) and individual state-controlled substance authorities in order to dispense controlled substances. Federal law requires the Company to comply with the DEA’s security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority and in some states drug database reporting requirements.

Employees of the Registrant

At December 31, 2018, the Company had approximately 10,500 full‑time and part‑time employees.

Available Information

The Company makes its annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and Section 16 filings available, free of charge, on the SEC’s website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, and on the Company’s website at www.magellanhealth.com as soon as practicable after the Company has electronically filed such material with, or furnished it to, the SEC. The information on the Company’s website is not part of or incorporated by reference in this report on Form 10‑K.

Item 1A.  Risk Factors

Reliance on Customer Contracts—The Company’s inability to renew, extend or replace expiring or terminated contracts could adversely affect the Company’s liquidity, profitability and financial condition.

Substantially all of the Company’s net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company’s most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company’s ten largest customers accounted for approximately 43.9 percent, 40.3 percent and 51.7 percent of the Company’s net revenue in the years ended December 31, 2016, 2017 and 2018, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company’s net revenue and have a material adverse effect on the Company’s liquidity, profitability and financial condition. See Note 2—“Summary of Significant Accounting Policies—Significant Customers” to the consolidated financial statements set forth elsewhere herein for a discussion of the Company’s significant customers.

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

The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as “risk‑based contracts” or “risk‑based products,” which include EAP services. These arrangements provided 49.1 percent, 49.6 percent and 59.3 percent of the Company’s net revenue in the years ended December 31, 2016, 2017 and 2018, respectively.

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

On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). On August 13, 2018, the Company entered into an amendment to the 2017 Credit Agreement, which extended the maturity date by one year. On February 27, 2019, the Company entered into a second amendment to the 2017 Credit Agreement, which amended the total leverage ratio covenant, and which was necessary in order for us to remain in compliance with the terms of the 2017 Credit Agreement. The 2017 Credit Agreement is scheduled to mature on September 22, 2023.

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

These restrictions could adversely affect the Company’s ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest. The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement, pursuant to its terms, or amended, would result in an event of default.

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

The Company’s business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including HMOs, PPOs, TPAs, IPAs, multi‑disciplinary medical groups, PBMs, specialty pharmacy companies, radiology benefits management companies and other specialty healthcare and managed care companies. Many of the Company’s competitors, particularly certain insurance companies, HMOs and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, which can create downward pressure on prices through economies of scale. The entrance or expansion of these larger companies in the managed healthcare industry (including the Company’s customers who have in‑sourced or who may choose to in‑source healthcare services) could increase the competitive pressures the Company faces and could limit the Company’s ability to maintain or increase the Company’s rates. If this happens, the Company’s profitability could be adversely affected. In addition, if the Company does not adequately respond to these competitive pressures, it could cause the Company to not be able to maintain its current contracts or to not be able to obtain new contracts.

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

The ACA also contains provisions related to fees that impact the Company’s direct public sector contracts and provisions regarding the non‑deductibility of those fees. Our state public sector customers have made rate adjustments to cover the direct costs of these fees and a majority of the impact from non‑deductibility of such fees for federal income tax purposes. There may be some impact due to taxes paid for non‑renewing customers where the timing and amount of recoupment of these additional costs are uncertain. There can be no assurances that public sector customers may make rate adjustments to cover the direct costs of these fees in the future, so there can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company.

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

Proposed changes to current Federal law and regulations could have a material and adverse impact on our PBM business.

On February 6, 2019, the Department of Health and Human Services Office of Inspector General published a proposed rule which would remove the anti-kickback regulatory safe harbor protection for prescription drug rebates paid by manufacturers to plan sponsors under Medicare Part D and Medicaid managed care. It also would create a new safe harbor protection for price discounts between manufacturers and PBMs if given at the point-of-sale. Comments on the proposed rule are due April 8, 2019 by 5:00 p.m. Eastern. This proposed rule would apply only to Medicare Part D and Medicaid managed care, and not commercial rebates. While we do not believe the proposed rule would have a material adverse impact on our business, additional legislative action could materially and adversely affect other parts of our pharmacy benefits management rebate business.

Noncompliance with Regulations—Noncompliance with regulations may have a material adverse effect on the Company’s business, financial condition and results of operations, including from monetary or criminal liabilities and penalties, investigations or regulatory actions, additional compliance requirements, heightened governmental scrutiny, or exclusion from participating in government programs.

Extensive laws and regulation are applicable to all of our business operations. In addition to laws and regulations generally applicable to our business, the Company is subject to other federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. Noncompliance by the Company with these laws and regulations may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Medicare and Medicaid: Quality and Performance Measures - Failure to maintain satisfactory quality and performance measures may negatively affect our premium rates, subject us to penalties, limit or reduce our membership, or impede our ability to compete for new business in existing or new markets or result in the termination of our contracts, affect our ability to establish new health plans or expand current health plans, which could have a material adverse effect on our business, rate of growth and results of operations, financial condition and cash flows.

Quality scores are used by certain regulatory agencies to establish premium rates and/or calculate performance incentives. In the case of CMS, for example, quality based metrics are used to pay quality bonuses to Medicare Advantage plans that enable high scoring plans to offer enhanced health benefits for their MA beneficiaries.

MA Plans with Star Ratings of four (4.0) stars or higher are eligible for year-round open enrollment; conversely, plans with lower Star Ratings have more restricted times for enrollment of beneficiaries. MA Plans with Star Ratings of less than three (3.0) stars in three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, in 2018 CMS had its authority reinstated to terminate MA Plan contracts for plans rated below three (3.0) stars in three consecutive years. CMS may begin terminations of low rated plans of MA Plans beginning with plan year 2023. As a result, MA Plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings. As a result, lower quality scores/Star ratings compared to our competitors could have a material adverse effect on our business, rate of growth, results of operation, financial condition, or cash flows.

For certain state Medicaid programs, plans that do not meet applicable quality and service measures may be subject to a range of penalties including being placed on a corrective action plan, denial of quality performance incentives, financial sanctions, reduction in capitation, enrollment limitations or termination of contract. We are unable to predict with any certainty what actions a state may take, if any, when assessing our contractual performance.

Failure to maintain satisfactory quality and service measures could also adversely affect our ability to establish new health plans or expand the business of our existing health plans. In addition, lower quality scores or Star ratings, when compared to our competitors, may adversely affect our ability to attract members and obtain regulatory approval for acquisitions or expansions, including expansion of Medicare Advantage health plans, or succeed in competitive bidding situations.

The Company faces risks related to unauthorized disclosure of sensitive or confidential member and other information.

As part of its normal operations, the Company collects, processes and retains confidential member information making the Company subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA. The Company also maintains other confidential information related to its business and operations. Despite appropriate security measures, the Company is subject to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Noncompliance with any privacy or security laws and regulations (including, but not limited to, GDPR) or any security breach, whether by the Company or by its vendors, could result in enforcement actions, material fines and penalties and could also subject the Company to litigation.

Cyber‑Security—The Company faces risks related to a breach or failure in our operational security systems or infrastructure, or those of third parties with which we do business.

Our business requires us to securely store, process and transmit confidential, proprietary and other information in our operations. Security breaches may arise from computer hackers penetrating our systems and approaching our employees to obtain personal information for financial gain, attempting to cause harm to our operations, or intending to obtain competitive information. Our data assets and systems are also subject to attack by viruses, worms, phishing attempts and other malicious software programs. We maintain a comprehensive system of preventive and detective controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks. The costs to update our security protocols to mitigate a security breach could be significant. A breach or failure in our operational security systems may result in loss of data or an unauthorized disclosure of sensitive or confidential member or employee information and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses, which could adversely impact the Company’s financial condition and results of operations.

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Some of these third-parties also have direct access to our systems. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party.

To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption, which could have an adverse effect on our business and operations. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures or incidents under applicable business associate agreements or other applicable outsourcing agreements.

Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Further, we may not be adequately indemnified against all possible losses through the terms and conditions of our contracts with third party vendors and service providers. Our outsourcing arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition or other matters outside of our control.

If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk, including significant cybersecurity risk. Violations of, or noncompliance with, laws and/or regulations governing our business (including, but not limited to, GDPR) or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, or results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

The Company’s total assets at December 31, 2018 reflect goodwill of approximately $1.0 billion, representing approximately 34.1 percent of total assets. The Company completed its annual impairment analysis of goodwill as of October 1, 2018, noting that no impairment was identified.

At December 31, 2018, identifiable intangible assets (customer lists, contracts, provider networks and trade names) totaled approximately $231.9 million. Intangible assets are generally amortized over their estimated useful lives, which range from approximately one to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company’s business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

The 2018 annual goodwill impairment testing as of October 1, 2018, determined that the fair value of the MCC reporting unit had declined, largely due to continued economic challenges in certain markets, and was in excess of its carrying value by a margin of approximately 5%. We considered our observed fourth quarter performance in our October 1, 2018 test. At December 31, 2018, we evaluated whether our forecast for 2019 and beyond would have changed from what was used in our October 1, 2018 test. Based on this evaluation, we continue to believe that the fair value of the MCC reporting unit exceeds its carrying value by a margin of approximately 5%. While the reporting unit was not determined to be impaired at this time, the MCC reporting unit goodwill is at risk of future impairment in the event of significant unfavorable changes in the Company’s forecasted future results and cash flows. In addition, market factors utilized in the impairment analysis, including long-term growth rates or discount rates, could negatively impact the fair value of our reporting units. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill test will prove to be an accurate prediction of the future.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in membership or rates or customer attrition and increase in costs that could significantly impact our immediate and long-range results, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession); and (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital.

Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses.

While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.

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

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self‑insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company’s potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2018, the Company had approximately $80.1 million of such bonds outstanding. The Company’s insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company’s insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company’s customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company’s programs, such indemnification may not be covered under the Company’s insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company’s alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company’s insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company’s profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

Class Action Suits and Other Legal Proceedings—The Company is subject to class action and other lawsuits that could result in material liabilities to the Company or cause the Company to incur material costs, to change the Company’s operating procedures in ways that increase costs or to comply with additional regulatory requirements.

Managed healthcare companies and PBM companies have been targeted as defendants in national class action lawsuits regarding their business practices. The Company has in the past been subject to such national class actions as defendants and is also subject to or a party to other class actions, lawsuits and legal proceedings in conducting the Company’s business, including but not limited to, claims by network providers. In addition, certain of the Company’s customers are parties to pending class action lawsuits regarding the customers’ business practices for which the customers could seek indemnification from the Company. These lawsuits may take years to resolve and cause the Company to incur substantial litigation expense, and the outcomes could have a material adverse effect on the Company’s profitability and financial condition. In addition to potential damage awards, depending upon the outcomes of such cases, these lawsuits may cause or force changes in practices of the Company’s industry and may also cause additional regulation of the industry through new federal or state laws or new applications of existing laws or regulations. Such changes could increase the Company’s operating costs.

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

All of the Company’s investments are classified as “available‑for‑sale” and are carried at fair value. The Company’s available‑for‑sale investment securities were $385.7 million and represented 12.9 percent of the Company’s total assets at December 31, 2018.

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

If we are unable to successfully execute our margin improvement initiatives and plans, or if we fail to realize the anticipated benefits of those initiatives and plans, our business, cash flows, financial position, or results of operations could be materially and adversely affected.

In December 2018, we announced the implementation of a margin and profitability improvement plan. The margin improvement plan includes flattening our organizational structure, standardizing our healthcare administrative functions and automating certain core operating processes.

Our restructuring plan and profit improvement initiatives may create uncertainties, including the effect of the initiatives and plan on our business, operations, revenues, and profitability, potential disruptions to our business as a result of management’s attention to the initiatives and plan, uncertainty regarding the potential amount and timing of future cost savings associated with the initiatives and plan, and the potential negative impact of the initiatives and plan on employee morale. The success of the initiatives and plan will depend, in part, on factors that are beyond our control. Accordingly, we can provide no assurance that the goals of the initiatives and plan will be fully achieved. Failure in this regard could have a material and adverse impact on our business, cash flows, financial position, or results of operations.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income and other taxes in the U.S. and our operations, plans and results of operations are affected by tax and other initiatives. As a result of the passage of the Tax Cuts and Jobs Act (the “Tax Act”), corporate tax rates in the United States decreased in 2018, which resulted in changes to our valuation of our deferred tax asset and liabilities. These changes in valuation were material to our income tax expense and deferred tax balances.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in the application or interpretation of the Tax Act, or other changes in tax laws.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company currently leases approximately 1.1 million square feet of office space comprising 68 offices in 25 states and the District of Columbia with terms expiring between February 28, 2019 and November 30, 2025. The Company’s principal executive offices are located in Scottsdale, Arizona, which lease expires in October 2019. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Common Stock, $0.01 par value per share (“common stock”) trade on the NASDAQ Stock Market under the symbol “MGLN.” For further information regarding the Company’s common stock, see Note 6—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein.

As of December 31, 2018, there were approximately 227 stockholders of record of the Company’s common stock. The stockholders of record data for common stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

Comparison of Cumulative Total Return

The following graph compares the change in the cumulative total return on the Company’s common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor’s (“S&P”) 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P 500 Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31, 2013, and comparing relative values on December 31, 2014, 2015, 2016, 2017 and 2018. The Company did not pay any dividends during the period reflected in the graph. The common stock price performance shown below should not be viewed as being indicative of future performance.

	December 31,
	2013	2014	2015	2016	2017	2018
Magellan Health, Inc.	$100	$100.20	$102.92	$125.61	$161.16	$94.96
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
S&P 500 Managed Health Care Index(1)	100	133.61	162.83	194.60	280.36	310.62

(1)	The S&P 500 Managed Health Care Index consists of Anthem, Inc., Centene Corporation, Humana, Inc., UnitedHealth Group, Inc. and WellCare Health Plans, Inc.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which now authorizes the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. The board also extended the program from October 22, 2018 to October 22, 2020. Pursuant to the 2015 Repurchase Program, the Company made purchases during the three months ended December 31, 2018 as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total number	Average	Total Number of Shares	Approximate Dollar Value of
	of Shares	Price Paid	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share(1)	Announced Plans or Programs	Purchased Under the Plans(1)(2)
October 1 - 31, 2018	165,039	$67.87	165,039	$199.8
November 1 - 30, 2018	101,927	60.87	101,927	193.6
December 1 - 31, 2018	63,237	56.72	63,237	190.0
	330,203		330,203

(1)

Excludes amounts that could be used to repurchase shares acquired under the Company’s equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)	Excludes broker commissions

The Company made additional open market purchases of 60,901 shares of the Company’s common stock at an aggregate cost of $3.7 million (excluding broker commissions) during the period from January 1, 2019 through February 22, 2019.

Dividends

The Company does not expect to pay a dividend in 2019. Should the Company pay any dividends in the future, there can be no assurance that the Company will continue to pay such dividends.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2018, the Company had no sales of unregistered securities.

Item 6.    Selected Financial Data

The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2014, 2015, 2016, 2017 and 2018.

Selected consolidated financial information for the years ended December 31, 2016, 2017 and 2018 and as of December 31, 2017 and 2018 presented below, have been derived from, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2014 and 2015 has been derived from the Company’s audited consolidated financial statements not included in this Form 10‑K. The selected financial data set forth below also should be read in conjunction with the Company’s financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2015	2016	2017	2018
Statement of Operations Data:
Net revenue	$3,760,118	$4,597,400	$4,836,884	$5,838,583	$7,314,151
Cost of care	2,088,595	2,274,755	1,882,614	2,413,770	3,762,412
Cost of goods sold	732,949	1,321,877	1,818,720	2,211,910	2,283,022
Direct service costs and other operating expenses(1)(2)(3)	723,498	822,392	876,612	941,883	1,071,535
Depreciation and amortization	91,070	102,844	106,046	115,706	132,660
Interest expense	7,387	6,581	10,193	25,977	35,396
Interest and other income	(1,301)	(2,165)	(2,818)	(5,887)	(14,068)
Income before income taxes	117,920	71,116	145,517	135,224	43,194
Provision for income taxes	43,689	42,409	69,728	25,083	19,013
Net income	74,231	28,707	75,789	110,141	24,181
Less: net loss attributable to non-controlling interest	(5,173)	(2,706)	(2,090)	(66)	—
Net income attributable to Magellan	$79,404	$31,413	$77,879	$110,207	$24,181
Net income per common share attributable to Magellan:
Basic	$2.98	$1.26	$3.36	$4.72	$0.99
Diluted	$2.90	$1.21	$3.22	$4.51	$0.97

	December 31,
	2014	2015	2016	2017	2018
Balance Sheet Data:
Current assets	$1,140,323	$1,097,682	$1,319,267	$1,483,353	$1,547,167
Current liabilities	585,840	724,235	1,092,850	892,303	898,893
Property and equipment, net	171,916	174,745	172,524	158,638	150,748
Total assets	2,068,943	2,069,060	2,443,687	2,957,234	2,979,056
Total debt, capital lease and deferred financing obligations	269,841	257,309	618,379	853,737	752,882
Stockholders’ equity	1,133,558	1,066,183	1,099,719	1,276,494	1,285,303

(1)	Includes stock compensation expense of $40,584, $50,384, $37,422, $39,116 and $29,472 for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.
(2)	Includes changes in fair value of contingent consideration of $6,172, $44,257, $(104), $696 and $1,307 for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.
(3)	Includes impairment of intangible assets of $4,800 for the year ended December 31, 2016.

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

Summarized Results

Summarized below are the key financial highlights for the year ended December 31, 2018 (“2018”). For additional Information see the “Results of Operations” section, which discusses both consolidated and segment results in more detail:

•	Net revenue for 2018 increased to $7.3 billion from the year ended December 31, 2017 (“2017”).
•	Income before income taxes for 2018 decreased to $43.2 million from 2017.
•	Net income attributable to Magellan for 2018 decreased to $24.2 million from 2017.

•	Segment profit(1) for 2018 decreased to $228.0 million from 2017.
•	Adjusted net income(1) for 2018 decreased to $61.7 million from 2017.

(1)	See Non-GAAP Measures section for a discussion of these non-GAAP financial measures and a reconciliation to the most comparable GAAP item.

Key Developments and Accomplishments

•

On March 12, 2018, the Company entered into a contract with the State of Arizona as one of seven integrated managed care organizations that will coordinate physical and behavioral health services for approximately one million Medicaid eligible members in the central geographic service area effective October 1, 2018.

•

On April 16, 2018, the Company entered into a contract with the Commonwealth of Virginia to participate statewide in the Medallion 4 program. The Company was selected through a competitive procurement and is one of six health plans to contract with Virginia for this program. The Medallion program will collectively serve over 700,000 TANF Medicaid enrollees commencing on August 1, 2018.

•	In May, the Company announced that it had been named to the annual Fortune 500 list of America’s largest corporations by revenue for the first time in the Company’s history.

Results of Operations

The following table summarizes, for the periods indicated, consolidated operating results (in thousands):

	December 31,			Change	Change
Consolidated Results	2016	2017	2018	'16 vs '17	'17 vs '18
Statement of Operations Data:
Net revenue	$4,836,884	$5,838,583	$7,314,151	20.7%	25.3%
Cost of Care	1,882,614	2,413,770	3,762,412	28.2%	55.9%
Cost of goods sold	1,818,720	2,211,910	2,283,022	21.6%	3.2%
Direct service costs and other operating expenses (1)(2)(3)	876,612	941,883	1,071,535	7.4%	13.8%
Depreciation and amortization	106,046	115,706	132,660	9.1%	14.7%
Interest expense	10,193	25,977	35,396	154.9%	36.3%
Interest and other income	(2,818)	(5,887)	(14,068)	108.9%	139.0%
Income before income taxes	145,517	135,224	43,194	(7.1%)	(68.1%)
Provision for income taxes	69,728	25,083	19,013	(64.0%)	(24.2%)
Net income	75,789	110,141	24,181	45.3%	(78.0%)
Less: net income (loss) attributable to non-controlling interest	(2,090)	(66)	—
Net income attributable to Magellan	$77,879	$110,207	$24,181	41.5%	(78.1%)

(1)	Includes stock compensation expense of $37,422, $39,116 and $29,472 for the years ended December 31, 2016, 2017 and 2018, respectively.
(2)	Includes changes in fair value of contingent consideration of $(104), $696 and $1,307 for the years ended December 31, 2016, 2017 and 2018, respectively.
(3)	Includes impairment of intangible assets of $4,800 for the year ended December 31, 2016.

2018 compared to 2017

Net revenue, Cost of care, Cost of goods sold, and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold, and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense increased by 14.7 percent or $17.0 million from 2017 to 2018, primarily due to asset additions after 2017 and acquisition activity.

Interest Expense

Interest expense increased by $9.4 million from 2017 to 2018 mainly due to an increase in interest rates and the amount of outstanding debt.

Interest and other income

Interest and other income increased by $8.2 million from 2017 to 2018 primarily due to higher yields and invested balances.

Income taxes

The Company’s effective income tax rate was 18.6 percent in 2017 and 44.0 percent in 2018. These rates differ from the applicable federal statutory income tax rate for each year primarily due to state income taxes, remeasurement of deferred tax balances in 2017 due to the Tax Act, permanent differences between book and tax income, and changes to the valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. Although the federal statutory rate was reduced under the Tax Act from 35% in 2017 to 21% in 2018, the effective income tax rate for 2018 was higher than 2017, primarily due to (i) suspension of the non-

deductible Patient Protection and Affordable Care Act health insurer fee (“HIF”) fees in 2017, (ii) a significant reversal of valuation allowances in 2017 for the AlphaCare net operating loss carryforwards (“NOLs”), (iii) remeasurement of deferred tax balances in 2017 as a result of the Tax Act, (iv) a significant increase in the amount of non-deductible executive compensation in 2018 as a result of the Tax Act, and (v) an increased relative impact in 2018 of the permanent differences for non-deductible HIF fees and non-deductible executive compensation as a result of reduced earnings.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2014 expired during 2018. As a result, $3.0 million of tax contingency reserves recorded as of December 31, 2017 were reversed in 2018, of which $2.4 million was reflected as a reduction to income tax expense and $0.6 million as a decrease to deferred tax assets. Additionally, $0.2 million of accrued interest was reversed in 2018 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

2017 compared to 2016

Net revenue, Cost of care, Cost of goods sold, and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold, and direct service costs and other operating expense variances are addressed within the segment results that follow.

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

Income taxes

The Company’s effective income tax rate was 47.9 percent in 2016 and 18.6 percent in 2017. These rates differ from the 2017 federal statutory income tax rate primarily due to state income taxes, remeasurement of deferred tax balances due to the Tax Act, permanent differences between book and tax income, and changes to the valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for 2017 was lower than 2016 mainly due to suspension for 2017 of the non-deductible HIF fees, reversal of valuation allowances in 2017 of AlphaCare NOLs as a result of a change in judgment about their realizability due to internal restructuring as a result of the acquisition of SWH, remeasurement of deferred tax balances as a result of the Tax Act, and more significant excess tax deductions from equity compensation in 2017.

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

Segment Results

The Company manages and measures operational performance through three segments: Healthcare, Pharmacy Management and Corporate. The Company evaluates performance of its segments based on Segment Profit. Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Stock compensation expense and changes in fair value of contingent consideration recorded in relation to acquisitions are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit. The non-controlling portion of AlphaCare’s Segment Profit (Loss) is also excluded from the computation of Segment Profit in 2016 and 2017.

Healthcare

The Healthcare segment includes the Company’s: (i) management of behavioral healthcare services and EAP services, (ii) management of other specialty areas including diagnostic imaging and musculoskeletal management, and (iii) the integrated management of physical, behavioral and pharmaceutical healthcare for special populations, delivered through Magellan Complete Care. The Healthcare segment’s Behavioral & Specialty Health division provides management services to health plans, accountable care organizations, employers, state Medicaid agencies, the United States military and various federal government agencies for whom Magellan provides carve-out management services for behavioral health, employee assistance plans, and other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac, and physical medicine. The MCC division contracts with state Medicaid agencies and CMS to manage care for beneficiaries under various Medicaid and Medicare programs.

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	December 31,			Change	Change
Healthcare Segment Results	2016	2017	2018	'16 vs '17	'17 vs '18
Behavioral & Specialty Health revenue
Risk-based, non-EAP	$1,390,846	$1,461,159	$1,511,532	5.1%	3.4%
EAP risk-based	295,391	382,047	349,751	29.3%	(8.5%)
ASO	244,141	257,310	247,953	5.4%	(3.6%)
Magellan Complete Care revenue
Risk-based, non-EAP	687,536	1,053,916	2,473,570	53.3%	134.7%
ASO	41,771	51,845	55,816	24.1%	7.7%
Managed care and other revenue	2,659,685	3,206,277	4,638,622	20.6%	44.7%
Cost of care	1,882,614	2,413,770	3,762,412	28.2%	55.9%
	777,071	792,507	876,210	2.0%	10.6%
Direct service costs and other	573,706	601,201	735,366	4.8%	22.3%
	203,365	191,306	140,844	(5.9%)	(26.4%)
Stock compensation expense	4,440	10,689	6,982	140.7%	(34.7%)
Changes in fair value of contingent consideration	(231)	696	1,307
Impairment of intangible assets	4,800	—	—
Less: non-controlling interest segment loss	(567)	(56)	—
Segment profit	$212,941	$202,747	$149,133	(4.8%)	(26.4%)

Direct service cost as % of revenue	21.6%	18.8%	15.9%
MLR Behavioral & Specialty Health risk	83.3%	88.5%	87.0%
MLR Behavioral & Specialty Health EAP risk	61.2%	68.6%	68.4%
MLR Magellan Complete Care risk	79.1%	81.5%	89.3%

Membership
Behavioral & Specialty Health
Risk (1)	12,109	13,030	12,321
EAP risk	14,586	14,471	15,189
ASO	27,159	27,825	26,655
Magellan Complete Care
Risk	61	120	139
ASO	20	20	23

(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

2018 compared to 2017

Managed Care and Other Revenue

Net revenue related to Healthcare increased by 44.7 percent or $1,432.3 million from 2017 to 2018. The increase in revenue is primarily due to revenue for Senior Whole Health acquired on October 31, 2017 of $1,011.6 million, new contracts implemented during (or after) 2017 of $376.9 million, higher membership partially offset by unfavorable rate changes of $180.6 million, net revenue recorded for HIF fees in 2018 of $31.1 million, customer settlements in 2018 of $22.3 million, a performance penalty in 2017 of $4.6 million, the revenue impact of net favorable prior period medical claims recorded in 2017 of $4.1 million and the revenue impact of favorable prior period medical claims recorded in 2018 of $1.6 million. These increases were partially offset by terminated contracts of $111.4 million, net retroactive program changes recorded in 2017 of $23.3 million, program changes of $21.8 million, unfavorable retroactive membership and rate adjustments in 2018 of $18.3 million, retroactive profit share in 2017 of $2.6 million, favorable customer settlements in 2017 of $2.0 million, retroactive rate adjustments in 2017 of $1.5 million and other net unfavorable variances of $19.6 million.

Cost of Care

Cost of care increased by 55.9 percent or $1,348.6 million from 2017 to 2018. The increase in cost of care is primarily due to care cost for Senior Whole Health acquired on October 31, 2017 of $889.5 million, new contracts implemented after (or during) 2017 of $346.8 million, increased membership and higher care from existing customers partially offset by unfavorable rate changes of $160.6 million, favorable customers settlements in 2017 of $11.1 million, net favorable prior period medical claims development recorded in 2017 of $7.5 million and care trends and other net unfavorable variances of $87.9 million. These increases were partially offset by terminated contracts of $93.6 million, program changes of $27.3 million, net retroactive program changes recorded in 2017 of $21.2 million, net favorable care development recorded in 2018 of $9.7 million and litigation settlements in 2017 of $3.0 million. For our behavioral and specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) decreased from 88.5 percent in 2017 to 87.0 percent in 2018, mainly due to revenue growth from new business and favorable rate changes, partially offset by terminated contracts. For our MCC contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 81.5 percent in 2017 to 89.3 percent in 2018, mainly due to care trends and business mix.

Direct Service Costs

Direct service costs increased by 22.3 percent or $134.2 million from 2017 to 2018 primarily due to costs related to Senior Whole Health, new business and contract implementation costs, and HIF fees in 2018. Direct service costs decreased as a percentage of revenue from 18.8 percent in 2017 to 15.8 percent in 2018, mainly due to increased revenue from business growth and acquisition activity partially offset by terminated contracts.

2017 compared to 2016

Managed Care and Other Revenue

Net revenue related to Healthcare increased by 20.6 percent or $546.6 million from 2016 to 2017. The increase in revenue is mainly due to higher membership and net favorable rate changes of $220.5 million, new contracts implemented after (or during) 2016 of $210.8 million, revenue for Senior Whole Health acquired on October 31, 2017 of $186.6 million, revenue for AFSC acquired on July 1, 2016 of $92.3 million, net retroactive program changes recorded in 2017 of $23.3 million, revenue for TMG acquired February 29, 2016 of $8.5 million, retroactive profit share in 2017 of $2.6 million, favorable customer settlements in 2017 of $2.0 million and retroactive rate adjustments in 2017 of $1.5 million. These increases were partially offset by terminated contracts of $139.9 million, net revenue recorded for HIF in 2016 of $44.0 million, program changes of $5.5 million, performance penalty in 2017 of $4.6 million, the revenue impact of net favorable prior period medical claims development recorded in 2017 of $4.1 million, favorable retroactive rate adjustments recorded in 2016 of $3.3 million and other net decreases of $0.1 million.

Cost of Care

Cost of care increased by 28.2 percent or $531.2 million from 2016 to 2017. The increase in cost of care is primarily due to new contracts implemented after (or during) 2016 of $197.2 million, increased membership and higher care associated with net favorable rate changes of $187.6 million, care cost for Senior Whole Health acquired on October 31, 2017 of $158.9 million, care cost for AFSC acquired on July 1, 2016 of $77.5 million, net retroactive program changes recorded in 2017 of $21.2 million, net favorable prior period medical claims development recorded in 2016 of $10.3 million, litigation settlements in 2017 of $3.0 million and care trends and other net unfavorable variances of $15.3 million. These increases were partially offset by terminated contracts of $109.1 million, favorable customer settlements in 2017 of $11.1 million, net favorable prior period medical claims development recorded in 2017 of $7.5 million, program changes of $6.4 million and favorable 2016 medical claims development recorded after 2016 of $5.7 million. For our behavioral & specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) increased from 83.3 percent in 2016 to 88.5 percent in 2017, mainly due to unfavorable care trends. For our MCC contracts, cost of care increased as a percentage of risk revenue (excluding EAP business) from 79.1 percent in 2016 to 81.5 percent in 2017, mainly due to business mix and higher revenue in 2016 due to HIF fees.

Direct Service Costs

Direct service costs increased by 4.8 percent or $27.5 million from 2016 to 2017 primarily due to costs related to TMG, AFSC, and Senior Whole Health, new business and contract implementation costs, which increases were partially offset by terminated contracts, an impairment of intangible assets in 2016 and HIF fees in 2016. Direct service costs decreased as a percentage of revenue from 21.6 percent in 2016 to 18.8 percent in 2017, mainly due to an increase in revenue from business growth and acquisition activity, partially offset by terminated contracts and additional costs due to the acquisitions of TMG, AFSC and SWH.

Pharmacy Management

The Pharmacy Management segment comprises products and solutions that provide clinical and financial management of pharmaceuticals paid under medical and pharmacy benefit programs. Pharmacy Management’s services include: (i) PBM services; (ii) PBA for state Medicaid and other government sponsored programs; (iii) pharmaceutical dispensing operations; (iv) clinical and formulary management programs; (v) medical pharmacy management programs; and (vi) programs for the integrated management of specialty drugs. Pharmacy Management’s services are provided under contracts with health plans, employers, state Medicaid programs, Medicare Part D and other government agencies.

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	December 31,			Change	Change
Pharmacy Segment Results	2016	2017	2018	'16 vs '17	'17 vs '18
Formulary management	$85,400	$91,900	$70,900	7.6%	(22.9%)
PBA and other	158,161	181,589	169,527	14.8%	(6.6%)
Managed care and other revenue	243,561	273,489	240,427	12.3%	(12.1%)
PBM, including dispensing	1,780,388	1,980,044	2,183,151	11.2%	10.3%
Medicare Part D	272,800	511,000	442,266	87.3%	(13.5%)
PBM revenue	2,053,188	2,491,044	2,625,417	21.3%	5.4%
Total net revenue	2,296,749	2,764,533	2,865,844	20.4%	3.7%
Cost of goods sold	1,933,086	2,341,979	2,468,170	21.2%	5.4%
	363,663	422,554	397,674	16.2%	(5.9%)
Direct service costs and other	261,570	302,525	298,713	15.7%	(1.3%)
	102,093	120,029	98,961	17.6%	(17.6%)
Stock compensation expense	20,509	19,881	5,458	(3.1%)	(72.5%)
Changes in fair value of contingent consideration	127	—	—	(100.0%)
Segment profit	$122,729	$139,910	$104,419	14.0%	(25.4%)

Direct service cost as % of revenue	11.4%	10.9%	10.4%
COGS as % of PBM revenue	94.2%	94.0%	94.0%

Pharmacy Operational Statistics
Adjusted commercial network claims	24,000	29,100	31,321
Adjusted PBA claims	72,600	80,700	70,429
Total adjusted claims	96,600	109,800	101,750

Generic dispensing rate	84.9%	87.3%	87.4%
Commercial PBM covered lives	1,700	1,900	1,986
Medical pharmacy covered lives	12,500	13,100	13,910
Total states and DC that participate in PBA	26	27	27

2018 compared to 2017

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management decreased by 12.1 percent or $33.1 million from 2017 to 2018. This decrease is primarily due to decreased formulary management revenue of $20.5 million, lower revenue in government pharmacy of $5.6 million, decreased medical pharmacy revenue of $3.3 million, terminated contracts of $1.2 million and other net unfavorable variances of $5.0 million. These decreases were partially offset by new contracts implemented after (or during) 2017 of $2.5 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 5.4 percent or $134.4 million from 2017 to 2018. This increase is primarily due to new contracts implemented after (or during) 2017 of $154.4 million and other net favorable variances of $0.3 million. These increases were partially offset by terminated contracts of $17.0 million and customer guarantee penalties in 2018 of $3.3 million.

Cost of Goods Sold

Cost of goods sold increased by 5.4% percent or $126.2 million from 2017 to 2018. This increase is primarily due to new contracts implemented after (or during) 2017 of $147.2 million, partially offset by terminated contracts of $16.3 million and decreased membership and utilization of $4.7 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold is consistent with 2017 at 94.0 percent.

Direct Service Costs

Direct service costs decreased by 1.3 percent or $3.8 million from 2017 to 2018. The decrease is primarily due to a decrease in stock compensation due to acquisition related awards which became fully vested in the prior year, partially offset by higher costs to support new business.

2017 compared to 2016

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 12.3 percent or $29.9 million from 2016 to 2017. This increase is primarily due to Medical pharmacy revenue of $11.7 million, new contracts implemented after (or during) 2016 of $8.3 million, increased formulary management revenue of $6.2 million, revenue for Veridicus acquired on December 13, 2016 of $4.8 million and other net favorable variances of $2.1 million. These increases were partially offset by terminated contracts of $3.2 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 21.3 percent or $437.9 million from 2016 to 2017. This increase is primarily due to increased membership and utilization of $294.4 million, new contracts implemented after (or during) 2016 of $210.2 million, revenue for Veridicus acquired on December 13, 2016 of $173.9 million, government pharmacy revenue of $11.1 million and other net favorable variances of $1.2 million. These increases were partially offset by terminated  contracts of $252.9 million.

Cost of Goods Sold

Cost of goods sold increased by 21.2 percent or $408.9 million from 2016 to 2017. This increase is primarily due to an increased membership and utilization of $274.1 million, new contracts implemented after (or during) 2016 of $207.5 million, Veridicus acquired on December 13, 2016 of $159.8 million, government pharmacy of $10.9 million and other net unfavorable variances of $3.9 million. These increases were partially offset by terminated contracts of $247.3 million. As a percentage of the portion of net revenue that relates to PBM and dispensing activity, cost of goods sold decreased from 94.2 percent in 2016 to 94.0 percent in 2017, mainly due to increases in formulary management and medical pharmacy revenue and changes in business mix.

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

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	December 31,			Change	Change
Corporate Segment & Eliminations	2016	2017	2018	'16 vs '17	'17 vs '18
Managed care and other revenue	$(304)	$(584)	$(607)	92.1%	3.9%
PBM revenue	(119,246)	(131,643)	(189,708)	10.4%	44.1%
Cost of goods sold	114,366	130,069	185,148	13.7%	42.3%
	(5,184)	(2,158)	(5,167)	(58.4%)	139.4%
Direct service costs and other	41,336	38,157	37,456	(7.7%)	(1.8%)
	(46,520)	(40,315)	(42,623)	(13.3%)	5.7%
Stock compensation expense	12,473	8,546	17,032	(31.5%)	99.3%
Less: non-controlling interest segment loss	(170)	(3)	—	(98.2%)	(100.0%)
Segment loss	$(33,877)	$(31,766)	$(25,591)	(6.2%)	(19.4%)

2018 compared to 2017

Net expenses related to Corporate, which includes eliminations, decreased 19.4 percent or $6.2 million, primarily due to lower discretionary benefits in 2018, higher corporate development costs in 2017 related to the SWH acquisition and a litigation settlement recorded in 2017 partially offset by higher stock compensation expense in 2018. As a percentage of revenue, corporate and elimination decreased from 0.5 percent in 2017 to 0.3 percent in 2018, mainly due to increased revenue from business growth, higher corporate development costs in 2017 and lower discretionary benefits.

2017 compared to 2016

Net expenses related to Corporate, which includes eliminations, decreased by 6.2 percent or $2.1 million, primarily due to lower stock compensation expense and discretionary benefits in 2017, partially offset by a litigation settlement in 2017. As a percentage of revenue, corporate and elimination decreased from 0.7 percent in 2016 to 0.5 percent in 2017, mainly due to higher revenue due to acquisitions and new business, lower discretionary benefits and stock compensation expenses.

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

The following table reconciles income before income taxes to segment profits for the years ended December 31, 2017, 2017 and 2018 (in thousands):

	2016	2017	2018
Income before income taxes	$145,517	$135,224	$43,194
Stock compensation expense	37,422	39,116	29,472
Changes in fair value of contingent consideration	(104)	696	1,307
Impairment of intangible assets	4,800	—	—
Non-controlling interest segment (profit) loss	737	59	—
Depreciation and amortization	106,046	115,706	132,660
Interest expense	10,193	25,977	35,396
Interest and other income	(2,818)	(5,887)	(14,068)
Segment Profit	$301,793	$310,891	$227,961

The following table reconciles net income attributable to Magellan to Adjusted Net Income for the years ended December 31, 2016, 2017 and 2018:

	2016	2017	2018
Net income attributable to Magellan	$77,879	$110,207	$24,181
Adjusted for acquisitions starting in 2013
Stock compensation expense	19,181	16,215	530
Changes in fair value of contingent consideration	(104)	696	1,307
Amortization of acquired intangibles	25,324	37,265	49,078
Impairment of intangible assets, net of non-controlling interest	3,936	—	—
Tax impact	(16,676)	(19,558)	(13,435)
Adjusted Net Income	$109,540	$144,825	$61,661

The following table reconciles net income per common share attributable to Magellan—diluted to Adjusted EPS for the years ended December 31, 2016, 2017 and 2018:

	2016	2017	2018
Net income per common share attributable to Magellan—diluted	$3.22	$4.51	$0.97
Adjusted for acquisitions starting in 2013
Stock compensation expense	0.79	0.66	0.02
Changes in fair value of contingent consideration	—	0.03	0.05
Amortization of acquired intangibles	1.05	1.52	1.96
Impairment of intangible assets, net of non-controlling interest	0.16	—	—
Tax impact	(0.69)	(0.80)	(0.54)
Adjusted EPS	$4.53	$5.92	$2.46

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

Interest Rate Risk.  Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments and the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of December 31, 2018, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2018 compared to 2017

Operating Activities.  The Company reported net cash provided by operating activities of $162.3 million and $164.8 million for 2017 and 2018, respectively. The $2.5 million increase in operating cash flows from 2017 to 2018 is mainly attributable to favorable working capital changes and decreased tax payments between years, mainly offset by a decrease in Segment Profit, increased interest payments between years and ACA activity.

The net favorable impact of working capital changes between periods totaled $66.3 million. For 2017, operating cash flows were impacted by net unfavorable working capital changes of $89.2 million, which were largely attributable to timing related to receivables and payables. For 2018, operating cash flows were impacted by net unfavorable working capital changes of $22.9 million, which were largely attributable to an increase in accounts receivable, partially offset by an increase in payables.

Segment Profit for 2018 decreased $82.9 million from 2017. Tax payments for 2018 decreased $19.3 million from 2017.

Investing Activities.  The Company utilized $57.2 million and $68.3 million during 2017 and 2018, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for 2017 were $16.0 million and $41.2 million, respectively, as compared to additions for 2018 related to hard assets and capitalized software of $26.3 million and $42.0 million, respectively.

During 2017 and 2018 the Company used net cash of $26.8 million and $59.2 million for the net purchase of "available-for-sale" securities. During 2017, the Company used net cash of $232.4 million related to investments in businesses and the acquisition of Veridicus and SWH. During 2018, the Company used net cash of $1.0 million related to investments in businesses.

Financing Activities.  During 2017, the Company paid $798.1 million on debt obligations, $21.8 million for the repurchase of treasury stock under the Company's share repurchase program, $9.9 million in debt issuance fees, $5.3 million on capital lease obligations and had other net unfavorable items of $2.7 million. In addition, the Company received $1,041.7 million from the issuance of debt and $44.4 million from the exercise of stock options.

During 2018, the Company paid $110.0 million on debt obligations, $62.6 million for the repurchase of treasury stock under the Company's share repurchase program, $12.2 million on capital lease obligations and had other net unfavorable items of $1.0 million. In addition, the Company received $23.1 million from the exercise of stock options.

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

During 2016 the Company received net cash of $15.8 million from the net maturity of "available-for-sale" securities, with the Company using $26.8 million during 2017 for the net purchase of "available-for-sale" securities. During 2016, the Company used net cash of $16.0 million, $110.9 million and $72.8 million for the acquisitions of TMG, AFSC and Veridicus, respectively, partially offset by a working capital adjustment of $0.5 million related to the acquisition of 4D Pharmacy Management Systems, Inc. During 2017, the Company used net cash of $232.4 million related to investments in businesses and the acquisition of Veridicus and SWH.

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

Contractual Obligations and Commitments

The following table sets forth the future financial commitments of the Company as of December 31, 2018 (in thousands):

	Payments due by period
		Less than	1‑3	3‑5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Senior Notes	$400,000	$—	$—	$—	$400,000
Term loan	328,125	17,500	35,000	275,625	—
Operating leases(1)	82,230	20,888	30,464	20,502	10,376
Letters of credit(2)	66,096	—	—	—	—
Capital lease and deferred financing obligations(3)	34,573	8,916	14,348	7,454	3,855
Contingent consideration	8,000	8,000	—	—	—
Purchase commitments(4)	1,171	1,171	—	—	—
Income tax contingencies(5)	15,683	—	—	—	—
	$935,878	$56,475	$79,812	$303,581	$414,231

(1)	Operating lease obligations include estimated future lease payments for both open and closed offices.
(2)	These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
(3)	Capital lease and deferred financing obligations include imputed interest of $3.3 million and are net of leasehold improvement allowances.
(4)	Purchase commitments include open purchase orders as of December 31, 2018 relating to ongoing capital expenditure and operational activities.
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

Off‑Balance Sheet Arrangements

As of December 31, 2018, the Company has no material off‑balance sheet arrangements.

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

For more information on the Company’s Senior Notes see Note 5—“Long‑Term Debt, Capital Lease and Deferred Financing Obligations” to the consolidated financial statements set forth elsewhere herein.

Credit Agreements

On September 22, 2017, the Company entered into the 2017 Credit Agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower. On August 13, 2018, the Company entered into an amendment to the 2017 Credit Agreement, which extended the maturity date by one year. On February 27, 2019, the Company entered into a second amendment to the 2017 Credit Agreement, which amended the total leverage ratio covenant, and which was necessary in order for us to remain in compliance with the terms of the 2017 Credit Agreement. The 2017 Credit Agreement is scheduled to mature on September 22, 2023.

For more information on the Company’s Credit Agreements see Note 5—“Long‑Term Debt, Capital Lease and Deferred Financing Obligations” to the consolidated financial statements set forth elsewhere herein.

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement, pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of December 31, 2018, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

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

Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company’s assumptions in estimating such liabilities are significantly different than actual results, the Company’s results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2016, 2017 and 2018 (in thousands):

	2016	2017	2018
Claims payable and IBNR, beginning of period	$253,299	$188,618	$326,642
Cost of care:
Current year	1,892,914	2,421,270	3,772,112
Prior years(3)	(10,300)	(7,500)	(9,700)
Total cost of care	1,882,614	2,413,770	3,762,412
Claim payments and transfers to other medical liabilities(1):
Current year	1,733,310	2,210,346	3,402,010
Prior years	213,985	161,798	292,904
Total claim payments and transfers to other medical liabilities	1,947,295	2,372,144	3,694,914
Acquisition of SWH	—	96,398	—
Claims payable and IBNR, end of period	188,618	326,642	394,140
Withhold (receivables) payable, end of period(2)	(4,482)	983	(593)
Medical claims payable, end of period	$184,136	$327,625	$393,547

(1)	For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company’s results of operations for such periods.
(2)	Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.
(3)

Favorable development in 2016, 2017 and 2018 was $10.3 million, $7.5 million and $9.7 million, respectively, and was mainly related to lower medical trends and faster claims completion than originally assumed.

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

Care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company’s December 31, 2018 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
−4%	$(22,500)	−2%	$(56,500)
−3%	(16,500)	−1.5%	(42,500)
−2%	(11,000)	−1%	(28,500)
−1%	(5,500)	−0.5%	(14,500)
1%	5,500	0.5%	14,500
2%	11,000	1%	29,000
3%	16,500	1.5%	44,000
4%	22,500	2%	59,000

Approximately 70 percent of IBNR dollars is based on care trend factors.

(1)	Assumes a change in the care trend factor for any month that a completion factor is not used to estimate incurred claims (which is generally any month that is less than 70 percent complete).

(2)	Assumes a change in the completion factor for any month for which completion factors are used to estimate IBNR (which is generally any month that is 70 percent or more complete).

Due to the existence of risk sharing and reinvestment provisions in certain customer contracts, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on cost of care.

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2018; however, actual claims payments may differ from established estimates.

Other medical liabilities consist primarily of amounts payable to pharmacies for claims that have been adjudicated by the Company but not yet paid, “reinvestment” payables under certain managed healthcare contracts with Medicaid customers and “profit share” payables under certain risk‑based contracts. Under a contract with reinvestment features, if the cost of care is less than certain minimum amounts specified in the contract (usually as a percentage of revenue), the Company is required to “reinvest” such difference in behavioral healthcare programs when and as specified by the customer or to pay the difference to the customer for their use in funding such programs. Under a contract with profit share provisions, if the cost of care is below certain specified levels, the Company will “share” the cost savings with the customer at the percentages set forth in the contract. In addition, certain contracts include provisions to provide the Company additional funding if the cost of care is above the specified levels.

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

Goodwill is tested for impairment at a level referred to as a reporting unit. The Company’s reporting units with goodwill as of December 31, 2017 were comprised of Commercial, Government and Pharmacy Management. During the third quarter of 2018, the Company re-evaluated how it was managing the Healthcare business segment and decided a reorganization was necessary to effectively manage the business going forward. As a result of this business reorganization, the Company concluded that changes to Healthcare’s reporting units were warranted. Healthcare now consists of two reporting units – Behavioral & Specialty Health and Magellan Complete Care (“MCC”). Effective August 1, 2018, the Company evaluated the impact of the reorganization on its previously identified reporting units. The Company allocated goodwill to the new reporting units using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and immediately after the reallocation and determined that no impairment existed.

The fair value of Behavioral & Specialty Health (a component of the Healthcare segment), MCC (a component of the Healthcare segment) and Pharmacy Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

The 2018 annual goodwill impairment testing as of October 1, 2018, determined that the fair value of the MCC reporting unit had declined, largely due to continued economic challenges in certain markets, and was in excess of its carrying value by a margin of approximately 5%. We considered our observed fourth quarter performance in our October 1, 2018 test. At December 31, 2018, we evaluated whether our forecast for 2019 and beyond would have changed from what was used in our October 1 test. Based on this evaluation, we continue to believe that the fair value of the MCC reporting unit exceeds its carrying value by a margin of approximately 5%. While the reporting unit was not determined to be impaired at this time, the MCC reporting unit goodwill is at risk of future impairment in the event of significant unfavorable changes in the Company’s forecasted future results and cash flows. In addition, market factors utilized in the impairment analysis, including long-term growth rates or discount rates, could negatively impact the fair value of our reporting units. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill test will prove to be an accurate prediction of the future.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in membership or rates or customer attrition and increase in costs that could significantly impact our immediate and long-range results, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession); and (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital.

Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses.

While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.

Goodwill for each of the Company’s reporting units with goodwill at December 31, 2017 was as follows (in thousands):

2017
Commercial	$242,255
Government	368,612
Pharmacy Management	395,421
Total	$1,006,288

Goodwill for each of the Company’s reporting units with goodwill at December 31, 2018 was as follows (in thousands):

2018
Behavioral & Specialty Health	$410,869
Magellan Complete Care	211,735
Pharmacy Management	395,552
Total	$1,018,156

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2018 are reflected in the table below (in thousands):

	2017	2018
Balance as of beginning of period	$742,054	$1,006,288
Acquisition of Veridicus	1,647	—
Acquisition of SWH	260,139	—
Other acquisitions and measurement period adjustments	2,448	11,868
Balance as of end of period	$1,006,288	$1,018,156

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

In addition to reducing the federal statutory tax rate from 35% in 2017 to 21% in 2018, the Tax Act that was enacted on December 22, 2017 included a number of other changes to existing U.S. tax laws that impacted the Company, including acceleration of depreciation on certain assets and additional limitations on the deduction of executive compensation. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allowed registrants to determine a reasonable estimate to be included as provisional amounts and provided a measurement period by which the accounting must be completed.

Because the Company had not yet completed its accounting for the effects of the Tax Act at the time, provisional amounts were recorded in 2017 for the enactment-date effects by applying the guidance in SAB 118. The Company has now completed its accounting for all of the enactment-date income tax effects of the Tax Act. As a result, an adjustment of $0.3 million to the provisional amounts is included as a component of income tax expense for 2018.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments and the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of December 31, 2018, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2018. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended December 31, 2017, management completed its initial assessment of the effectiveness of our internal control over financial reporting for our AFSC business, which was acquired on July 1, 2016. During the fourth quarter of fiscal year 2017, we identified and disclosed a material weakness related to inadequate process level controls at AFSC including contract accounting and information technology general controls. Specifically, AFSC did not adequately identify, design and implement appropriate process level controls for its processes, including contract accounting and information technology general controls.

The Company has taken several actions to remediate the material weakness related to our internal control over financial reporting. During the year, we made improvements to the design of the related processes and information technology general controls as well as implemented new controls for each significant process. We added resources to our accounting and financial reporting functions to facilitate the timely execution of the process improvements and to increase the review procedures in numerous areas. With respect to information technology general controls, we have implemented an upgraded software solution to properly account for complex contract terms and designed additional reconciling controls to ensure proper recognition of revenue. As it relates to this software solution, and the existing applications, we developed enhanced procedures and controls related to user access management and changes in information technology systems and implemented a testing plan to monitor information technology general controls with a focus on systems supporting our financial reporting processes. Based on progress made to date as a result of the actions outlined above, we have concluded that the material weakness has been remediated as of December 31, 2018.

In the fourth quarter ended December 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except those noted in the preceding paragraph.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its statement “Internal Control‑Integrated Framework (2013).”

Based on this assessment, management has concluded that, as of December 31, 2018, internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report dated February 28, 2019 appears on page 54 of this Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Magellan Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Magellan Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Magellan Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2017 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”) and our report dated February 28, 2019, expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 28, 2019

Item 9B.  Other Information

The following information is included in this Item 9B in lieu of filing a Form 8-K:

Entry into a Material Definitive Agreement

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On February 27, 2019, Magellan entered into Amendment No. 2 to Credit Agreement (the “Amendment”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”), as administrative agent and the lenders party thereto, amending that certain Credit Agreement (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of August 13, 2018, the “2017 Credit Agreement”) dated as of September 22, 2017, among the Magellan, the lenders party thereto, and MUFG as administrative agent. The Amendment amends the 2017 Credit Agreement to modify the financial covenant levels with respect to certain fiscal quarters, beginning with and including the fiscal quarter ended December 31, 2018 and ending on and including the fiscal quarter ending on December 31, 2019, with corresponding modifications to the “leverage covenant holiday” level applicable following “permitted acquisitions” (as such terms are defined in the Amendment or in the 2017 Credit Agreement, as applicable). The foregoing does not constitute a complete summary of the terms of the Amendment and is qualified in its entirety by the full text of the Amendment, a copy of which is filed as Exhibit 4.6 to this Form 10-K and is incorporated by reference herein.

In the ordinary course of their respective businesses, one or more of the lenders, or their affiliates, have or may have various relationships with the Company involving the provision of a variety of financial services, including cash management, commercial banking, investment banking, advisory or other financial services, for which they received, or will receive, customary fees and expenses.

PART III

The information required by Items 10 through 14 is incorporated by reference to the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2018, except for the following information required by Item 10 and Item 12 of this Part III.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2018 with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available
for future issuance
	Number of securities				under equity
	to be issued upon		Weighted average		compensation plans
	exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected in
Plan category	warrants and rights		warrants and rights		column(a))
(a)
Equity compensation plans approved by security holders	2,718,378	(1)	$68.10	(2)	3,282,964	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,718,378	(1)	$68.10	(2)	3,282,964	(3)

(1)	Consists of outstanding stock options and unvested restricted stock units and performance-based restricted stock units as of December 31, 2018.
(2)	Weighted average exercise price of outstanding stock options as of December 31, 2018.
(3)

Consists of shares remaining available for issuance as of December 31, 2018 under the Company’s equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options and the shares of restricted stock.

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

Not applicable.

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

4.5

Amendment No.1 to Credit Agreement dated as of August 13, 2018, among the Company, as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and the lenders party thereto, which was filed as Exhibit 4.1 to the Company’s current report on Form 8-K, which was filed on August 13, 2018 and is incorporated herein by reference.

#4.6	Amendment No. 2 to Credit Agreement dated as of February 27, 2019, among the Company, as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and the lenders party thereto.
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

*10.49

Form of Stock Option Agreement, relating to options granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 9, 2018 and is incorporated herein by reference.

*10.50

Form of Notice of Stock Option Grant, relating to options granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 9, 2018 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.51

Form of Performance-Based Restricted Stock Unit Agreement, relating to performance-based restricted stock units granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on March 9, 2018 and is incorporated herein by reference.

*10.52

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
#101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Constitutes a management contract, compensatory plan or arrangement.

#Filed herewith.

†Furnished herewith.

(b)Exhibits Required by Item 601 of Regulation S‑K:

Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S‑K are contained in a separate volume.

(c)Financial statements and schedules required by Regulation S‑X Rule 12-09:

(1)	Not applicable.
(2)	Not applicable.
(3)	Not applicable.

Item 16.    10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH, INC. (Registrant)

Date: February 28, 2019	/s/ JONATHAN N. RUBIN
Jonathan N. Rubin
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2019	/s/ JEFFREY N. WEST
Jeffrey N. West
Senior Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ BARRY SMITH	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2019
Barry Smith

/s/ Swati Abbott	Director	February 28, 2019
Swati Abbott

/s/ Dr. John O. Agwunobi	Director	February 28, 2019
Dr. John O. Agwunobi

/s/ Eran Broshy	Director	February 28, 2019
Eran Broshy

/s/ Michael Diament	Director	February 28, 2019
Michael Diament

/s/ Dr. Perry Fine	Director	February 28, 2019
Dr. Perry Fine

/s/ G. Scott MacKenzie	Director	February 28, 2019
G. Scott MacKenzie

/s/ William J. McBride	Director	February 28, 2019
William J. McBride

/s/ Matthew J. Simas	Director	February 28, 2019
Matthew J. Simas

/s/ JONATHAN N. RUBIN	Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Jonathan N. Rubin

/s/ JEFFREY N. WEST	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2019
Jeffrey N. West

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 15(a)1:

Page(s)
Magellan Health, Inc.
Audited Consolidated Financial Statements
Report of independent registered public accounting firm	F‑2
Consolidated balance sheets as of December 31, 2017 and 2018	F‑3
Consolidated statements of income for the years ended December 31, 2016, 2017 and 2018	F‑4
Consolidated statements of comprehensive income for the years ended December 31, 2016, 2017 and 2018	F‑5
Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2016, 2017 and 2018	F‑6
Consolidated statements of cash flows for the years ended December 31, 2016, 2017 and 2018	F‑7
Notes to consolidated financial statements	F‑8

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Magellan Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2017 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2002.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 28, 2019

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2017	2018
ASSETS
Current Assets:
Cash and cash equivalents ($229,013 and $160,967 restricted at December 31, 2017 and December 31, 2018, respectively)	$398,732	$272,308
Accounts receivable, net	660,775	756,059
Short-term investments ($219,111 and $363,840 restricted at December 31, 2017 and December 31, 2018, respectively)	310,578	382,582
Pharmaceutical inventory	40,945	40,818
Other current assets ($41,121 and $43,401 restricted at December 31, 2017 and December 31, 2018, respectively)	72,323	95,400
Total Current Assets	1,483,353	1,547,167
Property and equipment, net	158,638	150,748
Long-term investments ($17,287 and $2,854 restricted at December 31, 2017 and December 31, 2018, respectively)	17,287	3,161
Deferred income taxes	813	3,411
Other long-term assets	22,567	24,530
Goodwill	1,006,288	1,018,156
Other intangible assets, net	268,288	231,883
Total Assets	$2,957,234	$2,979,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$74,300	$72,077
Accrued liabilities	193,635	231,356
Short-term contingent consideration	6,892	8,000
Medical claims payable	327,625	393,547
Other medical liabilities	177,002	169,639
Current debt, capital lease and deferred financing obligations	112,849	24,274
Total Current Liabilities	892,303	898,893
Long-term debt, capital lease and deferred financing obligations	740,888	728,608
Deferred income taxes	12,298	11,167
Tax contingencies	14,226	16,478
Long-term contingent consideration	1,925	2,124
Deferred credits and other long-term liabilities	19,100	36,483
Total Liabilities	1,680,740	1,693,753
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2017 and December 31, 2018-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2017 and December 31, 2018-Issued and outstanding-52,973 and 24,202 shares at December 31, 2017, respectively, and 53,536 and 23,935 shares at December 31, 2018, respectively	530	535
Other Stockholders’ Equity:
Additional paid-in capital	1,274,811	1,326,645
Retained earnings	1,399,495	1,419,449
Accumulated other comprehensive loss	(380)	(324)
Treasury stock, at cost, 28,771 and 29,601 shares at December 31, 2017 and December 31, 2018, respectively	(1,397,962)	(1,461,002)
Total Stockholders’ Equity	1,276,494	1,285,303
Total Liabilities and Stockholders’ Equity	$2,957,234	$2,979,056

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2016	2017	2018
Net revenue:
Managed care and other	$2,902,942	$3,479,182	$4,878,442
PBM	1,933,942	2,359,401	2,435,709
Total net revenue	4,836,884	5,838,583	7,314,151
Costs and expenses:
Cost of care	1,882,614	2,413,770	3,762,412
Cost of goods sold	1,818,720	2,211,910	2,283,022
Direct service costs and other operating expenses (1)(2)(3)	876,612	941,883	1,071,535
Depreciation and amortization	106,046	115,706	132,660
Interest expense	10,193	25,977	35,396
Interest and other income	(2,818)	(5,887)	(14,068)
Total costs and expenses	4,691,367	5,703,359	7,270,957
Income before income taxes	145,517	135,224	43,194
Provision for income taxes	69,728	25,083	19,013
Net income	75,789	110,141	24,181
Less: net income (loss) attributable to non-controlling interest	(2,090)	(66)	—
Net income attributable to Magellan	$77,879	$110,207	$24,181
Net income attributable to Magellan per common share:
Basic (See Note B)	$3.36	$4.72	$0.99
Diluted (See Note B)	$3.22	$4.51	$0.97

(1)	Includes stock compensation expense of $37,422, $39,116 and $29,472 for the years ended December 31, 2016, 2017 and 2018, respectively.
(2)	Includes changes in fair value of contingent consideration of $(104), $696 and $1,307 for the years ended December 31, 2016, 2017 and 2018, respectively.
(3)	Includes impairment of intangible assets of $4,800 for the year ended December 31, 2016.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2016	2017	2018
Net income	$75,789	$110,141	$24,181
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities (1)	87	(205)	56
Comprehensive income	75,876	109,936	24,237
Less: comprehensive income (loss) attributable to non-controlling interest	(2,090)	(66)	—
Comprehensive income attributable to Magellan	$77,966	$110,002	$24,237

(1)	Net of income tax expense (benefit) of $51, $(8) and $18 for the years ended December 31, 2016, 2017 and 2018, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2015	51,340	$513	(26,648)	$(1,269,391)	$1,124,013	$1,211,310	$(262)	$1,066,183
Stock compensation expense	—	—	—	—	37,422	—	—	37,422
Exercise of stock options	494	6	—	—	24,542	—	—	24,548
Adjustment due to adoption of ASU 2016-09	—	—	—	—	—	99	—	99
Issuance of equity	159	1	—	—	1,229	—	—	1,230
Repurchase of stock	—	—	(1,828)	(106,806)	—	—	—	(106,806)
Adjustment to non-controlling interest	—	—	—	—	(923)	—	—	(923)
Net income attributable to Magellan	—	—	—	—	—	77,879	—	77,879
Other comprehensive income—other	—	—	—	—	—	—	87	87
Balance at December 31, 2016	51,993	520	(28,476)	(1,376,197)	1,186,283	1,289,288	(175)	1,099,719
Stock compensation expense	—	—	—	—	39,116	—	—	39,116
Exercise of stock options	831	8	—	—	44,347	—	—	44,355
Issuance of equity	149	2	—	—	361	—	—	363
Repurchase of stock	—	—	(295)	(21,765)	—	—	—	(21,765)
Adjustment to non-controlling interest	—	—	—	—	4,704	—	—	4,704
Net income attributable to Magellan	—	—	—	—	—	110,207	—	110,207
Other comprehensive loss—other	—	—	—	—	—	—	(205)	(205)
Balance at December 31, 2017	52,973	530	(28,771)	(1,397,962)	1,274,811	1,399,495	(380)	1,276,494
Stock compensation expense	—	—	—	—	29,472	—	—	29,472
Exercise of stock options	409	4	—	—	23,060	—	—	23,064
Issuance of equity	154	1	—	—	(698)	—	—	(697)
Repurchase of stock	—	—	(830)	(63,040)	—	—	—	(63,040)
Net income attributable to Magellan	—	—	—	—	—	24,181	—	24,181
Other comprehensive income—other	—	—	—	—	—	—	56	56
Adoption of ASC 606	—	—	—	—	—	(4,227)	—	(4,227)
Balance at December 31, 2018	53,536	$535	(29,601)	$(1,461,002)	$1,326,645	$1,419,449	$(324)	$1,285,303

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2016	2017	2018
Cash flows from operating activities:
Net income	$75,789	$110,141	$24,181
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	106,046	115,706	132,660
Non-cash impairment of intangible assets	4,800	—	—
Non-cash interest expense	565	4,757	1,221
Non-cash stock compensation expense	37,422	39,116	29,472
Non-cash income tax provision (benefit)	4,710	(30,981)	(1,725)
Non-cash amortization on investments	5,238	3,924	1,344
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(134,089)	(40,910)	(99,295)
Pharmaceutical inventory	(8,246)	17,605	127
Other assets	(13,900)	(4,565)	(25,774)
Accounts payable and accrued liabilities	52,470	(84,445)	9,139
Medical claims payable and other medical liabilities	(8,042)	26,235	72,347
Contingent consideration	(51,205)	696	1,307
Tax contingencies	673	1,681	1,803
Deferred credits and other long-term liabilities	(5,584)	3,218	18,020
Other	52	95	17
Net cash provided by operating activities	66,699	162,273	164,844
Cash flows from investing activities:
Capital expenditures	(60,881)	(57,232)	(68,275)
Acquisitions and investments in businesses, net of cash acquired	(199,237)	(232,403)	(958)
Purchases of investments	(478,477)	(449,873)	(557,232)
Proceeds from maturities and sales of investments	494,256	423,118	498,032
Net cash used in investing activities	(244,339)	(316,390)	(128,433)
Cash flows from financing activities:
Proceeds from issuance of debt	375,000	1,041,736	—
Payments to acquire treasury stock	(106,806)	(21,765)	(62,640)
Proceeds from exercise of stock options	25,145	44,355	23,064
Payments on debt, capital lease and deferred financing obligations	(20,891)	(803,393)	(122,239)
Payments on contingent consideration	(40,559)	(3,032)	—
Other	1,230	(9,560)	(1,020)
Net cash provided by (used in) financing activities	233,119	248,341	(162,835)
Net increase (decrease) in cash and cash equivalents	55,479	94,224	(126,424)
Cash and cash equivalents at beginning of period	249,029	304,508	398,732
Cash and cash equivalents at end of period	$304,508	$398,732	$272,308

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The cumulative effect of changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Other current assets	$72,323	$(667)	$71,656
Total Current Assets	1,483,353	(667)	1,482,686
Deferred income taxes	813	1,335	2,148
Other long-term assets	22,567	(1,333)	21,234
Total Assets	2,957,234	(665)	2,956,569

Liabilities and Stockholders' Equity
Accrued liabilities	193,635	(2,182)	191,453
Total Current Liabilities	892,303	(2,182)	890,121
Deferred credits and other long-term liabilities	19,100	5,744	24,844
Total Liabilities	1,680,740	3,562	1,684,302
Retained earnings	1,399,495	(4,227)	1,395,268
Total Stockholders' Equity	1,276,494	(4,227)	1,272,267
Total Liabilities and Stockholders' Equity	2,957,234	(665)	2,956,569

The impact of the adoption of ASC 606 on our consolidated balance sheet as of December 31, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Assets
Accounts receivable	$756,059	$(6,210)	$749,849
Other current assets	95,400	2,218	97,618
Total Current Assets	1,547,167	(3,992)	1,543,175
Deferred income taxes	3,411	(1,335)	2,076
Other long-term assets	24,530	666	25,196
Total Assets	2,979,056	(4,661)	2,974,395

Liabilities and Stockholders' Equity
Accrued liabilities	231,356	3,390	234,746
Other medical liabilities	169,639	(165)	169,474
Total Current Liabilities	898,893	3,225	902,118
Deferred credits and other long-term liabilities	36,483	(8,030)	28,453
Total Liabilities	1,693,753	(4,805)	1,688,948
Retained earnings	1,419,449	144	1,419,593
Total Stockholders' Equity	1,285,303	144	1,285,447
Total Liabilities and Stockholders' Equity	2,979,056	(4,661)	2,974,395

The impact of the adoption of ASC 606 on our consolidated income statement for the year ended December 31, 2018 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 606 Adoption
Managed care and other	$4,878,442	$(5,634)	$4,872,808
Total net revenue	7,314,151	(5,634)	7,308,517
Income before income taxes	43,194	(5,634)	37,560
Provision for income taxes	19,013	(1,551)	17,462
Net income	24,181	(4,083)	20,098
Net income attributable to Magellan	24,181	(4,083)	20,098

In February 2016, the FASB issued ASU No. 2016‑02, “Leases” (“ASU 2016‑02”). This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. The FASB also issued various ASUs which subsequently amended ASU 2016-02. These amendments and ASU 2016-02, collectively known as Accounting Standard Codification 842 (“ASC 842”), are effective for annual and interim reporting periods of public entities beginning after December 15, 2018, with early adoption permitted. The Company adopted the new standard on a modified retrospective basis and apply the transition method which did not require adjustments to comparative periods nor require modified disclosures in those comparative periods. The Company implemented new leasing software capable of producing the data to prepare the required accounting and disclosures prescribed by ASC 842. The Company is still assessing the impact of this ASU, but anticipates the adoption of this ASU will result in the recognition of right-of-use assets and lease liabilities of approximately $45 million to $65 million. The Company does not anticipate the adoption of this ASU will have a material impact on the Company’s consolidated results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company can include, among other things, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. In addition, the Company also makes estimates in relation to revenue recognition under ASC 606 which are explained in more detail in “Revenue Recognition” below. Actual results could differ from those estimates.

 Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the year ended December 31, 2018 by major service line, type of customer and timing of revenue recognition (in thousands):

	Year Ended December 31, 2018
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,511,532	$—	$(263)	$1,511,269
EAP risk-based	349,751	—	—	349,751
ASO	247,953	34,130	(344)	281,739
Magellan Complete Care
Risk-based, non-EAP	2,473,570	—	—	2,473,570
ASO	55,816	—	—	55,816
PBM, including dispensing	—	2,183,151	(189,708)	1,993,443
Medicare Part D	—	442,266	—	442,266
PBA	—	132,112	—	132,112
Formulary management	—	70,900	—	70,900
Other	—	3,285	—	3,285
Total net revenue	$4,638,622	$2,865,844	$(190,315)	$7,314,151

Type of Customer
Government	$3,432,901	$946,606	$—	$4,379,507
Non-government	1,205,721	1,919,238	(190,315)	2,934,644
Total net revenue	$4,638,622	$2,865,844	$(190,315)	$7,314,151

Timing of Revenue Recognition
Transferred at a point in time	$—	$2,625,417	$(189,708)	$2,435,709
Transferred over time	4,638,622	240,427	(607)	4,878,442
Total net revenue	$4,638,622	$2,865,844	$(190,315)	$7,314,151

Per Member Per Month (“PMPM”) Revenue.  Almost all of the Healthcare revenue and a small portion of the Pharmacy Management revenue is paid on a PMPM basis. PMPM revenue is inclusive of revenue from the Company’s risk, EAP and ASO contracts and primarily relates to managed care contracts for services such as the provision of behavioral healthcare, specialty healthcare, pharmacy management, or fully integrated healthcare services. PMPM contracts generally have a term of one year or longer, with the exception of government contracts where the customer can terminate with as little as 30 days’ notice for no significant penalty. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is entirely variable as it primarily includes per member per month fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include variable consideration for things such as performance incentives, performance guarantees, risk pool measures and risk shares. The Company generally estimates the transaction price using an expected value methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service. The remaining transaction price is recognized over the contract period (or portion of the series to which it specifically relates) based upon estimated membership as a measure of progress.

Under certain government contracts, our rates are subject to subsequent retroactive adjustment for things such as risk pool measures. In determining the adjustment necessary for various items, certain measures are compared with the relevant state and market pool. The adjustments are determined annually or semi-annually on a retrospective basis. Generally, if we are below the average, we are required to make a payment into the pool, and if we are above the average, we will receive a payment from the pool from these adjustments. These adjustments can have a positive or negative retroactive impact to rates. The adjustments to our rates are considered variable consideration and are estimated on a quarterly basis using an expected value method. Amounts of variable consideration are recognized as revenue only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

Government EAP Risk-Based Revenue.  The Company has certain contracts with federal customers for the provision of various managed care services, which are classified as EAP risk-based business. These contracts are generally multi-year arrangements. The Company’s federal contracts are reimbursed on either a fixed fee basis or a cost reimbursement basis. The performance obligation on a fixed fee contract is to stand ready to provide the staffing required for the contracted period. For fixed fee contracts, the Company believes the invoiced amount corresponds directly with the value to the customer of the Company’s performance completed to date, therefore the Company is utilizing the “right to invoice” practical expedient, with revenue recognition in the amount for which the Company has the right to invoice.

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	January 1,	December 31,
	2018	2018	$ Change	% Change
Accounts receivable	$679,269	$786,395	$107,126	15.8%
Contract assets	8,564	4,647	(3,917)	(45.7%)
Contract liabilities - current	14,299	16,853	2,554	17.9%
Contract liabilities - long-term	12,303	13,441	1,138	9.2%

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $107.1 million, mainly due to timing. Contract assets, which are included in other current assets on the consolidated balance sheets, decreased by $3.9 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, increased by $2.6 million, mainly due to the timing of receipts related to January 2019 revenues. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, increased by $1.1 million, mainly due to receipts for which recognition will be long-term.

 During the year ended December 31, 2018, the Company recognized revenue of $14.1 million that was included in current contract liabilities at January 1, 2018. The estimated timing of recognition of amounts included in contract liabilities at December 31, 2018 are as follows: 2019—$16.9 million; 2020—$3.4 million; 2021—$2.9 million; 2022 and beyond—$7.1 million. During the year ended December 31, 2018, the Company recognized revenue of $14.4 million for one customer that was related to performance obligations that were satisfied, or partially satisfied, in previous periods. During the year, all other revenue that the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

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

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has a contract with the State of Florida to provide integrated healthcare services to Medicaid enrollees in the state of Florida (the “Florida Contract”). The Florida Contract began on February 4, 2014 and extends through December 31, 2018, unless sooner terminated by the parties. Under the Florida Contract, the Company serves all of the members in the Florida Agency for Health Care Administration (“AHCA”) Regions 2, 4, 5, 6, 7, 9, 10, and 11. The State of Florida has the right to terminate the Florida Contract with cause, as defined, upon 24 hour notice and upon 30 days notice for any reason or no reason at all. The Florida Contract generated net revenues of $548.7 million, $605.9 million and $618.2 million for the years ended December 31, 2016, 2017 and 2018, respectively.

On July 14, 2017, the State of Florida issued an Invitation to Negotiate for a new contract for its Medicaid managed care program to replace the current contract with the Company and to be effective January 1, 2019. On April 24, 2018 the Company was notified by AHCA that the Company was not selected to negotiate a new contract to serve as a vendor for its Medicaid managed care program. The Company filed a protest with AHCA on May 7 2018. On August 30, 2018, the Company entered into a settlement with AHCA in regards to the Company’s protest. Pursuant to the terms of the settlement, Florida MHS, Inc. d/b/a Magellan Complete Care of Florida was awarded a contract extending through September 30, 2023 to serve Medicaid members with SMI in AHCA Regions 4, 5, and 7 alongside another vendor. The Company will no longer serve members in Regions 2, 6, 9, 10, and 11, which represents approximately 60% of the total current membership the Company serves under the existing Florida Contract. On September 4, 2018, the Company withdrew its protest under the terms of the settlement agreement.

Customers exceeding ten percent of segment net revenues

In addition to the Florida Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2016, 2017 and 2018 (in thousands):

Segment	Term Date	2016		2017		2018

Healthcare
Customer A	(1)	$138,966	*	$265,192	*	$691,616
Customer B	December 31, 2019 to December 31, 2020 (2)	—		109,049	*	682,059
Customer C	December 31, 2022	—		73,758	*	476,671

Pharmacy Management
Customer D	March 31, 2020	152,218	*	346,405		344,479
Customer E	December 31, 2016 (3)	264,152		4,764	*	2,864	*

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
(3)

A vast majority of this customer’s revenues were generated from drug acquisition costs related to PBM services which terminated on September 1, 2016. The Company continues to provide specialty drug formulary management services to the customer and is in negotiations with the customer to extend the contract.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $461.6 million, $490.0 million and $544.6 million for the years ended December 31, 2016, 2017 and 2018, respectively. Net revenues from members in relation to its contract with CMS in aggregate totaled $272.8 million, $511.0 million and $442.3 million for the years ended December 31, 2016, 2017 and 2018, respectively. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $252.5 million, $341.5 million, and $308.7 million for the years ended December 31, 2016, 2017 and 2018, respectively.

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

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non‑deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the Patient Protection and Affordable Care Act health insurer fee (“HIF”) fee, suspending its application for 2017. The HIF fee went back into effect for 2018, however, on January 23, 2018 the United States Congress passed the Continuing Resolution which imposed another one-year moratorium on the HIF fee, suspending its application for 2019. For 2016 and 2018, the HIF fees were $26.5 million and $29.9 million, respectively, which have been paid and which are included in direct service costs and other operating expenses in the consolidated statements of income.

Cash and Cash Equivalents

Cash equivalents are short‑term, highly liquid interest‑bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At December 31, 2018, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $63.3 million are included in cash and cash equivalents.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2017 and 2018 were as follows (in thousands):

	2017	2018
Restricted cash and cash equivalents	$229,013	$160,967
Restricted short-term investments	219,111	363,840
Restricted deposits (included in other current assets)	41,121	43,401
Restricted long-term investments	17,287	2,854
Total	$506,532	$571,062

The Company’s equity in restricted net assets of consolidated subsidiaries represented approximately 24.6% of the Company’s consolidated stockholder’s equity as of December 31, 2018 and consisted of net assets of the Company which were restricted as to transfer to Magellan in the form of cash dividends, loans or advances under regulatory restrictions.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2017 and 2018 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$284,064	$—	$284,064
Investments:
U.S. Government and agency securities	28,231	—	—	28,231
Obligations of government-sponsored enterprises (2)	—	22,088	—	22,088
Corporate debt securities	—	269,788	—	269,788
Taxable municipal bonds	—	5,000	—	5,000
Certificates of deposit	—	2,758	—	2,758
Total assets held at fair value	$28,231	$583,698	$—	$611,929

Liabilities
Contingent consideration	$—	$—	$8,817	$8,817
Total liabilities held at fair value	$—	$—	$8,817	$8,817

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$263,462	$—	$263,462
Investments:
U.S. Government and agency securities	67,815	—	—	67,815
Obligations of government-sponsored enterprises (2)	—	5,229	—	5,229
Corporate debt securities	—	292,049	—	292,049
Certificates of deposit	—	20,650	—	20,650
Total assets held at fair value	$67,815	$581,390	$—	$649,205

Liabilities
Contingent consideration	$—	$—	$10,124	$10,124
Total liabilities held at fair value	$—	$—	$10,124	$10,124

(1)	Excludes $114.7 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $8.8 million of cash held in bank accounts by the Company.

For the years ended December 31, 2017 and 2018, the Company did not transfer any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $370.1 million as of December 31, 2018 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $328.1 million as of December 31, 2018 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

As of December 31, 2017 and 2018, the Company estimated undiscounted future contingent payments of $9.9 million and $10.6 million, respectively. As of December 31, 2018, the aggregate amounts and projected dates of future potential contingent consideration payments were $8.0 million in 2019 and $2.6 million in 2020.

As of December 31, 2017, the fair value of the short-term and long-term contingent consideration was $6.9 million and $1.9 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of December 31, 2018, the fair value of the short-term and long-term contingent consideration was $8.0 million and $2.1 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $(0.1) million, $0.7 million and $1.3 million for the years ended December 31, 2016, 2017 and 2018, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of income. The increases during 2018 were mainly a result of changes in present value and the estimated undiscounted liability.

The following table summarizes the Company’s liability for contingent consideration (in thousands):

	December 31,	December 31,
	2017	2018
Balance as of beginning of period	$11,153	$8,817
Changes in fair value	696	1,307
Payments	(3,032)	—
Balance as of end of period	$8,817	$10,124

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

As of December 31, 2017 and 2018, there were no material unrealized losses that the Company believed to be other‑than‑temporary. No realized gains or losses were recorded for the years ended December 31, 2016, 2017, or 2018. The following is a summary of short-term and long-term investments at December 31, 2017 and 2018 (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$28,313	$—	$(82)	$28,231
Obligations of government-sponsored enterprises (1)	22,139	—	(51)	22,088
Corporate debt securities	270,154	1	(367)	269,788
Taxable municipal bonds	5,000	—	—	5,000
Certificates of deposit	2,758	—	—	2,758
Total investments at December 31, 2017	$328,364	$1	$(500)	$327,865

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$67,870	$17	$(72)	$67,815
Obligations of government-sponsored enterprises (1)	5,257	—	(28)	5,229
Corporate debt securities	292,392	6	(349)	292,049
Certificates of deposit	20,650	—	—	20,650
Total investments at December 31, 2018	$386,169	$23	$(449)	$385,743

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

The maturity dates of the Company’s investments as of December 31, 2018 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2019	$383,022	$382,582
2020	3,147	3,161
Total investments at December 31, 2018	$386,169	$385,743

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

In the evaluation of indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If the Company determines that it is not more likely than not for the indefinite-lived intangible asset’s fair value to be less than its carrying value, a calculation of the fair value is not performed. If the Company determines that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value, a calculation is performed and compared to the carrying value of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company measures the fair value of its indefinite-lived intangible assets using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates for each trade name evaluated.

Property and Equipment

Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes costs incurred to develop internal‑use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight‑line basis over the estimated useful lives of the assets, which is generally two to ten years for building improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal‑use software. The net capitalized internal use software as of December 31, 2017 and 2018 was $79.6 million and $71.7 million, respectively. Depreciation expense was $75.3 million, $76.5 million and $80.9 million for the years ended December 31, 2016, 2017 and 2018, respectively. Included in depreciation expense for the years ended December 31, 2016, 2017 and 2018 was $47.6 million, $49.5 million and $50.0 million, respectively, related to capitalized internal-use software.

Property and equipment, net, consisted of the following at December 31, 2017 and 2018 (in thousands):

	2017	2018
Building improvements	$17,974	$18,954
Equipment	204,632	201,343
Capital leases - property	26,945	26,945
Capital leases - equipment	18,183	24,932
Capitalized internal-use software	486,013	527,129
	753,747	799,303
Accumulated depreciation	(595,109)	(648,555)
Property and equipment, net	$158,638	$150,748

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

Goodwill is tested for impairment at a level referred to as a reporting unit. The Company’s reporting units with goodwill as of December 31, 2017 were comprised of Commercial, Government and Pharmacy Management. During the third quarter of 2018, the Company re-evaluated how it was managing the Healthcare business segment and decided a reorganization was necessary to effectively manage the business going forward. As a result of this business reorganization, the Company concluded that changes to Healthcare’s reporting units were warranted. Healthcare now consists of two reporting units – Behavioral & Specialty Health and MCC. Effective August 1, 2018, the Company evaluated the impact of the reorganization on its previously identified reporting units. The Company allocated goodwill to the new reporting units using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and immediately after the reallocation and determined that no impairment existed.

The fair values of the Behavioral & Specialty Health (a component of the Healthcare segment), MCC (a component of the Healthcare segment) and Pharmacy Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

The 2018 annual goodwill impairment testing as of October 1,2018, determined that the fair value of the MCC reporting unit had declined, largely due to continued economic challenges in certain markets, and was in excess of its carrying value by a margin of approximately 5%. We considered our observed fourth quarter performance in our October 1, 2018 test. At December 31, 2018, we evaluated whether our forecast for 2019 and beyond would have changed from what was used in our October 1 test. Based on this evaluation, we continue to believe that the fair value of the MCC reporting unit exceeds its carrying value by a margin of approximately 5%. While the reporting unit was not determined to be impaired at this time, the MCC reporting unit goodwill is at risk of future impairment in the event of significant unfavorable changes in the Company’s forecasted future results and cash flows. In addition, market factors utilized in the impairment analysis, including long-term growth rates or discount rates, could negatively impact the fair value of our reporting units. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill test will prove to be an accurate prediction of the future.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in membership or rates or customer attrition and increase in costs that could significantly impact our immediate and long-range results, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession); and (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital.

Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses.

While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.

Goodwill for each of the Company’s reporting units with goodwill at December 31, 2017 was as follows (in thousands):

2017
Commercial	$242,255
Government	368,612
Pharmacy Management	395,421
Total	$1,006,288

Goodwill for each of the Company’s reporting units with goodwill at December 31, 2018 was as follows (in thousands):

2018
Behavioral & Specialty Health	$410,869
Magellan Complete Care	211,735
Pharmacy Management	395,552
Total	$1,018,156

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2018 are reflected in the table below (in thousands):

	2017	2018
Balance as of beginning of period	$742,054	$1,006,288
Acquisition of Veridicus	1,647	—
Acquisition of SWH	260,139	—
Other acquisitions and measurement period adjustments	2,448	11,868
Balance as of end of period	$1,006,288	$1,018,156

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

The following is a summary of intangible assets at December 31, 2017 and 2018, and the estimated useful lives for such assets (in thousands, except useful lives):

	December 31, 2017
					Weighted Avg		Gross		Net
	Original				Remaining		Carrying	Accumulated	Carrying
Asset	Useful Life				Useful Life		Amount	Amortization	Amount
Customer agreements and lists	2.5	to	18	years	5.3	years	$441,346	$(218,335)	$223,011
Provider networks and other	1	to	16	years	3.0	years	25,410	(14,433)	10,977
Trade names and licenses	indefinite				indefinite		34,300	—	34,300
							$501,056	$(232,768)	$268,288

	December 31, 2018
					Weighted Avg		Gross		Net
	Original				Remaining		Carrying	Accumulated	Carrying
Asset	Useful Life				Useful Life		Amount	Amortization	Amount
Customer agreements and lists	2.5	to	18	years	4.5	years	$441,346	$(262,729)	$178,617
Provider networks and other	1	to	16	years	2.3	years	44,635	(21,789)	22,846
Trade names and licenses	indefinite				indefinite		30,420	—	30,420
							$516,401	$(284,518)	$231,883

Amortization expense was $30.7 million, $39.2 million and $51.8 million for the years ended December 31, 2016, 2017 and 2018, respectively. The Company estimates amortization expense will be $54.7 million, $53.2 million, $46.9 million, $25.2 million and $17.2 million for the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

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

Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company’s assumptions in estimating such liabilities are significantly different than actual results, the Company’s results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2016, 2017 and 2018 (in thousands):

	2016	2017	2018
Claims payable and IBNR, beginning of period	$253,299	$188,618	$326,642
Cost of care:
Current year	1,892,914	2,421,270	3,772,112
Prior years(3)	(10,300)	(7,500)	(9,700)
Total cost of care	1,882,614	2,413,770	3,762,412
Claim payments and transfers to other medical liabilities(1):
Current year	1,733,310	2,210,346	3,402,010
Prior years	213,985	161,798	292,904
Total claim payments and transfers to other medical liabilities	1,947,295	2,372,144	3,694,914
Acquisition of SWH	—	96,398	—
Claims payable and IBNR, end of period	188,618	326,642	394,140
Withhold (receivables) payable, end of period(2)	(4,482)	983	(593)
Medical claims payable, end of period	$184,136	$327,625	$393,547

(1)	For any given period, a portion of unpaid medical claims payable could be covered by reinvestment liability (discussed below) and may not impact the Company’s results of operations for such periods.
(2)	Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.
(3)

Favorable development in 2016, 2017 and 2018 was $10.3 million, $7.5 million and $9.7 million, respectively, and was mainly related to lower medical trends and faster claims completion than originally assumed.

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

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2018; however, actual claims payments may differ from established estimates.

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

Accrued Liabilities

As of December 31, 2017, the only individual current liability that exceeded five percent of total current liabilities related to accrued employee compensation liabilities of $45.6 million. As of December 31, 2018, the only individual current liability that exceeded five percent of total current liabilities related to accrued customer settlement liabilities of $93.8 million.

Net Income per Common Share attributable to Magellan

Net income per common share attributable to Magellan is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 6—“Stockholders’ Equity”).

Stock Compensation

At December 31, 2017 and 2018, the Company had equity-based employee incentive plans, which are described more fully in Note 6—“Stockholders’ Equity”. In addition, the Company issued restricted stock awards (“RSAs”) associated with the Armed Forces Services Corporation (“AFSC”) acquisition, which are also described more fully in Note 6—“Stockholders’ Equity”. The Company uses the Black‑Scholes‑Merton formula to estimate the fair value of substantially all stock options granted to employees, and recorded stock compensation expense of $37.4 million, $39.1 million and $29.5 million for the years ended December 31, 2016, 2017 and 2018, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2016, 2017 and 2018 is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of zero to four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight‑line basis over the requisite service period, which is generally the vesting term of three years. For restricted stock units (“RSUs”) that include performance conditions, stock compensation is recognized using an accelerated method over the vesting period.

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

As consideration for the Acquisition, the Company paid $400.4 million, including a net payment of $0.4 million for working capital adjustments and a payment of $10.0 million based on SWH’s Medicare plan in Massachusetts receiving a Centers for Medicare & Medicaid Services 2018 Star Rating of at least 4. The Company reports the results of operations of SWH in its Healthcare segment.

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

As consideration for the Veridicus Acquisition, the Company paid $74.2 million, including net receipts of $0.3 million for working capital adjustments. The Company reports the results of operations of Veridicus within its Pharmacy Management segment.

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

As consideration for the AFSC Acquisition, the Company paid $114.5 million, including net receipts of $3.0 million for working capital adjustments. In addition to the base purchase price, the AFSC Agreement provides for potential contingent payments up to a maximum aggregate amount of $10.0 million. The potential contingent payments are based on the retention of certain core business by AFSC. The Company reports the results of operations of AFSC within its Healthcare segment.

Other Acquisition

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

4. Benefit Plans

The Company has a defined contribution retirement plan (the “401(k) Plan”). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service (“IRS”) deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee’s contribution up to 6 percent of their annual compensation. The Company recognized $11.1 million, $12.7 million and $14.9 million of expense for the years ended December 31, 2016, 2017 and 2018, respectively, for matching contributions to the 401(k) Plan.

5. Long‑Term Debt, Capital Lease and Deferred Financing Obligations

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

On June 27, 2016, the Company entered into a $200.0 million Credit Agreement with various lenders that provided for a $200.0 million term loan (the “2016 Term Loan”) to Magellan Pharmacy Services, Inc. (the “2016 Credit Facility”). The 2016 Credit Facility was scheduled to mature on December 29, 2017. Upon consummation of the Refinancing (as defined below) on September 22, 2017, the 2016 Credit Facility was terminated.

On January 10, 2017, the Company entered into a Credit Agreement with various lenders that provided for a $200.0 million delayed draw term loan (the “2017 Term Loan”) to Magellan Pharmacy Services, Inc. (the “2017 Credit Facility”). The 2017 Credit Facility was scheduled to mature on December 29, 2017. Upon consummation of the Refinancing (as defined below) on September 22, 2017, the 2017 Credit Facility was terminated.

Active Credit Agreements

On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). On August 13, 2018, the Company entered into an amendment to the 2017 Credit Agreement, which extended the maturity date by one year. On February 27, 2019, the Company entered into a second amendment to the 2017 Credit Agreement, which amended the total leverage ratio covenant, and which was necessary in order for us to remain in compliance with the terms of the 2017 Credit Agreement. The 2017 Credit Agreement is scheduled to mature on September 22, 2023.

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the year ended December 31, 2018, the weighted average interest rate was approximately 3.62 percent.

As of December 31, 2018, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2019—$17.5 million; 2020—$17.5 million; 2021—$17.5 million; 2022—$17.5 million; and 2023—$258.1 million. At December 31, 2017, the Company had revolving loan borrowings of $92.5 million. At December 31, 2018, the Company had no revolving loan borrowings, resulting in a borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt and capital lease and deferred financing obligations as of December 31, 2017 and December 31, 2018 are deferred loan issuance costs of $6.6 million and $5.9 million, respectively.

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

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had $26.5 million and $66.1 million of letters of credit outstanding under the L/C Agreement at December 31, 2017 and 2018, respectively.

Capital Lease and Deferred Financing Obligations

There were $22.9 million and $31.2 million of capital lease and deferred financing obligations at December 31, 2017 and December 31, 2018, respectively. The Company’s capital lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of capital leased assets was $45.1 million and $51.9 million at December 31, 2017 and 2018, respectively.

6. Stockholders’ Equity

Stock Compensation

At December 31, 2017 and 2018, the Company had equity-based employee incentive plans. Prior to May 18, 2016, the Company utilized the 2011 Management Incentive Plan (the “2011 MIP”), 2008 Management Incentive Plan (the “2008 MIP”) and 2006 Directors’ Equity Compensation Plan (collectively the “Preexisting Plans”) for grants of stock options, RSAs, RSUs, and stock appreciation rights, to provide incentives to officers, employees and non-employee directors.

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

The 2016 MIP provides for awards of stock options, RSAs, RSUs, performance-based restricted stock units (“PSUs”), stock appreciation rights, cash‑denominated awards and any combination of the foregoing. A RSU is a notional account representing the right to receive a share of the Company’s Common Stock (or, at the Company’s option, cash in lieu thereof) at some future date. In general, stock options vest ratably on each anniversary over the three years subsequent to grant, and have a ten year life. With the exception of the shares received by the principal owners of Partners Rx, CDMI and AFSC, RSAs generally vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant. The PSUs vest over three years and are subject to market-based conditions. At December 31, 2018, 3,282,964 shares of the Company’s common stock remain available for future grant under the Company’s 2016 MIP.

On February 27, 2014 the board of directors of the Company approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), and the 2014 ESPP was approved by the Company’s shareholders at the 2014 Annual Meeting of Shareholders on May 21, 2014. The 2014 ESPP provides for up to 200,000 shares of the Company’s common stock, plus the number of shares remaining under the 2011 Employee Stock Purchase Plan, to be issued. On May 24, 2018, the Company’s shareholders approved an amendment to the 2014 ESPP to increase by 300,000 the number of shares available for issuance under the plan. During the years ended December 31, 2017 and 2018, 56,426 and 63,471 shares of the Company’s common stock were issued under the employee stock purchase plans, respectively. At December 31, 2018, 308,716 shares of the Company’s common stock remain available for future grant under the Company’s 2014 ESPP.

Stock Options

Summarized information related to the Company’s stock options for the years ended December 31, 2016, 2017 and 2018 is as follows:

	2016		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,939,840	$55.13	2,843,177	$57.42
Granted	501,960	64.10	525,596	71.35
Forfeited	(104,680)	57.23	(79,350)	61.39
Exercised	(493,943)	50.60	(831,186)	53.79
Outstanding, end of period	2,843,177	57.42	2,458,237	61.50

	2018
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding, beginning of period	2,458,237	$61.50
Granted	477,956	96.39
Forfeited	(174,376)	80.21
Exercised	(409,208)	56.36
Outstanding, end of period	2,352,609	$68.10	5.78	$2,551
Vested and expected to vest at end of period	2,342,100	$68.02	5.77	$2,551
Exercisable, end of period	1,552,236	$60.40	4.31	$2,539

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value (based upon the difference between the Company’s closing stock price on the last trading day of 2018 of $56.89 and the exercise price) for all in‑the‑money options as of December 31, 2018. This amount changes based on the fair market value of the Company’s common stock.

The total pre‑tax intrinsic value of options exercised during the years ended December 31, 2016, 2017 and 2018 was $9.3 million, $23.8 million, and $17.3 million, respectively.

The weighted average grant date fair value per share of substantially all stock options granted during the years ended December 31, 2016, 2017 and 2018 was $15.05, $17.64 and $25.34, respectively, as estimated using the Black‑Scholes‑Merton option pricing model based on the following weighted average assumptions:

	2016		2017		2018
Risk-free interest rate	1.16%		1.79%		2.54%
Expected life	4	years	4	years	4	years
Expected volatility	27.75%		27.75%		28.20%
Expected dividend yield	0.00%		0.00%		0.00%

For the years ended December 31, 2016, 2017 and 2018, expected volatility was based on the historical volatility of the Company’s stock price.

As of December 31, 2018, there was $7.8 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.94 years. The total fair value of options vested during the year ended December 31, 2018 was $8.6 million.

In the year ended December 31, 2016, the net tax benefit from excess tax deductions was $0.8 million, which consists of $1.0 million of excess tax benefits offset by $0.2 million of tax deficiencies. In the year ended December 31, 2017, the net tax benefit from excess tax deductions was $5.6 million, which consists of $5.7 million of excess tax benefits offset by $0.1 million of tax deficiencies. In the year ended December 31, 2018, the net tax benefit from excess tax deductions was $5.1 million; tax deficiencies were insignificant.

Restricted Stock Awards

Summarized information related to the Company’s nonvested RSAs for the years ended December 31, 2016, 2017 and 2018 is as follows:

	2016		2017		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	1,109,622	$57.88	615,472	$58.71	31,102	$68.00
Awarded	77,744	65.52	14,959	70.20	11,795	89.05
Vested	(571,894)	58.03	(585,438)	58.33	(31,102)	68.00
Forfeited	—	—	(13,891)	65.97	—	—
Outstanding, ending of period	615,472	58.71	31,102	68.00	11,795	89.05

(1)	December 31, 2016 includes 60,069 shares associated with the AFSC acquisition.

As of December 31, 2018, there was $0.4 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted‑average period of 0.39 years.

Restricted Stock Units

Summarized information related to the Company’s nonvested RSUs for the years ended December 31, 2016, 2017 and 2018 is as follows:

	2016		2017		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	231,088	$61.53	200,178	$61.65	163,289	$66.46
Awarded	51,521	64.87	107,417	68.53	111,033	99.29
Vested	(53,839)	63.32	(119,489)	60.38	(84,627)	65.20
Forfeited	(28,592)	63.34	(24,817)	65.87	(32,945)	84.17
Outstanding, ending of period	200,178	61.65	163,289	66.46	156,750	86.68

As of December 31, 2018, there was $8.5 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.89 years.

Performance-Based Restricted Stock Units

Summarized information related to the Company’s nonvested PSUs for the years ended December 31, 2016, 2017 and 2018 is as follows:

	2016		2017		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	36,938	$85.00	102,977	$93.03	202,315	$84.63
Awarded	69,691	97.22	101,989	76.24	80,502	141.61
Vested	—	—	—	—	(33,592)	85.00
Forfeited	(3,652)	91.89	(2,651)	87.75	(40,206)	100.96
Outstanding, end of period	102,977	93.03	202,315	84.63	209,019	103.38

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

The weighted average estimated fair value of the PSUs granted in the year ended December 31, 2016 was $97.22, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk-free rate of 1%, and expected volatility of 16% to 81% (average of 32%).

The weighted average estimated fair value of the PSUs granted in the year ended December 31, 2017 was $76.24, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk-free rate of 1.54%, and expected volatility of 18% to 61% (average of 33%).

The weighted average estimated fair value of the PSUs granted in the year ended December 31, 2018 was $141.61, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk-free rate of 2.37%, and expected volatility of 20% to 82% (average of 35%).

As of December 31, 2018, there was $5.1 million of unrecognized stock compensation expense related to nonvested PSUs. This cost is expected to be recognized over a weighted‑average period of 1.78 years.

Net Income per Common Share Attributable to Magellan

The following table reconciles income (numerator) and shares (denominator) used in the Company’s computations of net income per share for the years ended December 31, 2016, 2017 and 2018 (in thousands, except per share data):

	2016	2017	2018
Numerator:
Net income attributable to Magellan	$77,879	$110,207	$24,181
Denominator:
Weighted average number of common shares outstanding—basic	23,181	23,333	24,349
Common stock equivalents—stock options	289	530	493
Common stock equivalents—RSAs	593	376	15
Common stock equivalents—RSUs	45	64	37
Common stock equivalents—PSUs	45	134	137
Common stock equivalents—employee stock purchase plan	3	3	4
Weighted average number of common shares outstanding—diluted	24,156	24,440	25,035
Net income attributable to Magellan per common share—basic	$3.36	$4.72	$0.99
Net income attributable to Magellan per common share—diluted	$3.22	$4.51	$0.97

The weighted average number of common shares outstanding for the years ended December 31, 2016, 2017 and 2018 was calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2016, 2017 and 2018 represent stock options to purchase shares of the Company’s common stock, restricted stock awards, restricted stock units and stock purchased under the ESPP.

For the years ended December 31, 2016, 2017 and 2018, the Company had additional potential dilutive securities outstanding representing 1.5 million, 0.4 million and 0.5 million options, respectively, that were not included in the computation of dilutive securities because they were anti‑dilutive for such periods. Had these shares not been anti‑dilutive, all of these shares would not have been included in the net income per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which now authorizes the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. As of December 31, 2018, the remaining capacity under the 2015 Repurchase Program was $190.0 million. The board also extended the program from October 22, 2018 to October 22, 2020. Pursuant to this program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
	3,298,239		$210.0

The Company made additional open market purchases of 60,901 shares of the Company’s common stock at an aggregate cost of $3.7 million (excluding broker commissions) during the period from January 1, 2019 through February 22, 2019.

Recent Sales of Unregistered Securities

On May 15, 2016, the Company and AFSC entered into a purchase agreement pursuant to which on July 1, 2016, the sellers and key management of AFSC purchased 60,069 shares of the Company’s restricted stock for a total purchase price of $4.0 million. The aggregate number of shares issued was determined by dividing $4.0 million by the average trading prices per share of Magellan’s common stock on the NASDAQ over the five trading days ended on the trading day prior to the execution of the purchase agreement. The shares received by such sellers and key management of AFSC are subject to vesting over two years with 50% vesting on the first anniversary of the acquisition and 50% vesting on the second anniversary of the acquisition, conditioned on continued employment with the Company on the applicable vesting dates. The shares were issued to the sellers and key management of AFSC in a private placement pursuant to Section 4(a)(2) of the Securities Act.

7. Income Taxes

Income Tax Expense

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The legislation includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The legislation also provides for the acceleration of depreciation on certain assets placed in service after September 27, 2017, as well as changes beginning in 2018, including additional limitations on the deduction of executive compensation.

The components of income tax expense (benefit) for the following years ended December 31 were as follows (in thousands):

	2016	2017	2018
Income taxes currently payable:
Federal	$59,343	$49,944	$13,593
State	5,675	6,120	7,145
	65,018	56,064	20,738
Deferred income taxes (benefits):
Federal	3,830	(31,941)	307
State	880	960	(2,032)
	4,710	(30,981)	(1,725)
Total income tax expense	$69,728	$25,083	$19,013

Total income tax expense for the years ended December 31 was different from the amount computed using the statutory federal income tax rate in effect for each respective year for the following reasons (in thousands):

	2016	2017	2018
Income tax expense at federal statutory rate	$50,931	$47,328	$9,071
State income taxes, net of federal income tax benefit	5,799	4,993	2,968
State contingencies added	2,120	2,161	3,644
Tax contingencies reversed due to statute closings	(1,632)	(2,044)	(2,651)
Change in valuation allowances	2,130	(14,973)	(691)
Adjustments for Tax Act	—	(8,677)	335
Share-based compensation	(232)	(4,724)	(4,750)
Qualified research credit	(1,002)	(1,325)	(1,781)
Non-deductible executive compensation	34	104	3,052
Non-deductible HIF fees	10,204	—	8,246
Other-net	1,376	2,240	1,570
Total income tax expense	$69,728	$25,083	$19,013

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 allows registrants to determine a reasonable estimate to be included as provisional amounts and provides a measurement period by which the accounting must be completed.

Because the Company had not yet completed its accounting for the effects of the Tax Act at the time, provisional amounts were recorded in 2017 for the enactment-date effects by applying the guidance in SAB 118. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company remeasured its ending net deferred tax liabilities at December 31, 2017 and recorded a provisional tax benefit of $8.2 million. The Company has now completed its accounting for all of the enactment-date income tax effects of the Tax Act. As a result, an adjustment of $0.3 million to the provisional amounts is included as a component of income tax expense for 2018.

Deferred Income Taxes

The significant components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2017	2018
Deferred tax assets:
Net operating loss carryforwards	$13,384	$11,159
Share-based compensation	9,639	10,299
Other accrued compensation	6,195	5,508
Claims reserves	4,527	7,053
Deferred revenue	2,606	4,368
Other non-deductible accrued liabilities	5,362	6,057
Indirect tax benefits	2,847	3,296
Other deferred tax assets	2,051	2,130
Total deferred tax assets	46,611	49,870
Valuation allowances	(2,368)	(1,521)
Deferred tax assets after valuation allowances	44,243	48,349
Deferred tax liabilities:
Depreciation	(22,906)	(21,350)
Amortization of goodwill and intangible assets	(29,501)	(30,463)
Other deferred tax liabilities	(3,321)	(4,292)
Total deferred tax liabilities	(55,728)	(56,105)
Net deferred tax assets (liabilities)	$(11,485)	$(7,756)

The Company has $27.7 million of federal net operating loss carryforwards (“NOLs”) available to reduce consolidated taxable income in 2019 and subsequent years. These NOLs (including $27.1 million incurred by AlphaCare prior to its membership in the Magellan consolidated group) will expire in 2019 through 2035 if not used and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs is subject to limitations under the Internal Revenue Code as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any federal NOLs before they expire. The Company and its subsidiaries also have $88.2 million of NOLs available to reduce state and local taxable income at certain subsidiaries in 2019 and subsequent years. These NOLs will expire in 2019 through 2038 if not used and are subject to examination and adjustment by the respective tax authorities. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any of these state and local NOLs before they expire.

The Company’s valuation allowances against deferred tax assets were $2.4 million and $1.5 million as of December 31, 2017 and 2018, respectively. The change in valuation allowance of $0.9 million was reflected as a reduction to income tax expense. These allowances primarily relate to uncertainties regarding the eventual realization of certain state NOLs.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2016	2017	2018
Balance as of beginning of period	$12,597	$13,604	$13,580
Additions for current year tax positions	3,274	3,243	4,955
Additions for tax positions of prior years	141	342	512
Reductions for tax positions of prior years	(173)	(114)	(398)
Reductions due to lapses of applicable statutes of limitations	(2,235)	(2,693)	(3,005)
Changes due to Tax Act	—	(509)	339
Reductions due to settlements with taxing authorities	—	(293)	(300)
Balance as of end of period	$13,604	$13,580	$15,683

If these unrecognized tax benefits had been realized as of December 31, 2017 and 2018, $10.7 million and $12.3 million, respectively, would have reduced income tax expense.

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

The Company also adjusts these liabilities for unrecognized tax benefits when its judgment changes as a result of the evaluation of new information not previously available. However, the ultimate resolution of a disputed tax position following an examination by a taxing authority could result in a payment that is materially different from that accrued by the Company. These differences are typically reflected as increases or decreases to income tax expense in the period in which they are determined.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2014 expired during 2018. As a result, $3.0 million of tax contingency reserves recorded as of December 31, 2017 were reversed in the current year, of which $2.4 million was reflected as a reduction to income tax expense and $0.6 million as a decrease to deferred tax assets. Additionally, $0.2 million of accrued interest was reversed in 2018 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2015. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2015 could expire during 2019. Up to $3.6 million of unrecognized tax benefits recorded as of December 31, 2018 could be reversed during 2019 as a result of statute expirations, of which $2.9 million would be reflected as a reduction to income tax expense and $0.7 million as a decrease to deferred tax assets. All reversals from statute expirations would be reflected as discrete adjustments during the quarter in which the respective event occurs. As of December 31, 2017 and 2018, the Company had accrued approximately $0.5 million and $0.6 million, respectively, for the potential payment of interest and penalties. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2016, 2017 and 2018, the Company recorded approximately $0.1 million, $0.2 million and $0.1 million, respectively, in interest and penalties.

8. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2016, 2017 and 2018 is as follows (in thousands):

	2016	2017	2018
Income taxes paid, net of refunds	$54,442	$59,474	$40,179
Interest paid	$9,378	$15,415	$34,223
Assets acquired through capital leases and deferred financing	$4,491	$2,418	$20,576

9. Commitments and Contingencies

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one‑year period from June 17, 2018 to June 17, 2019. The general liability policy is written on an “occurrence” basis, subject to a $0.05 million per claim un‑aggregated self‑insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims‑made” basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un‑aggregated self‑insured retention for managed care errors and omissions liability, and a $0.05 million per claim un‑aggregated self‑insured retention for professional liability.

The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one‑year term for the period June 17, 2018 to June 17, 2019. The general liability policy is written on an “occurrence” basis and the professional liability policy is written on a “claims‑made” basis, subject to a $0.05 million per claim and $0.25 million aggregated self‑insured retention.

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, AFSC, conducts business with federal agency customers and federal contractors to such agencies. The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company is voluntarily responding to government requests for further information regarding the Company’s investigation. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. For 2017 and 2018 AFSC’s total revenue comprised approximately 3% and 2%, respectively, of the total revenues of the Company.

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

A Pharmacy Management segment network provider and the Company are currently in dispute regarding pricing and associated calculations pertaining to network reconciliations for a multi-year period. Depending upon the resolution of the dispute, the Company could incur liability to this provider. The unrecorded, potential loss related to these network reconciliations is estimated to range from $0 to $22 million. The ultimate resolution of this matter, if unfavorable, could be material to the Company’s results of operations.

Operating Leases

The Company leases certain of its operating facilities and equipment. The leases, which expire at various dates through November 2025, generally require the Company to pay all maintenance, property tax and insurance costs.

At December 31, 2018, aggregate amounts of future minimum payments under operating leases were as follows: 2019—$20.9 million; 2020—$16.4 million; 2021—$14.1 million; 2022—$12.4 million; 2023—$8.0 million; 2024 and beyond—$10.4 million. Operating lease obligations include estimated future lease payments for both open and closed offices.

At December 31, 2018, aggregate amounts of future minimum rentals to be received under operating subleases were $0.4 million. All of the Company’s operating subleases at December 31, 2018 are scheduled to terminate in 2019. Operating sublease rentals to be received mainly relate to a portion of the Company’s former headquarters.

Rent expense is recognized on a straight‑line basis over the terms of the leases. Rent expense was $16.2 million, $19.0 million and $22.5 million for the years ended December 31, 2016, 2017 and 2018, respectively.

Capital Leases and Deferred Financing Obligations

At December 31, 2017, aggregate future amounts of minimum payments under capital leases and deferred financing obligations, net of leasehold improvement allowances, were as follows: 2019—$8.9 million; 2020—$10.5 million; 2021—$3.9 million; 2022—$3.7 million; 2023—$3.7 million; 2024 and beyond—$3.8 million. Included in the future amounts payable under capital lease and deferred financing commitments is imputed interest of $3.3 million.

10. Business Segment Information

The accounting policies of the Company’s segments are the same as those described in Note 2—“Summary of Significant Accounting Policies.” The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest and other income, changes in the fair value of contingent consideration recorded in relation to acquisitions, gain on sale of assets, special charges or benefits, and income taxes (“Segment Profit”). Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Healthcare subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain of Healthcare’s customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company’s employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company’s segments are defined in Note 1—“General.”

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2016
Managed care and other revenue	$2,659,685	$243,561	$(304)	$2,902,942
PBM and dispensing revenue	—	2,053,188	(119,246)	1,933,942
Cost of care	(1,882,614)	—	—	(1,882,614)
Cost of goods sold	—	(1,933,086)	114,366	(1,818,720)
Direct service costs and other	(573,706)	(261,570)	(41,336)	(876,612)
Stock compensation expense (1)	4,440	20,509	12,473	37,422
Changes in fair value of contingent consideration (1)	(231)	127	—	(104)
Impairment of intangible assets (1)	4,800	—	—	4,800
Less: non-controlling interest segment profit (loss) (2)	(567)	—	(170)	(737)
Segment profit (loss)	$212,941	$122,729	$(33,877)	$301,793
Identifiable assets by business segment (3)
Restricted cash	$81,608	$1	$167	$81,776
Net accounts receivable	191,058	405,611	10,095	606,764
Investments	293,034	10,703	1,516	305,253
Pharmaceutical inventory	—	58,995	—	58,995
Goodwill	350,576	391,478	—	742,054
Other intangible assets, net	55,756	130,476	—	186,232

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2017
Managed care and other revenue	$3,206,277	$273,489	$(584)	$3,479,182
PBM revenue	—	2,491,044	(131,643)	2,359,401
Cost of care	(2,413,770)	—	—	(2,413,770)
Cost of goods sold	—	(2,341,979)	130,069	(2,211,910)
Direct service costs and other	(601,201)	(302,525)	(38,157)	(941,883)
Stock compensation expense (1)	10,689	19,881	8,546	39,116
Changes in fair value of contingent consideration (1)	696	—	—	696
Less: non-controlling interest segment profit (loss) (2)	(56)	—	(3)	(59)
Segment profit (loss)	$202,747	$139,910	$(31,766)	$310,891
Identifiable assets by business segment (3)
Restricted cash	$220,786	$8,059	$168	$229,013
Net accounts receivable	244,486	403,880	12,409	660,775
Investments	327,865	—	—	327,865
Pharmaceutical inventory	—	40,945	—	40,945
Goodwill	610,867	395,421	—	1,006,288
Other intangible assets, net	165,159	103,129	—	268,288

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2018
Managed care and other revenue	$4,638,622	$240,427	$(607)	$4,878,442
PBM revenue	—	2,625,417	(189,708)	2,435,709
Cost of care	(3,762,412)	—	—	(3,762,412)
Cost of goods sold	—	(2,468,170)	185,148	(2,283,022)
Direct service costs and other	(735,366)	(298,713)	(37,456)	(1,071,535)
Stock compensation expense (1)	6,982	5,458	17,032	29,472
Changes in fair value of contingent consideration (1)	1,307	—	—	1,307
Segment profit (loss)	$149,133	$104,419	$(25,591)	$227,961
Identifiable assets by business segment (3)
Restricted cash	$157,437	$576	$2,954	$160,967
Net accounts receivable	290,564	465,345	150	756,059
Investments	378,706	7,037	—	385,743
Pharmaceutical inventory	—	40,818	—	40,818
Goodwill	622,604	395,552	—	1,018,156
Other intangible assets, net	136,644	82,072	13,167	231,883

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to the acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

(2)	The non-controlling interest portion of AlphaCare’s segment profit (loss) is excluded from the computation of Segment Profit in 2016 and 2017.
(3)	Identifiable assets by business segment are those assets that are used in the operations of each segment. The remainder of the Company’s assets cannot be specifically identified by segment.

The following table reconciles consolidated income before income taxes to Segment Profit for the years ended December 31, 2016, 2017 and 2018 (in thousands):

	2016	2017	2018
Income before income taxes	$145,517	$135,224	$43,194
Stock compensation expense	37,422	39,116	29,472
Changes in fair value of contingent consideration	(104)	696	1,307
Impairment of intangible assets	4,800	—	—
Non-controlling interest segment (profit) loss	737	59	—
Depreciation and amortization	106,046	115,706	132,660
Interest expense	10,193	25,977	35,396
Interest and other income	(2,818)	(5,887)	(14,068)
Segment Profit	$301,793	$310,891	$227,961

11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2018 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Year Ended December 31, 2017
Net revenue:
Managed care and other	$729,340	$821,699	$834,358	$1,093,785
PBM and dispensing	576,283	597,440	585,048	600,630
Total net revenue	1,305,623	1,419,139	1,419,406	1,694,415
Costs and expenses:
Cost of care	482,054	583,264	569,306	779,146
Cost of goods sold	542,633	562,355	543,682	563,240
Direct service costs and other operating expenses (1) (2) (3)	221,486	231,372	227,372	261,653
Depreciation and amortization	26,976	27,731	28,189	32,810
Interest expense	4,148	4,900	7,663	9,266
Interest and other income	(949)	(1,071)	(1,781)	(2,086)
Total costs and expenses	1,276,348	1,408,551	1,374,431	1,644,029
Income before income taxes	29,275	10,588	44,975	50,386
Provision (benefit) for income taxes	11,806	5,661	11,739	(4,123)
Net income	17,469	4,927	33,236	54,509
Less: net income (loss) attributable to non-controlling interest	(278)	(573)	785	—
Net income attributable to Magellan	$17,747	$5,500	$32,451	$54,509
Weighted average number of common shares outstanding—basic	23,012	23,108	23,282	23,921
Weighted average number of common shares outstanding—diluted	24,038	24,038	24,563	25,113
Net income per common share attributable to Magellan:
Net income per common share—basic:	$0.77	$0.24	$1.39	$2.28
Net income per common share—diluted:	$0.74	$0.23	$1.32	$2.17

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Year Ended December 31, 2018
Net revenue:
Managed care and other	$1,219,763	$1,215,340	$1,235,787	$1,207,552
PBM and dispensing	585,314	595,583	617,719	637,093
Total net revenue	1,805,077	1,810,923	1,853,506	1,844,645
Costs and expenses:
Cost of care	928,661	935,814	938,031	959,906
Cost of goods sold	559,665	558,419	571,145	593,793
Direct service costs and other operating expenses (3)(4)	269,077	259,152	265,471	277,835
Depreciation and amortization	30,407	33,848	33,047	35,358
Interest expense	8,366	8,678	8,990	9,362
Interest and other income	(2,476)	(3,363)	(4,139)	(4,090)
Total costs and expenses	1,793,700	1,792,548	1,812,545	1,872,164
Income (loss) before income taxes	11,377	18,375	40,961	(27,519)
(Benefit) provision for income taxes	(75)	4,824	13,816	448
Net income (loss) attributable to Magellan	11,452	13,551	27,145	(27,967)
Weighted average number of common shares outstanding—basic	24,349	24,569	24,433	24,048
Weighted average number of common shares outstanding—diluted	25,612	25,407	24,928	24,048
Net income (loss) per common share attributable to Magellan:
Net income (loss) per common share—basic:	$0.47	$0.55	$1.11	$(1.16)
Net income (loss) per common share—diluted:	$0.45	$0.53	$1.09	$(1.16)

(1)	Includes stock compensation expense of $10,140, $11,371, $10,323 and $7,282 for the quarters ended March 31, June 30, September 30 and December 31, 2017, respectively.
(2)	Includes changes in fair value of contingent consideration of $(49), $252, $(834) and $1,327 for the quarters ended March 31, June 30, September 30 and December 31, 2017, respectively.
(3)	Includes stock compensation expense of $7,646, $10,439, $9,320 and $2,067 for the quarters ended March 31, June 30, September 30 and December 31, 2018, respectively.
(4)	Includes changes in fair value of contingent consideration of $233, $70, $148 and $856 for the quarters ended March 31, June 30, September 30 and December 31, 2018, respectively.