Form 10-Q
period 2019-03-31
MAGELLAN HEALTH INC
filed 2019-05-02
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange

Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MGLN	The NASDAQ Global Market

The number of shares of Magellan Health Inc.’s common stock outstanding as of March 31, 2019 was 24,032,629.

FORM 10‑Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		March 31,
	December 31,	2019
	2018	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($160,967 and $65,944 restricted at December 31, 2018 and March 31, 2019, respectively)	$272,308	$233,401
Accounts receivable, net	756,059	779,863
Short-term investments ($363,840 and $385,571 restricted at December 31, 2018 and March 31, 2019, respectively)	382,582	412,732
Pharmaceutical inventory	40,818	47,151
Other current assets ($43,401 and $45,006 restricted at December 31, 2018 and March 31, 2019, respectively)	95,400	99,908
Total Current Assets	1,547,167	1,573,055
Property and equipment, net	150,748	149,520
Long-term investments ($2,854 and $17,331 restricted at December 31, 2018 and March 31, 2019, respectively)	3,161	17,639
Deferred income taxes	3,411	3,581
Other long-term assets	24,530	90,997
Goodwill	1,018,156	1,018,156
Other intangible assets, net	231,883	218,209
Total Assets	$2,979,056	$3,071,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$72,077	$75,041
Accrued liabilities	231,356	260,954
Short-term contingent consideration	8,000	—
Medical claims payable	393,547	399,055
Other medical liabilities	169,639	183,802
Current debt, finance lease and deferred financing obligations	24,274	25,006
Total Current Liabilities	898,893	943,858
Long-term debt, finance lease and deferred financing obligations	728,608	722,925
Deferred income taxes	11,167	11,105
Tax contingencies	16,478	16,589
Long-term contingent consideration	2,124	2,268
Deferred credits and other long-term liabilities	36,483	81,022
Total Liabilities	1,693,753	1,777,767
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2018 and March 31, 2019-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2018 and March 31, 2019-Issued and outstanding-53,536 and 23,935 shares at December 31, 2018, respectively, and 53,695 and 24,033 shares at March 31, 2019, respectively	535	537
Other Stockholders’ Equity:
Additional paid-in capital	1,326,645	1,337,849
Retained earnings	1,419,449	1,419,735
Accumulated other comprehensive loss	(324)	(4)
Treasury stock, at cost, 29,601 and 29,662 shares at December 31, 2018 and March 31, 2019, respectively	(1,461,002)	(1,464,727)
Total Stockholders’ Equity	1,285,303	1,293,390
Total Liabilities and Stockholders’ Equity	$2,979,056	$3,071,157

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2019
Net revenue:
Managed care and other	$1,219,763	$1,223,979
PBM	585,314	515,510
Total net revenue	1,805,077	1,739,489
Costs and expenses:
Cost of care	928,661	941,961
Cost of goods sold	559,665	489,793
Direct service costs and other operating expenses (1)(2)	269,077	271,924
Depreciation and amortization	30,407	30,708
Interest expense	8,366	9,107
Interest and other income	(2,476)	(4,974)
Total costs and expenses	1,793,700	1,738,519
Income before income taxes	11,377	970
(Benefit) provision for income taxes	(75)	539
Net income	$11,452	$431
Net income per common share:
Basic (See Note B)	$0.47	$0.02
Diluted (See Note B)	$0.45	$0.02
Other comprehensive income
Unrealized (losses) gains on available-for-sale securities(3)	(319)	320
Comprehensive income	$11,133	$751

(1)	Includes stock compensation expense of $7,646 and $9,607 for the three months ended March 31, 2018 and 2019, respectively.
(2)	Includes changes in fair value of contingent consideration of $233 and $144 for the three months ended March 31, 2018 and 2019, respectively.
(3)	Net of income tax (benefit) expense of $(101) and $100 for the three months ended March 31, 2018 and 2019, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2017	52,973	$530	(28,771)	$(1,397,962)	$1,274,811	$1,399,495	$(380)	$1,276,494
Stock compensation expense	—	—	—	—	7,646	—	—	7,646
Exercise of stock options	300	3	—	—	17,131	—	—	17,134
Issuance of equity	125	1	—	—	(3,052)	—	—	(3,051)
Repurchase of stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	11,452	—	11,452
Other comprehensive (loss)—other	—	—	—	—	—	—	(319)	(319)
Adoption of ASC 606	—	—	—	—	—	(4,227)	—	(4,227)
Balance at March 31, 2018	53,398	$534	(28,771)	$(1,397,962)	$1,296,536	$1,406,720	$(699)	$1,305,129

Balance at December 31, 2018	53,536	$535	(29,601)	$(1,461,002)	$1,326,645	$1,419,449	$(324)	$1,285,303
Stock compensation expense	—	—	—	—	9,607	—	—	9,607
Exercise of stock options	41	1	—	—	2,044	—	—	2,045
Issuance of equity	118	1	—	—	(447)	—	—	(446)
Repurchase of stock	—	—	(61)	(3,725)	—	—	—	(3,725)
Net income	—	—	—	—	—	431	—	431
Other comprehensive income—other	—	—	—	—	—	—	320	320
Adoption of ASC 842	—	—	—	—	—	(145)	—	(145)
Balance at March 31, 2019	53,695	$537	(29,662)	$(1,464,727)	$1,337,849	$1,419,735	$(4)	$1,293,390

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2018	2019
Cash flows from operating activities:
Net income	$11,452	$431
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,407	30,708
Non-cash interest expense	307	326
Non-cash stock compensation expense	7,646	9,607
Non-cash income tax provision (benefit)	62	(250)
Non-cash amortization on investments	809	(192)
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(87,178)	(23,804)
Pharmaceutical inventory	3,067	(6,333)
Other assets	(37,914)	(10,835)
Accounts payable and accrued liabilities	26,529	20,399
Medical claims payable and other medical liabilities	107,569	19,671
Contingent consideration	233	(1,609)
Tax contingencies	448	83
Deferred credits and other long-term liabilities	17,685	(2,889)
Other	(90)	111
Net cash provided by operating activities	81,032	35,424
Cash flows from investing activities:
Capital expenditures	(19,502)	(12,642)
Acquisitions and investments in businesses, net of cash acquired	—	(320)
Purchases of investments	(142,886)	(172,766)
Proceeds from maturities and sales of investments	118,999	128,748
Net cash used in investing activities	(43,389)	(56,980)
Cash flows from financing activities:
Payments to acquire treasury stock	—	(4,124)
Proceeds from exercise of stock options	16,897	2,045
Payments on debt, finance lease and deferred financing obligations	(55,895)	(7,323)
Payments on contingent consideration	—	(6,247)
Other	(3,051)	(1,702)
Net cash used in financing activities	(42,049)	(17,351)
Net decrease in cash and cash equivalents	(4,406)	(38,907)
Cash and cash equivalents at beginning of period	398,732	272,308
Cash and cash equivalents at end of period	$394,326	$233,401

Supplemental cash flow data:
Non-cash investing activities:
Assets acquired under finance leases and deferred financing	$51	$3,302

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019.

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

The Behavioral & Specialty Health reporting unit’s customers include health plans, accountable care organizations (“ACOs”), employers, the United States military and various federal government agencies for whom Magellan provides carve-out management services for behavioral health, employee assistance plans (“EAP”) and other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac and physical medicine. These management services can be applied broadly across commercial, Medicaid and Medicare populations, or on a more targeted basis for our health plans and ACO customers. The Behavioral & Specialty Health unit also includes Magellan’s carve-out behavioral health contracts with various state Medicaid agencies.

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

March 31, 2019

(Unaudited)

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

The Company provides its Healthcare management services primarily through: (i) risk‑based products, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed PMPM fee, or  (ii) administrative services only (“ASO”) products, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume full responsibility for the cost of the treatment services, in exchange for an administrative fee and, in some instances, a gain share.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016‑02, “Leases” (“ASU 2016‑02”). This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. The FASB also issued various ASUs which subsequently amended ASU 2016-02. These amendments and ASU 2016-02, collectively known as Accounting Standard Codification 842 (“ASC 842”), are effective for annual and interim reporting periods of public entities beginning after December 15, 2018. The Company adopted ASC 842 on a modified retrospective basis on January 1, 2019. The Company applied the transition method which does not require adjustments to comparative periods nor requires modified disclosures in those comparative periods. In addition, the Company elected the package of practical expedients, the practical expedient which permits combining lease and non-lease components (which was applicable to our real estate leases) and the short-term lease practical expedient. The Company implemented new leasing software capable of producing the data to prepare the required accounting and disclosures prescribed by ASC 842. Adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities of $59.8 million and $67.9 million, respectively as of January 1, 2019. The difference between the right-of-use asset and lease liability was recorded as an adjustment to retained earnings. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations or cash flows.

The cumulative effect of the change to our consolidated January 1, 2019 balance sheet for the adoption of ASC 842 was as follows (in thousands):

	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
Assets
Deferred income taxes	$3,411	$52	$3,463
Other long-term assets	24,530	59,820	84,350
Total Assets	2,979,056	59,872	3,038,928

Liabilities and Stockholders' Equity
Accrued liabilities	231,356	13,018	244,374
Total Current Liabilities	898,893	13,018	911,911
Deferred credits and other long-term liabilities	36,483	46,999	83,482
Total Liabilities	1,693,753	60,017	1,753,770
Retained earnings	1,419,449	(145)	1,419,304
Total Stockholders' Equity	1,285,303	(145)	1,285,158
Total Liabilities and Stockholders' Equity	2,979,056	59,872	3,038,928

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

The impact of the adoption of ASC 842 on our consolidated balance sheet as of March 31, 2019 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 842 Adoption
Assets
Other long-term assets	$90,997	$(56,008)	$34,989
Total Assets	3,071,157	(56,008)	3,015,149

Liabilities and Stockholders' Equity
Accrued liabilities	260,954	(12,555)	248,399
Total Current Liabilities	943,858	(12,555)	931,303
Deferred credits and other long-term liabilities	81,022	(43,613)	37,409
Total Liabilities	1,777,767	(56,168)	1,721,599
Retained earnings	1,419,735	160	1,419,895
Total Stockholders' Equity	1,293,390	160	1,293,550
Total Liabilities and Stockholders' Equity	3,071,157	(56,008)	3,015,149

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21%. ASU 2018-02 changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company adopted ASU 2018-02 on January 1, 2019, which had no impact on the Company.

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

March 31, 2019

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

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three months ended March 31, 2019 by major service line, type of customer and timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$361,808	$—	$(78)	$361,730
EAP risk-based	89,617	—	—	89,617
ASO	55,203	8,143	(91)	63,255
Magellan Complete Care
Risk-based, non-EAP	642,571	—	—	642,571
ASO	15,054	—	—	15,054
PBM, including dispensing	—	493,224	(41,055)	452,169
Medicare Part D	—	63,341	—	63,341
PBA	—	33,977	—	33,977
Formulary management	—	17,183	—	17,183
Other	—	592	—	592
Total net revenue	$1,164,253	$616,460	$(41,224)	$1,739,489

Type of Customer
Government	$888,492	$203,271	$—	$1,091,763
Non-government	275,761	413,189	(41,224)	647,726
Total net revenue	$1,164,253	$616,460	$(41,224)	$1,739,489

Timing of Revenue Recognition
Transferred at a point in time	$—	$556,565	$(41,055)	$515,510
Transferred over time	1,164,253	59,895	(169)	1,223,979
Total net revenue	$1,164,253	$616,460	$(41,224)	$1,739,489

Per Member Per Month (“PMPM”) Revenue.  Almost all of the Healthcare revenue and a small portion of the Pharmacy Management revenue is paid on a PMPM basis. PMPM revenue is inclusive of revenue from the Company’s risk, EAP and ASO contracts and primarily relates to managed care contracts for services such as the provision of behavioral healthcare, specialty healthcare, pharmacy management, or fully integrated healthcare services. PMPM contracts generally have a term of one year or longer, with the exception of government contracts where the customer can terminate with as little as 30 days’ notice for no significant penalty. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is entirely variable as it

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for things such as performance incentives, performance guarantees and risk shares. The Company generally estimates the transaction price using an expected value methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service. The remaining transaction price is recognized over the contract period (or portion of the series to which it specifically relates) based upon estimated membership as a measure of progress.

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

Pharmacy Benefit Administration Revenue. The Company provides Medicaid pharmacy services to states and other government sponsored programs. PBA contracts are generally multi-year arrangements but include language regarding early termination for convenience without material penalty provisions that results in enforceable rights and obligations on a month-to-month basis. In PBA arrangements, the Company is generally paid a fixed fee per month to provide PBA services. In addition, some PBA contracts contain upfront fees that constitute a material right. For contracts without an upfront fee, there is a single performance obligation to stand ready to provide the PBA services required for the contracted period. The Company believes that the customer receives the PBA benefits each day from access to the claims processing activities, and has concluded that a time-based measure is appropriate for recognizing PBA revenue. For contracts with an upfront fee, the material right represents an additional performance obligation. Amounts allocated to the material right are initially recorded as a contract liability and recognized as revenue over the anticipated period of

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

benefit of the material right, which generally ranges from 2 to 10 years.

Formulary Management Revenue.  The Company administers formulary management programs for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Formulary management contracts generally have a term of one year or longer. All formulary management contracts have a single performance obligation that constitutes a series for the provision of rebate services for a drug, with utilization measured and settled on a quarterly basis, for the duration of the arrangement. The Company retains its administrative fee and/or a percentage of rebates that is included in its contract with the client from collecting the rebate from the manufacturer. While the administrative fee and/or the percentage of rebates retained is fixed, there is an unknown quantity of pharmaceutical purchases (utilization) during each quarter, therefore, the transaction price itself is variable. The Company uses the expected value methodology to estimate the total rebates earned each quarter based on estimated volumes of pharmaceutical purchases by the Company’s clients during the quarter, as well as historical and/or anticipated retained rebate percentages. The Company does not record as rebate revenue any rebates that are passed through to its clients.

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

Government EAP Risk-Based Revenue.  The Company has certain contracts with federal customers for the provision of various managed care services, which are classified as EAP risk-based business. These contracts are generally multi-year arrangements. The Company’s federal contracts are reimbursed on either a fixed fee basis or a cost reimbursement basis. The performance obligation on a fixed fee contract is to stand ready to provide the staffing required for the contracted period. For fixed fee contracts, the Company believes the invoiced amount corresponds directly with the value to the customer of the Company’s performance completed to date, therefore, the Company is utilizing the “right to invoice” practical expedient, with revenue recognition in the amount for which the Company has the right to invoice.

The performance obligation on a cost reimbursement contract is to stand ready to provide the activity or services purchased by the customer, such as the operation of a counseling services group or call center. The performance obligation represents a series for the duration of the arrangement. The reimbursement rate is fixed per the contract; however, the level of activity (e.g., number of hours, number of counselors or number of units) is variable. A majority of the Company’s cost reimbursement transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue when the portion of the series for which it relates has been provided (i.e. as the Company provides hours, counselors or units of service).

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the contracts in the Company’s PBM and Part D business, these reporting requirements are not applicable. The majority of the Company’s remaining contracts meet certain exemptions as defined in ASC 606-10-50-14 through 606-10-50-14A, including (i) performance obligation is part of a contract that has an original expected duration of one year or less; (ii) the right to invoice practical expedient; and (iii) variable consideration related to unsatisfied performance obligations that is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation, and the terms of that variable consideration relate specifically to our efforts to transfer the distinct service, or to a specific outcome from transferring the distinct service. For the Company’s contracts that pertain to these exemptions: (i) the remaining performance obligations primarily relate to the provision of managed healthcare services to the customers’ membership; (ii) the estimated remaining duration of these performance obligations ranges from the remainder of the current calendar year to three years; and (iii) variable consideration for these contracts primarily includes net PMPM fees associated with unspecified membership that fluctuates throughout the contract.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	March 31,
	2018	2019	$ Change	% Change
Accounts receivable	$786,395	$797,938	$11,543	1.5%
Contract assets	4,647	8,055	3,408	73.3%
Contract liabilities - current	16,853	8,071	(8,782)	(52.1%)
Contract liabilities - long-term	13,441	12,963	(478)	(3.6%)

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $11.5 million, mainly due to timing. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $3.4 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, decreased by $8.8 million, mainly due to the timing of receipts related to January 2019 revenues. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, decreased by $0.5 million, mainly due to certain balances which became current.

During the three months ended March 31, 2019, the Company recognized revenue of $12.2 million that was included in current contract liabilities at December 31, 2018. The estimated timing of recognition of amounts included in contract liabilities at March 31, 2019 are as follows: 2019—$7.1 million; 2020—$3.5 million; 2021—$3.0 million; 2022 and beyond—$7.4 million. During the three months ended March 31, 2019, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

The Company’s accounts receivable consists of amounts due from customers throughout the United States. Collateral is generally not required. A majority of the Company’s contracts have payment terms in the month of service, or within a few months thereafter. The timing of payments from customers from time to time generate contract assets or contract liabilities; however, these amounts are immaterial.

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has contracts with the Commonwealth of Virginia (the “Virginia Contracts”). The Company began providing Medicaid managed long-term services and supports to enrollees in the Commonwealth Coordinated Care Plus (“CCC Plus”) program on August 1, 2017. The CCC Plus contract expires annually on December 31, and automatically renews annually on January 1 for a period of five calendar years, with potential of up to five 12-month extensions. The Commonwealth of Virginia has the right to terminate the CCC Plus contract with cause at any time and for convenience upon 90 days’ notice. On August 1, 2018, the Company began providing integrated healthcare services to Medicaid enrollees in the Commonwealth of Virginia under the Medallion 4.0/FAMIS Managed Care Program (“Medallion”). The initial term of the Medallion contract is from August 1, 2018 through June 30, 2019, with six 12- month renewal options. The Commonwealth of Virginia has the right to terminate the Medallion contract with cause at any time and for convenience upon 180 days’ notice. The Virginia Contracts generated net revenues of $117.3 million and $193.9 million for the three months ended March 31, 2018 and 2019, respectively.

The Company had a contract with the State of New York (the “New York Contract”) to provide integrated managed care services to Medicaid and Medicare enrollees in the State of New York. The Company’s New York Contract terminated on December 31, 2016; however, the Company, along with other participating managed care plans in the state, continues to provide services while a new contract is being finalized. The Company began recognizing revenue in relation to the New York Contract on January 1, 2014 as a result of the acquisition of AlphaCare Holdings, Inc. The Company’s revenues under the New York Contracts increased starting on November 1, 2017 as a result of the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

acquisition of SWH Holdings, Inc. The New York Contracts generated net revenues of $180.5 million and $195.2 million for the three months ended March 31, 2018 and 2019, respectively.

The Company has contracts with the Commonwealth of Massachusetts (the “Massachusetts Contracts”) to provide integrated managed care services to Medicaid and Medicare enrollees in the Commonwealth of Massachusetts. Medicaid services are provided under a Senior Care Options contract (“SCO Contract”) which began on January 1, 2016 and extends through December 31, 2020, with the potential for up to five additional one year extensions. The Commonwealth of Massachusetts may terminate the contract with cause without prior notice and upon 180 days’ notice without cause. Medicare services are provided under a one-year contract with the Center for Medicare and Medicaid Services (“CMS”). The CMS contract currently extends through December 31, 2019. The Company began recognizing revenue in relation to the Massachusetts Contracts on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The Massachusetts Contracts generated net revenues of $163.7 million and $179.2 million for the three months ended March 31, 2018 and 2019, respectively.

Customers exceeding ten percent of segment net revenues

In addition to the Massachusetts Contract, New York Contract and Virginia Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2018 and 2019 (in thousands):

Segment	Term Date	2018	2019
Healthcare
Customer A	December 31, 2023	$152,386	$62,929

Pharmacy Management
Customer B	March 31, 2021	91,442	89,340

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $136.9 million and $131.7 million for the three months ended March 31, 2018 and 2019, respectively. Net revenues from members in relation to its contracts with CMS in aggregate totaled $98.4 million and $63.3 million for the three months ended March 31, 2018 and 2019, respectively. As of December 31, 2018 and March 31, 2019, the Company had $131.0 million and $128.4 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $84.6 million and $79.5 million for the three months ended March 31, 2018 and 2019, respectively.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

Leases

The Company leases certain office space, distribution centers, land and equipment. We assess our contracts to determine if it contains a lease. This assessment is based on (i) the right to control the use of an identified asset; (ii) the right to obtain substantially all of the economic benefits from the use of the identified asset; and (iii) the right to use the identified asset. The Company elected the short-term lease practical expedient; thus, leases with an initial term of twelve months or less are not capitalized and the expense is recognized on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of renewal options are at the sole discretion of the Company. Renewal options that the Company is reasonably certain to accept are recognized as part of the ROU asset.

Operating leases are included in other long-term assets, accrued liabilities and deferred credits and other long-term liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, current debt, capital lease deferred financing obligations and long-term debt, capital lease and deferred financing obligations in the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments per the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As the rate implicit in most of our leases is not readily determinable, the Company used its incremental borrowing rate to determine the present value of lease payments.

The following table shows the components of lease expenses for the three months ended March 31, 2019 (in thousands):

Three months ended March 31, 2019
Operating lease cost	$4,725
Finance lease cost:
Amortization of right-of-use asset	940
Interest on lease liabilities	216
Total finance lease cost	1,156
Short-term lease cost	318
Variable lease cost	874
Total lease cost	7,073
Sublease income	(98)
Net lease cost	$6,975

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

The following table shows the components of the lease assets and liabilities as of March 31, 2019 (in thousands):

March 31, 2019
Operating leases:
Other long-term assets	$56,008

Accrued liabilities	$14,200
Deferred credits and other long-term liabilities	50,015
Total operating lease liabilities	$64,215

Finance leases:
Property and equipment, net	$15,611

Current debt, finance lease and deferred financing obligations	$4,192
Long-term debt, finance lease and deferred financing obligations	16,936
Total finance lease liabilities	$21,128

The maturity dates of the Company’s leases as of March 31, 2019 are summarized below (in thousands):

March 31, 2019
2019	$14,648
2020	16,885
2021	16,248
2022	15,217
2023	11,228
2024 and beyond	13,672
Total lease payments	87,898
Less interest	(2,555)
Present value of lease liabilities	$85,343

The following table shows the weighted average remaining lease term and discount rate as of March 31, 2019:

March 31, 2019
Weighted average remaining lease term
Operating leases	4.81
Finance leases	5.33
Weighted average discount rate
Operating leases	4.79%
Finance leases	4.53%

Supplemental cash flow information relating to leases is as follows (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,445
Operating cash flows from finance leases	1,035
Financing cash flows from finance leases	222
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	26
Finance leases	—

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2018 and March 30, 2019 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$263,462	$—	$263,462
Investments:
U.S. Government and agency securities	67,815	—	—	67,815
Obligations of government-sponsored enterprises (2)	—	5,229	—	5,229
Corporate debt securities	—	292,049	—	292,049
Certificates of deposit	—	20,650	—	20,650
Total assets held at fair value	$67,815	$581,390	$—	$649,205

Liabilities
Contingent consideration	$—	$—	$10,124	$10,124
Total liabilities held at fair value	$—	$—	$10,124	$10,124

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$219,855	$—	$219,855
Investments:
U.S. Government and agency securities	109,504	—	—	109,504
Obligations of government-sponsored enterprises (2)	—	5,244	—	5,244
Corporate debt securities	—	295,473	—	295,473
Certificates of deposit	—	20,150	—	20,150
Total assets held at fair value	$109,504	$540,722	$—	$650,226

Liabilities
Contingent consideration	$—	$—	$2,268	$2,268
Total liabilities held at fair value	$—	$—	$2,268	$2,268

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

(1)	Excludes $8.8 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $13.6 million of cash held in bank accounts by the Company.

For the three months ended March 31, 2019, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable, accounts payable and revolving loan borrowings, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $382.0 million as of March 31, 2019 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $323.8 million as of March 31, 2019 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

As of December 31, 2018 and March 31, 2019, the Company estimated undiscounted future contingent payments of $10.6 million and $2.6 million, respectively. As of March 31, 2019, the aggregate amount and projected date of future potential contingent consideration payments $2.6 million in 2020.

As of December 31, 2018, the fair value of the short-term and long-term contingent consideration was $8.0 million and $2.1 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of March 31, 2019, the fair value of the long-term contingent consideration was $2.3 million and is included in long-term contingent consideration in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2019, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of comprehensive income.

The following table summarizes the Company’s liability for contingent consideration for the three months ended March 31, 2019 (in thousands):

March 31,
2019
Balance as of beginning of period	$10,124
Changes in fair value	144
Payments	(8,000)
Balance as of end of period	$2,268

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. At March 31, 2019, the Company’s excess

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

capital and undistributed earnings for the Company’s regulated subsidiaries of $88.4 million are included in cash and cash equivalents.

Investments

If a debt security is in an unrealized loss position and the Company has the intent to sell the debt security, or it is more likely than not that the Company will have to sell the debt security before recovery of its amortized cost basis, the decline in value is deemed to be other‑than‑temporary and is recorded to other‑than‑temporary impairment losses recognized in income in the consolidated statements of comprehensive income. For impaired debt securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other‑than‑temporary impairment is recognized in other‑than‑temporary impairment losses recognized in net income and the non‑credit component of the other‑than‑temporary impairment is recognized in other comprehensive income in the consolidated statements of comprehensive income.

As of December 31, 2018 and March 31, 2019, there were no material unrealized losses that the Company determined to be other‑than‑temporary. No realized gains or losses were recorded for the three months ended March 31, 2018 or 2019. The following is a summary of short‑term and long‑term investments at December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$67,870	$17	$(72)	$67,815
Obligations of government-sponsored enterprises (1)	5,257	—	(28)	5,229
Corporate debt securities	292,392	6	(349)	292,049
Certificates of deposit	20,650	—	—	20,650
Total investments at December 31, 2018	$386,169	$23	$(449)	$385,743

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$109,476	$62	$(34)	$109,504
Obligations of government-sponsored enterprises (1)	5,255	—	(11)	5,244
Corporate debt securities	295,496	64	(87)	295,473
Certificates of deposit	20,150	—	—	20,150
Total investments at March 31, 2019	$430,377	$126	$(132)	$430,371

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

The maturity dates of the Company’s investments as of March 31, 2019 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2019	$334,859	$334,841
2020	95,518	95,530
Total investments at March 31, 2019	$430,377	$430,371

Income Taxes

The Company’s effective income tax rates were (0.7) percent and 55.6 percent for the three months ended March 31, 2018 and 2019, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the three months ended March 31, 2018 is negative (a tax benefit) primarily due to more significant tax deductions in 2018 in excess of recognized stock compensation expense. The effective income tax rate for the three months ended March 31, 2019 is higher than the federal and state statutory rates primarily due to recognized stock compensation expense in excess of tax deductions.

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

During 2018, the Internal Revenue Service (“IRS”) began examinations of the following federal consolidated income tax returns: (i) the Company for the year ended December 31, 2015, (ii) SWH Holdings, Inc. for the year ended December 31, 2016, and (iii) AlphaCare Holdings for the year ended December 31, 2016. During 2018, the IRS concluded its review of the Company’s 2015 return. In resolution of that examination, the Company paid federal taxes of $0.3 million in the quarter ended September 30, 2018. On April, 18, 2019, the Company received a “no change” letter regarding the AlphaCare Holdings examination. The IRS has made no tax assessments in connection with the SWH Holdings, Inc. examination, although the review could lead to proposed adjustments to the reported tax liability. Under the terms of the SWH Holdings, Inc. Agreement and Plan of Merger, the previous owners of SWH Holdings, Inc. provided the Company with an indemnification with respect to any such pre-acquisition period tax liabilities.

Net Operating Loss Carryforwards

The Company has $27.7 million of federal net operating loss carryforwards (“NOLs”) available to reduce consolidated taxable income in 2019 and subsequent years. These NOLs (including $27.1 million incurred by AlphaCare prior to its membership in the Magellan consolidated group) will expire in 2019 through 2035 if not used and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs is subject to limitations under the Internal Revenue Code as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any federal NOLs before they expire. The Company and its subsidiaries also have $88.2 million of NOLs available to reduce state and local taxable income at certain subsidiaries in 2019 and subsequent years. Most of these NOLs will expire in 2019 through 2038 if not used and are subject to examination and adjustment by the respective tax authorities. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and use. Other than those considered in determining the valuation allowances discussed below, the Company does not believe these limitations will restrict the Company’s ability to use any of these state and local NOLs before they expire.

Deferred tax assets as of December 31, 2018 and March 31, 2019 are shown net of valuation allowances of $1.5 million. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company’s deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations.

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non‑deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee,

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

the fee may have a material impact on the Company. On January 23, 2018, the United States Congress passed the Continuing Resolution which imposed a one-year moratorium on the HIF fee, suspending its application for 2019. For 2018 the HIF fee was $29.9 million which was paid in 2018.

Stock Compensation

At December 31, 2018 and March 31, 2019, the Company had equity‑based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. The Company recorded stock compensation expense of $7.6 million and $9.6 million for the three months ended March 31, 2018 and 2019, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2019 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2019 was $20.61 as estimated using the Black‑Scholes‑Merton option pricing model, which also assumed an expected volatility of 35.07 percent based on the historical volatility of the Company’s stock price.

For the three months ended March 31, 2018 the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $4.1 million and was included as a reduction of tax expense. For the three months ended March 31, 2019 the tax on deficiencies (net of the tax deductions in excess of recognized stock compensation expense) was $0.8 million and was included as an increase to income tax expense.

Summarized information related to the Company’s stock options for the three months ended March 31, 2019 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,352,609	$68.10
Granted	409,124	66.03
Forfeited	(30,835)	84.51
Exercised	(41,496)	49.28
Outstanding, end of period	2,689,402	$67.89
Vested and expected to vest at end of period	2,666,529	$67.84
Exercisable, end of period	1,828,120	$63.73

All of the Company’s options granted during the three months ended March 31, 2019 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the three months ended March 31, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	11,795	$89.05
Awarded	—	—
Vested	—	—
Forfeited	—	—
Outstanding, ending of period	11,795	89.05

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the three months ended March 31, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	156,750	$86.68
Awarded	184,074	66.57
Vested	(67,308)	81.77
Forfeited	(4,759)	92.34
Outstanding, ending of period	268,757	74.03

Grants of RSAs vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the three months ended March 31, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	209,019	$103.38
Awarded	83,087	100.31
Vested	(43,109)	97.12
Forfeited	(12,157)	97.12
Outstanding, end of period	236,840	103.76

The weighted average estimated fair value of the PSUs granted in the three months ended March 31, 2019 was $100.31, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 2.51%, and expected volatility of 19% to 82% (average of 36%). The PSUs granted in the three months ended March 31, 2019, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2021 and vesting on March 5, 2022, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled is calculated as a percentage of the award target and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled varies from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2022 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2019, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 48 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Long-Term Debt and Finance Lease Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes were issued at a discount and had a carrying value of $399.3 million as of December 31, 2018 and March 31, 2019.

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the three months ended March 31, 2019, the weighted average interest rate was approximately 4.2609 percent.

As of March 31, 2019, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2019—$13.1 million; 2020—$17.5 million; 2021—$17.5 million; 2022—$17.5 million; and 2023—$258.1 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2018 and March 31, 2019, the Company had no revolving loan borrowings. At March 31, 2019, the Company had a borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt, capital lease and deferred financing obligations are deferred loan and bond issuance costs as of December 31, 2018 and March 31, 2019 of $5.9 million and $6.8 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2018 and March 31, 2019 of $66.1 million and $66.4 million, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

Finance Lease and Deferred Financing Obligations

There were $31.2 million and $31.6 million of finance lease and deferred financing obligations at December 31, 2018 and March 31, 2019, respectively. The Company’s finance lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance lease assets was $51.9 million and $55.6 million at December 31, 2018 and March 31, 2019, respectively.

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three months ended March 31:

	Three Months Ended
	March 31,
	2018	2019
Numerator:
Net income	$11,452	$431
Denominator:
Weighted average number of common shares outstanding—basic	24,349	23,946
Common stock equivalents—stock options	806	111
Common stock equivalents—RSAs	24	7
Common stock equivalents—RSUs	77	19
Common stock equivalents—PSUs	353	124
Common stock equivalents—employee stock purchase plan	3	6
Weighted average number of common shares outstanding—diluted	25,612	24,213
Net income per common share—basic	$0.47	$0.02
Net income per common share—diluted	$0.45	$0.02

The weighted average number of common shares outstanding for the three months ended March 31, 2018 and 2019 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2018 and 2019 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 0.2 million and 1.2 million options for the three months ended March 31, 2018 and 2019, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

March 31, 2019

(Unaudited)

such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company’s segments are defined in Note A—“General.”

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2018
Managed care and other revenue	$1,157,601	$62,307	$(145)	$1,219,763
PBM revenue	—	632,198	(46,884)	585,314
Cost of care	(928,661)	—	—	(928,661)
Cost of goods sold	—	(604,913)	45,248	(559,665)
Direct service costs and other	(186,246)	(75,586)	(7,245)	(269,077)
Stock compensation expense (1)	2,950	1,485	3,211	7,646
Changes in fair value of contingent consideration (1)	233	—	—	233
Segment Profit (Loss)	$45,877	$15,491	$(5,815)	$55,553

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2019
Managed care and other revenue	$1,164,253	$59,895	$(169)	$1,223,979
PBM revenue	—	556,565	(41,055)	515,510
Cost of care	(941,961)	—	—	(941,961)
Cost of goods sold	—	(530,207)	40,414	(489,793)
Direct service costs and other	(179,190)	(79,635)	(13,099)	(271,924)
Stock compensation expense (1)	1,750	1,672	6,185	9,607
Changes in fair value of contingent consideration (1)	144	—	—	144
Segment Profit (Loss)	$44,996	$8,290	$(7,724)	$45,562

(1)

Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended
	March 31,
	2018	2019
Income before income taxes	$11,377	$970
Stock compensation expense	7,646	9,607
Changes in fair value of contingent consideration	233	144
Depreciation and amortization	30,407	30,708
Interest expense	8,366	9,107
Interest and other income	(2,476)	(4,974)
Segment Profit	$55,553	$45,562

NOTE D—Commitments and Contingencies

Legal

The Company’s operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and, therefore, require the Company to incur significant fees and costs related to their defense.

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

A Pharmacy Management segment network provider and the Company are currently in dispute regarding pricing and associated calculations pertaining to network reconciliations for a multi-year period. Depending upon the resolution of the dispute, the Company could incur liability to this provider. The unrecorded, potential loss related to these network reconciliations is estimated to range from $0 to $20 million. The ultimate resolution of this matter, if unfavorable, could be material to the Company’s results of operations.

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, AFSC, conducts business with federal agency customers and federal contractors to such agencies. The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company is voluntarily responding to government requests for further information regarding the Company’s investigation. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2019

(Unaudited)

or debarred from government contracting. AFSC generated approximately 2% of the Company’s total revenue for the year ended December 31, 2018 and three months ended March 31, 2019.

Stock Repurchases

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. As of March 31, 2019, the remaining capacity under the 2015 Repurchase Program was $186.3 million. The board also extended the program from October 22, 2018 to October 22, 2020. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - March 31, 2019	60,901	61.15	3.7
	3,359,140		$213.7

The Company made no share repurchases from April 1, 2019 through April 26, 2019.

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

Results of Operations

The following table summarizes, for the periods indicated, consolidated operating results (in thousands):

	Three Months Ended
	March 31,		Change
Consolidated Results	2018	2019	'18 vs '19
Statement of Operations Data:
Net revenue	$1,805,077	$1,739,489	(3.6%)
Cost of Care	928,661	941,961	1.4%
Cost of goods sold	559,665	489,793	(12.5%)
Direct service costs and other operating expenses (1)(2)	269,077	271,924	1.1%
Depreciation and amortization	30,407	30,708	1.0%
Interest expense	8,366	9,107	8.9%
Interest and other income	(2,476)	(4,974)	100.9%
Income before income taxes	11,377	970	(91.5%)
(Benefit) provision for income taxes	(75)	539	(818.7%)
Net income	$11,452	$431	(96.2%)

(1)	Includes stock compensation expense of $7,646 and $9,607 for the three months ended March 31, 2018 and 2019, respectively.
(1)	Includes changes in fair value of contingent consideration of $233 and $144 for the three months ended March 31, 2018 and 2019, respectively.

Quarter ended March 31, 2019 (“Current Year Quarter”) compared to Quarter ended March 31, 2018 (“Prior Year Quarter”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense increased by 1.0 percent or $0.3 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset additions after the Prior Year Quarter.

Interest expense

Interest expense increased by $0.7 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher interest rates.

Interest and other income

Interest income increased by $2.5 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields.

Income taxes

The Company’s effective income tax rates were (0.7) percent and 55.6 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Prior Year Quarter is negative (a tax benefit) primarily due to more significant tax deductions in 2018 in excess of recognized stock compensation expense. The effective income tax rate for the Current Year Quarter is higher than the federal and state statutory rates primary due to recognized stock compensation expense in excess of tax deductions.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended
	March 31,		Change
Healthcare Segment Results	2018	2019	'18 vs '19
Behavioral & Specialty Health revenue
Risk-based, non-EAP	$373,052	$361,808	(3.0%)
EAP risk-based	94,658	89,617	(5.3%)
ASO	62,639	55,203	(11.9%)
Magellan Complete Care revenue
Risk-based, non-EAP	613,829	642,571	4.7%
ASO	13,423	15,054	12.2%
Managed care and other revenue	1,157,601	1,164,253	0.6%
Cost of care	928,661	941,961	1.4%
	228,940	222,292	(2.9%)
Direct service costs and other	186,246	179,190	(3.8%)
	42,694	43,102	1.0%
Stock compensation expense	2,950	1,750	(40.7%)
Changes in fair value of contingent consideration	233	144
Segment Profit	$45,877	$44,996	(1.9%)

Direct service cost as % of revenue	16.1%	15.4%
MLR Behavioral & Specialty Health risk	86.8%	86.0%
MLR Behavioral & Specialty Health EAP risk	68.9%	64.8%
MLR Magellan Complete Care risk	87.9%	89.2%

Membership
Behavioral & Specialty Health
Risk (1)	12,334	11,754	(4.7%)
EAP risk	15,343	15,227	(0.8%)
ASO	29,533	26,719	(9.5%)
Magellan Complete Care
Risk	131	139	6.1%
ASO	21	23	9.5%
	57,362	53,862	(6.1%)

(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue increased by 0.6 percent or $6.7 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $89.7 million, program changes of $15.7 million, favorable rate changes partially offset by decreased membership of $9.8 million and the revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $1.3 million. These increases were partially offset by terminated contracts of $93.1 million, net revenue recorded for HIF fees in the Prior Year Quarter of $7.8 million, the revenue impact of net favorable prior period medical claims development recorded in the Current Year Quarter of $3.1 million, unfavorable retroactive rate adjustments in the Current Year Quarter of $3.1 million and other net unfavorable variances of $2.7 million.

Cost of care

Cost of care increased by 1.4 percent or $13.3 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to the care cost for new contracts implemented after (or during) the Prior Year Quarter of

$78.6 million, program changes of $12.6 million, net favorable prior period medical claims recorded in the Prior Year Quarter of $6.5 million and care trends and other net unfavorable variances of $38.5 million. These increases were partially offset by terminated contracts of $75.0 million, favorable medical claims development for the Prior Year Quarter which was recorded after the Prior Year Quarter of $19.9 million, decreased membership of $17.5 million and favorable prior period care development recorded in the Current Year Quarter of $10.5 million. For our behavioral specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) decreased from 86.8 percent in Prior Year Quarter to 86.0 percent in the Current Year Quarter primarily due to the net impact of prior period medical claims development and business mix. For our MCC contracts, cost of care increased as a percentage of risk revenue from 87.9 percent in the Prior Year Quarter to 89.2 percent in the Current Year Quarter mainly due to HIF fees in the Prior Year Quarter and care trends in excess of rate increases.

Direct service costs and other

Direct service costs decreased by 3.8 percent or $7.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to HIF fees incurred in the Prior Year Quarter and lower corporate allocations. Direct service costs decreased as a percentage of revenue from 16.1 percent in the Prior Year Quarter to 15.4 percent in the Current Year Quarter, primarily due to HIF fees in the Prior Year Quarter.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended
	March 31,		Change
Pharmacy Segment Results	2018	2019	'18 vs '19
Formulary management	$20,377	$17,183	(15.7%)
PBA and other	41,930	42,712	1.9%
Managed care and other revenue	62,307	59,895	(3.9%)
PBM, including dispensing	533,792	493,224	(7.6%)
Medicare Part D	98,406	63,341	(35.6%)
PBM revenue	632,198	556,565	(12.0%)
Total net revenue	694,505	616,460	(11.2%)
Cost of goods sold	604,913	530,207	(12.3%)
	89,592	86,253	(3.7%)
Direct service costs and other	75,586	79,635	5.4%
	14,006	6,618	(52.7%)
Stock compensation expense	1,485	1,672	12.6%
Segment Profit	$15,491	$8,290	(46.5%)

Direct service cost as % of revenue	10.9%	12.9%
COGS as % of PBM revenue	95.7%	95.3%

Pharmacy Operational Statistics
Adjusted commercial network claims	7,552	6,845
Adjusted PBA claims	18,089	19,867
Total adjusted claims	25,641	26,712

Generic dispensing rate	86.8%	87.6%
Commercial PBM covered lives	2,023	1,910
Medical pharmacy covered lives	13,870	13,936
Total states and DC that participate in PBA	27	27

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue decreased by 3.9 percent or $2.4 million from the Prior Year Quarter to the Current Year Quarter primarily due to decreased formulary management revenue for terminated contracts.

PBM revenue

PBM revenue decreased by 12.0 percent or $75.6 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to lower revenue from terminated contracts of $82.3 million, net decreased membership and utilization of $15.1 million and other net unfavorable variances of $0.4 million. These decreases were partially offset by new business of $22.2 million.

Cost of goods sold

Cost of goods sold decreased by 12.3 percent or $74.7 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $81.6 million, net decreased membership and utilization of $12.3 million, network guarantees in the Prior Year Quarter of $4.3 million and other net favorable variances of $0.3 million. These decreases were partially offset by new contracts of $21.1 million and network guarantee penalties in the Current Year Quarter of $2.7 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased slightly from 95.7 percent in the Prior Year Quarter to 95.3 percent in the Current Year Quarter.

Direct service costs and other

Direct service costs increased by 5.4 percent or $4.0 million from the Prior Year Quarter to the Current Year Quarter primarily due higher discretionary benefits and corporate allocations. Direct service costs increased as a percentage of revenue from 10.9 percent in the Prior Year Quarter to 12.9 percent in the Current Year Quarter primarily due to a decrease in revenue from net decreased membership and terminated contracts.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended
	March 31,		Change
Corporate Segment & Eliminations	2018	2019	'18 vs '19
Managed care and other revenue	$(145)	$(169)	16.6%
PBM revenue	(46,884)	(41,055)	(12.4%)
Cost of goods sold	45,248	40,414	(10.7%)
	(1,781)	(810)	(54.5%)
Direct service costs and other	7,245	13,099	80.8%
	(9,026)	(13,909)	54.1%
Stock compensation expense	3,211	6,185	92.6%
Segment Loss	$(5,815)	$(7,724)	32.8%

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss increased by 32.8 percent or $1.9 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher discretionary benefits. As a percentage of revenue, the Corporate segment loss increased from 0.3 percent in the Prior Year Quarter to 0.4 percent in the Current Year Quarter primarily due to net decreased revenue, mainly from terminated contracts, and higher discretionary benefits.

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

Non‑GAAP Measures

The Company reports its financial results in accordance with GAAP; however, the Company’s management also assesses business performance and makes business decisions regarding the Company’s operations using certain non‑GAAP measures.

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

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended
	March 31,
	2018	2019
Income before income taxes	$11,377	$970
Stock compensation expense	7,646	9,607
Changes in fair value of contingent consideration	233	144
Depreciation and amortization	30,407	30,708
Interest expense	8,366	9,107
Interest and other income	(2,476)	(4,974)
Segment Profit	$55,553	$45,562

The following table reconciles Adjusted Net Income to net income (in thousands):

	Three Months Ended
	March 31,
	2018	2019
Net income	$11,452	$431
Adjusted for acquisitions starting in 2013
Stock compensation expense	262	—
Changes in fair value of contingent consideration	233	144
Amortization of acquired intangibles	11,871	12,272
Tax impact	(3,013)	(3,282)
Adjusted Net Income	$20,805	$9,565

The following table reconciles Adjusted EPS to net income per common share—diluted:

	Three Months Ended
	March 31,
	2018	2019
Net income per common share—diluted	$0.45	$0.02
Adjusted for acquisitions starting in 2013
Stock compensation expense	0.01	—
Changes in fair value of contingent consideration	0.01	0.01
Amortization of acquired intangibles	0.46	0.50
Tax impact	(0.12)	(0.13)
Adjusted EPS	$0.81	$0.40

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

Interest Rate Risk.  Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of March 31, 2019, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities.  The Company reported net cash provided by operating activities of $81.0 million and $35.4 million for the Prior Year Quarter and Current Year Quarter, respectively. The $45.6 million decrease in operating cash flows from the Prior Year Quarter is mainly attributable to unfavorable working capital changes and lower segment profit, partially offset by lower tax payments.

The net unfavorable impact of working capital changes between periods totaled $39.4 million. For the Prior Year Quarter, operating cash flows were impacted by net favorable working capital changes of $42.6 million, largely attributable to timing related to receivables and payables partially offset by discretionary benefits. For the Current Year Quarter, operating cash flows were impacted by net favorable working capital changes of $3.1 million, mainly attributable to timing.

Segment Profit for the Current Year Quarter decreased $10.0 million from the Prior Year Quarter.

Investing Activities.  The Company utilized $19.5 million and $12.6 million during the Prior Year Quarter and the Current Year Quarter, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Quarter were $6.3 million and $13.2 million, respectively, as compared to additions for the Current Year Quarter related to hard assets and capitalized software of $3.6 million and $9.0 million, respectively.

During the Prior Year Quarter and the Current Year Quarter, the Company used $23.9 million and $44.0 million, respectively, for the net purchase of "available-for-sale" securities.

Financing Activities.  During the Prior Year Quarter, the Company paid $54.4 million on debt obligations, $1.5 million on capital lease obligations and had other net unfavorable items of $3.1 million. In addition, the Company received $16.9 million from the exercise of stock options.

During the Current Year Quarter, the Company paid $4.4 million on debt obligations, $6.2 million for payments on contingent consideration, $4.1 million for the repurchase of treasury stock under the Company's share repurchase program, $2.9 million on capital lease obligations and had other net unfavorable items of $1.7 million. In addition, the Company received $2.0 million from the exercise of stock options.

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

Stock Repurchases.  On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. As of March 31, 2019, the remaining capacity under the 2015 Repurchase Program was $186.3 million. See Note D—“Commitments and Contingencies” for more information on the Company’s share repurchase program.

Off‑Balance Sheet Arrangements.  As of March 31, 2019, the Company has no material off‑balance sheet arrangements.

Credit Agreement.    On September 22, 2017, the Company entered into the 2017 Credit Agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower. On August 13, 2018, the Company entered into an amendment to the 2017 Credit Agreement, which extended the maturity date by one year. On February 27, 2019, the Company entered into a second amendment to the 2017 Credit Agreement, which amended the total leverage ratio covenant, and which was necessary in order for the Company to remain in compliance with the terms of the 2017 Credit Agreement. The 2017 Credit Agreement is scheduled to mature on September 22, 2023. See Note A—“General” for more information on the 2017 Credit Agreement.

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of March 31, 2019, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company can include, among other things, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. In addition, the Company also makes estimates in relation to revenue recognition under ASC 606 which are explained in more detail in Note A—“General – Revenue Recognition.” Actual results could differ from those estimates. Except as noted above, the Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10‑K, filed with the SEC on February 28, 2019.

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

•	the impact of healthcare reform legislation;
•	the Mental Health and Substance Abuse Benefit Parity Law and Regulations;
•	government regulation;
•	proposed changes to current Federal law and regulations;
•	noncompliance with regulations;
•	the Company’s participation in Medicare Part D is subject to government regulation;
•	failure to maintain satisfactory Medicare and Medicaid quality performance measures;
•	the unauthorized disclosure of sensitive or confidential member or other information;
•	a breach or failure in the Company’s operational security systems or infrastructure, or those of third parties with which it does business;
•	risk associated with outsourcing services and functions to third parties;
•	the possible impact of additional regulatory scrutiny and liability associated with the Company’s Pharmacy Management segment;
•	the inability to realize the value of goodwill and intangible assets;
•	pending or future actions or claims for professional liability;
•	claims brought against the Company that either exceed the scope of the Company’s liability coverage or result in denial of coverage;
•	class action suits and other legal proceedings;
•	negative publicity;
•	the impact of governmental investigations;
•	the impact of varying economic and market conditions on the Company’s investment portfolio;
•	the state of the national economy and adverse changes in economic conditions;
•	the Company’s ability to successfully implement its margin improvement initiatives and plans;
•	tax matters, including changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes; and
•	the impact to contingent consideration as a result of changes in operational forecasts and probabilities of payment.

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward‑looking statements is set forth under the heading “Risk Factors” in Item 1A of Magellan’s Annual Report on Form 10‑K for the year ended December 31, 2018. When used in this Quarterly Report on Form 10‑Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward‑looking statements. Magellan undertakes no obligation to update or revise forward‑looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of March 31, 2019, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4.  Controls and Procedures

a) The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act), as of March 31, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

b) Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company’s operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients whose care is being managed by the Company. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and, therefore, require the Company to incur significant fees and costs related to their defense.

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

Item 1A.  Risk Factors.

There has been no material change in our risk factors as disclosed in Part I—Item 1A—“Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. Pursuant to this program, the Company made open market purchases during the three months ended March 31, 2019 as follows (approximate dollar value of shares that may yet to be purchased under the plan is reflected in millions):

	Total number	Average	Total Number of Shares	Approximate Dollar Value of
	of Shares	Price Paid	Purchased as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share(1)	Announced Plans or Programs	Purchased Under the Plans(1)(2)
January 1 - 31, 2019	50,537	$60.64	50,537	$186.9
February 1 - 28, 2019	10,364	63.66	10,364	186.3
March 1 - 31, 2019	—	—	—	186.3
	60,901		60,901

(1)

Excludes amounts that could be used to repurchase shares acquired under the Company’s equity incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock units.

(2)	Excludes broker commissions.

The Company made no share repurchases from April 1, 2019 through April 26, 2019.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index.

C

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Form of Stock Option Agreement, relating to options granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 7, 2019 and is incorporated herein by reference.

10.2

Form of Notice of Stock Option Grant, relating to options granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 7, 2019 and is incorporated herein by reference.

10.3

Form of Performance-Based Restricted Stock Unit Agreement, relating to performance-based restricted stock units granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on March 7, 2019 and is incorporated herein by reference.

10.4

Form of Notice of Performance-Based Restricted Stock Unit Award, relating to performance-based restricted stock units granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8-K, which was filed on March 7, 2019 and is incorporated herein by reference.

10.5

Agreement dated as of March 28, 2019, by and among Magellan Health, Inc. and Starboard Value LP and certain of its affiliates, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 29, 2019 and is incorporated herein by reference.

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
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2019	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)