Form 10-Q
period 2019-06-30
MAGELLAN HEALTH INC
filed 2019-07-30
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MGLN	The NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Magellan Health Inc.’s common stock outstanding as of June 30, 2019 was 24,400,553.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		June 30,
	December 31,	2019
	2018	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($160,967 and $105,468 restricted at December 31, 2018 and June 30, 2019, respectively)	$272,308	$260,352
Accounts receivable, net	756,059	810,431
Short-term investments ($363,840 and $350,060 restricted at December 31, 2018 and June 30, 2019, respectively)	382,582	371,678
Pharmaceutical inventory	40,818	45,611
Other current assets ($43,401 and $45,896 restricted at December 31, 2018 and June 30, 2019, respectively)	95,400	96,529
Total Current Assets	1,547,167	1,584,601
Property and equipment, net	150,748	145,182
Long-term investments ($2,854 and $22,841 restricted at December 31, 2018 and June 30, 2019, respectively)	3,161	22,841
Deferred income taxes	3,411	3,212
Other long-term assets	24,530	107,431
Goodwill	1,018,156	1,018,156
Other intangible assets, net	231,883	196,368
Total Assets	$2,979,056	$3,077,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$72,077	$75,436
Accrued liabilities	231,356	260,980
Short-term contingent consideration	8,000	119
Medical claims payable	393,547	401,289
Other medical liabilities	169,639	166,226
Current debt, finance lease and deferred financing obligations	24,274	21,077
Total Current Liabilities	898,893	925,127
Long-term debt, finance lease and deferred financing obligations	728,608	712,650
Deferred income taxes	11,167	11,998
Tax contingencies	16,478	17,264
Long-term contingent consideration	2,124	—
Deferred credits and other long-term liabilities	36,483	76,482
Total Liabilities	1,693,753	1,743,521
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2018 and June 30, 2019-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2018 and June 30, 2019-Issued and outstanding-53,536 and 23,935 shares at December 31, 2018, respectively, and 54,063 and 24,401 shares at June 30, 2019, respectively	535	541
Other Stockholders’ Equity:
Additional paid-in capital	1,326,645	1,364,693
Retained earnings	1,419,449	1,433,348
Accumulated other comprehensive (loss) income	(324)	415
Treasury stock, at cost, 29,601 and 29,662 shares at December 31, 2018 and June 30, 2019, respectively	(1,461,002)	(1,464,727)
Total Stockholders’ Equity	1,285,303	1,334,270
Total Liabilities and Stockholders’ Equity	$2,979,056	$3,077,791

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Net revenue:
Managed care and other	$1,215,340	$1,283,143	$2,435,103	$2,507,122
PBM	595,583	505,193	1,180,897	1,020,703
Total net revenue	1,810,923	1,788,336	3,616,000	3,527,825
Costs and expenses:
Cost of care	935,814	1,001,886	1,864,475	1,943,847
Cost of goods sold	558,419	461,187	1,118,084	950,980
Direct service costs and other operating expenses (1)(2)	259,152	266,434	528,229	538,358
Depreciation and amortization	33,848	33,490	64,255	64,198
Interest expense	8,678	9,141	17,044	18,248
Interest and other income	(3,363)	(5,021)	(5,839)	(9,995)
Total costs and expenses	1,792,548	1,767,117	3,586,248	3,505,636
Income before income taxes	18,375	21,219	29,752	22,189
Provision for income taxes	4,824	7,606	4,749	8,145
Net income	13,551	13,613	$25,003	$14,044
Net income per common share:
Basic (See Note B)	$0.55	$0.56	$1.02	$0.58
Diluted (See Note B)	$0.53	$0.56	$0.98	$0.58
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities(3)	132	419	(187)	739
Comprehensive income	$13,683	$14,032	$24,816	$14,783
(1)	Includes stock compensation expense of $10,439 and $5,414 for the three months ended June 30, 2018 and 2019, respectively, and $18,085 and $15,021 for the six months ended June 30, 2018 and 2019, respectively.
(2)	Includes changes in fair value of contingent consideration of $70 and $(2,149) for the three months ended June 30, 2018 and 2019, respectively, and $303 and $(2,005) for the six months ended June 30, 2018 and 2019, respectively.
(3)	Net of income tax provision (benefit) of $42 and $131 for the three months ended June 30, 2018 and 2019, respectively, and $(59) and $231 for the six months ended June 30, 2018 and 2019, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at March 31, 2018	53,398	$534	(28,771)	$(1,397,962)	$1,296,536	$1,406,720	$(699)	$1,305,129
Stock compensation expense	—	—	—	—	10,439	—	—	10,439
Exercise of stock options	79	1	—	—	4,341	—	—	4,342
Issuance of equity	(2)	—	—	—	—	—	—	—
Repurchase of stock	—	—	(149)	(14,823)	—	—	—	(14,823)
Net income	—	—	—	—	—	13,551	—	13,551
Other comprehensive income—other	—	—	—	—	—	—	132	132
Balance at June 30, 2018	53,475	$535	(28,920)	$(1,412,785)	$1,311,316	$1,420,271	$(567)	$1,318,770

Balance at March 31, 2019	53,695	$537	(29,662)	$(1,464,727)	$1,337,849	$1,419,735	$(4)	$1,293,390
Stock compensation expense	—	—	—	—	5,414	—	—	5,414
Exercise of stock options	348	4	—	—	21,430	—	—	21,434
Issuance of equity	20	—	—	—	—	—	—	—
Repurchase of stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	13,613	—	13,613
Other comprehensive income—other	—	—	—	—	—	—	419	419
Balance at June 30, 2019	54,063	$541	(29,662)	$(1,464,727)	$1,364,693	$1,433,348	$415	$1,334,270

Balance at December 31, 2017	52,973	$530	(28,771)	$(1,397,962)	$1,274,811	$1,399,495	$(380)	$1,276,494
Stock compensation expense	—	—	—	—	18,085	—	—	18,085
Exercise of stock options	379	4	—	—	21,472	—	—	21,476
Issuance of equity	123	1	—	—	(3,052)	—	—	(3,051)
Repurchase of stock	—	—	(149)	(14,823)	—	—	—	(14,823)
Net income	—	—	—	—	—	25,003	—	25,003
Other comprehensive (loss)—other	—	—	—	—	—	—	(187)	(187)
Adoption of ASC 606	—	—	—	—	—	(4,227)	—	(4,227)
Balance at June 30, 2018	53,475	$535	(28,920)	$(1,412,785)	$1,311,316	$1,420,271	$(567)	$1,318,770

Balance at December 31, 2018	53,536	$535	(29,601)	$(1,461,002)	$1,326,645	$1,419,449	$(324)	$1,285,303
Stock compensation expense	—	—	—	—	15,021	—	—	15,021
Exercise of stock options	389	5	—	—	23,474	—	—	23,479
Issuance of equity	138	1	—	—	(447)	—	—	(446)
Repurchase of stock	—	—	(61)	(3,725)	—	—	—	(3,725)
Net income	—	—	—	—	—	14,044	—	14,044
Other comprehensive income—other	—	—	—	—	—	—	739	739
Adoption of ASC 842	—	—	—	—	—	(145)	—	(145)
Balance at June 30, 2019	54,063	$541	(29,662)	$(1,464,727)	$1,364,693	$1,433,348	$415	$1,334,270

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2018	2019
Cash flows from operating activities:
Net income	$25,003	$14,044
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	64,255	64,198
Non-cash interest expense	614	679
Non-cash stock compensation expense	18,085	15,021
Non-cash income tax provision (benefit)	(100)	1,026
Non-cash amortization on investments	1,171	(327)
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(179,350)	(51,544)
Pharmaceutical inventory	(9,388)	(4,793)
Other assets	(57,398)	(23,890)
Accounts payable and accrued liabilities	50,322	20,821
Medical claims payable and other medical liabilities	89,932	4,329
Contingent consideration	303	(3,758)
Tax contingencies	721	610
Deferred credits and other long-term liabilities	16,884	(7,429)
Other	69	372
Net cash provided by operating activities	21,123	29,359
Cash flows from investing activities:
Capital expenditures	(37,132)	(27,804)
Acquisitions and investments in businesses, net of cash acquired	—	(320)
Purchases of investments	(334,250)	(295,768)
Proceeds from maturities and sales of investments	227,446	288,290
Net cash used in investing activities	(143,936)	(35,602)
Cash flows from financing activities:
Payments to acquire treasury stock	(14,323)	(4,124)
Proceeds from exercise of stock options	21,476	20,647
Payments on debt, finance lease and deferred financing obligations	(33,912)	(15,543)
Payments on contingent consideration	—	(6,247)
Other	(3,051)	(446)
Net cash used in financing activities	(29,810)	(5,713)
Net decrease in cash and cash equivalents	(152,623)	(11,956)
Cash and cash equivalents at beginning of period	398,732	272,308
Cash and cash equivalents at end of period	$246,109	$260,352

Supplemental cash flow data:
Non-cash investing activities:
Assets acquired under finance leases and deferred financing	$4,623	$3,302

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Healthcare

The Healthcare segment “Healthcare” consists of two reporting units – Behavioral & Specialty Health and Magellan Complete Care (“MCC”).

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

June 30, 2019

(Unaudited)

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

Pharmacy Management contracts with its customers for services using risk-based, gain share or ASO arrangements. In addition, Pharmacy Management provides services to the Healthcare segment for its MCC business.

Corporate

This segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. The FASB also issued various ASUs which subsequently amended ASU 2016-02. These amendments and ASU 2016-02, collectively known as Accounting Standard Codification 842 (“ASC 842”), are effective for annual and interim reporting periods of public entities beginning after December 15, 2018. The Company adopted ASC 842 on a modified retrospective basis on January 1, 2019. The Company applied the transition method which does not require adjustments to comparative periods nor requires modified disclosures in those comparative periods. In addition, the Company elected the package of practical expedients, the practical expedient which permits combining lease and non-lease components (which was applicable to our real estate leases) and the short-term lease practical expedient. The Company implemented new leasing software capable of producing the data to prepare the required accounting and disclosures prescribed by ASC 842. Adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities of $59.8 million and $67.9 million, respectively as of January 1, 2019. The adoption of ASC 842 did not have a material impact on the Company’s consolidated results of operations or cash flows.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

The impact of the adoption of ASC 842 on our consolidated balance sheet as of June 30, 2019 was as follows (in thousands):

	As Reported	Adjustments	Balance Without ASC 842 Adoption
Assets
Other long-term assets	$107,431	$(52,862)	$54,569
Total Assets	3,077,791	(52,862)	3,024,929

Liabilities and Stockholders' Equity
Accrued liabilities	260,980	(11,700)	249,280
Total Current Liabilities	925,127	(11,700)	913,427
Deferred credits and other long-term liabilities	76,482	(41,398)	35,084
Total Liabilities	1,743,521	(53,098)	1,690,423
Retained earnings	1,433,348	236	1,433,584
Total Stockholders' Equity	1,334,270	236	1,334,506
Total Liabilities and Stockholders' Equity	3,077,791	(52,862)	3,024,929

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three and six months ended June 30, 2019 by major service line, type of customer and timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$400,591	$—	$(65)	$400,526
EAP risk-based	87,296	—	—	87,296
ASO	57,995	10,327	(82)	68,240
Magellan Complete Care
Risk-based, non-EAP	659,362	—	—	659,362
ASO	15,398	—	—	15,398
PBM, including dispensing	—	480,167	(44,817)	435,350
Medicare Part D	—	69,843	—	69,843
PBA	—	33,476	—	33,476
Formulary management	—	18,426	—	18,426
Other	—	419	—	419
Total net revenue	$1,220,642	$612,658	$(44,964)	$1,788,336

Type of Customer
Government	$910,543	$173,804	$—	$1,084,347
Non-government	310,099	438,854	(44,964)	703,989
Total net revenue	$1,220,642	$612,658	$(44,964)	$1,788,336

Timing of Revenue Recognition
Transferred at a point in time	$—	$550,010	$(44,817)	$505,193
Transferred over time	1,220,642	62,648	(147)	1,283,143
Total net revenue	$1,220,642	$612,658	$(44,964)	$1,788,336

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

	Six Months Ended June 30, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$762,399	$—	$(143)	$762,256
EAP risk-based	176,913	—	—	176,913
ASO	113,198	18,470	(173)	131,495
Magellan Complete Care
Risk-based, non-EAP	1,301,933	—	—	1,301,933
ASO	30,452	—	—	30,452
PBM, including dispensing	—	973,392	(85,872)	887,520
Medicare Part D	—	133,183	—	133,183
PBA	—	67,453	—	67,453
Formulary management	—	35,609	—	35,609
Other	—	1,011	—	1,011
Total net revenue	$2,384,895	$1,229,118	$(86,188)	$3,527,825

Type of Customer
Government	$1,799,036	$401,852	$—	$2,200,888
Non-government	585,859	827,266	(86,188)	1,326,937
Total net revenue	$2,384,895	$1,229,118	$(86,188)	$3,527,825

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,106,575	$(85,872)	$1,020,703
Transferred over time	2,384,895	122,543	(316)	2,507,122
Total net revenue	$2,384,895	$1,229,118	$(86,188)	$3,527,825

Per Member Per Month (“PMPM”) Revenue.  Almost all of the Healthcare revenue and a small portion of the Pharmacy Management revenue is paid on a PMPM basis. PMPM revenue is inclusive of revenue from the Company’s risk, EAP and ASO contracts and primarily relates to managed care contracts for services such as the provision of behavioral healthcare, specialty healthcare, pharmacy management, or fully integrated healthcare services. PMPM contracts generally have a term of one year or longer, with the exception of government contracts where the customer can terminate with as little as 30 days’ notice for no significant penalty. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is entirely variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for things such as performance incentives, performance guarantees and risk shares. The Company generally estimates the transaction price using an expected value methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service. The remaining transaction price is recognized over the contract period (or portion of the series to which it specifically relates) based upon estimated membership as a measure of progress.

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

Pharmacy Benefit Management Revenue. The Company’s customers for PBM business, including pharmaceutical dispensing operations, are generally comprised of MCOs, employer groups and health plans. PBM

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

relationships generally have an expected term of one year or longer. A master services arrangement (“MSA”) is executed by the Company and the customer, which outlines the terms and conditions of the PBM services to be provided. When a member in the customer’s organization submits a prescription, a claim is created which is presented for approval. The acceptance of each individual claim creates enforceable rights and obligations for each party and represents a separate contract. For each individual claim, the performance obligations are limited to the processing and adjudication of the claim, or dispensing of the products purchased. Generally, the transaction price for PBM services is explicitly listed in each contract and does not represent variable consideration. The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments and any associated administrative fees, when claims are adjudicated or the drugs are shipped. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement, controls the underlying service, and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collection of payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client’s members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. For dispensing, at the time of shipment, the earnings process is complete; the obligation of the Company’s customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund.

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

June 30, 2019

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	June 30,
	2018	2019	$ Change	% Change
Accounts receivable	$786,395	$854,715	$68,320	8.7%
Contract assets	4,647	12,891	8,244	177.4%
Contract liabilities - current	16,853	7,809	(9,044)	(53.7%)
Contract liabilities - long-term	13,441	12,187	(1,254)	(9.3%)

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $68.3 million, mainly due to timing of receipts. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $8.2 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, decreased by $9.0 million, mainly due to the timing of receipts related to January 2019 revenues. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, decreased by $1.3 million, mainly due to certain balances which became current.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

During the three months ended June 30, 2019, the Company recognized revenue of $2.6 million that was included in current contract liabilities at March 31, 2019. During the six months ended June 30, 2019, the Company recognized revenue of $14.2 million that was included in current contract liabilities at December 31, 2018. The estimated timing of recognition of amounts included in contract liabilities at June 30, 2019 are as follows: 2019—$5.9 million; 2020—$3.6 million; 2021—$3.0 million; 2022 and beyond—$7.5 million. During the three and six months ended June 30, 2019, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods were not material.

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

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has contracts with the Commonwealth of Virginia (the “Virginia Contracts”). The Company began providing Medicaid managed long-term services and supports to enrollees in the Commonwealth Coordinated Care Plus (“CCC Plus”) program on August 1, 2017. The CCC Plus contract expires annually on December 31, and automatically renews annually on January 1 for a period of five calendar years, with potential of up to five 12-month extensions. The Commonwealth of Virginia has the right to terminate the CCC Plus contract with cause at any time and for convenience upon 90 days’ notice. On August 1, 2018, the Company began providing integrated healthcare services to Medicaid enrollees in the Commonwealth of Virginia under the Medallion 4.0/FAMIS Managed Care Program (“Medallion”). The initial term of the Medallion contract is from August 1, 2018 through June 30, 2019, with six 12-month renewal options. The Medallion contract has been renewed through June 30, 2020. The Commonwealth of Virginia has the right to terminate the Medallion contract with cause at any time and for convenience upon 180 days’ notice. The Virginia Contracts generated net revenues of $228.8 million and $391.2 million for the six months ended June 30, 2018 and 2019, respectively.

The Company had a contract with the State of New York (the “New York Contract”) to provide integrated managed care services to Medicaid and Medicare enrollees in the State of New York. The Company’s New York Contract terminated on December 31, 2016; however, the Company, along with other participating managed care plans in the state, continues to provide services while a new contract is being finalized. The Company began recognizing revenue in relation to the New York Contract on January 1, 2014 as a result of the acquisition of AlphaCare Holdings, Inc. The Company’s revenues under the New York Contracts increased starting on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The New York Contracts generated net revenues of $356.6 million and $400.6 million for the six months ended June 30, 2018 and 2019, respectively.

The Company has contracts with the Commonwealth of Massachusetts (the “Massachusetts Contracts”) to provide integrated managed care services to Medicaid and Medicare enrollees in the Commonwealth of Massachusetts. Medicaid services are provided under a Senior Care Options contract (“SCO Contract”) which began on January 1, 2016 and extends through December 31, 2020, with the potential for up to five additional one year extensions. The Commonwealth of Massachusetts may terminate the contract with cause without prior notice and upon 180 days’ notice without cause. Medicare services are provided under a one-year contract with the Center for Medicare and Medicaid Services (“CMS”). The CMS contract currently extends through December 31, 2019. The Company began recognizing revenue in relation to the Massachusetts Contracts on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The Massachusetts Contracts generated net revenues of $330.9 million and $360.9 million for the six months ended June 30, 2018 and 2019, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

Customers exceeding ten percent of segment net revenues

In addition to the Massachusetts Contract, New York Contract and Virginia Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2018 and 2019 (in thousands):

Segment	Term Date	2018	2019
Healthcare
Customer A	December 31, 2023	$307,902	$118,061	*

Pharmacy Management
Customer B	March 31, 2021	176,650	174,535
*	Revenue amount did not exceed 10 percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $275.3 million and $271.4 million for the six months ended June 30, 2018 and 2019, respectively. Net revenues from members in relation to its contracts with CMS in aggregate totaled $205.1 million and $133.2 million for the six months ended June 30, 2018 and 2019, respectively. As of December 31, 2018 and June 30, 2019, the Company had $131.0 million and $131.7 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $165.8 million and $156.7 million for the six months ended June 30, 2018 and 2019, respectively.

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

June 30, 2019

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

The following table shows the components of lease expenses for the three months ended June 30, 2019 (in thousands):

Three months ended June 30, 2019
Operating lease cost	$4,657
Finance lease cost:
Amortization of right-of-use asset	1,018
Interest on lease liabilities	418
Total finance lease cost	1,436
Short-term lease cost	346
Variable lease cost	690
Total lease cost	7,129
Sublease income	(102)
Net lease cost	$7,027

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

The following table shows the components of lease expenses for the six months ended June 30, 2019 (in thousands):

Six months ended June 30, 2019
Operating lease cost	$9,382
Finance lease cost:
Amortization of right-of-use asset	1,958
Interest on lease liabilities	634
Total finance lease cost	2,592
Short-term lease cost	664
Variable lease cost	1,564
Total lease cost	14,202
Sublease income	(200)
Net lease cost	$14,002

The following table shows the components of the lease assets and liabilities as of June 30, 2019 (in thousands):

June 30, 2019
Operating leases:
Other long-term assets	$52,862

Accrued liabilities	$13,334
Deferred credits and other long-term liabilities	47,773
Total operating lease liabilities	$61,107

Finance leases:
Property and equipment, net	$14,670

Current debt, finance lease and deferred financing obligations	$4,250
Long-term debt, finance lease and deferred financing obligations	15,846
Total finance lease liabilities	$20,096

The maturity dates of the Company’s leases as of June 30, 2019 are summarized below (in thousands):

June 30, 2019
2019	$9,446
2020	17,034
2021	16,423
2022	15,403
2023	11,426
2024 and beyond	13,758
Total lease payments	83,490
Less interest	(2,287)
Present value of lease liabilities	$81,203

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

The following table shows the weighted average remaining lease term and discount rate as of June 30, 2019:

June 30, 2019
Weighted average remaining lease term
Operating leases	4.70
Finance leases	5.14
Weighted average discount rate
Operating leases	4.79%
Finance leases	4.52%

Supplemental cash flow information relating to leases is as follows (in thousands):

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,852
Operating cash flows from finance leases	2,068
Financing cash flows from finance leases	427
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	937
Finance leases	—

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$263,462	$—	$263,462
Investments:
U.S. Government and agency securities	67,815	—	—	67,815
Obligations of government-sponsored enterprises (2)	—	5,229	—	5,229
Corporate debt securities	—	292,049	—	292,049
Certificates of deposit	—	20,650	—	20,650
Total assets held at fair value	$67,815	$581,390	$—	$649,205

Liabilities
Contingent consideration	$—	$—	$10,124	$10,124
Total liabilities held at fair value	$—	$—	$10,124	$10,124

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$256,083	$—	$256,083
Investments:
U.S. Government and agency securities	110,361	—	—	110,361
Obligations of government-sponsored enterprises (4)	—	1,501	—	1,501
Corporate debt securities	—	257,507	—	257,507
Certificates of deposit	—	25,150	—	25,150
Total assets held at fair value	$110,361	$540,241	$—	$650,602

Liabilities
Contingent consideration	$—	$—	$119	$119
Total liabilities held at fair value	$—	$—	$119	$119
(1)	Excludes $8.8 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $4.3 million of cash held in bank accounts by the Company.
(4)	Includes investments in notes issued by the Federal Home Loan Bank.

For the six months ended June 30, 2019, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable, accounts payable and revolving loan borrowings, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $399.0 million as of June 30, 2019 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $319.4 million as of June 30, 2019 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

June 30, 2019

(Unaudited)

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

As of December 31, 2018 and June 30, 2019, the Company estimated undiscounted future contingent payments of $10.6 million and $0.1 million, respectively. As of June 30, 2019, the aggregate amount of the future potential contingent consideration payment is $0.1 million which is projected to be paid in 2020.

As of December 31, 2018, the fair value of the short-term and long-term contingent consideration was $8.0 million and $2.1 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of June 30, 2019, the fair value of the short-term contingent consideration was $0.1 million and is included in short-term contingent consideration in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively, and $(2.1) million and $(2.0) million for the three and six months ended June 30, 2019, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of comprehensive income.

The following table summarizes the Company’s liability for contingent consideration for the six months ended June 30, 2019 (in thousands):

June 30,
2019
Balance as of beginning of period	$10,124
Changes in fair value	(2,005)
Payments	(8,000)
Balance as of end of period	$119

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Bank overdrafts are reflected within accounts payable on the balance sheets. There were no bank overdrafts at December 31, 2018. At June 30, 2019, the Company had $3.9 million in bank overdrafts. At June 30, 2019, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $73.0 million are included in cash and cash equivalents.

Investments

If a debt security is in an unrealized loss position and the Company has the intent to sell the debt security, or it is more likely than not that the Company will have to sell the debt security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in the consolidated statements of comprehensive income. For impaired debt securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in net income and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income in the consolidated statements of comprehensive income.

As of December 31, 2018 and June 30, 2019, there were no material unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the six months ended

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

June 30, 2018 or 2019. The following is a summary of short-term and long-term investments at December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$67,870	$17	$(72)	$67,815
Obligations of government-sponsored enterprises (1)	5,257	—	(28)	5,229
Corporate debt securities	292,392	6	(349)	292,049
Certificates of deposit	20,650	—	—	20,650
Total investments at December 31, 2018	$386,169	$23	$(449)	$385,743

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$110,209	$158	$(6)	$110,361
Obligations of government-sponsored enterprises (2)	1,503	—	(2)	1,501
Corporate debt securities	257,112	396	(1)	257,507
Certificates of deposit	25,150	—	—	25,150
Total investments at June 30, 2019	$393,974	$554	$(9)	$394,519

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.
(2)	Includes investment in notes issued by the Federal Home Loan Bank.

The maturity dates of the Company’s investments as of June 30, 2019 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2019	$226,389	$226,537
2020	167,071	167,464
2021	514	518
Total investments at June 30, 2019	$393,974	$394,519

Income Taxes

The Company’s effective income tax rates were 16.0 percent and 36.7 percent for the six months ended June 30, 2018 and 2019, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the six months ended June 30, 2018 is lower than the effective income tax rate for the six months ended June 30, 2019 due to permanent differences related to stock compensation expense.

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

During 2018, the Internal Revenue Service (“IRS”) began examinations of the following federal consolidated income tax returns: (i) the Company for the year ended December 31, 2015, (ii) SWH Holdings, Inc. for the year ended December 31, 2016, and (iii) AlphaCare Holdings for the year ended December 31, 2016. During 2018, the IRS concluded its review of the Company’s 2015 return. In resolution of that examination, the Company paid federal taxes of $0.3 million in the quarter ended September 30, 2018. On April, 18, 2019, the Company received a “no change” letter regarding the AlphaCare Holdings examination. And on June 29, 2019, the IRS verbally indicated a “no change” letter is being processed regarding the SWH Holdings examination.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

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

Deferred tax assets as of December 31, 2018 and June 30, 2019 are shown net of valuation allowances of $1.5 million. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company’s deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations.

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

Stock Compensation

At December 31, 2018 and June 30, 2019, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. The Company recorded stock compensation expense of $10.4 million and $18.1 million for the three and six months ended June 30, 2018, respectively, and $5.4 million and $15.0 million for the three and six months ended June 30, 2019, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2019 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2019 was $20.62 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 35.07 percent based on the historical volatility of the Company’s stock price.

For the six months ended June 30, 2018 the benefit of tax deductions in excess of recognized stock

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

compensation expense (net of deficiencies) was $4.9 million and was included as a reduction of tax expense. For the six months ended June 30, 2019 the tax on deficiencies (net of the tax deductions in excess of recognized stock compensation expense) was $1.6 million and was included as an increase to income tax expense.

Summarized information related to the Company’s stock options for the six months ended June 30, 2019 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,352,609	$68.10
Granted	412,624	66.06
Forfeited	(43,672)	82.28
Exercised	(389,268)	60.31
Outstanding, end of period	2,332,293	$68.77
Vested and expected to vest at end of period	2,313,024	$68.74
Exercisable, end of period	1,498,260	$64.40

All of the Company’s options granted during the six months ended June 30, 2019 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the six months ended June 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	11,795	$89.05
Awarded	20,152	66.93
Vested	(13,939)	85.99
Forfeited	—	—
Outstanding, ending of period	18,008	66.66

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the six months ended June 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	156,750	$86.68
Awarded	186,325	66.57
Vested	(68,993)	81.95
Forfeited	(14,288)	82.76
Outstanding, ending of period	259,794	73.73

Grants of RSAs vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the six months ended June 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	209,019	$103.38
Awarded	83,087	100.31
Vested	(43,109)	97.12
Forfeited	(12,157)	97.12
Outstanding, end of period	236,840	103.76

The weighted average estimated fair value of the PSUs granted in the six months ended June 30, 2019 was $100.31, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 2.51%, and expected volatility of 19% to 82% (average of 36%). The PSUs granted in the six months ended June 30, 2019, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2021 and vesting on March 5, 2022, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled is calculated as a percentage of the award target and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled varies from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2022 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2019, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 48 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Long-Term Debt and Finance Lease Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes were issued at a discount and had a carrying value of $399.3 million as of December 31, 2018 and June 30, 2019.

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

June 30, 2019

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the six months ended June 30, 2019, the weighted average interest rate was approximately 4.2875 percent.

As of June 30, 2019, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2019—$8.8 million; 2020—$17.5 million; 2021—$17.5 million; 2022—$17.5 million; and 2023—$258.1 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2018 and June 30, 2019, the Company had no revolving loan borrowings. At June 30, 2019, the Company had a borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt, capital lease and deferred financing obligations are deferred loan and bond issuance costs as of December 31, 2018 and June 30, 2019 of $5.9 million and $6.5 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2018 and June 30, 2019 of $66.1 million and $66.4 million, respectively.

Finance Lease and Deferred Financing Obligations

There were $21.7 million and $20.1 million of finance lease obligations at December 31, 2018 and June 30, 2019, respectively. There were $9.5 million and $1.3 million of deferred financing obligations at December 31, 2018 and June 30, 2019, respectively. The Company’s finance lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance lease assets was $51.9 million and $55.7 million at December 31, 2018 and June 30, 2019, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Numerator:
Net income	$13,551	$13,613	$25,003	$14,044
Denominator:
Weighted average number of common shares outstanding—basic	24,569	24,101	24,460	24,024
Common stock equivalents—stock options	669	153	738	132
Common stock equivalents—RSAs	33	7	28	7
Common stock equivalents—RSUs	23	18	50	19
Common stock equivalents—PSUs	111	130	232	127
Common stock equivalents—employee stock purchase plan	2	7	2	6
Weighted average number of common shares outstanding—diluted	25,407	24,416	25,510	24,315
Net income per common share—basic	$0.55	$0.56	$1.02	$0.58
Net income per common share—diluted	$0.53	$0.56	$0.98	$0.58

The weighted average number of common shares outstanding for the three and six months ended June 30, 2018 and 2019 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2018 and 2019 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 0.5 million and 0.3 million options for the three and six months ended June 30, 2018, respectively, and 1.1 million and 1.1 million options for the three and six months ended June 30, 2019, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2018
Managed care and other revenue	$1,154,888	$60,603	$(151)	$1,215,340
PBM revenue	—	642,794	(47,211)	595,583
Cost of care	(935,814)	—	—	(935,814)
Cost of goods sold	—	(603,951)	45,532	(558,419)
Direct service costs and other	(177,990)	(70,941)	(10,221)	(259,152)
Stock compensation expense (1)	2,742	1,408	6,289	10,439
Changes in fair value of contingent consideration (1)	70	—	—	70
Segment Profit (Loss)	$43,896	$29,913	$(5,762)	$68,047

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2019
Managed care and other revenue	$1,220,642	$62,648	$(147)	$1,283,143
PBM revenue	—	550,010	(44,817)	505,193
Cost of care	(1,001,886)	—	—	(1,001,886)
Cost of goods sold	—	(505,203)	44,016	(461,187)
Direct service costs and other	(177,948)	(78,776)	(9,710)	(266,434)
Stock compensation expense (1)	2,444	2,124	846	5,414
Changes in fair value of contingent consideration (1)	(2,149)	—	—	(2,149)
Segment Profit (Loss)	$41,103	$30,803	$(9,812)	$62,094

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2018
Managed care and other revenue	$2,312,489	$122,910	$(296)	$2,435,103
PBM revenue	—	1,274,992	(94,095)	1,180,897
Cost of care	(1,864,475)	—	—	(1,864,475)
Cost of goods sold	—	(1,208,864)	90,780	(1,118,084)
Direct service costs and other	(364,236)	(146,527)	(17,466)	(528,229)
Stock compensation expense (1)	5,692	2,893	9,500	18,085
Changes in fair value of contingent consideration (1)	303	—	—	303
Segment Profit (Loss)	$89,773	$45,404	$(11,577)	$123,600

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2019
Managed care and other revenue	$2,384,895	$122,543	$(316)	$2,507,122
PBM revenue	—	1,106,575	(85,872)	1,020,703
Cost of care	(1,943,847)	—	—	(1,943,847)
Cost of goods sold	—	(1,035,410)	84,430	(950,980)
Direct service costs and other	(357,138)	(158,411)	(22,809)	(538,358)
Stock compensation expense (1)	4,194	3,796	7,031	15,021
Changes in fair value of contingent consideration (1)	(2,005)	—	—	(2,005)
Segment Profit (Loss)	$86,099	$39,093	$(17,536)	$107,656

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

(1)	Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Income before income taxes	$18,375	$21,219	$29,752	$22,189
Stock compensation expense	10,439	5,414	18,085	15,021
Changes in fair value of contingent consideration	70	(2,149)	303	(2,005)
Depreciation and amortization	33,848	33,490	64,255	64,198
Interest expense	8,678	9,141	17,044	18,248
Interest and other income	(3,363)	(5,021)	(5,839)	(9,995)
Segment Profit	$68,047	$62,094	$123,600	$107,656

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

June 30, 2019

(Unaudited)

In addition, regulators of certain of the Company’s subsidiaries may exercise certain discretionary rights under regulations including increasing their supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries.

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, AFSC, conducts business with federal agency customers and federal contractors to such agencies. The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company is voluntarily responding to government requests for further information regarding the Company’s investigation. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. AFSC generated approximately 2% of the Company’s total revenue for the year ended December 31, 2018 and six months ended June 30, 2019.

Stock Repurchases

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. As of June 30, 2019, the remaining capacity under the 2015 Repurchase Program was $186.3 million. The board also extended the program from October 22, 2018 to October 22, 2020. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2019

(Unaudited)

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - June 30, 2019	60,901	61.15	3.7
	3,359,140		$213.7

The Company made no share repurchases from July 1, 2019 through July 26, 2019.

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

Results of Operations

The following table summarizes, for the periods indicated, consolidated operating results (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Consolidated Results	2018	2019	'18 vs '19	2018	2019	'18 vs '19
Statement of Operations Data:
Net revenue	$1,810,923	$1,788,336	(1.2%)	$3,616,000	$3,527,825	(2.4%)
Cost of Care	935,814	1,001,886	7.1%	1,864,475	1,943,847	4.3%
Cost of goods sold	558,419	461,187	(17.4%)	1,118,084	950,980	(14.9%)
Direct service costs and other operating expenses (1)(2)	259,152	266,434	2.8%	528,229	538,358	1.9%
Depreciation and amortization	33,848	33,490	(1.1%)	64,255	64,198	(0.1%)
Interest expense	8,678	9,141	5.3%	17,044	18,248	7.1%
Interest and other income	(3,363)	(5,021)	49.3%	(5,839)	(9,995)	71.2%
Income before income taxes	18,375	21,219	15.5%	29,752	22,189	(25.4%)
(Benefit) provision for income taxes	4,824	7,606	57.7%	4,749	8,145	71.5%
Net income	$13,551	$13,613	0.5%	$25,003	$14,044	(43.8%)
(1)	Includes stock compensation expense of $10,439 and $5,414 for the three months ended June 30, 2018 and 2019, respectively, and $18,085 and $15,021 for the six months ended June 30, 2018 and 2019, respectively.
(2)	Includes changes in fair value of contingent consideration of $70 and $(2,149) for the three months ended June 30, 2018 and 2019, respectively, and $303 and $(2,005) for the six months ended June 30, 2018 and 2019, respectively.

Quarter ended June 30, 2019 (“Current Year Quarter”) compared to Quarter ended June 30, 2018 (“Prior Year Quarter”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 1.1 percent or $0.4 million from the Prior Year Quarter to the Current Year Quarter, primarily due to retirements and maturities, partially offset by normal asset additions after the Prior Year Quarter.

Interest expense

Interest expense increased by $0.5 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher interest rates.

Interest and other income

Interest income increased by $1.7 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields.

Income taxes

The Company’s effective income tax rates were 26.3 percent and 35.8 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Prior Year Quarter is lower than the effective income tax rate for the Current Year Quarter mainly due to permanent differences related to stock compensation expense. The effective income tax rate for the Current Year Quarter is higher than the federal and state statutory rates primarily due to recognized stock compensation expense in excess of tax deductions.

Six months ended June 30, 2019 (“Current Year Period”) compared to six months ended June 30, 2018 (“Prior Year Period”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense was consistent with the Prior Year Period.

Interest expense

Interest expense increased by $1.2 million from the Prior Year Period to the Current Year Period primarily due to higher interest rates.

Interest and other income

Interest income increased by $4.2 million from the Prior Year Period to the Current Year Period primarily due to higher yields.

Income taxes

The Company’s effective income tax rates were 16.0 percent and 36.7 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Prior Year Period is lower than the effective income tax rate for the Current Year Period mainly due to permanent differences related to stock compensation expense. The effective income tax rate for the Current Year Period is higher than the federal and state statutory rates primarily due to recognized stock compensation expense in excess of tax deductions.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Healthcare Segment Results	2018	2019	'18 vs '19	2018	2019	'18 vs '19
Behavioral & Specialty Health revenue
Risk-based, non-EAP	$378,076	$400,591	6.0%	$751,127	$762,399	1.5%
EAP risk-based	91,276	87,296	(4.4%)	185,933	176,913	(4.9%)
ASO	61,275	57,995	(5.4%)	123,915	113,198	(8.6%)
Magellan Complete Care revenue
Risk-based, non-EAP	610,358	659,362	8.0%	1,224,188	1,301,933	6.4%
ASO	13,903	15,398	10.8%	27,326	30,452	11.4%
Managed care and other revenue	1,154,888	1,220,642	5.7%	2,312,489	2,384,895	3.1%
Cost of care	935,814	1,001,886	7.1%	1,864,475	1,943,847	4.3%
	219,074	218,756	(0.1%)	448,014	441,048	(1.6%)
Direct service costs and other	177,990	177,948	(0.0%)	364,236	357,138	(1.9%)
	41,084	40,808	(0.7%)	83,778	83,910	0.2%
Stock compensation expense	2,742	2,444	(10.9%)	5,692	4,194	(26.3%)
Changes in fair value of contingent consideration	70	(2,149)		303	(2,005)
Segment Profit	$43,896	$41,103	(6.4%)	$89,773	$86,099	(4.1%)

Direct service cost as % of revenue	15.4%	14.6%		15.8%	15.0%
MLR Behavioral & Specialty Health risk	86.7%	87.3%		86.8%	86.7%
MLR Behavioral & Specialty Health EAP risk	69.2%	67.8%		69.1%	66.3%
MLR Magellan Complete Care risk	89.2%	89.9%		88.6%	89.5%

Membership
Behavioral & Specialty Health
Risk (1)				12,258	12,155	(0.8%)
EAP risk				14,890	14,719	(1.1%)
ASO				27,064	26,119	(3.5%)
Magellan Complete Care
Risk				132	147	11.4%
ASO				22	24	9.1%
				54,366	53,164	(2.2%)
(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue increased by 5.7 percent or $65.8 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $105.4 million, program changes of $24.8 million, favorable rate changes partially offset by decreased membership of $23.6 million, favorable retroactive program changes in the Current Year Quarter of $9.6 million, favorable retroactive rate and membership adjustments in the Current Year Quarter of $5.7 million and unfavorable retroactive rate and membership adjustments in the Prior Year Quarter of $1.8 million. These increases were partially offset by terminated contracts of $95.6 million, net revenue recorded for HIF fees in the Prior Year Quarter of $7.2 million, the revenue impact of net favorable prior period medical claims development recorded in the Current Year Quarter of $1.5 million and other net unfavorable variances of $0.8 million.

Cost of care

Cost of care increased by 7.1 percent or $66.1 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to the care cost for new contracts implemented after (or during) the Prior Year Quarter of $78.2 million, program changes of $19.7 million, net favorable prior period medical claims development recorded in the Prior Year Quarter of $9.5 million, retroactive program changes in the Current Year Quarter of $8.9 million and care trends and other net unfavorable variances of $52.3 million. These increases were partially offset by terminated contracts of $78.2 million, net favorable prior period medical claims development recorded in the Current Year Quarter of $13.4 million and decreased membership of $10.9 million. For our behavioral specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) increased from 86.7 percent in Prior Year Quarter to 87.3 percent in the Current Year Quarter mainly due to business mix. For our MCC contracts, cost of care increased as a percentage of risk revenue from 89.2 percent in the Prior Year Quarter to 89.9 percent in the Current Year Quarter mainly due to net revenue recorded for HIF fees in the Prior Year Quarter.

Direct service costs and other

Direct service costs remained consistent from the Prior Year Quarter to the Current Year Quarter at $178.0 million, and decreased as a percentage of revenue from 15.4 percent in the Prior Year Quarter to 14.6 percent in the Current Year Quarter primarily due to increased revenue from program changes and favorable rate changes.

Current Year Period compared to the Prior Year Period

Managed care and other revenue

Net revenue increased by 3.1 percent or $72.4 million from the Prior Year Period to the Current Year Period. The increase in revenue is primarily due to new contracts implemented after (or during) the Prior Year Period of $196.4 million, program changes of $48.0 million, favorable rate changes partially offset by decreased membership of $35.4 million and unfavorable retroactive membership and rate adjustments in the Prior Year Period of $2.6 million. These increases were partially offset by terminated contracts of $190.0 million, net revenue recorded for HIF fees in the Prior Year Period of $15.0 million, the revenue impact of net favorable prior period medical claims development recorded in the Current Year Period of $2.1 million and other net unfavorable variances of $2.9 million.

Cost of care

Cost of care increased by 4.3 percent or $79.4 million from the Prior Year Period to the Current Year Period. The increase is primarily due to the care cost for new contracts implemented after (or during) the Prior Year Period of $154.2 million, program changes of $40.1 million, net favorable prior period medical claims recorded in the Prior Year Period of $7.2 million and care trends and other net unfavorable variances of $85.5 million. These increases were partially offset by terminated contracts of $152.1 million, decreased membership of $32.8 million and net favorable prior period medical claims development in the Current Year Period of $22.7 million. For our behavioral specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) decreased slightly from 86.8 percent in the Prior Year Period to 86.7 percent in the Current Year Period. For our MCC contracts, cost of care as a percentage of risk revenue increased from 88.6 percent in the Prior Year Period to 89.5 percent in the Current Year Period mainly due to net revenue recorded for HIF fees in the Prior Year Period and business mix.

Direct service costs and other

Direct service costs decreased by 1.9 percent or $7.1 million from the Prior Year Period to the Current Year Period primarily due to HIF fees in the Prior Year Period and terminated contracts, partially offset by new business growth. Direct service costs decreased as a percentage of revenue from 15.8 percent in the Prior Year Period to 15.0 percent in the Current Year Period, primarily due to HIF fees in the Prior Year Period, and increased revenue from program changes and favorable rate changes.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Pharmacy Segment Results	2018	2019	'18 vs '19	2018	2019	'18 vs '19
Formulary management	$18,348	$18,426	0.4%	$38,725	$35,609	(8.0%)
PBA and other	42,255	44,222	4.7%	84,185	86,934	3.3%
Managed care and other revenue	60,603	62,648	3.4%	122,910	122,543	(0.3%)
PBM, including dispensing	536,131	480,167	(10.4%)	1,069,923	973,392	(9.0%)
Medicare Part D	106,663	69,843	(34.5%)	205,069	133,183	(35.1%)
PBM revenue	642,794	550,010	(14.4%)	1,274,992	1,106,575	(13.2%)
Total net revenue	703,397	612,658	(12.9%)	1,397,902	1,229,118	(12.1%)
Cost of goods sold	603,951	505,203	(16.4%)	1,208,864	1,035,410	(14.3%)
	99,446	107,455	8.1%	189,038	193,708	2.5%
Direct service costs and other	70,941	78,776	11.0%	146,527	158,411	8.1%
	28,505	28,679	0.6%	42,511	35,297	(17.0%)
Stock compensation expense	1,408	2,124	50.9%	2,893	3,796	31.2%
Segment Profit	$29,913	$30,803	3.0%	$45,404	$39,093	(13.9%)

Direct service cost as % of revenue	10.1%	12.9%		10.5%	12.9%
COGS as % of PBM revenue	94.0%	91.9%		94.8%	93.6%

Pharmacy Operational Statistics
Adjusted commercial network claims				15,097	13,900
Adjusted PBA claims				35,515	39,508
Total adjusted claims				50,612	53,408

Generic dispensing rate				87.6%	87.3%
Commercial PBM covered lives				2,036	1,863
Medical pharmacy covered lives				13,733	12,569
Total states and DC that participate in PBA				27	27

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue increased by 3.4 percent or $2.0 million from the Prior Year Quarter to the Current Year Quarter primarily due to performance incentives.

PBM revenue

PBM revenue decreased by 14.4 percent or $92.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to lower revenue from terminated contracts of $84.0 million and net decreased membership and utilization of $35.4 million. These decreases were partially offset by new business of $23.2 million, a network guarantee penalty in the Prior Year Quarter of $1.5 million and other net favorable variances of $1.9 million.

Cost of goods sold

Cost of goods sold decreased by 16.4 percent or $98.7 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $82.9 million, net decreased membership and utilization of $41.0 million and other net favorable variances of $0.7 million. These decreases were partially offset by new contracts of $22.0 million and a network guarantee penalty in the Prior Year Quarter of $3.9 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 94.0 percent in the Prior Year Quarter to 91.9 percent in the Current Year Quarter, mainly attributable to network guarantee penalties in the Prior Year Quarter and business mix.

Direct service costs and other

Direct service costs increased by 11.0 percent or $7.8 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher discretionary benefits. Direct service costs increased as a percentage of revenue from 10.1 percent in the Prior Year Quarter to 12.9 percent in the Current Year Quarter primarily due to a net decrease in revenue and an increase in discretionary benefits.

Current Year Period compared to Prior Year Period

Managed care and other revenue

Managed care and other revenue decreased by 0.3 percent or $0.4 million from the Prior Year Period to the Current Year Period primarily due to decreased formulary management revenue for terminated contracts.

PBM revenue

PBM revenue decreased by 13.2 percent or $168.4 million from the Prior Year Period to the Current Year Period. The decrease is primarily due to lower revenue from terminated contracts of $166.3 million and net decreased membership and utilization of $49.8 million. These decreases were partially offset by new business of $45.4 million, a network guarantee penalty in the Prior Year Period of $1.1 million and other net favorable variances of $1.2 million.

Cost of goods sold

Cost of goods sold decreased by 14.3 percent or $173.5 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $164.5 million, net decreased membership and utilization of $53.3 million and other net favorable variances of $0.2 million. These decreases were partially offset by new contracts of $43.1 million and network guarantee penalties in the Current Year Period of $1.4 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 94.8 percent in the Prior Year Period to 93.6 percent in the Current Year Period, mainly due to business mix.

Direct service costs and other

Direct service costs increased by 8.1 percent or $11.9 million from the Prior Year Period to the Current Year Period primarily due to higher discretionary benefits and corporate allocations. Direct service costs increased as a percentage of revenue from 10.5 percent in the Prior Year Period to 12.9 percent in the Current Year Period mainly due to a net decrease in revenue and an increase in discretionary benefits.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments, and that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Corporate Segment & Eliminations	2018	2019	'18 vs '19	2018	2019	'18 vs '19
Managed care and other revenue	$(151)	$(147)	(2.6%)	$(296)	$(316)	6.8%
PBM revenue	(47,211)	(44,817)	(5.1%)	(94,095)	(85,872)	(8.7%)
Cost of goods sold	45,532	44,016	(3.3%)	90,780	84,430	(7.0%)
	(1,830)	(948)	(48.2%)	(3,611)	(1,758)	(51.3%)
Direct service costs and other	10,221	9,710	(5.0%)	17,466	22,809	30.6%
	(12,051)	(10,658)	(11.6%)	(21,077)	(24,567)	16.6%
Stock compensation expense	6,289	846	(86.5%)	9,500	7,031	(26.0%)
Segment Loss	$(5,762)	$(9,812)	70.3%	$(11,577)	$(17,536)	51.5%

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss increased by 70.3 percent or $4.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher discretionary benefits. As a percentage of revenue, the Corporate segment loss increased from 0.3 percent in the Prior Year Quarter to 0.5 percent in the Current Year Quarter primarily due to net decreased revenue, mainly from terminated contracts, and higher discretionary benefits.

Current Year Period compared to the Prior Year Period

The Corporate segment loss increased by 51.5 percent or $6.0 million from the Prior Year Period to the Current Year Period primarily due to higher discretionary benefits. As a percentage of revenue, the Corporate segment loss increased from 0.3 percent in the Prior Year Period to 0.5 percent in the Current Year Period primarily due to net decreased revenue, mainly from terminated contracts, and higher discretionary benefits.

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

Non-GAAP Measures

The Company reports its financial results in accordance with GAAP; however, the Company’s management also assesses business performance and makes business decisions regarding the Company’s operations using certain non-GAAP measures.

In addition to Segment Profit, as defined above, the Company also uses adjusted net income attributable to Magellan (“Adjusted Net Income”) and adjusted net income per common share attributable to Magellan on a diluted basis (“Adjusted EPS”). Adjusted Net Income and Adjusted EPS reflect certain adjustments made for acquisitions completed after January 1, 2013 to exclude non-cash stock compensation expense resulting from restricted stock purchases by sellers, changes in the fair value of contingent consideration, amortization of identified acquisition intangibles, as well as impairment of identified acquisition intangibles. The Company believes these non-GAAP measures provide a more useful comparison of the Company’s underlying business performance from period to period and are more representative of the earnings capacity of the Company. Non-GAAP financial measures disclosed, such as Segment Profit, Adjusted Net Income and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Income before income taxes	$18,375	$21,219	$29,752	$22,189
Stock compensation expense	10,439	5,414	18,085	15,021
Changes in fair value of contingent consideration	70	(2,149)	303	(2,005)
Depreciation and amortization	33,848	33,490	64,255	64,198
Interest expense	8,678	9,141	17,044	18,248
Interest and other income	(3,363)	(5,021)	(5,839)	(9,995)
Segment Profit	$68,047	$62,094	$123,600	$107,656

The following table reconciles Adjusted Net Income to net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Net income	$13,551	$13,613	$25,003	$14,044
Adjusted for acquisitions starting in 2013
Stock compensation expense	268	—	530	—
Changes in fair value of contingent consideration	70	(2,149)	303	(2,005)
Amortization of acquired intangibles	12,726	12,272	24,597	24,545
Tax impact	(3,344)	(2,675)	(6,357)	(5,957)
Adjusted Net Income	$23,271	$21,061	$44,076	$30,627

The following table reconciles Adjusted EPS to net income per common share—diluted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Net income per common share—diluted	$0.53	$0.56	$0.98	$0.58
Adjusted for acquisitions starting in 2013
Stock compensation expense	0.01	—	0.02	—
Changes in fair value of contingent consideration	—	(0.09)	0.01	(0.08)
Amortization of acquired intangibles	0.51	0.50	0.97	1.01
Tax impact	(0.13)	(0.11)	(0.25)	(0.25)
Adjusted EPS	$0.92	$0.86	$1.73	$1.26

The Company believes these non-GAAP measures provide a useful comparison of the Company’s underlying business performance from period to period and are more representative of the earnings capacity of the Company. Non-GAAP financial measures we disclose, such as Segment Profit, Adjusted Net Income and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

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

Interest Rate Risk. Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of June 30, 2019, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities. The Company reported net cash provided by operating activities of $21.1 million and $29.4 million for the Prior Year Period and Current Year Period, respectively. The $8.3 million increase in operating cash flows from the Prior Year Period is mainly attributable to lower tax payments, partially offset by lower segment profit.

The net unfavorable impact of working capital changes between periods totaled $0.2 million. For the Prior Year Period, operating cash flows were impacted by net unfavorable working capital changes of $57.9 million, largely attributable to timing related to receivables and payables partially offset by discretionary benefits. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $58.1 million mainly attributable to an increase in accounts receivable.

Tax payments for the Current Year Period decreased $26.3 million from the Prior Year Period. Segment Profit for the Current Year Period decreased $15.9 million from the Prior Year Period.

Investing Activities. The Company utilized $37.1 million and $27.8 million during the Prior Year Period and the Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $12.4 million and $24.7 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $7.6 million and $20.2 million, respectively.

During the Prior Year Period and the Current Year Period, the Company used $106.8 million and $7.5 million, respectively, for the net purchase of "available-for-sale" securities.

Financing Activities. During the Prior Year Period, the Company paid $31.2 million on debt obligations, $14.3 million for the repurchase of treasury stock under the Company’s share repurchase program, $2.7 million on finance lease and deferred financing obligations and had other net unfavorable items of $3.1 million. In addition, the Company received $21.5 million from the exercise of stock options.

During the Current Year Period, the Company paid $10.0 million on debt obligations, $6.2 million for payments on contingent consideration, $5.5 million on finance lease and deferred financing obligations, $4.1 million for the repurchase of treasury stock under the Company's share repurchase program and had other net unfavorable items of $0.5 million. In addition, the Company received $20.6 million from the exercise of stock options.

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

Stock Repurchases. On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. As of June 30, 2019, the remaining capacity under the 2015 Repurchase Program was $186.3 million. See Note D—“Commitments and Contingencies” for more information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements. As of June 30, 2019, the Company has no material off-balance sheet arrangements.

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

Restrictive Covenants in Debt Agreements. The 2017 Credit Agreement contains covenants that potentially limit management’s discretion in operating the Company’s business by, in certain circumstances, restricting or limiting the Company’s ability, among other things, to:

●	incur or guarantee additional indebtedness or issue preferred or redeemable stock;
●	pay dividends and make other distributions;
●	repurchase equity interests;
●	make certain advances, investments and loans;
●	enter into sale and leaseback transactions;
●	create liens;
●	sell and otherwise dispose of assets;
●	acquire or merge or consolidate with another company; and
●	enter into some types of transactions with affiliates.

These restrictions could adversely affect the Company’s ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest.

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of June 30, 2019, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company can include, among other things, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. In addition, the Company also makes estimates in relation to revenue recognition under ASC 606 which are explained in more detail in Note A—“General – Revenue Recognition.” Actual results could differ from those estimates. Except as noted above, the Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations as reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include:

●	the Company’s inability to renegotiate or extend expiring customer contracts, or the termination of customer contracts;
●	the Company’s inability to integrate acquisitions in a timely and effective manner;
●	changes in business practices of the industry, including the possibility that certain of the Company’s managed care customers could seek to provide managed healthcare services directly to their subscribers, instead of contracting with the Company for such services, particularly as a result of further consolidation in the managed care industry and especially regarding managed healthcare customers that have already done so with a portion of their membership;
●	the impact of changes in the contracting model for Medicaid contracts, including certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives;
●	the Company’s ability to accurately predict and control healthcare costs, and to properly price the Company’s services;
●	the Company’s ability to accurately underwrite and control healthcare costs associated with its expansion into clinically integrated management of special populations eligible for Medicaid and Medicare, including individuals with serious mental illness and other unique high-cost populations;
●	the Company’s ability to maintain or secure cost-effective healthcare provider contracts;
●	the Company’s ability to maintain relationships with key pharmacy providers, vendors and manufacturers;
●	fluctuation in quarterly operating results due to seasonal and other factors;
●	the Company’s dependence on government spending for managed healthcare, including changes in federal, state and local healthcare policies;
●	restrictive covenants in the Company’s debt instruments;
●	present or future state regulations and contractual requirements that the Company provide financial assurance of its ability to meet its obligations;
●	the impact of the competitive environment in the managed healthcare services industry which may limit the Company’s ability to maintain or obtain contracts, as well as its ability to maintain or increase its rates;

●	the impact of healthcare reform legislation;
●	the Mental Health and Substance Abuse Benefit Parity Law and Regulations;
●	government regulation;
●	proposed changes to current Federal law and regulations;
●	noncompliance with regulations;
●	the Company’s participation in Medicare Part D is subject to government regulation;
●	failure to maintain satisfactory Medicare and Medicaid quality performance measures;
●	the unauthorized disclosure of sensitive or confidential member or other information;
●	a breach or failure in the Company’s operational security systems or infrastructure, or those of third parties with which it does business;
●	risk associated with outsourcing services and functions to third parties;
●	the possible impact of additional regulatory scrutiny and liability associated with the Company’s Pharmacy Management segment;
●	the inability to realize the value of goodwill and intangible assets;
●	pending or future actions or claims for professional liability;
●	claims brought against the Company that either exceed the scope of the Company’s liability coverage or result in denial of coverage;
●	class action suits and other legal proceedings;
●	negative publicity;
●	the impact of governmental investigations;
●	the impact of varying economic and market conditions on the Company’s investment portfolio;
●	the state of the national economy and adverse changes in economic conditions;
●	the Company’s ability to successfully implement its margin improvement initiatives and plans;
●	tax matters, including changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes; and
●	the impact to contingent consideration as a result of changes in operational forecasts and probabilities of payment.

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of Magellan’s Annual Report on Form 10-K for the year ended December 31, 2018. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of June 30, 2019, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4. Controls and Procedures

a)The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
b)Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change in our risk factors as disclosed in Part I—Item 1A—“Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. The Company made no repurchases during the three months ended June 30, 2019. As of June 30, 2019, the Company had approximately $186.3 million remaining available for future repurchases under the current plan. The Company made no share repurchases from July 1, 2019 through July 26, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

C

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002 (furnished).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002 (furnished).
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the cover page, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2019	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)