Form 10-Q
period 2019-09-30
MAGELLAN HEALTH INC
filed 2019-11-01
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6639

MAGELLAN HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1076937 (IRS Employer Identification No.)
4801 E. Washington Street Phoenix, Arizona (Address of principal executive offices)	85034 (Zip code)

(800) 642-1716

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MGLN	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Magellan Health Inc.’s common stock outstanding as of September 30, 2019 was 24,468,993.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		September 30,
	December 31,	2019
	2018	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($160,967 and $171,047 restricted at December 31, 2018 and September 30, 2019, respectively)	$272,308	$376,703
Accounts receivable, net	756,059	812,741
Short-term investments ($363,840 and $322,515 restricted at December 31, 2018 and September 30, 2019, respectively)	382,582	336,057
Pharmaceutical inventory	40,818	48,373
Other current assets ($43,401 and $42,161 restricted at December 31, 2018 and September 30, 2019, respectively)	95,400	87,098
Total Current Assets	1,547,167	1,660,972
Property and equipment, net	150,748	141,506
Long-term investments ($2,854 and $6,484 restricted at December 31, 2018 and September 30, 2019, respectively)	3,161	7,606
Deferred income taxes	3,411	2,618
Other long-term assets	24,530	129,086
Goodwill	1,018,156	1,018,156
Other intangible assets, net	231,883	181,777
Total Assets	$2,979,056	$3,141,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$72,077	$92,362
Accrued liabilities	231,356	307,210
Short-term contingent consideration	8,000	123
Medical claims payable	393,547	430,345
Other medical liabilities	169,639	144,838
Current debt, finance lease and deferred financing obligations	24,274	3,546
Total Current Liabilities	898,893	978,424
Long-term debt, finance lease and deferred financing obligations	728,608	695,164
Deferred income taxes	11,167	15,088
Tax contingencies	16,478	16,228
Long-term contingent consideration	2,124	—
Deferred credits and other long-term liabilities	36,483	74,345
Total Liabilities	1,693,753	1,779,249
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2018 and September 30, 2019-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2018 and September 30, 2019-Issued and outstanding-53,536 and 23,935 shares at December 31, 2018, respectively, and 54,131 and 24,469 shares at September 30, 2019, respectively	535	541
Other Stockholders’ Equity:
Additional paid-in capital	1,326,645	1,371,718
Retained earnings	1,419,449	1,454,623
Accumulated other comprehensive (loss) income	(324)	317
Treasury stock, at cost, 29,601 and 29,662 shares at December 31, 2018 and September 30, 2019, respectively	(1,461,002)	(1,464,727)
Total Stockholders’ Equity	1,285,303	1,362,472
Total Liabilities and Stockholders’ Equity	$2,979,056	$3,141,721

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net revenue:
Managed care and other	$1,235,787	$1,303,936	$3,670,890	$3,811,058
PBM	617,719	525,005	1,798,616	1,545,708
Total net revenue	1,853,506	1,828,941	5,469,506	5,356,766
Costs and expenses:
Cost of care	938,031	1,013,006	2,802,506	2,956,853
Cost of goods sold	571,145	482,277	1,689,229	1,433,257
Direct service costs and other operating expenses (1)(2)	265,471	266,322	793,700	804,680
Depreciation and amortization	33,047	34,157	97,302	98,355
Interest expense	8,990	9,007	26,034	27,255
Interest and other income	(4,139)	(4,970)	(9,978)	(14,965)
Total costs and expenses	1,812,545	1,799,799	5,398,793	5,305,435
Income before income taxes	40,961	29,142	70,713	51,331
Provision for income taxes	13,816	7,868	18,565	16,013
Net income	27,145	21,274	$52,148	$35,318
Net income per common share:
Basic (See Note B)	$1.11	$0.87	$2.13	$1.46
Diluted (See Note B)	$1.09	$0.86	$2.06	$1.44
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities(3)	194	(98)	7	641
Comprehensive income	$27,339	$21,176	$52,155	$35,959
(1)	Includes stock compensation expense of $9,320 and $4,811 for the three months ended September 30, 2018 and 2019, respectively, and $27,405 and $19,832 for the nine months ended September 30, 2018 and 2019, respectively.
(2)	Includes changes in fair value of contingent consideration of $148 and $4 for the three months ended September 30, 2018 and 2019, respectively, and $451 and $(2,001) for the nine months ended September 30, 2018 and 2019, respectively.
(3)	Net of income tax provision (benefit) of $61 and $(31) for the three months ended September 30, 2018 and 2019, respectively, and $3 and $201 for the nine months ended September 30, 2018 and 2019, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at June 30, 2018	53,475	$535	(28,920)	$(1,412,785)	$1,311,316	$1,420,271	$(567)	$1,318,770
Stock compensation expense	—	—	—	—	9,320	—	—	9,320
Exercise of stock options	22	—	—	—	1,111	—	—	1,111
Issuance of equity	29	—	—	—	2,429	—	—	2,429
Repurchase of stock	—	—	(351)	(27,218)	—	—	—	(27,218)
Net income	—	—	—	—	—	27,145	—	27,145
Other comprehensive income—other	—	—	—	—	—	—	194	194
Balance at September 30, 2018	53,526	$535	(29,271)	$(1,440,003)	$1,324,176	$1,447,416	$(373)	$1,331,751

Balance at June 30, 2019	54,063	$541	(29,662)	$(1,464,727)	$1,364,693	$1,433,348	$415	$1,334,270
Stock compensation expense	—	—	—	—	4,811	—	—	4,811
Exercise of stock options	—	—	—	—	5	—	—	5
Issuance of equity	68	—	—	—	2,209	—	—	2,209
Repurchase of stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	21,274	—	21,274
Other comprehensive (loss)—other	—	—	—	—	—	1	(98)	(97)
Balance at September 30, 2019	54,131	$541	(29,662)	$(1,464,727)	$1,371,718	$1,454,623	$317	$1,362,472

Balance at December 31, 2017	52,973	$530	(28,771)	$(1,397,962)	$1,274,811	$1,399,495	$(380)	$1,276,494
Stock compensation expense	—	—	—	—	27,405	—	—	27,405
Exercise of stock options	401	4	—	—	22,583	—	—	22,587
Issuance of equity	152	1	—	—	(623)	—	—	(622)
Repurchase of stock	—	—	(500)	(42,041)	—	—	—	(42,041)
Net income	—	—	—	—	—	52,148	—	52,148
Other comprehensive income—other	—	—	—	—	—	—	7	7
Adoption of ASC 606	—	—	—	—	—	(4,227)	—	(4,227)
Balance at September 30, 2018	53,526	$535	(29,271)	$(1,440,003)	$1,324,176	$1,447,416	$(373)	$1,331,751

Balance at December 31, 2018	53,536	$535	(29,601)	$(1,461,002)	$1,326,645	$1,419,449	$(324)	$1,285,303
Stock compensation expense	—	—	—	—	19,832	—	—	19,832
Exercise of stock options	389	5	—	—	23,479	—	—	23,484
Issuance of equity	206	1	—	—	1,762	—	—	1,763
Repurchase of stock	—	—	(61)	(3,725)	—	—	—	(3,725)
Net income	—	—	—	—	—	35,318	—	35,318
Other comprehensive income—other	—	—	—	—	—	—	641	641
Adoption of ASC 842	—	—	—	—	—	(144)	—	(144)
Balance at September 30, 2019	54,131	$541	(29,662)	$(1,464,727)	$1,371,718	$1,454,623	$317	$1,362,472

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2018	2019
Cash flows from operating activities:
Net income	$52,148	$35,318
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	97,302	98,355
Non-cash interest expense	919	1,069
Non-cash stock compensation expense	27,405	19,832
Non-cash income tax provision	1,814	4,567
Non-cash amortization on investments	1,404	(509)
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(160,904)	(54,261)
Pharmaceutical inventory	(3,090)	(7,555)
Other assets	(60,008)	(35,714)
Accounts payable and accrued liabilities	(13,781)	83,976
Medical claims payable and other medical liabilities	73,667	11,997
Contingent consideration	451	(3,754)
Tax contingencies	100	(251)
Deferred credits and other long-term liabilities	16,497	(9,566)
Other	93	919
Net cash provided by operating activities	34,017	144,423
Cash flows from investing activities:
Capital expenditures	(51,244)	(44,234)
Acquisitions and investments in businesses, net of cash acquired	(402)	(320)
Purchases of investments	(453,007)	(391,062)
Proceeds from maturities and sales of investments	400,683	434,493
Net cash used in investing activities	(103,970)	(1,123)
Cash flows from financing activities:
Payments to acquire treasury stock	(41,039)	(4,124)
Proceeds from exercise of stock options	22,587	20,653
Payments on debt, finance lease and deferred financing obligations	(75,043)	(50,950)
Payments on contingent consideration	—	(6,247)
Other	(1,020)	1,763
Net cash used in financing activities	(94,515)	(38,905)
Net (decrease) increase in cash and cash equivalents	(164,468)	104,395
Cash and cash equivalents at beginning of period	398,732	272,308
Cash and cash equivalents at end of period	$234,264	$376,703

Supplemental cash flow data:
Non-cash investing activities:
Assets acquired under finance leases and deferred financing	$19,545	$3,302

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

September 30, 2019

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

September 30, 2019

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

The cumulative effect of the change to our consolidated January 1, 2019 balance sheet for the adoption of ASC 842 was as follows (in thousands):

	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
Assets
Deferred income taxes	$3,411	$51	$3,462
Other long-term assets	24,530	59,820	84,350
Total Assets	2,979,056	59,871	3,038,927

Liabilities and Stockholders' Equity
Accrued liabilities	231,356	13,018	244,374
Total Current Liabilities	898,893	13,018	911,911
Deferred credits and other long-term liabilities	36,483	46,999	83,482
Total Liabilities	1,693,753	60,017	1,753,770
Retained earnings	1,419,449	(144)	1,419,305
Total Stockholders' Equity	1,285,303	(144)	1,285,159
Total Liabilities and Stockholders' Equity	2,979,056	59,871	3,038,927

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three and nine months ended September 30, 2019 by major service line, type of customer and timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$383,386	$—	$(76)	$383,310
EAP risk-based	80,076	—	—	80,076
ASO	57,535	9,475	(42)	66,968
Magellan Complete Care
Risk-based, non-EAP	697,321	—	—	697,321
ASO	15,768	—	—	15,768
PBM, including dispensing	—	495,759	(47,081)	448,678
Medicare Part D	—	76,327	—	76,327
PBA	—	35,768	—	35,768
Formulary management	—	23,976	—	23,976
Other	—	749	—	749
Total net revenue	$1,234,086	$642,054	$(47,199)	$1,828,941

Type of Customer
Government	$940,971	$215,197	$—	$1,156,168
Non-government	293,115	426,857	(47,199)	672,773
Total net revenue	$1,234,086	$642,054	$(47,199)	$1,828,941

Timing of Revenue Recognition
Transferred at a point in time	$—	$572,086	$(47,081)	$525,005
Transferred over time	1,234,086	69,968	(118)	1,303,936
Total net revenue	$1,234,086	$642,054	$(47,199)	$1,828,941

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

	Nine Months Ended September 30, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,145,785	$—	$(219)	$1,145,566
EAP risk-based	256,989	—	—	256,989
ASO	170,733	27,945	(215)	198,463
Magellan Complete Care
Risk-based, non-EAP	1,999,254	—	—	1,999,254
ASO	46,220	—	—	46,220
PBM, including dispensing	—	1,469,151	(132,953)	1,336,198
Medicare Part D	—	209,510	—	209,510
PBA	—	103,220	—	103,220
Formulary management	—	59,585	—	59,585
Other	—	1,761	—	1,761
Total net revenue	$3,618,981	$1,871,172	$(133,387)	$5,356,766

Type of Customer
Government	$2,740,006	$624,569	$—	$3,364,575
Non-government	878,975	1,246,603	(133,387)	1,992,191
Total net revenue	$3,618,981	$1,871,172	$(133,387)	$5,356,766

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,678,661	$(132,953)	$1,545,708
Transferred over time	3,618,981	192,511	(434)	3,811,058
Total net revenue	$3,618,981	$1,871,172	$(133,387)	$5,356,766

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

September 30, 2019

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

September 30, 2019

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	September 30,
	2018	2019	$ Change	% Change
Accounts receivable	$786,395	$862,821	$76,426	9.7%
Contract assets	4,647	26,151	21,504	462.8%
Contract liabilities - current	16,853	7,452	(9,401)	(55.8%)
Contract liabilities - long-term	13,441	11,301	(2,140)	(15.9%)

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $76.4 million, mainly due to timing of receipts. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $21.5 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, decreased by $9.4 million, mainly due to the timing of receipts related to January 2019 revenues. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, decreased by $2.1 million, mainly due to certain balances which became current.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

During the three months ended September 30, 2019, the Company recognized revenue of $2.6 million that was included in current contract liabilities at June 30, 2019. During the nine months ended September 30, 2019, the Company recognized revenue of $15.9 million that was included in current contract liabilities at December 31, 2018. The estimated timing of recognition of amounts included in contract liabilities at September 30, 2019 are as follows: 2019—$4.6 million; 2020—$3.7 million; 2021—$3.0 million; 2022 and beyond—$7.5 million. During the three and nine months ended September 30, 2019, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods were not material.

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

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has contracts with the Commonwealth of Virginia (the “Virginia Contracts”). The Company began providing Medicaid managed long-term services and supports to enrollees in the Commonwealth Coordinated Care Plus (“CCC Plus”) program on August 1, 2017. The CCC Plus contract expires annually on December 31, and automatically renews annually on January 1 for a period of five calendar years, with potential of up to five 12-month extensions. The Commonwealth of Virginia has the right to terminate the CCC Plus contract with cause at any time and for convenience upon 90 days’ notice. On August 1, 2018, the Company began providing integrated healthcare services to Medicaid enrollees in the Commonwealth of Virginia under the Medallion 4.0/FAMIS Managed Care Program (“Medallion”). The initial term of the Medallion contract is from August 1, 2018 through June 30, 2019, with six 12-month renewal options. The Medallion contract has been renewed through June 30, 2020. The Commonwealth of Virginia has the right to terminate the Medallion contract with cause at any time and for convenience upon 180 days’ notice. The Virginia Contracts generated net revenues of $344.1 million and $614.1 million for the nine months ended September 30, 2018 and 2019, respectively.

The Company had a contract with the State of New York (the “New York Contract”) to provide integrated managed care services to Medicaid and Medicare enrollees in the State of New York. The Company’s New York Contract terminated on December 31, 2016; however, the Company, along with other participating managed care plans in the state, continues to provide services while a new contract is being finalized. The Company began recognizing revenue in relation to the New York Contract on January 1, 2014 as a result of the acquisition of AlphaCare Holdings, Inc. The Company’s revenues under the New York Contracts increased starting on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The New York Contracts generated net revenues of $534.5 million and $623.4 million for the nine months ended September 30, 2018 and 2019, respectively.

The Company has contracts with the Commonwealth of Massachusetts (the “Massachusetts Contracts”) to provide integrated managed care services to Medicaid and Medicare enrollees in the Commonwealth of Massachusetts. Medicaid services are provided under a Senior Care Options contract (“SCO Contract”) which began on January 1, 2016 and extends through December 31, 2020, with the potential for up to five additional one year extensions. The Commonwealth of Massachusetts may terminate the contract with cause without prior notice and upon 180 days’ notice without cause. Medicare services are provided under a one-year contract with CMS. The CMS contract currently extends through December 31, 2019. The Company began recognizing revenue in relation to the Massachusetts Contracts on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The Massachusetts Contracts generated net revenues of $506.2 million and $541.9 million for the nine months ended September 30, 2018 and 2019, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

Customers exceeding ten percent of segment net revenues

In addition to the Massachusetts Contract, New York Contract and Virginia Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the nine months ended September 30, 2018 and 2019 (in thousands):

Segment	Term Date	2018	2019
Healthcare
Customer A	December 31, 2023	$482,372	$166,348	*

Pharmacy Management
Customer B	March 31, 2021	259,514	259,826
*	Revenue amount did not exceed 10 percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $410.9 million and $410.2 million for the nine months ended September 30, 2018 and 2019, respectively. Net revenues from members in relation to its contracts with CMS in aggregate totaled $321.3 million and $209.5 million for the nine months ended September 30, 2018 and 2019, respectively. As of December 31, 2018 and September 30, 2019, the Company had $131.0 million and $154.7 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $235.3 million and $226.8 million for the nine months ended September 30, 2018 and 2019, respectively.

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

September 30, 2019

(Unaudited)

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

The following table shows the components of lease expenses for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3,644	$13,026
Finance lease cost:
Amortization of right-of-use asset	1,028	2,986
Interest on lease liabilities	613	1,247
Total finance lease cost	1,641	4,233
Short-term lease cost	329	993
Variable lease cost	869	2,433
Total lease cost	6,483	20,685
Sublease income	(162)	(362)
Net lease cost	$6,321	$20,323

The following table shows the components of the lease assets and liabilities as of September 30, 2019 (in thousands):

September 30, 2019
Operating leases:
Other long-term assets	$51,545

Accrued liabilities	$13,250
Deferred credits and other long-term liabilities	46,619
Total operating lease liabilities	$59,869

Finance leases:
Property and equipment, net	$13,730

Current debt, finance lease and deferred financing obligations	$4,177
Long-term debt, finance lease and deferred financing obligations	14,949
Total finance lease liabilities	$19,126

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

The maturity dates of the Company’s leases as of September 30, 2019 are summarized below (in thousands):

September 30, 2019
2019	$4,708
2020	17,630
2021	17,027
2022	15,954
2023	11,745
2024 and beyond	14,023
Total lease payments	81,087
Less interest	(2,092)
Present value of lease liabilities	$78,995

The following table shows the weighted average remaining lease term and discount rate as of September 30, 2019:

September 30, 2019
Weighted average remaining lease term
Operating leases	4.55
Finance leases	4.94
Weighted average discount rate
Operating leases	4.78%
Finance leases	4.52%

Supplemental cash flow information relating to leases is as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,195
Operating cash flows from finance leases	3,128
Financing cash flows from finance leases	624
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	3,306
Finance leases	—

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

September 30, 2019

(Unaudited)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$263,462	$—	$263,462
Investments:
U.S. Government and agency securities	67,815	—	—	67,815
Obligations of government-sponsored enterprises (2)	—	5,229	—	5,229
Corporate debt securities	—	292,049	—	292,049
Certificates of deposit	—	20,650	—	20,650
Total assets held at fair value	$67,815	$581,390	$—	$649,205

Liabilities
Contingent consideration	$—	$—	$10,124	$10,124
Total liabilities held at fair value	$—	$—	$10,124	$10,124

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$359,211	$—	$359,211
Investments:
U.S. Government and agency securities	73,529	—	—	73,529
Corporate debt securities	—	244,979	—	244,979
Certificates of deposit	—	25,155	—	25,155
Total assets held at fair value	$73,529	$629,345	$—	$702,874

Liabilities
Contingent consideration	$—	$—	$123	$123
Total liabilities held at fair value	$—	$—	$123	$123
(1)	Excludes $8.8 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $17.5 million of cash held in bank accounts by the Company.

For the nine months ended September 30, 2019, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable, accounts payable and revolving loan borrowings, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $399.5 million as of September 30, 2019 was determined based on quoted market prices and would be

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $285.0 million as of September 30, 2019 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

As of December 31, 2018 and September 30, 2019, the Company estimated undiscounted future contingent payments of $10.6 million and $0.1 million, respectively. As of September 30, 2019, the aggregate amount of the future potential contingent consideration payment is $0.1 million which is projected to be paid in 2020.

As of December 31, 2018, the fair value of the short-term and long-term contingent consideration was $8.0 million and $2.1 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets. As of September 30, 2019, the fair value of the short-term contingent consideration was $0.1 million and is included in short-term contingent consideration in the consolidated balance sheets.

The change in the fair value of the contingent consideration was $0.1 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, and $0.0 million and $(2.0) million for the three and nine months ended September 30, 2019, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of comprehensive income.

The following table summarizes the Company’s liability for contingent consideration for the nine months ended September 30, 2019 (in thousands):

September 30,
2019
Balance as of beginning of period	$10,124
Changes in fair value	(2,001)
Payments	(8,000)
Balance as of end of period	$123

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Bank overdrafts are reflected within accounts payable on the balance sheets. There were no bank overdrafts at December 31, 2018. At September 30, 2019, the Company had $0.1 million in bank overdrafts. At September 30, 2019, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $105.4 million are included in cash and cash equivalents.

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

September 30, 2019

(Unaudited)

the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in net income and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income in the consolidated statements of comprehensive income.

As of December 31, 2018 and September 30, 2019, there were no material unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the nine months ended September 30, 2018 or 2019. The following is a summary of short-term and long-term investments at December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$67,870	$17	$(72)	$67,815
Obligations of government-sponsored enterprises (1)	5,257	—	(28)	5,229
Corporate debt securities	292,392	6	(349)	292,049
Certificates of deposit	20,650	—	—	20,650
Total investments at December 31, 2018	$386,169	$23	$(449)	$385,743

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$73,424	$106	$(1)	$73,529
Corporate debt securities	244,667	348	(36)	244,979
Certificates of deposit	25,155	—	—	25,155
Total investments at September 30, 2019	$343,246	$454	$(37)	$343,663

(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

The maturity dates of the Company’s investments as of September 30, 2019 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2019	$100,525	$100,577
2020	237,735	238,095
2021	4,986	4,991
Total investments at September 30, 2019	$343,246	$343,663

Income Taxes

The Company’s effective income tax rates were 26.3 percent and 31.2 percent for the nine months ended September 30, 2018 and 2019, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and changes to recorded tax contingencies. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the nine months ended September 30, 2018 is lower than the effective income tax rate for the nine months ended September 30, 2019 primarily due to permanent differences related to stock compensation expense.

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions. The Company is no longer subject to federal income tax assessments for years ended prior to 2016 or to state or local income

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

tax assessments for years ended prior to 2015. Further, the statutes of limitation regarding the assessment of 2015 federal and certain state and local income taxes expired during the quarter ended September 30, 2019 (“Current Year Quarter”). As a result, $1.7 million of tax contingency reserves recorded as of December 31, 2018 were reversed in the Current Year Quarter, of which $1.4 million is reflected as a discrete reduction to income tax expense and $0.3 million as a decrease to deferred tax assets. Additionally, $0.2 million of accrued interest was reversed in the Current Year Quarter and reflected as a reduction to income tax expense due to the closing of statutes of limitation on tax assessments.

During 2018, the Internal Revenue Service (“IRS”) began examinations of the following federal consolidated income tax returns: (i) the Company for the year ended December 31, 2015, (ii) SWH Holdings, Inc. for the year ended December 31, 2016, and (iii) AlphaCare Holdings for the year ended December 31, 2016. The IRS has concluded its review of all three returns. In resolution of the examination of the Company’s 2015 return, the Company paid federal taxes of $0.3 million in the quarter ended September 30, 2018. The Company received “no change” letters regarding the examinations of the AlphaCare Holdings and SWH Holdings returns during the quarters ended March 31, 2019 and June 30, 2019, respectively.

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

Deferred tax assets as of December 31, 2018 and September 30, 2019 are shown net of valuation allowances of $1.5 million and $1.7 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company’s deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

Stock Compensation

At December 31, 2018 and September 30, 2019, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. The Company recorded stock compensation expense of $9.3 million and $27.4 million for the three and nine months ended September 30, 2018, respectively, and $4.8 million and $19.8 million for the three and nine months ended September 30, 2019, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2019 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2019 was $20.64 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 35.07 percent based on the historical volatility of the Company’s stock price.

For the nine months ended September 30, 2018 the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $5.0 million and was included as a reduction of tax expense. For the nine months ended September 30, 2019 the tax on deficiencies (net of the tax deductions in excess of recognized stock compensation expense) was $1.6 million and was included as an increase to income tax expense.

Summarized information related to the Company’s stock options for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,352,609	$68.10
Granted	416,624	66.13
Forfeited	(60,475)	81.60
Exercised	(389,368)	60.31
Outstanding, end of period	2,319,390	$68.70
Vested and expected to vest at end of period	2,303,496	$68.67
Exercisable, end of period	1,500,864	$64.42

All of the Company’s options granted during the nine months ended September 30, 2019 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	11,795	$89.05
Awarded	41,905	65.60
Vested	(13,939)	85.99
Forfeited	—	—
Outstanding, ending of period	39,761	65.40

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	156,750	$86.68
Awarded	186,325	66.57
Vested	(68,993)	81.95
Forfeited	(18,563)	80.75
Outstanding, ending of period	255,519	73.72

Grants of RSAs vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	209,019	$103.38
Awarded	83,087	100.31
Vested	(43,109)	97.12
Forfeited	(12,157)	97.12
Outstanding, end of period	236,840	103.76

The weighted average estimated fair value of the PSUs granted in the nine months ended September 30, 2019 was $100.31, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 2.51%, and expected volatility of 19% to 82% (average of 36%). The PSUs granted in the nine months ended September 30, 2019, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2021 and vesting on March 5, 2022, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled is calculated as a percentage of the award target and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled varies from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2022 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2019, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 48 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Long-Term Debt and Finance Lease Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes were issued at a discount and had a carrying value of $399.3 million and $399.4 million as of December 31, 2018 and September 30, 2019, respectively.

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the nine months ended September 30, 2019, the weighted average interest rate was approximately 4.2225 percent.

In August 2019, the Company made voluntary term loan repayments of $30.0 million. As of September 30, 2019, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2019—$0.0 million; 2020—$0.0 million; 2021—$9.4 million; 2022—$17.5 million; and 2023—$258.1 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2018 and September 30, 2019, the Company had no revolving loan borrowings. At September 30, 2019, the Company had a borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt, capital lease and deferred financing obligations are deferred loan and bond issuance costs as of December 31, 2018 and September 30, 2019 of $5.9 million and $6.1 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2018 and September 30, 2019 of $66.1 million and $66.4 million, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

Finance Lease and Deferred Financing Obligations

There were $21.7 million and $19.1 million of finance lease obligations at December 31, 2018 and September 30, 2019, respectively. There were $9.5 million and $0.0 million of deferred financing obligations at December 31, 2018 and September 30, 2019, respectively. The Company’s finance lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance lease assets was $51.9 million and $56.0 million at December 31, 2018 and September 30, 2019, respectively.

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Numerator:
Net income	$27,145	$21,274	$52,148	$35,318
Denominator:
Weighted average number of common shares outstanding—basic	24,433	24,426	24,451	24,159
Common stock equivalents—stock options	413	124	630	129
Common stock equivalents—RSAs	2	4	19	6
Common stock equivalents—RSUs	26	36	42	25
Common stock equivalents—PSUs	49	114	171	123
Common stock equivalents—employee stock purchase plan	5	4	3	5
Weighted average number of common shares outstanding—diluted	24,928	24,708	25,316	24,447
Net income per common share—basic	$1.11	$0.87	$2.13	$1.46
Net income per common share—diluted	$1.09	$0.86	$2.06	$1.44

The weighted average number of common shares outstanding for the three and nine months ended September 30, 2018 and 2019 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2018 and 2019 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 0.6 million and 0.4 million options for the three and nine months ended September 30, 2018, respectively, and 1.1 million and 1.1 million options for the three and nine months ended September 30, 2019, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

September 30, 2019

(Unaudited)

provide pharmacy benefits management services for certain of Healthcare’s customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company’s employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company’s segments are defined in Note A—“General.”

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2018
Managed care and other revenue	$1,176,439	$59,500	$(152)	$1,235,787
PBM revenue	—	665,734	(48,015)	617,719
Cost of care	(938,031)	—	—	(938,031)
Cost of goods sold	—	(618,463)	47,318	(571,145)
Direct service costs and other	(179,022)	(74,491)	(11,958)	(265,471)
Stock compensation expense (1)	2,165	1,359	5,796	9,320
Changes in fair value of contingent consideration (1)	148	—	—	148
Segment Profit (Loss)	$61,699	$33,639	$(7,011)	$88,327

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2019
Managed care and other revenue	$1,234,086	$69,968	$(118)	$1,303,936
PBM revenue	—	572,086	(47,081)	525,005
Cost of care	(1,013,006)	—	—	(1,013,006)
Cost of goods sold	—	(528,500)	46,223	(482,277)
Direct service costs and other	(178,538)	(79,842)	(7,942)	(266,322)
Stock compensation expense (1)	2,202	1,669	940	4,811
Changes in fair value of contingent consideration (1)	4	—	—	4
Segment Profit (Loss)	$44,748	$35,381	$(7,978)	$72,151

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2018
Managed care and other revenue	$3,488,928	$182,410	$(448)	$3,670,890
PBM revenue	—	1,940,726	(142,110)	1,798,616
Cost of care	(2,802,506)	—	—	(2,802,506)
Cost of goods sold	—	(1,827,327)	138,098	(1,689,229)
Direct service costs and other	(543,258)	(221,018)	(29,424)	(793,700)
Stock compensation expense (1)	7,857	4,252	15,296	27,405
Changes in fair value of contingent consideration (1)	451	—	—	451
Segment Profit (Loss)	$151,472	$79,043	$(18,588)	$211,927

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2019
Managed care and other revenue	$3,618,981	$192,511	$(434)	$3,811,058
PBM revenue	—	1,678,661	(132,953)	1,545,708
Cost of care	(2,956,853)	—	—	(2,956,853)
Cost of goods sold	—	(1,563,910)	130,653	(1,433,257)
Direct service costs and other	(535,676)	(238,253)	(30,751)	(804,680)
Stock compensation expense (1)	6,396	5,465	7,971	19,832
Changes in fair value of contingent consideration (1)	(2,001)	—	—	(2,001)
Segment Profit (Loss)	$130,847	$74,474	$(25,514)	$179,807

(1)	Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Income before income taxes	$40,961	$29,142	$70,713	$51,331
Stock compensation expense	9,320	4,811	27,405	19,832
Changes in fair value of contingent consideration	148	4	451	(2,001)
Depreciation and amortization	33,047	34,157	97,302	98,355
Interest expense	8,990	9,007	26,034	27,255
Interest and other income	(4,139)	(4,970)	(9,978)	(14,965)
Segment Profit	$88,327	$72,151	$211,927	$179,807

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

September 30, 2019

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, Armed Forces Services Corporation (“AFSC”), conducts business with federal agency customers and federal contractors to such agencies. The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company is voluntarily responding to government requests for further information regarding the Company’s investigation. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. AFSC generated approximately 2% of the Company’s total revenue for the year ended December 31, 2018 and nine months ended September 30, 2019.

Stock Repurchases

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. As of September 30, 2019, the remaining capacity under the 2015 Repurchase Program was $186.3 million. The board also extended the program from October 22, 2018 to October 22, 2020. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019

(Unaudited)

insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - September 30, 2019	60,901	61.15	3.7
	3,359,140		$213.7

The Company made no share repurchases from October 1, 2019 through October 25, 2019.

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

Recent Developments

On October 31, 2019, the Board announced the appointment of Kenneth J. Fasola, 60, as Chief Executive Officer of the Company, and member of the Board, effective November 14, 2019. In connection with his appointment as Chief Executive Officer, on October 31, 2019, Mr. Fasola and the Company entered into an employment agreement, attached as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on October 31, 2019. As previously disclosed, Barry Smith will step down as a member of the Board and Chief Executive Officer of the Company, effective as of November 14, 2019.

Results of Operations

The following table summarizes, for the periods indicated, consolidated operating results (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Consolidated Results	2018	2019	'18 vs '19	2018	2019	'18 vs '19
Statement of Operations Data:
Net revenue	$1,853,506	$1,828,941	(1.3%)	$5,469,506	$5,356,766	(2.1%)
Cost of Care	938,031	1,013,006	8.0%	2,802,506	2,956,853	5.5%
Cost of goods sold	571,145	482,277	(15.6%)	1,689,229	1,433,257	(15.2%)
Direct service costs and other operating expenses (1)(2)	265,471	266,322	0.3%	793,700	804,680	1.4%
Depreciation and amortization	33,047	34,157	3.4%	97,302	98,355	1.1%
Interest expense	8,990	9,007	0.2%	26,034	27,255	4.7%
Interest and other income	(4,139)	(4,970)	20.1%	(9,978)	(14,965)	50.0%
Income before income taxes	40,961	29,142	(28.9%)	70,713	51,331	(27.4%)
(Benefit) provision for income taxes	13,816	7,868	(43.1%)	18,565	16,013	(13.7%)
Net income	$27,145	$21,274	(21.6%)	$52,148	$35,318	(32.3%)
(1)	Includes stock compensation expense of $9,320 and $4,811 for the three months ended September 30, 2018 and 2019, respectively, and $27,405 and $19,832 for the nine months ended September 30, 2018 and 2019, respectively.
(2)	Includes changes in fair value of contingent consideration of $148 and $4 for the three months ended September 30, 2018 and 2019, respectively, and $451 and $(2,001) for the nine months ended September 30, 2018 and 2019, respectively.

Quarter ended September 30, 2019 (“Current Year Quarter”) compared to Quarter ended September 30, 2018 (“Prior Year Quarter”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense increased by 3.4 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter, primarily due to normal asset additions after the Prior Year Quarter.

Interest expense

Interest expense was consistent with the Prior Year Period.

Interest and other income

Interest income increased by $0.8 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher yields.

Income taxes

The Company’s effective income tax rates were 33.7 percent and 27.0 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Current Year Quarter is lower than the effective income tax rate for the Prior Year Quarter mainly due to the permanent differences related to the non-deductible health insurer fee in the Prior Year Quarter. The effective income tax rate for the Current Year Quarter approximates the federal and state statutory rates although it is net of an increase for limitations on the deduction of executive compensation and a decrease for the reversal of state tax contingencies from the closing of statutes of limitation on tax assessments.

Nine months ended September 30, 2019 (“Current Year Period”) compared to nine months ended September 30, 2018 (“Prior Year Period”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense increased by 1.1 percent or $1.1 million from the Prior Year Period, mainly due to normal asset additions after the Prior Year Period.

Interest expense

Interest expense increased by $1.2 million from the Prior Year Period to the Current Year Period primarily due to higher interest rates.

Interest and other income

Interest income increased by $5.0 million from the Prior Year Period to the Current Year Period primarily due to higher yields.

Income taxes

The Company’s effective income tax rates were 26.3 percent and 31.2 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Prior Year Period is lower than the effective income tax rate for the Current Year Period mainly due to an increase in the Current Year Period permanent differences related to stock compensation expense, partially offset by the permanent difference in the Prior Year Period for the non-deductible health insurer fee. The effective income tax rate for the Current Year Period is higher than the federal and state statutory rates primarily due to limitations on the deduction of executive compensation.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Healthcare Segment Results	2018	2019	'18 vs '19	2018	2019	'18 vs '19
Behavioral & Specialty Health revenue
Risk-based, non-EAP	$377,615	$383,386	1.5%	$1,128,743	$1,145,785	1.5%
EAP risk-based	79,854	80,076	0.3%	265,787	256,989	(3.3%)
ASO	65,326	57,535	(11.9%)	189,241	170,733	(9.8%)
Magellan Complete Care revenue
Risk-based, non-EAP	639,584	697,321	9.0%	1,863,771	1,999,254	7.3%
ASO	14,060	15,768	12.1%	41,386	46,220	11.7%
Managed care and other revenue	1,176,439	1,234,086	4.9%	3,488,928	3,618,981	3.7%
Cost of care	938,031	1,013,006	8.0%	2,802,506	2,956,853	5.5%
	238,408	221,080	(7.3%)	686,422	662,128	(3.5%)
Direct service costs and other	179,022	178,538	(0.3%)	543,258	535,676	(1.4%)
	59,386	42,542	(28.4%)	143,164	126,452	(11.7%)
Stock compensation expense	2,165	2,202	1.7%	7,857	6,396	(18.6%)
Changes in fair value of contingent consideration	148	4		451	(2,001)
Segment Profit	$61,699	$44,748	(27.5%)	$151,472	$130,847	(13.6%)

Direct service cost as % of revenue	15.2%	14.5%		15.6%	14.8%
MLR Behavioral & Specialty Health risk	87.7%	89.2%		87.0%	87.5%
MLR Behavioral & Specialty Health EAP risk	68.2%	69.4%		68.8%	67.3%
MLR Magellan Complete Care risk	86.4%	88.2%		87.8%	89.1%

Membership
Behavioral & Specialty Health
Risk (1)				12,325	12,017	(2.5%)
EAP risk				15,140	14,359	(5.2%)
ASO				26,551	26,478	(0.3%)
Magellan Complete Care
Risk				144	152	5.6%
ASO				22	24	9.1%
				54,182	53,030	(2.1%)
(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue increased by 4.9 percent or $57.6 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is primarily due to favorable rate and membership changes of $146.3 million, new contracts implemented after (or during) the Prior Year Quarter of $32.5 million, program changes of $21.0 million, unfavorable retroactive rate and membership adjustments in the Prior Year Quarter of $7.0 million, favorable retroactive rate adjustments of $4.9 million, and other net favorable variances of $14.6 million. These increases partially offset by terminated contracts of $138.7 million, customer settlements and other contract changes in the Prior Year Quarter of $18.3 million, net revenue recorded for HIF fees in the Prior Year Quarter of $7.7 million and the revenue impact of net favorable prior period medical claims development recorded in Prior Year Quarter of $4.0 million.

Cost of care

Cost of care increased by 8.0 percent or $75.0 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to increased membership of $115.3 million, the care cost for new contracts implemented after (or during) the Prior Year Quarter of $24.5 million, program changes of $20.2 million, net favorable prior period medical claims development recorded in the Prior Year Quarter of $6.2 million, net unfavorable prior period medical claims development recorded in the Current Year Quarter of $1.0 million and care trends and other net unfavorable variances of $25.4 million. These increases were partially offset by terminated contracts of $117.6 million. For our behavioral specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) increased from 87.7 percent in Prior Year Quarter to 89.2 percent in the Current Year Quarter mainly due to increased utilization. For our MCC contracts, cost of care increased as a percentage of risk revenue from 86.4 percent in the Prior Year Quarter to 88.2 percent in the Current Year Quarter mainly due to net revenue recorded for HIF fees and favorable customer settlements in the Prior Year Quarter.

Direct service costs and other

Direct service costs decreased 0.3 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter, and decreased as a percentage of revenue from 15.2 percent in the Prior Year Quarter to 14.5 percent in the Current Year Quarter primarily due to increased revenue from program changes and favorable rate changes.

Current Year Period compared to the Prior Year Period

Managed care and other revenue

Net revenue increased by 3.7 percent or $130.1 million from the Prior Year Period to the Current Year Period. The increase in revenue is primarily due to new contracts implemented after (or during) the Prior Year Period of $229.7 million, favorable rate and membership changes of $188.1 million, program changes of $70.2 million, favorable retroactive rate adjustments of $3.3 million in the Current Year Period, unfavorable retroactive membership and rate adjustments in the Prior Year Period of $6.9 million and other net favorable variances of $9.2 million. These increases were partially offset by terminated contracts of $330.7 million, customer settlements and other contract changes in the prior period of $21.6 million, net revenue recorded for HIF fees in the Prior Year Period of $23.0 million and the revenue impact of net favorable prior period medical claims development recorded in the Prior Year Period of $2.0 million.

Cost of care

Cost of care increased by 5.5 percent or $154.3 million from the Prior Year Period to the Current Year Period. The increase is primarily due to the care cost for new contracts implemented after (or during) the Prior Year Period of $180.4 million, increased membership of $81.0 million, program changes of $61.4 million, net favorable prior period medical claims recorded in the Prior Year Period of $9.7 million, and care trends and other net unfavorable variances of $117.1 million. These increases were partially offset by terminated contracts of $271.3 million and net favorable prior period medical claims development in the Current Year Period of $24.0 million. For our behavioral specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) increased from 87.0 percent in the Prior Year Period to 87.5 percent in the Current Year Period, mainly due to increased utilization and business mix. For our MCC contracts, cost of care as a percentage of risk revenue increased from 87.8 percent in the Prior Year Period to 89.1 percent in the Current Year Period mainly due to net revenue recorded for HIF fees and customer settlements in the Prior Year Period, and business mix.

Direct service costs and other

Direct service costs decreased by 1.4 percent or $7.6 million from the Prior Year Period to the Current Year Period primarily due to HIF fees in the Prior Year Period and terminated contracts, partially offset by new business growth. Direct service costs decreased as a percentage of revenue from 15.6 percent in the Prior Year Period to 14.8 percent in the Current Year Period, primarily due to HIF fees in the Prior Year Period, and increased revenue from program changes and favorable rate changes.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Pharmacy Segment Results	2018	2019	'18 vs '19	2018	2019	'18 vs '19
Formulary management	$16,601	$23,976	44.4%	$55,326	$59,585	7.7%
PBA and other	42,899	45,992	7.2%	127,084	132,926	4.6%
Managed care and other revenue	59,500	69,968	17.6%	182,410	192,511	5.5%
PBM, including dispensing	549,508	495,759	(9.8%)	1,619,431	1,469,151	(9.3%)
Medicare Part D	116,226	76,327	(34.3%)	321,295	209,510	(34.8%)
PBM revenue	665,734	572,086	(14.1%)	1,940,726	1,678,661	(13.5%)
Total net revenue	725,234	642,054	(11.5%)	2,123,136	1,871,172	(11.9%)
Cost of goods sold	618,463	528,500	(14.5%)	1,827,327	1,563,910	(14.4%)
	106,771	113,554	6.4%	295,809	307,262	3.9%
Direct service costs and other	74,491	79,842	7.2%	221,018	238,253	7.8%
	32,280	33,712	4.4%	74,791	69,009	(7.7%)
Stock compensation expense	1,359	1,669	22.8%	4,252	5,465	28.5%
Segment Profit	$33,639	$35,381	5.2%	$79,043	$74,474	(5.8%)

Direct service cost as % of revenue	10.3%	12.4%		10.4%	12.7%
COGS as % of PBM revenue	92.9%	92.4%		94.2%	93.2%

Pharmacy Operational Statistics
Adjusted commercial network claims				22,795	20,811
Adjusted PBA claims				53,005	59,347
Total adjusted claims				75,800	80,158

Generic dispensing rate				87.5%	86.6%
Commercial PBM covered lives				2,052	1,793
Medical pharmacy covered lives				13,993	13,997
Total states and DC that participate in PBA				27	27

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue increased by 17.6 percent or $10.5 million from the Prior Year Quarter to the Current Year Quarter primarily due to increased formulary management revenue of $7.5 million, increased government pharmacy revenue of $2.4 million and other net favorable variances of $0.6 million.

PBM revenue

PBM revenue decreased by 14.1 percent or $93.6 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to lower revenue from terminated contracts of $83.4 million and net decreased membership and utilization of $40.3 million. These decreases were partially offset by new business of $25.2 million, and other net favorable variances of $4.9 million.

Cost of goods sold

Cost of goods sold decreased by 14.5 percent or $90.0 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $81.7 million and net decreased membership and utilization of $35.8 million. These decreases were partially offset by new contracts of $23.7 million and other unfavorable variances of $3.8 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 92.9 percent in the Prior Year Quarter to 92.4 percent in the Current Year Quarter, mainly due to business mix.

Direct service costs and other

Direct service costs increased by 7.2 percent or $5.4 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher discretionary benefits. Direct service costs increased as a percentage of revenue from 10.3 percent in the Prior Year Quarter to 12.4 percent in the Current Year Quarter primarily due to a net decrease in revenue and an increase in discretionary benefits.

Current Year Period compared to Prior Year Period

Managed care and other revenue

Managed care and other revenue increased by 5.5 percent or $10.1 million from the Prior Year Period to the Current Year Period primarily due to increased formulary management revenue of $3.8 million, increased government pharmacy revenue of $3.1 million, increased medical pharmacy management revenue of $2.1 million and other net favorable variances of $1.1 million.

PBM revenue

PBM revenue decreased by 13.5 percent or $262.1 million from the Prior Year Period to the Current Year Period. The decrease is primarily due to lower revenue from terminated contracts of $249.7 million and net decreased membership and utilization of $90.3 million. These decreases were partially offset by new business of $70.6 million and other net favorable variances of $7.3 million.

Cost of goods sold

Cost of goods sold decreased by 14.4 percent or $263.4 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $246.1 million, and net decreased membership and utilization of $85.6 million. These decreases were partially offset by new contracts of $66.8 million and other net unfavorable variances of $1.5 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 94.2 percent in the Prior Year Period to 93.2 percent in the Current Year Period, mainly due to business mix.

Direct service costs and other

Direct service costs decreased by 7.8 percent or $17.2 million from the Prior Year Period to the Current Year

Period primarily due to higher discretionary benefits and corporate allocations. Direct service costs increased as a percentage of revenue from 10.4 percent in the Prior Year Period to 12.7 percent in the Current Year Period mainly due to a net decrease in revenue and an increase in discretionary benefits.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments, and that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Corporate Segment & Eliminations	2018	2019	'18 vs '19	2018	2019	'18 vs '19
Managed care and other revenue	$(152)	$(118)	(22.4%)	$(448)	$(434)	(3.1%)
PBM revenue	(48,015)	(47,081)	(1.9%)	(142,110)	(132,953)	(6.4%)
Cost of goods sold	47,318	46,223	(2.3%)	138,098	130,653	(5.4%)
	(849)	(976)	15.0%	(4,460)	(2,734)	(38.7%)
Direct service costs and other	11,958	7,942	(33.6%)	29,424	30,751	4.5%
	(12,807)	(8,918)	(30.4%)	(33,884)	(33,485)	(1.2%)
Stock compensation expense	5,796	940	(83.8%)	15,296	7,971	(47.9%)
Segment Loss	$(7,011)	$(7,978)	13.8%	$(18,588)	$(25,514)	37.3%

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss increased by 13.8 percent or $1.0 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher discretionary benefits. As a percentage of revenue, the Corporate segment loss was 0.4 percent in the Prior Year Quarter and in the Current Year Quarter.

Current Year Period compared to the Prior Year Period

The Corporate segment loss increased by 37.3 percent or $6.9 million from the Prior Year Period to the Current Year Period primarily due to higher discretionary benefits. As a percentage of revenue, the Corporate segment loss increased from 0.3 percent in the Prior Year Period to 0.5 percent in the Current Year Period primarily due to net decreased revenue, mainly from terminated contracts, and higher discretionary benefits.

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

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Income before income taxes	$40,961	$29,142	$70,713	$51,331
Stock compensation expense	9,320	4,811	27,405	19,832
Changes in fair value of contingent consideration	148	4	451	(2,001)
Depreciation and amortization	33,047	34,157	97,302	98,355
Interest expense	8,990	9,007	26,034	27,255
Interest and other income	(4,139)	(4,970)	(9,978)	(14,965)
Segment Profit	$88,327	$72,151	$211,927	$179,807

The following table reconciles Adjusted Net Income to net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net income	$27,145	$21,274	$52,148	$35,318
Adjusted for acquisitions starting in 2013
Stock compensation expense	—	—	530	—
Changes in fair value of contingent consideration	148	4	451	(2,001)
Amortization of acquired intangibles	12,079	12,272	36,676	36,817
Tax impact	(3,220)	(3,304)	(9,577)	(9,261)
Adjusted Net Income	$36,152	$30,246	$80,228	$60,873

The following table reconciles Adjusted EPS to net income per common share—diluted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net income per common share—diluted	$1.09	$0.86	$2.06	$1.44
Adjusted for acquisitions starting in 2013
Stock compensation expense	—	—	0.02	—
Changes in fair value of contingent consideration	0.01	—	0.02	(0.08)
Amortization of acquired intangibles	0.48	0.50	1.45	1.51
Tax impact	(0.13)	(0.13)	(0.38)	(0.38)
Adjusted EPS	$1.45	$1.23	$3.17	$2.49

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

Interest Rate Risk. Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of September 30, 2019, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities. The Company reported net cash provided by operating activities of $34.0 million and $144.4 million for the Prior Year Period and Current Year Period, respectively. The $110.4 million increase in operating cash flows from the Prior Year Period is mainly attributable to favorable working capital changes and lower tax payments, partially offset by lower segment profit.

The net favorable impact of working capital changes between periods totaled $113.6 million. For the Prior Year Period, operating cash flows were impacted by net unfavorable working capital changes of $116.9 million, mainly attributable to an increase in accounts receivables and payment of the HIF fee totaling $29.9 million. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $3.3 million, mainly attributable to timing.

Tax payments for the Current Year Period decreased $28.3 million from the Prior Year Period. Segment Profit for the Current Period decreased $32.1 million from the Prior Year Period.

Investing Activities. The Company utilized $51.2 million and $44.2 million during the Prior Year Period and the Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $19.2 million and $32.0 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $11.4 million and $32.8 million, respectively.

During the Prior Year Period the Company used $52.3 million for the net purchase of "available-for-sale" securities. During the Current Year Period the Company received $43.4 million for the net maturity of "available-for-sale" securities.

Financing Activities. During the Prior Year Quarter, the Company paid $65.6 million on debt obligations, $41.0 million for the repurchase of treasury stock under the Company's share repurchase program, $9.5 million on capital lease obligations and had other net unfavorable items of $1.0 million. In addition, the Company received $22.6 million from the exercise of stock options.

During the Current Year Period, the Company paid $44.4 million on debt obligations, $6.2 million for payments on contingent consideration, $4.1 million for the repurchase of treasury stock under the Company's share repurchase program and $6.6 million on finance lease obligations. In addition, the Company received $20.6 million from the exercise of stock options and had other net favorable items of $1.6 million.

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

Stock Repurchases. On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 26, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. As of September 30, 2019, the remaining capacity under the 2015 Repurchase Program was $186.3 million. See Note D—“Commitments and Contingencies” for more information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements. As of September 30, 2019, the Company has no material off-balance sheet arrangements.

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of September 30, 2019, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of September 30, 2019, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4. Controls and Procedures

a)The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
b)Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. The Company made no repurchases during the three months ended September 30, 2019. As of September 30, 2019, the Company had approximately $186.3 million remaining available for future repurchases under the current plan. The Company made no share repurchases from October 1, 2019 through October 25, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

C

Exhibit Index

Exhibit Number	Description of Exhibit
*10.1	Letter Agreement dated August 26, 2019 between the Company and Barry M. Smith.
*10.2	Restricted Stock Award Agreement dated August 26, 2019 between the Company and Steven J. Shulman.
*10.3

Employment Agreement, dated October 31, 2019, between the Company and Kenneth Fasola, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on October 31, 2019 and is incorporated herein by reference.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the cover page, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104

Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*

Constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2019	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)