Form 10-K
period 2019-12-31
MAGELLAN HEALTH INC
filed 2020-02-28
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-6639

MAGELLAN HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1076937 (I.R.S. Employer Identification No.)
4801 E. Washington Street Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)

Registrant’s telephone number, including area code: (800) 642-1716

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	MGLN	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock (“common stock”) held by non-affiliates of the registrant based on the closing price on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.8 billion.

The number of shares of Magellan Health, Inc.’s common stock outstanding as of February 21, 2020 was 24,698,387.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

MAGELLAN HEALTH, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

PART I

Cautionary Statement Concerning Forward-Looking Statements

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

Item 1.    Business

Magellan Health, Inc. (“Magellan”) provides managed care services for some of the most complex areas of healthcare. The Company offers innovative solutions that combine analytics, technology and clinical rigor to drive better decision making, positively impact members’ health outcomes and optimize the cost of care for the customers Magellan serves. The Company provides services to health plans and other managed care organizations (“MCOs”), employers, labor unions, various military and governmental agencies and third-party administrators (“TPAs”). Magellan operates three segments: Healthcare, Pharmacy Management and Corporate. In this report, references to “we”, “us”, “our” and the “Company” include Magellan and its subsidiaries. Magellan was incorporated in 1969 under the laws of the State of Delaware.

Healthcare

The Healthcare segment (“Healthcare”) consists of two reporting units – Behavioral & Specialty Health and Magellan Complete Care (“MCC”).

The Behavioral & Specialty Health reporting unit’s customers include health plans, accountable care organizations (“ACOs”), employers, the United States military and various federal government agencies for whom Magellan provides carve-out management services for (i) behavioral health, (ii) employee assistance plans (“EAP”) and (iii) other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac and physical medicine. These management services can be applied broadly across commercial, Medicaid and Medicare populations, or on a more targeted basis for our health plans and ACO customers. The Behavioral & Specialty Health unit also includes Magellan’s carve-out behavioral health contracts with various state Medicaid agencies.

The MCC reporting unit contracts with state Medicaid agencies and the Centers for Medicare and Medicaid Services (“CMS”) to manage care for beneficiaries under various Medicaid and Medicare programs. MCC manages a wide range of services from total medical cost to carve out long-term support services. MCC largely focuses on managing care for more acute special populations including individuals with serious mental illness (“SMI”), dual eligibles, aged, blind and disabled (“ABD”) and other populations with unique and often complex healthcare needs.

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

The Company provides its Healthcare management services primarily through: (i) risk-based contractual arrangements, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month (“PMPM”) fee, or (ii) administrative services only (“ASO”) contractual arrangements, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume full responsibility for the cost of the treatment services, in exchange for an administrative fee and, in some instances, a gain share.

Pharmacy Management

The Pharmacy Management segment (“Pharmacy Management”) is comprised of services that provide clinical and financial management of pharmaceuticals paid under both the medical and the pharmacy benefit. Pharmacy Management’s customer solutions include: (i) pharmacy benefit management (“PBM”) services, including pharmaceutical dispensing operations; (ii) pharmacy benefit administration (“PBA”) for state Medicaid and other government sponsored programs; (iii)  clinical and formulary management programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement.

These services are available individually, in combination, or in a fully integrated manner. The Company markets its pharmacy management services to managed care organizations, employers, third party administrators, state governments, Medicare Part D, and other government agencies, exchanges, brokers and consultants. In addition, the Company will continue to upsell its pharmacy services to its existing customers and market its pharmacy solutions to the Healthcare customer base.

Pharmacy Management contracts with its customers for services using risk-based, gain share or ASO arrangements. In addition, Pharmacy Management provides services to the Healthcare segment for most of the MCC business.

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

Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), national health expenditure growth is expected to average 5.5 percent annually over 2018-2027. Growth in national health spending is projected to be faster than projected growth in Gross Domestic Product (“GDP”) by 0.8 percentage points over 2018-2027. As a result, the report projects the health share of GDP to rise from 17.9 percent in 2017 to 19.4 percent by 2027.

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

Business Strategy

Magellan is focused on measured growth while executing against a multi-year margin improvement plan for the current portfolio of customers to bring earnings in line with industry competitive levels. The Company’s strategy is organized around four main focus areas:

1.Retain customers and drive new sales
2.Improve margins by reducing cost of care, lowering pharmacy cost of goods sold and driving operational improvements across the Company
3.Maximize and expand the Company’s key value drivers
4.Engage Magellan’s workforce

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

Maximize and expand Magellan’s key value drivers:

Pharmacy Management - continued focus on specialty drug management: With advances in specialty drugs driving the majority of pharmaceutical cost increases, Magellan’s foundation as an industry leader in specialty drug management uniquely positions us to deliver programs across all aspects of drug spend – traditional drugs, as well as specialty drugs paid under both the medical and pharmacy benefits. Our value-based strategies are designed to support the 2-3 percent of patients driving the majority of spend through advanced analytics, high-touch clinical programs and comprehensive specialty drug solutions centered around complex conditions.

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

Customer Contracts

The Company’s contracts with customers typically have terms of one to three years, and in certain cases contain renewal provisions (at the customer’s option) for successive terms of between one and two years (unless terminated earlier). Substantially all of these contracts may be immediately terminated with cause and many of the Company’s contracts are terminable without cause by the customer or the Company either upon the giving of requisite notice and the passage of a specified period of time (typically between 30 and 180 days) or upon the occurrence of other specified events. In addition, the Company’s contracts with federal, state and local governmental agencies generally are conditioned on legislative appropriations. These contracts generally can be terminated or modified by the customer if such appropriations are not made. The Company’s contracts for managed healthcare and specialty solutions services generally provide for payment of a per member per month fee to the Company. See “Item 1A. Risk Factors—Risk-Based Products” and “Item 1A. Risk Factors—Reliance on Customer Contracts.”

Magellan provides integrated healthcare services and managed long-term services and supports to Medicaid enrollees in the Commonwealth of Virginia pursuant to contracts with the Commonwealth of Virginia (the “Virginia Contracts”). The Company provides integrated healthcare services and managed long-term services and supports to Medicaid and Medicare enrollees in the State of New York and the Commonwealth of Massachusetts pursuant to a contracts with the State of New York (the “New York Contracts”) and in the Commonwealth of Massachusetts pursuant to contracts with the Commonwealth of Massachusetts and CMS (the “Massachusetts Contracts”). The Virginia Contracts, New York Contracts and Massachusetts Contracts each generated net revenues that exceeded, in aggregate, ten percent of net revenues for the consolidated Company for the year ended December 31, 2019.

The Company also has significant concentrations of business for managed behavioral health services with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid Program, with members under its Medicare Part D contract with CMS, and with various agencies and departments of the United States federal government. See further discussion related to these significant customers in “Item 1A. Risk Factors—Reliance on Customer Contracts.” In addition, see “Item 1A. Risk Factors—Dependence on Government Spending” for discussion of risks to the Company related to government contracts.

Provider Network

The Company’s managed healthcare services are primarily provided by a contracted network of third-party providers. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company’s network consists of approximately 265,000 healthcare providers providing various levels of care nationwide. The Company’s network providers are almost exclusively independent contractors located throughout the local areas in which the Company’s customers’ beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company’s personnel are available to assist them with consultation and other needs.

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

Competition

The Company’s business is highly competitive. The Company competes with insurance companies and other healthcare organizations, including health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), TPAs, independent practitioner associations (“IPAs”), multi-disciplinary medical groups, PBMs, healthcare information technology companies and other specialty healthcare and managed care companies. Many of the Company’s competitors, particularly certain insurance companies, HMOs, technology companies and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, and some of the Company’s competitors provide a broader range of services. The Company competes based upon quality and reliability of its services, a focus on clinical excellence, product and service innovation and proven expertise across its business lines. The Company may also encounter competition in the future from new market entrants. In addition, some of the Company’s customers that are managed care companies may seek to provide specialty managed healthcare services directly to their members, rather than subcontracting with the Company for such services. Because of these factors, the Company does not expect to be able to rely to a significant degree on price increases to achieve revenue growth and anticipates continued pricing pressures.

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2019 to June 17, 2020. The general liability policy is written on an “occurrence” basis, subject to a $0.25 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.25 million per claim un-aggregated self-insured retention for professional liability.

The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one-year term for the period June 17, 2019 to June 17, 2020. The general liability policy is written on an “occurrence” basis and the professional liability policy is written on a “claims-made” basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

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

The Company has sought and obtained licenses as a utilization review agent, single service HMO, TPA, PBM, Pharmacy, discount prescription drug plan, PPO, HMO and Health Insurance Company in one or more jurisdictions. Numerous states in which the Company does business have adopted regulations governing entities engaging in utilization review. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment and other matters. Many states also license TPA activities. These regulations typically impose requirements regarding claims processing and payments and the handling of customer funds. Some states require TPA licensure for PBM entities as a way to regulate the PBM lines of business.

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

The National Association of Insurance Commissioners (“NAIC”) has developed a “health organizations risk-based capital” formula, designed specifically for managed care organizations, that establishes a minimum amount of capital necessary for a managed care organization to support its overall operations, allowing consideration for the organization’s size and risk profile. The NAIC also adopted a model regulation in the area of health plan standards, which could be adopted by individual states in whole or in part, and could result in the Company being required to meet additional or new standards in connection with its existing operations. Certain states, for example, have adopted regulations based on the NAIC initiative, and as a result, the Company has been subject to certain minimum capital requirements in those states. Certain other states, such as Maryland, Texas, New York, Florida and New Jersey, have also adopted their own regulatory initiatives that subject entities, such as certain of the Company’s subsidiaries, to regulation under state insurance laws. This includes, but is not limited to, requiring adherence to specific financial solvency standards. State insurance laws and regulations may limit the Company’s ability to pay dividends, make certain investments and repay certain indebtedness.

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

The provision of healthcare treatment services by physicians, psychiatrists, psychologists, pharmacists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals, who provide healthcare treatment on behalf of or under contracts with the Company, and the case managers and other personnel of the health services business, are in compliance with the applicable state licensing requirements and current interpretations thereof. Regulations imposed upon healthcare providers include but are not limited to, provisions relating to the conduct of, and ethical considerations involved in, the practice of medicine, psychiatry, psychology, social work and related behavioral healthcare professions, radiology, pharmacy, privacy, accreditation, government healthcare program participation requirements, reimbursements for patient services, Medicare, Medicaid, federal and state laws governing fraud, waste and abuse and, in certain cases, the common law or statutory duty to warn others of danger or to prevent patient self-injury or the statutory duties to report matters of abuse or neglect of individuals. However, there can be no assurance that changes in such requirements or interpretations thereof will not adversely affect the Company’s existing operations or limit expansion.

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

Numerous states require the licensing or certification of entities performing TPA or PBM activities; however, certain federal courts have held that such licensing requirements are preempted by ERISA. ERISA preempts state laws that mandate employee benefit structures or their administration, as well as those that provide alternative enforcement mechanisms. The Company believes that its TPA and PBM activities performed for its self-insured employee benefit plan customers are exempt from otherwise applicable state licensing or registration requirements based upon federal preemption under ERISA and have relied on this general principle in determining not to seek licenses for certain of the Company’s activities in some states. Existing case law is not uniform on the applicability of ERISA preemption with respect to state regulation of PBM and/or TPA activities. In some states, the Company has licensed its self-funded pharmacy related business as a TPA or PBM after a review of state regulatory requirements and case law. There can be no assurance that additional licenses will not be required with respect to utilization review or TPA and/or PBM activities in certain states.

Some of the state regulatory requirements described herein may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In this regard, in a case pending before the United States Supreme Court, Rutledge v. Pharmaceutical Care Management Association, the Court will have the opportunity to clarify the proper role of the states in connection with the administration of employer sponsored benefit plans. A decision in this case is expected by June 2020. Depending upon the outcome of Rutledge, in part, the Company could be subject to overlapping federal and state regulatory requirements with respect to certain of its operations and may need to implement compliance programs that satisfy multiple regulatory regimes. There can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA, or the interpretation of ERISA, will not have a material adverse effect on the Company.

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

The European Union (“EU”) General Data Protection Regulation (“GDPR”) became effective May 25, 2018. The Company believes its exposure to the GDPR is at present limited to EAP services to US-based companies that decide to offer EAP to their EU-based employees, which is a very small subset of the Company’s EAP line of business. The Company does not market its EAP services within the EU or to persons in the EU or compete for business with countries solely established in jurisdictions subject to GDPR, or monitor the behavior of persons in the EU, and its EAP contracts with its customers are entered into in the United States with companies either US-established or not solely established in jurisdictions subject to GDPR. When a US customer chooses to make EAP services available to EU-based employees, the EAP services are managed through an EU-based subcontractor and EAP personal data subject to the GDPR processed by that subcontractor does not leave the EU and is not used, sold, or reported in the US. The Company has received contractual assurances from its subcontractor of the subcontractor’s compliance with the GDPR. Thus, the Company does not believe the GDPR at present poses material compliance risks for the Company. However, there can be no assurances that the GDPR could not be interpreted by EU supervisory authorities or courts in a manner that would require the Company to restructure its EAP services in the EU, or the GDPR could be changed or interpreted in a manner causing material adverse impact on the Company.

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

It also is a crime under the Public Contracts Anti-Kickback Act, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties. There have been a series of substantial civil and criminal investigations and settlements over the last several years in connection with alleged kickback schemes.

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

Further, pursuant to the Patient Protection and Affordable Care Act (“ACA”), a violation of the Anti-Kickback Statute is also a per se violation of the Federal Civil False Claims Act. The Federal Civil False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing discrepancies. Criminal provisions that are similar to the Federal Civil False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent. Even in situations where the Company does not directly provide services to beneficiaries of federally funded health programs and, accordingly, does not directly submit claims to the federal government, it is possible that the Company could nevertheless become involved in a situation where false claim issues are raised based on allegations that it caused or assisted a government contractor in making a false claim.

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

The Company is also subject to The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Under the law, those with independent knowledge of a financial fraud committed by a business required to report to the U.S. Securities and Exchange Commission (“SEC”) or the U.S. Commodity Futures Trading Commission (“CFTC”) may be entitled to a percentage of the money recovered. Included in Dodd-Frank are provisions which protect employees of publicly traded companies from retaliation for reporting securities fraud, fraud against shareholders and violation of the SEC rules/regulations. Dodd-Frank also amends the Sarbanes-Oxley Act (“SOX”) and Federal Civil False Claims Act to expand their whistleblower protections.

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

Mental Health Parity

The Paul Wellstone and Pete Domenici Mental Health Parity Act of 2008 (“MHPAEA”) establishes parity in financial requirements (e.g., co-pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. The law applies to ERISA plans, Medicaid managed care plans and State Children’s Health Insurance Program (“SCHIP”) plans. On November 13, 2013 the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Final Rules on the MHPAEA (“Final Rules”). The Final Rules include some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations and prohibiting separate but equal deductibles. The Company believes it is in compliance with these requirements. In March 2016, CMS promulgated a final rule on the application of parity to Medicaid Managed Care Plans, CHIP and alternative benefit plans. The Company believes it is in compliance with these requirements. On December 7, 2016, the Congress adopted the Twenty-First Century Cures Act, which codified some concepts in the Final Rules. The Company’s risk contracts allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

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

Through 2020 the ACA contains provisions related to fees that impact the Company’s direct public sector contracts and provisions regarding the non-deductibility of those fees for the plan years. Our state public sector customers have made rate adjustments to cover the direct costs of these fees and a majority of the impact from non-deductibility of such fees for income tax purposes. There may be some impact due to taxes paid for non-renewing customers where the timing and amount of recoupment of these additional costs are uncertain. There can be no assurances that public sector customers may make rate adjustments to cover the direct costs of these fees in the future, so there can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company. Congress has repealed this ACA provision, effective for the plan years after December 2020.

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

On May 6, 2016, CMS published final regulations that significantly modified the existing federal Medicaid Managed Care and the SCHIP regulations. On June 30, 2017, CMS issued an Informational Bulletin regarding the applicable effective/compliance dates for the new Medicaid Managed Care and the SCHIP regulations. Magellan is working respectively with state Medicaid agencies and Medicaid Managed Care Plans (our Medicaid customers) to ensure ongoing compliance with those sections of the regulations that are specified as effective based on the determination made by the applicable state Medicaid agency. Nonetheless, CMS issued proposed regulations on November 14, 2018, that would modify certain parts of the 2016 regulation which is currently under review by the United States Office of Management and Budget (“OMB”).

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

Medicare Laws and Regulations

The Company is contracted with CMS as a Medicare Advantage Organization (“MAO”) and Prescription Drug Plan (“PDP” or “Part D Plan”) to provide health services and prescription drug benefits to Medicare beneficiaries. The regulations and contractual requirements applicable to the Company and other participants in Medicare programs are complex and subject to change. CMS regularly audits the performance of contracted health plans to determine compliance with contracts and CMS regulations, and to assess the quality of services provided to Medicare beneficiaries. CMS penalties for noncompliance include premium refunds, civil monetary penalties, prohibiting a company from continuing to market and/or enroll members in the company’s Medicare products, exclusion from participation in federally funded healthcare programs and other sanctions.

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

CMS requires PDPs to report all price concessions received for PBM services. The applicable CMS guidance requires PDPs to contractually require the right to audit their PBMs as well as require full transparency as to manufacturer rebates and administrative fees paid for drugs or services provided in connection with the sponsor’s plan, including the portion of such rebates retained by the PBM.

Additionally, CMS requires MAOs and PDPs to ensure through their contractual arrangements with first tier, downstream and related entities that CMS has access to such entities’ books and records pertaining to services performed in connection with CMS contracts. CMS regulations also require that MAOs and PDPs contractually require their first tier, downstream and related entities (subcontractors) to comply with certain elements of the MAO’s and PDP’s compliance program. The Company has not experienced, and does not anticipate, that such disclosure and auditing requirements, to the extent required by its MAO and PDP partners, will have a materially adverse effect on the Company’s business.

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

Quality scores are used by certain regulatory agencies to establish premium rates and/or calculate performance incentives. In the case of CMS, for example, quality-based metrics are used to pay quality bonuses to MAO and PDP plans that enable high scoring plans to offer enhanced health benefits for their Medicare Advantage (“MA”) beneficiaries.

MAOs and PDPs with Star Ratings of four (4.0) stars or higher are eligible for year-round open enrollment; conversely, plans with lower Star Ratings have more restricted times for enrollment of beneficiaries. MAOs and PDPs with Star Ratings of less than three (3.0) stars in three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, CMS recently had its authority to terminate MAO and PDP contracts for plans rated below three (3.0) stars in three consecutive years reinstated. CMS may begin terminations of low rated plans beginning with plan year 2023. As a result, MAOs and PDPs that achieve higher Star

Ratings may have a competitive advantage over plans with lower Star Ratings. As a result, lower quality scores/Star ratings compared to our competitors could have a material adverse effect on our business, rate of growth, results of operation, financial condition, or cash flows. Magellan’s PDP has been noted as a low performing plan by CMS, which could impact its ability to obtain members through the auto-assignment process or its expansion opportunities, however, the Company does not anticipate that any such impact would be material.

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

The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration (“SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company is voluntarily responding to government requests for further information regarding the Company’s investigation. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. For 2018 and 2019, AFSC’s total revenue comprised approximately 2% of the total revenues of the Company.

The Company also provides services to various state Medicaid programs. Services procurement related to Medicaid programs is governed in part by federal regulations because the federal government provides a substantial amount of funding for the services. The Company’s state customers risk loss of federal funding if the Company is not in compliance with federal regulations. The Company’s non-compliance may also lead to unanticipated, negative financial consequences including corrective action plans or contract default risks.

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

State PBM Regulation. States continue to introduce broad legislation to regulate PBM activities. This legislation encompasses some of the services offered by the Company’s PBM business. Legislation in this area is varied and encompasses licensing, audit provisions, network access, recoupment of funds, submission of claims data to state all payor claims databases, potential fiduciary duties, pass through of cost savings and disclosure obligations, including the disclosure of information regarding the company’s maximum allowable cost pricing with pharmacies. In some circumstances, claims or inquiries against PBMs have been asserted under state consumer protection laws, which exist in most states. The Company has obtained licenses as necessary to support current business and future opportunities. The Company generally believes that state regulation relating to employer sponsored benefit plans is pre-empted by ERISA. In this regard, in a case pending before the United States Supreme Court, Rutledge v. Pharmaceutical Care Management Association, the Court will have the opportunity to clarify the proper role of the states in connection with the administration of employer sponsored benefit plans. A decision in this case is expected by June 2020. The various state laws enacted to date do not appear to have a material adverse effect on the Company’s pharmaceutical management business. However, the Company can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can the Company be certain that future regulations or interpretations of existing laws, including ERISA, will not adversely affect its business.

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

On February 6, 2019, the Department of Health and Human Services Office of Inspector General published a proposed rule which would remove the anti-kickback regulatory safe harbor protection for prescription drug rebates paid by manufacturers to plan sponsors under Medicare Part D and Medicaid managed care. It also would create a new safe harbor protection for price discounts between manufacturers and PBMs if given at the point-of-sale (“POS”). Comments on the proposed rule were due April 8, 2019. This proposed rule would apply only to Medicare Part D and Medicaid managed care, and not commercial rebates. While we do not believe the proposed rule would have a material adverse impact on our business, President Trump in his State of the Union speech on February 4, 2020 also reiterated his proposal that Congress adopt laws to control drug prices and other related measures, which could materially and adversely affect our commercial pharmacy benefits management rebate business.

Regulations Affecting the Company’s Pharmacies. The Company owns three pharmacies that provide services primarily to members of certain of the Company’s health plan customers. The activities undertaken by the Company’s pharmacies subject the pharmacies to state and federal statutes and regulations governing, among other things, the licensure and operation of mail order and nonresident pharmacies, repackaging of drug products, stocking of prescription drug products and dispensing of prescription drug products, including controlled substances. The Company’s pharmacy facilities are located in Florida and Utah, and are duly licensed to conduct business in those states. However, almost all states require out-of-state mail order pharmacies to register with or be licensed by the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state, and some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. The Company holds mail order and nonresident pharmacy licenses where required. The Company also maintains Medicare and Medicaid provider licenses where required in order for the pharmacies to provide services to these plans. In some states, the Company is not able to obtain Medicaid licenses to dispense because those states require that the pharmacy have a physical location in the state to participate in the Medicaid network.

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

Employees of the Registrant

At December 31, 2019, the Company had approximately 10,100 full-time and part-time employees.

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

Substantially all of the Company’s net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company’s most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company’s ten largest customers accounted for approximately 40.3 percent, 51.7 percent and 56.6 percent of the Company’s net revenue in the years ended December 31, 2017, 2018 and 2019, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company’s net revenue and have a material adverse effect on the Company’s liquidity, profitability and financial condition. See Note 2—“Summary of Significant Accounting Policies—Significant Customers” to the consolidated financial statements set forth elsewhere herein for a discussion of the Company’s significant customers.

Integration of Companies Acquired by Magellan—The Company’s profitability could be adversely affected if the integration of companies acquired by Magellan is not completed in a timely and effective manner.

Historically the Company’s has grown via strategic acquisitions, and may continue to do so in the future. After Magellan closes on an acquisition, it must integrate the acquired company into Magellan’s policies, procedures and systems. Failure to effectively integrate an acquired business or the failure of the acquired business to perform as anticipated could result in excessive costs being incurred, a delay in obtaining targeted synergies, decreased customer performance (which could result in contract penalties and/or terminations), increased employee turnover, and lost sales opportunities. Finally, difficulties assimilating acquired operations and services could result in the diversion of capital and management’s attention away from other business issues and opportunities.

Changes in the Medical Managed Care Carve-Out Industry—Certain changes in the business practices of this industry could negatively impact the Company’s resources, profitability and results of operations.

A portion of the Company’s Healthcare and Pharmacy Management segments’ net revenues are derived from customers in the medical managed healthcare industry, including managed care companies, health insurers and other health plans. Some types of changes in this industry’s business practices could negatively impact the Company. For example, if the Company’s managed care customers seek to provide services directly to their subscribers, instead of contracting with the Company for such services, the Company could be adversely affected. In this regard, certain of the Company’s major customers in the past have not renewed all or part of their contracts with the Company, and instead provided managed healthcare services directly to their subscribers. In addition, the Company has a significant number of contracts with Blue Cross Blue Shield plans and other regional health plans. Consolidation of the healthcare industry through acquisitions and mergers could potentially result in the loss of contracts for the Company. In addition, in some instances state Medicaid agencies may look to procure certain services, such as pharmacy benefit management services, directly instead of contracting with a managed care company to do so, potentially reducing the amount of business opportunities from managed care customers. Any of these changes could reduce the Company’s net revenue, and adversely affect the Company’s profitability and financial condition.

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

The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as “risk-based contracts” or “risk-based products,” which include EAP services. These arrangements provided 49.6 percent, 59.3 percent and 63.4 percent of the Company’s net revenue in the years ended December 31, 2017, 2018 and 2019, respectively.

The profitability of the Company’s risk contracts could be reduced if the Company is unable to maintain its historical margins. The competitive environment for the Company’s risk products could result in pricing pressures which cause the Company to reduce its rates. In addition, customer demands or expectations as to margin levels, inclusive of MCC customers’ budgeting issues, could cause the Company to reduce its rates. A reduction in risk rates which are not accompanied by a reduction in services covered or expected underlying care trend could result in a decrease in the Company’s operating margins.

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

If such risk-based products are not correctly underwritten, the Company’s profitability and financial condition could be adversely affected. Factors that affect the Company’s ability to price the Company’s services, or accurately make estimates of IBNR claims and other expenses for which the Company creates reserves may include differences between the Company’s assumptions and actual results arising from, among other things:

●	changes in the delivery system;
●	changes in utilization patterns;
●	changes in the number of members seeking treatment;
●	unforeseen fluctuations in claims backlogs;
●	unforeseen increases in the costs of the services;
●	the occurrence of catastrophes;
●	regulatory changes; and
●	changes in benefit plan design.

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

The Company believes that it can leverage its information systems, call center, claims and network infrastructure as well as its financial strength and underwriting expertise to facilitate the development of risk product offerings to states that include behavioral healthcare and physical medical care for their special Medicaid and dual eligible populations, particularly individuals with serious mental illness (“SMI”). As the Company expands into new markets, the Company will incur start-up costs to develop and grow this business. The Company’s profitability may be negatively impacted until such time that sufficient business is generated to offset these start-up costs.

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

We acquire a substantial percentage of our specialty pharmacies prescription drug supply from a limited number of suppliers. Some of our agreements with these suppliers may be short-term and cancelable by either party without cause with a relatively short time-frame of prior notice. Further, certain parts of these agreements allow pricing and other terms of these relationships to be periodically adjusted based upon required service levels. A termination or modification to any of these relationships could have an adverse effect on our business, financial condition and results of operations. An additional risk related to supply is that many products dispensed by our specialty pharmacy business are manufactured with ingredients that are susceptible to supply shortages. If any products we dispense are in short supply for long periods of time, this could result in a material adverse effect on our business, financial condition and results of operations. Further, we source from a limited number of vendors certain aspects of our pharmacy claims and mail processing capabilities. An interruption of service, termination or modification to the terms to any of these agreements may adversely affect our business and financial condition.

Pharmacy Management—Loss of Relationship with Manufacturers—If we lose relationships with one or more key pharmaceutical manufacturers or third-party rebate administrators or if rebate payments we receive from pharmaceutical manufacturers and rebate processing service providers decline, our business, results of operations, financial condition or cash flows could be adversely affected.

We receive fees or other compensation from our clients, in some cases based upon the retention of rebate amounts paid by pharmaceutical manufacturers or third-party rebate administrators based on the use of selected drugs by members of health plans sponsored by our clients, all pursuant to the terms of our customer contracts. In addition, pharmaceutical manufacturers often pay administrative fees to us based upon our provision of rebate administration services under agreements with such manufacturers or third-party rebate administrators. Our business, results of operations, financial condition or cash flows could be adversely affected if:

●	we lose relationships with one or more key pharmaceutical manufacturers or third-party rebate administrators;
●	we are unable to renew or finalize rebate contracts with one or more key pharmaceutical manufacturers or third-party rebate administrators in the future, or are unable to negotiate interim arrangements;
●	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;
●	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our services relating to the administration of rebates;
●	pharmaceutical manufacturers choose not to offer rebates or purchase our services; or
●	rebates decline due to contracted branded products losing their patents.

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

The Company’s quarterly operating results have varied in the past and may fluctuate significantly in the future due to seasonal and other factors, including:

●	changes in utilization levels by enrolled members of the Company’s risk-based contracts, including seasonal utilization patterns (for example, members generally tend to seek services less during the third and fourth quarters of the year than in the first and second quarters of the year);
●	performance-based contractual adjustments to net revenue, reflecting utilization results or other performance measures;
●	changes in estimates for contractual adjustments under commercial contracts;
●	retrospective membership adjustments;
●	the timing of implementation of new contracts, enrollment changes and contract terminations;
●	pricing adjustments upon contract renewals;
●	the timing of acquisitions;
●	changes in estimates regarding medical costs and IBNR claims;
●	the timing of recognition of pharmacy revenues, including rebates and Medicare Part D; and
●	changes in estimates of contingent consideration.

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

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. During the quarter ended December 31, 2019, the Company purchased and subsequently retired $11.1 million of its Notes, which resulted in a loss on retirement of $0.3 million that is included in interest expense. The Notes were issued at a discount and had a carrying value of $399.3 million and $388.4 million at December 31, 2018 and December 31, 2019, respectively.

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

The Company’s business is highly competitive. The Company competes with other healthcare organizations as well as with insurance companies, including HMOs, PPOs, TPAs, IPAs, multi-disciplinary medical groups, PBMs, specialty pharmacy companies, radiology benefits management companies and other specialty healthcare and managed care companies. Many of the Company’s competitors, particularly certain insurance companies, HMOs and PBMs are significantly larger and have greater financial, marketing and other resources than the Company, which can create downward pressure on prices through economies of scale. The entrance or expansion of these larger companies in the managed healthcare industry (including the Company’s customers who have in-sourced or who may choose to in-source healthcare services) could increase the competitive pressures the Company faces and could limit the Company’s ability to maintain or increase the Company’s rates. If this happens, the Company’s profitability could be adversely affected. In addition, if the Company does not adequately respond to these competitive pressures, it could cause the Company to not be able to maintain its current contracts or to not be able to obtain new contracts.

Possible Impact of Federal Healthcare Reform Law—can significantly impact the Company’s revenues or profitability.

The ACA is a comprehensive piece of legislation that made significant changes to the healthcare system in the United States. The ACA contains various effective dates extending through 2020.

Significant provisions in the ACA include minimum medical loss ratios for health insurance issuers, significant changes to the Medicare and Medicaid programs and many other changes that affect healthcare insurance and managed care.

Through 2020 the ACA contains provisions related to fees that impact the Company’s direct public sector contracts and provisions regarding the non-deductibility of those fees. Our state public sector customers have made rate adjustments to cover the direct costs of these fees and a majority of the impact from non-deductibility of such fees for income tax purposes. There may be some impact due to taxes paid for non-renewing customers where the timing and amount of recoupment of these additional costs are uncertain. There can be no assurances that public sector customers may make rate adjustments to cover the direct costs of these fees in the future, so there can be no guarantees regarding this adjustment from our state public sector customers and these taxes and fees may have a material impact on the Company. Congress has repealed this ACA provision, effective for plan years after December 31, 2020.

Possible Impact of Federal Mental Health Parity—could impact the Company’s revenues or profitability.

In October 2008, the United States Congress passed the Paul Wellstone and Pete Dominici Mental Health Parity Act of 2008 (“MHPAEA”) establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. The law applies to ERISA plans, Medicaid managed care plans and SCHIP plans. In 2010 regulations were issued that apply to ERISA plans and insured business. These regulations included some significant concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations, and prohibiting separate but equal deductibles. In 2016 regulations were released imposing similar requirements and concepts on Medicaid Managed Care. The Company believes it is in compliance with the requirements of these regulations however additional guidance or new parity laws could impact the business. The Company’s risk contracts do allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

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

Regulatory issues may also affect the Company’s operations including, but not limited to:

●	additional state licenses that may be required to conduct the Company’s businesses, including utilization review, PBM, pharmacy, HMO and TPA activities;
●	limits imposed by state authorities upon corporations’ control or excessive influence over managed healthcare services through the direct employment of physicians, psychiatrists, psychologists or other professionals, and prohibiting fee splitting;
●	laws that impose financial terms and requirements on the Company due to the Company’s assumption of risk under contracts with licensed insurance companies or HMOs;
●	laws in certain states that impose an obligation to contract with any healthcare provider willing to meet the terms of the Company’s contracts with similar providers;
●	compliance with HIPAA (including the federal HITECH Act, which strengthens and expands HIPAA) and other federal and state laws impacting the confidentiality of member information;

●	state legislation regulating PBMs or imposing fiduciary status on PBMs;
●	pharmacy laws and regulation;
●	legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans; and
●	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts.

The imposition of additional licensing and other regulatory requirements may, among other things, increase the Company’s equity requirements, increase the cost of doing business or force significant changes in the Company’s operations to comply with these requirements. In this regard, in a case pending before the United States Supreme Court, Rutledge v. Pharmaceutical Care Management Association, the Court will have the opportunity to clarify the proper role of the states in connection with the administration of employer sponsored benefit plans. A decision in this case is expected by June 2020.

The costs associated with compliance with government regulation as discussed above may adversely affect the Company’s financial condition and results of operation.

Proposed changes to current Federal law and regulations could have a material and adverse impact on our PBM business.

There are various proposed federal laws that could change some aspects of our pharmacy benefit management business. For example, the laws, if enacted, could require the pass-through of all rebate amounts to customer, or prohibit the use of “traditional” pricing, under which a pharmacy benefit manager pays a pharmacy one price under its pharmacy contract, and charges a different price to the customer based on the terms of the customer contract. These and other changes, if enacted into law, may change the manner in which industry participants contract with customers, and we cannot predict with any certainty whether such alternative contract structures would be materially less profitable than current contracts.

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

There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance these risks will not materially adversely impact the Company’s results. Certain of the Company’s subsidiaries have been approved by CMS to offer Medicare Part D prescription drug plans to individual beneficiaries and employer groups. Such subsidiaries are required to comply with Medicare Part D laws and regulations and, because CMS requires that Medicare Part D sponsors be licensed as risk-bearing entities, also with applicable state laws and regulations regarding the business of insurance. The Company also provides services in support of our clients’ Medicare Part D plans and must be able to deliver such services in a manner that complies with applicable regulatory requirements. We have made substantial investments in both human resources and the technology required to administer Medicare Part D benefits. The adoption of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements associated with Medicare Part D may require us to incur significant costs or otherwise impact our ability to earn a profit on such business. In addition, the Company’s receipt of federal funds made available through the Medicare Part D program is subject to compliance with the laws and regulations governing the federal government’s payment for healthcare goods and services, including the Federal Anti-Kickback law and False Claims Acts. If we fail to comply materially with applicable regulatory or contractual requirements, whether identified through CMS or other government audits, client audits, or otherwise, we may be subject to certain sanctions, penalties, or other remedies, including, but not limited to, suspension of marketing or enrollment activities, restrictions on expanding our service area, civil monetary penalties or other monetary amounts, termination of our contract(s) with CMS or Part D clients, and exclusion from federal healthcare programs.

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

MA and Part D Plans with Star Ratings of four (4.0) stars or higher are eligible for year-round open enrollment; conversely, plans with lower Star Ratings have more restricted times for enrollment of beneficiaries. MA and Part D Plans with Star Ratings of less than three (3.0) stars in three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, in 2018 CMS had its authority reinstated to terminate MA and Part D Plans contracts for plans rated below three (3.0) stars in three consecutive years. CMS may begin terminations of low rated plans of MA and Part D Plans beginning with plan year 2023. As a result, MA Plans and Part D that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings. As a result, lower quality scores/Star ratings compared to our competitors could have a material adverse effect on our business, rate of growth, results of operation, financial condition, or cash flows. Magellan’s PDP has been noted as a low performing plan by CMS, which could impact its ability to obtain members through the auto-assignment process or its expansion opportunities, however, the Company does not anticipate that any such impact would be material.

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

IT Systems – The Company’s ability to effectively maintain and upgrade its information systems is critical to its business.

The Company’s operations are dependent on effective information systems. Our information systems require routine maintenance, enhancements and upgrades in order to meet operational needs and regulatory requirements. The maintenance, upgrade and enhancement of our information systems requires significant economic resources. If the Company encounters difficulties in its information systems, or with the transition to or from its information systems, or does not appropriately maintain, enhance and upgrade its information systems, such events could adversely impact the Company’s operations. In addition, our ability to manage effectively our information systems could be impacted by events outside of our control, including acts of nature, such as floods, earthquakes, fires, or acts of terrorism.

Cyber-Security—The Company faces risks related to a breach or failure in our operational security systems or infrastructure, or those of third parties with which we do business.

Our business requires us to securely store, process and transmit confidential, proprietary and other information in our operations. Security breaches may arise from computer hackers penetrating our systems and approaching our employees to obtain personal information for financial gain, attempting to cause harm to our operations, or intending to obtain competitive information. Our data assets and systems are also subject to attack by viruses, worms, phishing attempts and other malicious software programs. We maintain a comprehensive system of preventive and detective controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks, and we cannot eliminate the risk of human error or employee or vendor malfeasance. The costs to update our security protocols to mitigate a security breach could be significant. A breach or failure in our operational security systems may result in loss of data or an unauthorized disclosure of sensitive or confidential member or employee information and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses, which could adversely impact the Company’s financial condition and results of operations.

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

The Company’s total assets at December 31, 2019 reflect goodwill of approximately $1.0 billion, representing approximately 32.9 percent of total assets. The Company completed its annual impairment analysis of goodwill as of October 1, 2019, noting that no impairment was identified.

At December 31, 2019, identifiable intangible assets (customer lists, contracts, provider networks and trade names) totaled approximately $167.3 million. Intangible assets are generally amortized over their estimated useful lives, which range from approximately one to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company’s business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

The 2018 annual goodwill impairment testing as of October 1, 2018, determined that the fair value of the MCC reporting unit had declined, largely due to continued economic challenges in certain markets, and was in excess of its carrying value by a margin of approximately 5%, designating it as a reporting unit that was at-risk for impairment. After performing the 2019 annual goodwill impairment test, improvements were noted in the actual and expected results for such MCC markets which increased the estimated fair value of the MCC reporting unit. As of October 1, 2019, the excess of its fair value over the carrying value increased to an extent that it is no longer considered at-risk.

While no units were determined to be impaired at this time, reporting unit goodwill is at risk of future impairment in the event of significant unfavorable changes in the Company’s forecasted future results and cash flows. In addition, market factors utilized in the impairment analysis, including long-term growth rates or discount rates, could negatively impact the fair value of our reporting units. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill test will prove to be an accurate prediction of the future.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in membership or rates or customer attrition and increase in costs that could significantly impact our immediate and long-range results, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession); and (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted average cost of capital.

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

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company’s potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2019, the Company had approximately $83.8 million of such bonds outstanding. The Company’s insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company’s insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company’s customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company’s programs, such indemnification may not be covered under the Company’s insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company’s alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company’s insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company’s profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

Class Action Suits and Other Legal Proceedings—The Company is subject to class action and other lawsuits that could result in material liabilities to the Company or cause the Company to incur material costs, to change the Company’s operating procedures in ways that increase costs or to comply with additional regulatory requirements.

Managed healthcare companies and PBM companies have been targeted as defendants in national class action lawsuits regarding their business practices. The Company is subject to such national class actions as defendants and is also subject to or a party to other class actions, lawsuits and legal proceedings in conducting the Company’s business, including but not limited to, claims by network providers. In addition, certain of the Company’s customers are parties to pending class action lawsuits regarding the customers’ business practices for which the customers could seek indemnification from the Company. These lawsuits may take years to resolve and cause the Company to incur substantial litigation expense, and the outcomes could have a material adverse effect on the Company’s profitability and financial condition. In addition to potential damage awards, depending upon the outcomes of such cases, these lawsuits may cause or force changes in practices of the Company’s industry and may also cause additional regulation of the industry through new federal or state laws or new applications of existing laws or regulations. Such changes could increase the Company’s operating costs.

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

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value. The Company’s available-for-sale investment securities were $345.2 million and represented 11.2 percent of the Company’s total assets at December 31, 2019.

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

Talent Management – The Company’s ability to attract and retain employees and manage the succession and retention of key executives is critical to our success.

The Company’s ability to attract and retain qualified employees is critical to the Company’s success. There is competition among potential employers for qualified and experienced employees and there is no assurance that the Company will be able to attract or retain such employees. In addition, competition among potential employers could result in increased salaries and benefits. If the Company is unable to retain its employees, or attract additional employees, such events could result in a material adverse impact on our business.

The Company also could be impacted adversely if the Company is unable to plan adequately for the succession of executives and senior management. The Company has succession plans in place, however, such plans do not guarantee that the services of these employees will continue to be available to us.

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

Our initiatives may create uncertainties, including the effect of the initiatives and plan on our business, operations, revenues, and profitability, potential disruptions to our business as a result of management’s attention to the initiatives and plan, uncertainty regarding the potential amount and timing of future cost savings associated with the initiatives and plan, and the potential negative impact of the initiatives and plan on employee morale. The success of the initiatives and plan will depend, in part, on factors that are beyond our control. Accordingly, we can provide no assurance that the goals of the initiatives and plan will be fully achieved. Failure in this regard could have a material and adverse impact on our business, cash flows, financial position, or results of operations.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income and other taxes in the U.S., and our operations, plans and results of operations are affected by tax and other initiatives. As a result of the passage of the Tax Cuts and Jobs Act (the “Tax Act”), corporate tax rates in the United States decreased in 2018, which resulted in changes to our valuation of our deferred tax assets and liabilities. These changes in valuation were material to our income tax expense and deferred tax balances.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company currently leases approximately 948,000 square feet of office space comprising 55 offices in 24 states and the District of Columbia with terms expiring between January 31, 2020 and August 31, 2027. The Company’s headquarters are located in Phoenix, Arizona, which lease expires in March 2024. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations.

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

As of December 31, 2019, there were approximately 228 stockholders of record of the Company’s common stock. The stockholders of record data for common stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

Comparison of Cumulative Total Return

The following graph compares the change in the cumulative total return on the Company’s common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor’s (“S&P”) 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P 500 Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31, 2014, and comparing relative values on December 31, 2015, 2016, 2017, 2018 and 2019. The Company did not pay any dividends during the period reflected in the graph. The common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Magellan Health Services, Inc.
S&P 500 Index
S&P 500 Managed Health Care Index

	December 31,
	2014	2015	2016	2017	2018	2019
Magellan Health, Inc.	$100	$102.72	$125.35	$160.84	$94.77	$130.35
S&P 500 Index	100	101.38	113.51	138.29	132.23	173.86
S&P 500 Managed Health Care Index(1)	100	121.87	145.65	209.84	232.49	279.39
(1)	The S&P 500 Managed Health Care Index consists of Anthem, Inc., Centene Corporation, Humana, Inc., UnitedHealth Group, Inc. and WellCare Health Plans, Inc.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which now authorizes the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. The board also extended the program from October 22, 2018 to October 22, 2020. The Company made no share repurchases during the three months ended December 31, 2019. As of December 31, 2019, the Company had approximately $186.3 million remaining available for future repurchases under the current plan. The Company made no share repurchases from January 1, 2020 through February 21, 2020.

Dividends

The Company does not expect to pay a dividend in 2020. Should the Company pay any dividends in the future, there can be no assurance that the Company will continue to pay such dividends.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2019, the Company had no sales of unregistered securities.

Item 6.    Selected Financial Data

The following table sets forth selected historical consolidated financial information of the Company as of and for the years ended December 31, 2015, 2016, 2017, 2018 and 2019.

Selected consolidated financial information for the years ended December 31, 2017, 2018 and 2019 and as of December 31, 2018 and 2019 presented below, have been derived from, and should be read in conjunction with, the audited consolidated financial statements and the notes thereto included elsewhere herein. Selected consolidated financial information for the years ended December 31, 2015 and 2016 has been derived from the Company’s audited consolidated financial statements not included in this Form 10-K. The selected financial data set forth below also should be read in conjunction with the Company’s financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2016	2017	2018	2019
Statement of Operations Data:
Net revenue	$4,597,400	$4,836,884	$5,838,583	$7,314,151	$7,159,423
Cost of care	2,274,755	1,882,614	2,413,770	3,762,412	3,940,531
Cost of goods sold	1,321,877	1,818,720	2,211,910	2,283,022	1,898,871
Direct service costs and other operating expenses(1)(2)(3)	822,392	876,612	941,883	1,071,535	1,090,731
Depreciation and amortization	102,844	106,046	115,706	132,660	131,509
Interest expense	6,581	10,193	25,977	35,396	36,153
Interest and other income	(2,165)	(2,818)	(5,887)	(14,068)	(19,189)
Income before income taxes	71,116	145,517	135,224	43,194	80,817
Provision for income taxes	42,409	69,728	25,083	19,013	24,915
Net income	28,707	75,789	110,141	24,181	55,902
Less: net loss attributable to non-controlling interest	(2,706)	(2,090)	(66)	—	—
Net income attributable to Magellan	$31,413	$77,879	$110,207	$24,181	$55,902
Net income per common share attributable to Magellan:
Basic	$1.26	$3.36	$4.72	$0.99	$2.31
Diluted	$1.21	$3.22	$4.51	$0.97	$2.28

	December 31,
	2015	2016	2017	2018	2019
Balance Sheet Data:
Current assets	$1,097,682	$1,319,267	$1,483,353	$1,547,167	$1,673,043
Current liabilities	724,235	1,092,850	892,303	898,893	910,147
Property and equipment, net	174,745	172,524	158,638	150,748	138,422
Total assets	2,069,060	2,443,687	2,957,234	2,979,056	3,092,173
Total debt, capital lease and deferred financing obligations	257,309	618,379	853,737	752,882	682,616
Stockholders’ equity	1,066,183	1,099,719	1,276,494	1,285,303	1,397,783
(1)	Includes stock compensation expense of $50,384, $37,422, $39,116, $29,472 and $25,501 for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.
(2)	Includes changes in fair value of contingent consideration of $44,257, $(104), $696, $1,307 and $(2,124) for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.
(3)	Includes impairment of intangible assets of $4,800 for the year ended December 31, 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s selected financial data and the Company’s financial statements and the accompanying notes included herein. The following discussion may contain “forward-looking statements” within the meaning of the Securities Act and the Exchange Act. When used in this Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “should” and similar expressions are intended to be forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under the heading “Risk Factors” in Item 1A and elsewhere in this Form 10-K. Capitalized or defined terms included in this Item 7 have the meanings set forth in Item 1 of this Form 10-K.

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

Results of Operations

The following table summarizes, for the periods indicated, consolidated operating results (in thousands):

	December 31,			Change	Change
Consolidated Results	2017	2018	2019	'17 vs '18	'18 vs '19
Statement of Operations Data:
Net revenue	$5,838,583	$7,314,151	$7,159,423	25.3%	(2.1%)
Cost of Care	2,413,770	3,762,412	3,940,531	55.9%	4.7%
Cost of goods sold	2,211,910	2,283,022	1,898,871	3.2%	(16.8%)
Direct service costs and other operating expenses (1)(2)	941,883	1,071,535	1,090,731	13.8%	1.8%
Depreciation and amortization	115,706	132,660	131,509	14.7%	(0.9%)
Interest expense	25,977	35,396	36,153	36.3%	2.1%
Interest and other income	(5,887)	(14,068)	(19,189)	139.0%	36.4%
Income before income taxes	135,224	43,194	80,817	(68.1%)	87.1%
Provision for income taxes	25,083	19,013	24,915	(24.2%)	31.0%
Net income	110,141	24,181	55,902	(78.0%)	131.2%
Less: net loss attributable to non-controlling interest	(66)	—	—	(100.0%)	—
Net income attributable to Magellan	$110,207	$24,181	$55,902	(78.1%)	131.2%
(1)	Includes stock compensation expense of $39,116, $29,472 and $25,501 for the years ended December 31, 2017, 2018 and 2019, respectively.
(2)	Includes changes in fair value of contingent consideration of $696, $1,307 and $(2,124) for the years ended December 31, 2017, 2018 and 2019, respectively.

2019 compared to 2018

Net revenue, Cost of care, Cost of goods sold, and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold, and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 0.9 percent or $1.1 million from 2018 to 2019, primarily due to asset maturation after 2018.

Interest Expense

Interest expense increased by $0.8 million from 2018 to 2019 mainly due to higher interest rates.

Interest and other income

Interest and other income increased by $5.1 million from 2018 to 2019 primarily due to higher yields.

Income taxes

The Company’s effective income tax rate was 44.0 percent in 2018 and 30.8 percent in 2019. These rates differ from the applicable federal statutory income tax rate for each year primarily due to state income taxes, permanent differences between book and tax income, and changes to the valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for 2019 was lower than 2018, primarily due to (i) suspension of the non-deductible Patient Protection and Affordable Care Act health insurer fee (“HIF”) fees in 2019, and (ii) an increased relative impact in 2018 of the permanent differences for HIF fees and executive compensation as a result of reduced earnings.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2015 expired during 2019. As a result, $3.5 million of tax contingency reserves recorded as of December 31, 2018 were reversed in 2019, of which $2.8 million was reflected as a reduction to income tax expense and $0.7 million as a decrease to deferred tax assets. Additionally, $0.3 million of accrued interest was reversed in 2019 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

Income taxes

The Company’s effective income tax rate was 18.6 percent in 2017 and 44.0 percent in 2018. These rates differ from the applicable federal statutory income tax rate for each year primarily due to state income taxes, remeasurement of deferred tax balances in 2017 due to the Tax Act, permanent differences between book and tax income, and changes to the valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. Although the federal statutory rate was reduced under the Tax Act from 35% in 2017 to 21% in 2018, the effective income tax rate for 2018 was higher than 2017, primarily due to (i) suspension of the non-deductible Patient Protection and Affordable Care Act health insurer fee (“HIF”) fees in 2017, (ii) a significant reversal of valuation allowances in 2017 for the AlphaCare net operating loss carryforwards (“NOLs”), (iii) remeasurement of deferred tax balances in 2017 as a result of the Tax Act, (iv) a significant increase in the amount of non-deductible executive compensation in 2018 as a result of the Tax Act, and (v) an increased relative impact in 2018 of the permanent differences for non-deductible HIF fees and non-deductible executive compensation as a result of reduced earnings.

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

Segment Results

The Company manages and measures operational performance through three segments: Healthcare, Pharmacy Management and Corporate. The Company evaluates performance of its segments based on Segment Profit. Management uses Segment Profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Stock compensation expense and changes in fair value of contingent consideration recorded in relation to acquisitions are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit. The non-controlling portion of AlphaCare’s Segment Loss is also excluded from the computation of Segment Profit in 2017.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	December 31,			Change	Change
Healthcare Segment Results	2017	2018	2019	'17 vs '18	'18 vs '19
Behavioral & Specialty Health revenue
Risk-based, non-EAP	$1,461,159	$1,511,532	$1,504,472	3.4%	(0.5%)
EAP risk-based	382,047	349,751	339,377	(8.5%)	(3.0%)
ASO	257,310	247,953	237,186	(3.6%)	(4.3%)
Magellan Complete Care revenue
Risk-based, non-EAP	1,053,916	2,473,570	2,695,132	134.7%	9.0%
ASO	51,845	55,816	62,379	7.7%	11.8%
Managed care and other revenue	3,206,277	4,638,622	4,838,546	44.7%	4.3%
Cost of care	2,413,770	3,762,412	3,940,531	55.9%	4.7%
	792,507	876,210	898,015	10.6%	2.5%
Direct service costs and other	601,201	735,366	726,937	22.3%	(1.1%)
	191,306	140,844	171,078	(26.4%)	21.5%
Stock compensation expense	10,689	6,982	8,467	(34.7%)	21.3%
Changes in fair value of contingent consideration	696	1,307	(2,124)
Less: non-controlling interest segment loss	(56)	—	—
Segment Profit	$202,747	$149,133	$177,421	(26.4%)	19.0%

Direct service cost as % of revenue	18.8%	15.9%	15.0%
MLR Behavioral & Specialty Health risk	88.5%	87.0%	87.2%
MLR Behavioral & Specialty Health EAP risk	68.6%	68.4%	68.3%
MLR Magellan Complete Care risk	81.5%	89.3%	88.9%

Membership
Behavioral & Specialty Health
Risk (1)	13,030	12,321	11,517
EAP risk	14,471	15,189	14,710
ASO	27,825	26,655	28,394
Magellan Complete Care
Risk	120	139	155
ASO	20	23	25

(1)May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

2019 compared to 2018

Managed Care and Other Revenue

Net revenue related to Healthcare increased by 4.3 percent or $199.9 million from 2018 to 2019. The increase in revenue is primarily due to new contracts implemented during (or after) 2018 of $296.7 million, higher membership and favorable rate changes of $267.2 million, program changes of $74.1 million, net unfavorable retroactive revenue adjustments in 2018 of $16.7 million, customer settlements in 2019 of $9.5 million and other net favorable variances of $22.4 million. These increases were partially offset by terminated contracts of $424.5 million, net revenue recorded for HIF fees in 2018 of $31.1 million, customer settlements in 2018 of $22.3 million and net unfavorable retroactive revenue adjustments in 2019 of $8.8 million. Retroactive revenue adjustments include the net retroactive impact for matters primarily related to membership, rates and the revenue impact of prior period medical claims development.

Cost of Care

Cost of care increased by 4.7 percent or $178.1 million from 2018 to 2019. The increase in cost of care is primarily due to new contracts implemented after (or during) 2018 of $238.4 million, increased membership and higher care from existing customers of $93.5 million, program changes of $63.5 million, net favorable prior period medical claims development recorded in 2018 of $9.7 million and care trends and other net favorable variances of $146.7 million. These increases were partially offset by terminated contracts of $351.4 million and favorable prior period medical claims development recorded in 2019 of $22.3 million. For our behavioral and specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) increased slightly from 87.0 percent in 2018 to 87.2 percent in 2019. For our MCC contracts, cost of care decreased as a percentage of risk revenue (excluding EAP business) from 89.3 percent in 2018 to 88.9 percent in 2019, mainly due to favorable prior period medical claims development and business mix.

Direct Service Costs

Direct service costs decreased by 1.1 percent or $8.4 million from 2018 to 2019 primarily due to costs related to HIF fees in 2018 and terminated contracts, partially offset by discretionary benefits and new business growth. Direct service costs decreased as a percentage of revenue from 15.9 percent in 2018 to 15.0 percent in 2019, primarily due to HIF fees in 2018, and increased revenue from program changes and favorable rate changes.

2018 compared to 2017

Managed Care and Other Revenue

Net revenue related to Healthcare increased by 44.7 percent or $1,432.3 million from 2017 to 2018. The increase in revenue is primarily due to revenue for Senior Whole Health acquired on October 31, 2017 of $1,011.6 million, new contracts implemented during (or after) 2017 of $376.9 million, higher membership partially offset by unfavorable rate changes of $180.6 million, net revenue recorded for HIF fees in 2018 of $31.1 million, customer settlements in 2018 of $22.3 million and a performance penalty in 2017 of $4.6 million. These increases were partially offset by terminated contracts of $111.4 million, net retroactive program changes recorded in 2017 of $23.3 million, program changes of $21.8 million, net unfavorable retroactive revenue adjustments in 2018 of $16.7 million, favorable customer settlements in 2017 of $2.0 million and other net unfavorable variances of $19.6 million. Retroactive revenue adjustments include the net retroactive impact for matters primarily related to membership, rates and the revenue impact of prior period medical claims development.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	December 31,			Change	Change
Pharmacy Segment Results	2017	2018	2019	'17 vs '18	'18 vs '19
Formulary management	$91,900	$70,900	$84,567	(22.9%)	19.3%
PBA and other	181,589	169,527	180,872	(6.6%)	6.7%
Managed care and other revenue	273,489	240,427	265,439	(12.1%)	10.4%
PBM, including dispensing	1,980,044	2,183,151	1,949,225	10.3%	(10.7%)
Medicare Part D	511,000	442,266	287,604	(13.5%)	(35.0%)
PBM revenue	2,491,044	2,625,417	2,236,829	5.4%	(14.8%)
Total net revenue	2,764,533	2,865,844	2,502,268	3.7%	(12.7%)
Cost of goods sold	2,341,979	2,468,170	2,076,509	5.4%	(15.9%)
	422,554	397,674	425,759	(5.9%)	7.1%
Direct service costs and other	302,525	298,713	323,162	(1.3%)	8.2%
	120,029	98,961	102,597	(17.6%)	3.7%
Stock compensation expense	19,881	5,458	7,834	(72.5%)	43.5%
Segment Profit	$139,910	$104,419	$110,431	(25.4%)	5.8%

Direct service cost as % of revenue	10.9%	10.4%	12.9%
COGS as % of PBM revenue	94.0%	94.0%	92.8%

Pharmacy Operational Statistics
Adjusted commercial network claims	29,100	31,321	27,996
Adjusted PBA claims	80,700	70,429	78,799
Total adjusted claims	109,800	101,750	106,795

Generic dispensing rate	87.3%	87.4%	86.6%
Commercial PBM covered lives	1,900	1,986	1,663
Medical pharmacy covered lives	13,100	13,910	13,988
Total states and DC that participate in PBA	27	27	27

2019 compared to 2018

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 10.4 percent or $25.0 million from 2018 to 2019. This increase is primarily due to increased formulary management revenue of $13.7 million mainly due to utilization, higher revenue in government pharmacy of $5.6 million mainly due to increased membership, increased medical pharmacy revenue of $4.7 million mainly due to favorable settlements, and other net favorable variances of $1.0 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management decreased by 14.8 percent or $388.6 million from 2018 to 2019. This decrease is primarily due to terminated contracts of $325.8 million and decreased membership and utilization of $154.6 million, mainly due to a reduction in the Part D footprint. These decreases were partially offset by new contracts implemented after (or during 2018) of $83.8 million, customer guarantee penalties in 2018 of $3.3 million and other favorable variances of $4.7 million.

Cost of Goods Sold

Cost of goods sold decreased by 15.9 percent or $391.7 million from 2018 to 2019. This decrease is primarily due to terminated contracts of $320.8 million, decreased membership and utilization of $139.9 million and other favorable variances of $10.7 million. These decreases were partially offset by new contracts implemented after (or during) 2018 of $79.7 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 94.0 percent in 2018 to 92.8 percent in 2019, mainly due to business mix.

Direct Service Costs

Direct service costs increased by 8.2 percent or $24.4 million from 2018 to 2019. The increase is primarily due to an increase in discretionary benefits, an increase in stock compensation expense and new business growth. Direct service costs increased as a percentage of revenue from 10.4 percent in 2018 to 12.9 percent in 2019 due to higher discretionary benefits.

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

Cost of Goods Sold

Cost of goods sold increased by 5.4 percent or $126.2 million from 2017 to 2018. This increase is primarily due to new contracts implemented after (or during) 2017 of $147.2 million, partially offset by terminated contracts of $16.3 million and decreased membership and utilization of $4.7 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold is consistent with 2017 at 94.0 percent.

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

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	December 31,			Change	Change
Corporate Segment & Eliminations	2017	2018	2019	'17 vs '18	'18 vs '19
Managed care and other revenue	$(584)	$(607)	$(592)	3.9%	(2.5%)
PBM revenue	(131,643)	(189,708)	(180,799)	44.1%	(4.7%)
Cost of goods sold	130,069	185,148	177,638	42.3%	(4.1%)
	(2,158)	(5,167)	(3,753)	139.4%	(27.4%)
Direct service costs and other	38,157	37,456	40,632	(1.8%)	8.5%
	(40,315)	(42,623)	(44,385)	5.7%	4.1%
Stock compensation expense	8,546	17,032	9,200	99.3%	(46.0%)
Less: non-controlling interest segment loss	(3)	—	—	(100.0%)	0.0%
Segment Loss	$(31,766)	$(25,591)	$(35,185)	(19.4%)	37.5%

2019 compared to 2018

Net expenses related to Corporate, which includes eliminations, increased 37.5 percent or $9.6 million, primarily due to higher discretionary benefits in 2019. As a percentage of revenue, corporate and elimination increased from 0.3 percent in 2018 to 0.5 percent in 2019, mainly due to decreased revenue and higher discretionary benefits.

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

The following table reconciles income before income taxes to segment profits for the years ended December 31, 2017, 2018 and 2019 (in thousands):

	2017	2018	2019
Income before income taxes	$135,224	$43,194	$80,817
Stock compensation expense	39,116	29,472	25,501
Changes in fair value of contingent consideration	696	1,307	(2,124)
Non-controlling interest segment loss	59	—	—
Depreciation and amortization	115,706	132,660	131,509
Interest expense	25,977	35,396	36,153
Interest and other income	(5,887)	(14,068)	(19,189)
Segment Profit	$310,891	$227,961	$252,667

The following table reconciles net income attributable to Magellan to Adjusted Net Income for the years ended December 31, 2017, 2018 and 2019:

	2017	2018	2019
Net income	$110,207	$24,181	$55,902
Adjusted for acquisitions starting in 2013
Stock compensation expense	16,215	530	—
Changes in fair value of contingent consideration	696	1,307	(2,124)
Amortization of acquired intangibles	37,265	49,078	51,090
Tax impact	(19,558)	(13,435)	(13,167)
Adjusted Net Income	$144,825	$61,661	$91,701

The following table reconciles net income per common share attributable to Magellan—diluted to Adjusted EPS for the years ended December 31, 2017, 2018 and 2019:

	2017	2018	2019
Net income per common share—diluted	$4.51	$0.97	$2.28
Adjusted for acquisitions starting in 2013
Stock compensation expense	0.66	0.02	—
Changes in fair value of contingent consideration	0.03	0.05	(0.09)
Amortization of acquired intangibles	1.52	1.96	2.08
Tax impact	(0.80)	(0.54)	(0.54)
Adjusted EPS	$5.92	$2.46	$3.73

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

Interest Rate Risk. Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments and the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of December 31, 2019, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2019 compared to 2018

Operating Activities.  The Company reported net cash provided by operating activities of $164.8 million and $115.8 million for 2018 and 2019, respectively. The $49.0 million decrease in operating cash flows from 2018 is mainly attributable to unfavorable working capital changes, partially offset by lower tax payments and higher segment profit.

The net unfavorable impact of working capital changes between periods totaled $114.7 million. For 2018, operating cash flows were impacted by net unfavorable working capital changes of $3.0 million, mainly attributable to an increase in accounts receivables partially offset by an increase in payables. For 2019, operating cash flows were impacted by net unfavorable working capital changes of $117.7 million, mainly attributable to the timing of receivables and payables.

Tax payments for 2019 decreased $35.4 million from 2018. Interest payments for 2019 decreased $4.3 million from 2018. Segment Profit for 2019 increased $24.7 million from 2018.

Investing Activities. The Company utilized $68.3 million and $60.4 million during 2018 and 2019, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture and leaseholds) and capitalized software for 2018 were $26.3 million and $42.0 million, respectively, as compared to additions for 2019 related to hard assets and capitalized software of $15.8 million and $44.6 million, respectively.

During 2018 the Company used $59.2 million for the net purchase of "available-for-sale" securities. During 2019 the Company received $41.6 million for the net maturity of "available-for-sale" securities.

Financing Activities. During 2018, the Company paid $110.0 million on debt obligations, $62.6 million for the repurchase of treasury stock under the Company's share repurchase program, $12.2 million on finance lease obligations and had other net unfavorable items of $1.0 million. In addition, the Company received $23.1 million from the exercise of stock options.

During 2019, the Company paid $59.8 million on debt obligations, $6.2 million for payments on contingent consideration, $4.1 million for the repurchase of treasury stock under the Company's share repurchase program and $7.7 million on finance lease obligations. In addition, the Company received $32.7 million from the exercise of stock options and had other net favorable items of $1.8 million.

2018 compared to 2017

Operating Activities.  The Company reported net cash provided by operating activities of $162.3 million and $164.8 million for 2017 and 2018, respectively. The $2.5 million increase in operating cash flows from 2017 to 2018 is mainly attributable to favorable working capital changes and decreased tax payments between years, partially offset by a decrease in Segment Profit, increased interest payments between years and ACA activity.

The net favorable impact of working capital changes between periods totaled $76.1 million. For 2017, operating cash flows were impacted by net unfavorable working capital changes of $79.1 million, which were largely attributable to timing related to receivables and payables. For 2018, operating cash flows were impacted by net unfavorable working capital changes of $3.0 million, which were largely attributable to an increase in accounts receivable, partially offset by an increase in payables.

Segment Profit for 2018 decreased $82.9 million from 2017. Tax payments for 2018 decreased $19.3 million from 2017. Interest payments for 2018 increased by $18.8 million from 2017.

Investing Activities. The Company utilized $57.2 million and $68.3 million during 2017 and 2018, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture and leaseholds) and capitalized software for 2017 were $16.0 million and $41.2 million, respectively, as compared to additions for 2018 related to hard assets and capitalized software of $26.3 million and $42.0 million, respectively.

During 2017 and 2018 the Company used net cash of $26.8 million and $59.2 million for the net purchase of "available-for-sale" securities. During 2017, the Company used net cash of $232.4 million related to investments in businesses and the acquisition of Veridicus and SWH. During 2018, the Company used net cash of $1.0 million related to investments in businesses.

Financing Activities. During 2017, the Company paid $798.1 million on debt obligations, $21.8 million for the repurchase of treasury stock under the Company's share repurchase program, $9.9 million in debt issuance fees, $5.3 million on finance lease obligations and had other net unfavorable items of $2.7 million. In addition, the Company received $1,041.7 million from the issuance of debt and $44.4 million from the exercise of stock options.

During 2018, the Company paid $110.0 million on debt obligations, $62.6 million for the repurchase of treasury stock under the Company's share repurchase program, $12.2 million on finance lease obligations and had other net unfavorable items of $1.0 million. In addition, the Company received $23.1 million from the exercise of stock options.

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

Contractual Obligations and Commitments

The following table sets forth the future financial commitments of the Company as of December 31, 2019 (in thousands):

	Payments due by period
		Less than	1‑3	3‑5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Senior Notes	$388,933	$—	$—	$388,933	$—
Term loan	280,625	—	22,500	258,125	—
Operating leases(1)	58,628	13,030	26,123	14,817	4,658
Letters of credit(2)	66,427	—	—	—	—
Finance lease and deferred financing obligations(3)	19,980	4,862	7,494	7,624	—
Purchase commitments(4)	1,210	1,207	3	—	—
Income tax contingencies(5)	13,870	—	—	—	—
	$829,673	$19,099	$56,120	$669,499	$4,658
(1)	Operating lease obligations include estimated future lease payments for both open and closed offices.
(2)	These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

(3)	Finance lease and deferred financing obligations include imputed interest of $1.9 million and are net of leasehold improvement allowances.
(4)	Purchase commitments include open purchase orders as of December 31, 2019 relating to ongoing capital expenditure and operational activities.
(5)	The Company is unable to make a reasonably reliable estimate of the period of the cash settlement (if any) with the respective taxing authorities for these contingencies. However, settlement of such amounts could require the utilization of working capital. See further discussion in Note 7—“Income Taxes” to the consolidated financial statements set forth elsewhere herein.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company has no material off-balance sheet arrangements.

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. During the quarter ended December 31, 2019, the Company purchased and subsequently retired $11.1 million of its Notes, which resulted in a loss on retirement of $0.3 million that is included in interest expense. The Notes were issued at a discount and had a carrying value of $399.3 million and $388.4 million at December 31, 2018 and December 31, 2019, respectively.

For more information on the Company’s Senior Notes see Note 5—“Long-Term Debt, Finance Lease and Deferred Financing Obligations” to the consolidated financial statements set forth elsewhere herein.

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

For more information on the Company’s Credit Agreements see Note 5—“Long-Term Debt, Finance Lease and Deferred Financing Obligations” to the consolidated financial statements set forth elsewhere herein.

Restrictive Covenants in Debt Agreements

The 2017 Credit Agreement contains covenants that limit management’s discretion in operating the Company’s business by restricting or limiting the Company’s ability, among other things, to:

●	incur or guarantee additional indebtedness or issue preferred or redeemable stock;
●	pay dividends and make other distributions;
●	repurchase equity interests;
●	make certain advances, investments and loans;
●	enter into sale and leaseback transactions;
●	create liens;
●	sell and otherwise dispose of assets;
●	acquire, merge or consolidate with another company; and
●	enter into some types of transactions with affiliates.

These restrictions could adversely affect the Company’s ability to finance future operations or capital needs or engage in other business activities that may be in the Company’s interest.

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement, pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of December 31, 2019, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

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

Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company’s assumptions in estimating such liabilities are significantly different than actual results, the Company’s results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2017, 2018 and 2019 (in thousands):

	2017	2018	2019
Claims payable and IBNR, beginning of period	$188,618	$326,642	$394,140
Cost of care:
Current year	2,421,270	3,772,112	3,962,831
Prior years(3)	(7,500)	(9,700)	(22,300)
Total cost of care	2,413,770	3,762,412	3,940,531
Claim payments and transfers to other medical liabilities(1):
Current year	2,210,346	3,402,010	3,594,018
Prior years	161,798	292,904	332,650
Total claim payments and transfers to other medical liabilities	2,372,144	3,694,914	3,926,668
Acquisition of SWH	96,398	—	—
Claims payable and IBNR, end of period	326,642	394,140	408,003
Withhold (receivables) payable, end of period(2)	983	(593)	1,530
Medical claims payable, end of period	$327,625	$393,547	$409,533
(1)	For any given period, a portion of unpaid medical claims payable could be covered by risk share or reinvestment liabilities (discussed below) and may not impact the Company’s results of operations for such periods.
(2)	Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.
(3)	Favorable development in 2017, 2018 and 2019 was $7.5 million, $9.7 million and $22.3 million, respectively, and was mainly related to lower medical trends and faster claims completion than originally assumed.

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

Care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company’s December 31, 2019 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
−4%	$(23,000)	−2%	$(59,000)
−3%	(17,500)	−1.5%	(44,500)
−2%	(11,500)	−1%	(29,500)
−1%	(6,000)	−0.5%	(15,000)
1%	6,000	0.5%	15,000
2%	11,500	1%	30,500
3%	17,500	1.5%	45,500
4%	23,000	2%	61,000

Approximately 70 percent of IBNR dollars is based on care trend factors.

(1)	Assumes a change in the care trend factor for any month that a completion factor is not used to estimate incurred claims (which is generally any month that is less than 70 percent complete).

(2)	Assumes a change in the completion factor for any month for which completion factors are used to estimate IBNR (which is generally any month that is 70 percent or more complete).

Due to the existence of risk sharing and reinvestment provisions in certain customer contracts, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on segment profit.

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2019; however, actual claims payments may differ from established estimates.

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

Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company’s reporting units with goodwill as of December 31, 2019 comprised of Behavioral & Specialty Health, Magellan Complete Care (“MCC”) and Pharmacy Management.

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

The 2018 annual goodwill impairment testing as of October 1, 2018, determined that the fair value of the MCC reporting unit had declined, largely due to continued economic challenges in certain markets, and was in excess of its carrying value by a margin of approximately 5%, designating it as a reporting unit that was at-risk for impairment. After performing the 2019 annual goodwill impairment test, improvements were noted in the actual and expected results for such MCC markets which increased the estimated fair value of the MCC reporting unit. As of October 1, 2019, the excess of its fair value over the carrying value increased to an extent that it is no longer considered at-risk.

While no units were determined to be impaired at this time, reporting unit goodwill is at risk of future impairment in the event of significant unfavorable changes in the Company’s forecasted future results and cash flows. In addition, market factors utilized in the impairment analysis, including long-term growth rates or discount rates, could negatively impact the fair value of our reporting units. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill test will prove to be an accurate prediction of the future.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in membership or rates or customer attrition and increase in costs that could significantly impact our immediate and long-range results, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession); and (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted average cost of capital.

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

Goodwill for each of the Company’s reporting units with goodwill at December 31, 2018 and 2019 was as follows (in thousands):

	2018	2019
Behavioral & Specialty Health	$410,869	$410,869
Magellan Complete Care	211,735	211,735
Pharmacy Management	395,552	395,552
Total	$1,018,156	$1,018,156

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2019 are reflected in the table below (in thousands):

	2018	2019
Balance as of beginning of period	$1,006,288	$1,018,156
Other acquisitions and measurement period adjustments	11,868	—
Balance as of end of period	$1,018,156	$1,018,156

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments and the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of December 31, 2019, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 8.    Financial Statements and Supplementary Data

Information with respect to this item is contained in the Company’s consolidated financial statements, including the reports of independent accountants, set forth elsewhere herein and financial statement schedule indicated in the Index on Page F-1 of this Report on Form 10-K, as included herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2019. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the fourth quarter ended December 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its statement “Internal Control-Integrated Framework (2013).”

Based on this assessment, management has concluded that, as of December 31, 2019, internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report dated February 28, 2020 appears on page 52 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Magellan Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Magellan Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Magellan Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (a) 2 (collectively referred to as the “financial statements”) and our report dated February 28, 2020, expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
Baltimore, Maryland
February 28, 2020

Item 9B. Other Information

None.

PART III

The information required by Items 10 through 14 is incorporated by reference to the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2019, except for the following information required by Item 10 and Item 12 of this Part III.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2019 with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available
for future issuance
	Number of securities				under equity
	to be issued upon		Weighted average		compensation plans
	exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected in
Plan category	warrants and rights		warrants and rights		column(a))
(a)
Equity compensation plans approved by security holders	2,630,850	(1)	$69.22	(2)	2,599,420	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,630,850	(1)	$69.22	(2)	2,599,420	(3)
(1)	Consists of outstanding stock options, unvested restricted stock units and performance-based restricted stock units as of December 31, 2019.
(2)	Weighted average exercise price of outstanding stock options as of December 31, 2019.
(3)	Consists of shares remaining available for issuance as of December 31, 2019 under the Company’s equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options and the shares of restricted stock.

For further discussion, see Note 6—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Additional Information

(a)	Documents furnished as part of the Report:
1.	Financial Statements

Information with respect to this item is contained on Pages F-1 to F-44 of this Report on Form 10-K.

2.	Financial Statement Schedules

Information with respect to this item is contained on page S-1 – S-4 of this report on Form 10-K.

3.	Exhibit Index

Exhibit No.	Description of Exhibit
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

4.1

Base Indenture, dated as of September 22, 2017, between the Company, as issuer, and U.S. Bank National Association, as trustee, which was filed as Exhibit 4.1 to the Company’s current report on Form 8-K, which was filed on September 25, 2017.

4.2

First Supplemental Indenture, dated September 22, 2017, between the Company, as issuer, and U.S. Bank National Association, as trustee, which was filed as Exhibit 4.2 to the Company’s current report on Form 8-K, which was filed on September 25, 2017.

4.3

Form of Global Note for the 4.400% Senior Notes due 2024 (included as an exhibit to Exhibit 4.2), which was filed as Exhibit 4.3 to the Company’s current report on Form 8-K, which was filed on September 25, 2017.

#4.4	Description of securities.
*10.1

Amended and Restated Supplemental Accumulation Plan, effective as of January 1, 2005, which was filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on October 26, 2006 and is incorporated herein by reference.

*10.2

Magellan Health Services, Inc. 2008 Management Incentive Plan, effective as of May 20, 2008, which was filed as Appendix A to the Company’s Definitive Proxy Statement, which was filed on April 11, 2008 and is incorporated herein by reference.

*10.3

Employment Agreement, dated August 11, 2008 between the Company and Jonathan Rubin, Chief Financial Officer, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on August 13, 2008 and is incorporated herein by reference.

*10.4

Amendment to Employment Agreement, dated December 1, 2008, between the Company and Daniel N. Gregoire, Executive Vice President, General Counsel and Secretary which was filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K, which was filed on February 27, 2009 and is incorporated herein by reference.

*10.5

Form of Stock Option Agreement, relating to options granted under the Company’s 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 10, 2009 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.6

Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company’s 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 10, 2009 and is incorporated herein by reference.

*10.7

Form of Stock Option Agreement, relating to options granted under the Company’s 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 5, 2010 and is incorporated herein by reference.

*10.8

Form of Notice of March 2008 Stock Option Grant, relating to options granted under the Company’s 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 5, 2010 and is incorporated herein by reference.

*10.9

Form of Stock Option Agreement, relating to options granted under the Company’s 2008 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 8, 2011 and is incorporated herein by reference.

*10.10

Form of Notice of Stock Option Grant, relating to options granted under the Company’s 2008 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 8, 2011 and is incorporated herein by reference.

*10.11

Magellan Health Services, Inc. 2011 Management Incentive Plan, effective as of May 18, 2011, which was filed as Appendix A to the Company’s Definitive Proxy Statement, which was filed on April 8, 2011 and is incorporated herein by reference.

*10.12

Form of Stock Option Agreement, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 7, 2012 and is incorporated herein by reference.

*10.13

Form of Notice of Stock Option Grant, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 7, 2012 and is incorporated herein by reference.

*10.14

Employment Agreement dated December 10, 2012 between the Company and Barry M. Smith, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on December 12, 2012 and is incorporated herein by reference.

*10.15

Form of Stock Option Agreement, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on February 7, 2013 and is incorporated herein by reference.

*10.16

Form of Notice of Stock Option Grant, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on February 7, 2013 and is incorporated herein by reference.

*10.17

Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on February 7, 2013 and is incorporated herein by reference.

*10.18

Form of Notice of Restricted Stock Unit Award, relating to restricted stock units granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8-K, which was filed on February 7, 2013 and is incorporated herein by reference.

*10.19

Form of Stock Option Agreement, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 8, 2013 and is incorporated herein by reference.

*10.20

Form of Notice of Stock Option Grant, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 8, 2013 and is incorporated herein by reference.

*10.21

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
*10.23

Form of Stock Option Agreement, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 7, 2014 and is incorporated herein by reference.

*10.24

Form of Notice of Stock Option Grant, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 7, 2014 and is incorporated herein by reference.

*10.25

Amendment to Employment Agreement, dated April 28, 2014, between the Company and Jonathan N. Rubin, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on April 29, 2014 and is incorporated herein by reference.

*10.26

Form of Stock Option Agreement, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 9, 2015 and is incorporated herein by reference.

*10.27

Form of Notice of Stock Option Grant, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 9, 2015 and is incorporated herein by reference.

*10.28

Amendment to Employment Agreement, dated April 28, 2015, between the Company and Jonathan N. Rubin, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on April 29, 2015 and is incorporated herein by reference.

*10.29

Amendment to Employment Agreement, dated October 26, 2015 between the Company and Jonathan N. Rubin, which was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, which was filed on October 27, 2015 and is incorporated herein by reference.

*10.30

Form of Stock Option Agreement, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 7, 2016 and is incorporated herein by reference.

*10.31

Form of Notice of Stock Option Grant, relating to options granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 7, 2016 and is incorporated herein by reference.

*10.32

Form of Performance-Based Restricted Stock Unit Agreement, relating to performance-based restricted stock units granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on March 7, 2016 and is incorporated herein by reference.

*10.33

Form of Notice of Performance-Based Restricted Stock Unit Award, relating to performance-based restricted stock units granted under the Company’s 2011 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8-K, which was filed on March 7, 2016 and is incorporated herein by reference.

*10.34

Magellan Health Services, Inc. 2016 Management Incentive Plan, effective as of May 18, 2016, which was filed as Appendix A to the Company’s Definitive Proxy Statement, which was filed on April 8, 2016 and is incorporated herein by reference.

10.35

Share Purchase Agreement dated as of May 15, 2016, among Magellan Health, Inc., Magellan Healthcare, Inc., Armed Forces Services Corporation and the holders of the issued and outstanding common stock of AFSC who are parties thereto, which was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, which was filed on July 29, 2016 and is incorporated herein by reference.

10.36

Purchase Agreement dated as of November 9, 2016, among Magellan Health, Inc., Magellan Pharmacy Solutions, Inc., Veridicus Holdings, LLC and Veridicus Health, LLC, which was filed as Exhibit 10.44 to the Company’s annual report on Form 10-K, which was filed on February 24, 2017 and is incorporated herein by reference.

*10.37

Form of Stock Option Agreement, relating to options granted under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 8, 2017 and is incorporated herein by reference.

*10.38

Form of Notice of Stock Option Grant, relating to options granted under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 7, 2017 and is incorporated herein by reference.

Exhibit No.	Description of Exhibit
*10.39

Form of Performance-Based Restricted Stock Unit Agreement, relating to performance-based restricted stock units granted under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on March 7, 2017 and is incorporated herein by reference.

*10.40

Form of Notice of Performance-Based Restricted Stock Unit Award, relating to performance-based restricted stock units granted under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8-K, which was filed on March 7, 2017 and is incorporated herein by reference.

*10.41

Form of Stock Option Agreement, relating to options granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 9, 2018 and is incorporated herein by reference.

*10.42

Form of Notice of Stock Option Grant, relating to options granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 9, 2018 and is incorporated herein by reference.

*10.43

Form of Performance-Based Restricted Stock Unit Agreement, relating to performance-based restricted stock units granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on March 9, 2018 and is incorporated herein by reference.

*10.44

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

*10.49

Agreement dated as of March 28, 2019, by and among Magellan Health, Inc. and Starboard Value LP and certain of its affiliates, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 29, 2019 and is incorporated herein by reference.

*10.50

Letter Agreement dated August 26, 2019 between the Company and Barry M. Smith, which was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q which was filed on November 1, 2019 and is incorporated herein by reference.

*10.51

Restricted Stock Award Agreement dated August 26, 2019 between the Company and Steven J. Shulman, which was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q which was filed on November 1, 2019 and is incorporated herein by reference.

*10.52

Employment Agreement, dated October 31, 2019, between the Company and Kenneth Fasola, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on October 31, 2019 and is incorporated herein by reference.

10.53

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

Exhibit No.	Description of Exhibit
10.54

Amendment No.1 to Credit Agreement dated as of August 13, 2018, among the Company, as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and the lenders party thereto, which was filed as Exhibit 4.1 to the Company’s current report on Form 8-K, which was filed on August 13, 2018 and is incorporated herein by reference.

10.55

Amendment No. 2 to Credit Agreement dated as of February 27, 2019, among the Company, as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and the lenders party thereto, which was filed as Exhibit 4.6 to the Company’s annual report on Form 10-K, which was filed on February 28, 2019 and is incorporated herein by reference.

*10.56

Employment Agreement, dated December 3, 2019, between the Company and James E. Murray, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on December 5, 2019 and is incorporated herein by reference.

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
#101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the cover page, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes.

#104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
*	Constitutes a management contract, compensatory plan or arrangement.
#	Filed herewith.
†	Furnished herewith.

Item 16.    10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH, INC. (Registrant)

Date: February 28, 2020	/s/ JONATHAN N. RUBIN
Jonathan N. Rubin
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2020	/s/ JEFFREY N. WEST
Jeffrey N. West
Senior Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ KENNETH J. FASOLA	Chief Executive Officer (Principal Executive Officer, Director)	February 28, 2020
Kenneth J. Fasola

/s/ STEVEN J. SHULMAN	Chairman of the Board of Directors	February 28, 2020
Steven J. Shulman

/s/ SWATI ABBOTT	Director	February 28, 2020
Swati Abbott

/s/ MICHAEL S. DIAMENT	Director	February 28, 2020
Michael S. Diament

/s/ PETER A. FELD	Director	February 28, 2020
Peter A. Feld

/s/ DR. PERRY FINE	Director	February 28, 2020
Dr. Perry Fine

/s/ G. SCOTT MACKENZIE	Director	February 28, 2020
G. Scott MacKenzie

/s/ WILLIAM J. MCBRIDE	Director	February 28, 2020
William J. McBride

/s/ LESLIE V. NORWALK, ESQ.	Director	February 28, 2020
Leslie V. Norwalk
/s/ GUY P. SANSONE	Director	February 28, 2020
Guy P. Sansone

/s/ JONATHAN N. RUBIN	Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Jonathan N. Rubin

/s/ JEFFREY N. WEST	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2020
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Magellan Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (a) 2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Medical Claims Payable
Description of the Matter

At December 31, 2019, the Company’s liability for medical claims payable totaled $409.5 million. As discussed in Note 2 of the consolidated financial statements, medical claims payable includes reserves for incurred but not reported (“IBNR”) claims, which are claims for covered services rendered by the Company’s providers that have not yet been submitted to the Company for payment. The amount of the liability is determined using actuarial reserve models that require the Company to develop completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred, and trend factors, which are applied to recent costs incurred to estimate the liability for periods that the completion factors are considered less reliable.

Auditing management’s estimate of the IBNR liability for medical claims payable was challenging and involved a high degree of subjectivity due to the complexity of the models used by management and the nature of the significant assumptions used in the measurement process. In particular, the determination of estimated completion and trend factors require management to exercise judgment when considering the effects of benefit design, enrollment, product mix, seasonality, provider reimbursement changes, claims processing patterns and changes in claims inventory levels. Both completion and trend factor estimates are determined by analyzing the assumptions described above using historical and recently emerging experience and changes in these assumptions can have a significant effect on the medical claims payable liability.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested controls over the actuarial estimation process. For example, we tested controls over the completeness and accuracy of the data used in the actuarial projections, the transfer of data between underlying source systems, and management’s review and approval of the methods and significant assumptions used in estimating the IBNR liabilities, including the assumptions utilized to determine completion factors and trend factors described above.

To test the IBNR liability for medical claims payable, we performed audit procedures with the assistance of our actuarial specialists that included, among others, testing the underlying data through agreement to original source documentation; comparing management’s methods and assumptions used in their analysis with historical experience, consistency with generally accepted actuarial methodologies used within the industry, and observable healthcare trend levels within the markets the Company operates; and, comparing management’s reserve to a range developed by our actuarial specialists based on assumptions developed by the specialists. We also assessed the historical accuracy of management’s estimates by comparing to actual claims paid.

Valuation of Goodwill
Description of the Matter

At December 31, 2019, the Company’s goodwill totaled $1.0 billion. As discussed in Note 2 of the consolidated financial statements, goodwill is quantitatively tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. In connection with each of its quantitative impairment tests, the Company estimates the fair value of its reporting units primarily using an income approach.

Auditing management’s annual goodwill impairment test for the MCC and Pharmacy Management reporting units was complex and judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, specifically changes in the revenue growth rates, forecasted operating margins, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s MCC and Pharmacy Management reporting units, we performed audit procedures with the assistance of our valuation specialists that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, markets in which they operate or risk product offerings and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate whether changes in the fair value of the reporting units would result from changes in the assumptions and affect management’s conclusions about whether goodwill was impaired. In addition, we also reviewed a comparison of the aggregate fair value of the reporting units to the market capitalization of the Company.

We have served as the Company’s auditor since 2002.

/s/ ERNST & YOUNG LLP
Baltimore, Maryland
February 28, 2020

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2018	2019
ASSETS
Current Assets:
Cash and cash equivalents ($160,967 and $146,455 restricted at December 31, 2018 and December 31, 2019, respectively)	$272,308	$325,249
Accounts receivable, net	756,059	890,065
Short-term investments ($363,840 and $318,464 restricted at December 31, 2018 and December 31, 2019, respectively)	382,582	334,489
Pharmaceutical inventory	40,818	44,962
Other current assets ($43,401 and $38,602 restricted at December 31, 2018 and December 31, 2019, respectively)	95,400	78,278
Total Current Assets	1,547,167	1,673,043
Property and equipment, net	150,748	138,422
Long-term investments ($2,854 and $10,111 restricted at December 31, 2018 and December 31, 2019, respectively)	3,161	10,668
Deferred income taxes	3,411	1,840
Other long-term assets	24,530	82,700
Goodwill	1,018,156	1,018,156
Other intangible assets, net	231,883	167,344
Total Assets	$2,979,056	$3,092,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$72,077	$88,415
Accrued liabilities	231,356	284,024
Short-term contingent consideration	8,000	—
Medical claims payable	393,547	409,533
Other medical liabilities	169,639	124,684
Current debt, finance lease and deferred financing obligations	24,274	3,491
Total Current Liabilities	898,893	910,147
Long-term debt, finance lease and deferred financing obligations	728,608	679,125
Deferred income taxes	11,167	17,034
Tax contingencies	16,478	14,841
Long-term contingent consideration	2,124	—
Deferred credits and other long-term liabilities	36,483	73,243
Total Liabilities	1,693,753	1,694,390
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2018 and December 31, 2019-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2018 and December 31, 2019-Issued and outstanding-53,536 and 23,935 shares at December 31, 2018, respectively, and 54,285 and 24,623 shares at December 31, 2019, respectively	535	543
Other Stockholders’ Equity:
Additional paid-in capital	1,326,645	1,386,616
Retained earnings	1,419,449	1,475,207
Accumulated other comprehensive (loss) income	(324)	144
Treasury stock, at cost, 29,601 and 29,662 shares at December 31, 2018 and December 31, 2019, respectively	(1,461,002)	(1,464,727)
Total Stockholders’ Equity	1,285,303	1,397,783
Total Liabilities and Stockholders’ Equity	$2,979,056	$3,092,173

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2017	2018	2019
Net revenue:
Managed care and other	$3,479,182	$4,878,442	$5,103,393
PBM	2,359,401	2,435,709	2,056,030
Total net revenue	5,838,583	7,314,151	7,159,423
Costs and expenses:
Cost of care	2,413,770	3,762,412	3,940,531
Cost of goods sold	2,211,910	2,283,022	1,898,871
Direct service costs and other operating expenses (1)(2)	941,883	1,071,535	1,090,731
Depreciation and amortization	115,706	132,660	131,509
Interest expense	25,977	35,396	36,153
Interest and other income	(5,887)	(14,068)	(19,189)
Total costs and expenses	5,703,359	7,270,957	7,078,606
Income before income taxes	135,224	43,194	80,817
Provision for income taxes	25,083	19,013	24,915
Net income	$110,141	$24,181	$55,902
Less: net loss attributable to non-controlling interest	(66)	—	—
Net income attributable to Magellan	$110,207	$24,181	$55,902

Net income per common share:
Basic (See Note 6)	$4.72	$0.99	$2.31
Diluted (See Note 6)	$4.51	$0.97	$2.28
(1)	Includes stock compensation expense of $39,116, $29,472 and $25,501, for the years ended December 31, 2017, 2018 and 2019, respectively.
(2)	Includes changes in fair value of contingent consideration of $696, $1,307 and $(2,124) for the years ended December 31, 2017, 2018 and 2019, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2017	2018	2019
Net income	$110,141	$24,181	$55,902
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities (1)	(205)	56	468
Comprehensive income	109,936	24,237	56,370
Less: comprehensive loss attributable to non-controlling interest	(66)	—	—
Comprehensive income attributable to Magellan	$110,002	$24,237	$56,370
(1)	Net of income tax (benefit) expense of $(8), $18 and $150 for the years ended December 31, 2017, 2018 and 2019, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2016	51,993	$520	(28,476)	$(1,376,197)	$1,186,283	$1,289,288	$(175)	$1,099,719
Stock compensation expense	—	—	—	—	39,116	—	—	39,116
Exercise of stock options	831	8	—	—	44,347	—	—	44,355
Issuance of equity	149	2	—	—	361	—	—	363
Repurchase of stock	—	—	(295)	(21,765)	—	—	—	(21,765)
Adjustment to non-controlling interest	—	—	—	—	4,704	—	—	4,704
Net income attributable to Magellan	—	—	—	—	—	110,207	—	110,207
Other comprehensive loss—other	—	—	—	—	—	—	(205)	(205)
Balance at December 31, 2017	52,973	530	(28,771)	(1,397,962)	1,274,811	1,399,495	(380)	1,276,494
Stock compensation expense	—	—	—	—	29,472	—	—	29,472
Exercise of stock options	409	4	—	—	23,060	—	—	23,064
Issuance of equity	154	1	—	—	(698)	—	—	(697)
Repurchase of stock	—	—	(830)	(63,040)	—	—	—	(63,040)
Net income	—	—	—	—	—	24,181	—	24,181
Other comprehensive income—other	—	—	—	—	—	—	56	56
Adoption of ASC 606	—	—	—	—	—	(4,227)	—	(4,227)
Balance at December 31, 2018	53,536	535	(29,601)	(1,461,002)	1,326,645	1,419,449	(324)	1,285,303
Stock compensation expense	—	—	—	—	25,501	—	—	25,501
Exercise of stock options	543	7	—	—	32,708	—	—	32,715
Issuance of equity	206	1	—	—	1,762	—	—	1,763
Repurchase of stock	—	—	(61)	(3,725)	—	—	—	(3,725)
Net income	—	—	—	—	—	55,902	—	55,902
Other comprehensive income—other	—	—	—	—	—	—	468	468
Adoption of ASC 842	—	—	—	—	—	(144)	—	(144)
Balance at December 31, 2019	54,285	$543	(29,662)	$(1,464,727)	$1,386,616	$1,475,207	$144	$1,397,783

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2017	2018	2019
Cash flows from operating activities:
Net income	$110,141	$24,181	$55,902
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	115,706	132,660	131,509
Non-cash interest expense	4,757	1,221	1,537
Non-cash stock compensation expense	39,116	29,472	25,501
Non-cash income tax provision	(30,981)	(1,725)	7,052
Non-cash amortization on investments	3,924	1,344	(433)
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(40,910)	(99,295)	(133,999)
Pharmaceutical inventory	17,605	127	(4,144)
Other assets	(4,565)	(25,774)	19,492
Accounts payable and accrued liabilities	(84,445)	9,139	56,843
Medical claims payable and other medical liabilities	26,235	72,347	(28,969)
Contingent consideration	696	1,307	(3,877)
Tax contingencies	1,681	1,803	(1,352)
Deferred credits and other long-term liabilities	3,218	18,020	(10,668)
Other	95	17	1,452
Net cash provided by operating activities	162,273	164,844	115,846
Cash flows from investing activities:
Capital expenditures	(57,232)	(68,275)	(60,402)
Acquisitions and investments in businesses, net of cash acquired	(232,403)	(958)	(727)
Purchases of investments	(449,873)	(557,232)	(514,324)
Proceeds from maturities and sales of investments	423,118	498,032	555,960
Net cash used in investing activities	(316,390)	(128,433)	(19,493)
Cash flows from financing activities:
Proceeds from issuance of debt	1,041,736	—	—
Payments to acquire treasury stock	(21,765)	(62,640)	(4,125)
Proceeds from exercise of stock options	44,355	23,064	32,708
Payments on debt, finance lease and deferred financing obligations	(803,393)	(122,239)	(67,511)
Payments on contingent consideration	(3,032)	—	(6,247)
Other	(9,560)	(1,020)	1,763
Net cash provided by (used in) financing activities	248,341	(162,835)	(43,412)
Net increase (decrease) in cash and cash equivalents	94,224	(126,424)	52,941
Cash and cash equivalents at beginning of period	304,508	398,732	272,308
Cash and cash equivalents at end of period	$398,732	$272,308	$325,249

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

1. General

Basis of Presentation

The consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Overview

The Company provides managed care services for some of the most complex areas of healthcare. The Company offers innovative solutions that combine analytics, technology and clinical rigor to drive better decision making, positively impact members’ health outcomes and optimize the cost of care for the customers Magellan serves. The Company provides services to health plans and other managed care organizations (“MCOs”), employers, labor unions, various military and governmental agencies and third-party administrators (“TPAs”). Magellan operates three segments: Healthcare, Pharmacy Management and Corporate.

Healthcare

The Healthcare segment “Healthcare” consists of two reporting units – Behavioral & Specialty Health and Magellan Complete Care (“MCC”).

The Behavioral & Specialty Health reporting unit’s customers include health plans, accountable care organizations (“ACOs”), employers, the United States military and various federal government agencies for whom Magellan provides carve-out management services for (i) behavioral health, (ii) employee assistance plans (“EAP”) and (iii) other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac and physical medicine. These management services can be applied broadly across commercial, Medicaid and Medicare populations, or on a more targeted basis for our health plans and ACO customers. The Behavioral & Specialty Health unit also includes Magellan’s carve-out behavioral health contracts with various state Medicaid agencies.

The MCC reporting unit contracts with state Medicaid agencies and the Centers for Medicare and Medicaid Services (“CMS”) to manage care for beneficiaries under various Medicaid and Medicare programs. MCC manages a wide range of services from total medical cost to carve out long-term support services. MCC largely focuses on managing care for more acute special populations including individuals with serious mental illness (“SMI”), dual eligibles, aged, blind and disabled (“ABD”) and other populations with unique and often complex healthcare needs.

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

The Company provides its Healthcare management services primarily through: (i) risk-based contractual arrangements, where the Company assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed PMPM fee, or (ii) administrative services only (“ASO”) contractual arrangements, where the Company provides services such as utilization review, claims administration and/or provider network management, but does not assume full responsibility for the cost of the treatment services, in exchange for an administrative fee and, in some instances, a gain share.

Pharmacy Management

The Pharmacy Management segment (“Pharmacy Management”) is comprised of services that provide clinical and financial management of pharmaceuticals paid under both the medical and the pharmacy benefit. Pharmacy Management’s customer solutions include: (i) pharmacy benefit management (“PBM”) services, including pharmaceutical dispensing operations; (ii) pharmacy benefit administration (“PBA”) for state Medicaid and other government sponsored programs; (iii)  clinical and formulary management programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement.

These services are available individually, in combination, or in a fully integrated manner. The Company markets its pharmacy management services to managed care organizations, employers, third party administrators, state governments, Medicare Part D, and other government agencies, exchanges, brokers and consultants. In addition, the Company will continue to upsell its pharmacy services to its existing customers and market its pharmacy solutions to the Healthcare customer base.

Pharmacy Management contracts with its customers for services using risk-based, gain share or ASO arrangements. In addition, Pharmacy Management provides services to the Healthcare segment for most of the MCC business.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This ASU amends the accounting on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 31, 2018. The Company does not anticipate the adoption of this ASU will have a material impact on the Company’s consolidated results of operation, financial position and cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in this ASU eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted. The Company does not anticipate the adoption of this ASU will have a material impact on the Company’s consolidated results of operation, financial position and cash flows.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted. The Company does not anticipate the adoption of this ASU will have a material impact on the Company’s consolidated results of operation, financial position and cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company can include, among other things, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. In addition, the Company also makes estimates in relation to revenue recognition under Accounting Standard Codification 606 (“ASC 606”) which are explained in more detail in “Revenue Recognition” below. Actual results could differ from those estimates.

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the years ended December 31, 2018 and 2019 by major service line, type of customer and timing of revenue recognition (in thousands):

	Year Ended December 31, 2018
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,511,532	$—	$(263)	$1,511,269
EAP risk-based	349,751	—	—	349,751
ASO	247,953	34,130	(344)	281,739
Magellan Complete Care
Risk-based, non-EAP	2,473,570	—	—	2,473,570
ASO	55,816	—	—	55,816
PBM, including dispensing	—	2,183,151	(189,708)	1,993,443
Medicare Part D	—	442,266	—	442,266
PBA	—	132,112	—	132,112
Formulary management	—	70,900	—	70,900
Other	—	3,285	—	3,285
Total net revenue	$4,638,622	$2,865,844	$(190,315)	$7,314,151

Type of Customer
Government	$3,432,901	$946,606	$—	$4,379,507
Non-government	1,205,721	1,919,238	(190,315)	2,934,644
Total net revenue	$4,638,622	$2,865,844	$(190,315)	$7,314,151

Timing of Revenue Recognition
Transferred at a point in time	$—	$2,625,417	$(189,708)	$2,435,709
Transferred over time	4,638,622	240,427	(607)	4,878,442
Total net revenue	$4,638,622	$2,865,844	$(190,315)	$7,314,151

	Year Ended December 31, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,504,472	$—	$(290)	$1,504,182
EAP risk-based	339,377	—	—	339,377
ASO	237,186	40,348	(302)	277,232
Magellan Complete Care
Risk-based, non-EAP	2,695,132	—	—	2,695,132
ASO	62,379	—	—	62,379
PBM, including dispensing	—	1,949,225	(180,799)	1,768,426
Medicare Part D	—	287,604	—	287,604
PBA	—	137,885	—	137,885
Formulary management	—	84,567	—	84,567
Other	—	2,639	—	2,639
Total net revenue	$4,838,546	$2,502,268	$(181,391)	$7,159,423

Type of Customer
Government	$3,674,152	$831,673	$—	$4,505,825
Non-government	1,164,394	1,670,595	(181,391)	2,653,598
Total net revenue	$4,838,546	$2,502,268	$(181,391)	$7,159,423

Timing of Revenue Recognition
Transferred at a point in time	$—	$2,236,829	$(180,799)	$2,056,030
Transferred over time	4,838,546	265,439	(592)	5,103,393
Total net revenue	$4,838,546	$2,502,268	$(181,391)	$7,159,423

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

Pharmacy Benefit Management Revenue. The Company’s customers for PBM business, including pharmaceutical dispensing operations, are generally comprised of MCOs, employer groups and health plans. PBM relationships generally have an expected term of one year or longer. A master services arrangement (“MSA”) is executed by the Company and the customer, which outlines the terms and conditions of the PBM services to be provided. When a member in the customer’s organization submits a prescription, a claim is created which is presented for approval. The acceptance of each individual claim creates enforceable rights and obligations for each party and represents a separate contract. For each individual claim, the performance obligations are limited to the processing and adjudication of the claim, or dispensing of the products purchased. Generally, the transaction price for PBM services is explicitly listed in each contract and does not represent variable consideration. The Company recognizes PBM revenue, which consists of a negotiated prescription price (ingredient cost plus dispensing fee), co-payments and any associated administrative fees, when claims are adjudicated or the drugs are shipped. The Company recognizes PBM revenue on a gross basis (i.e. including drug costs and co-payments) as it is acting as the principal in the arrangement, controls the underlying service, and is contractually obligated to its clients and network pharmacies, which is a primary indicator of gross reporting. In addition, the Company is solely responsible for the claims adjudication process, negotiating the prescription price for the pharmacy, collecting payments from the client for drugs dispensed by the pharmacy, and managing the total prescription drug relationship with the client’s members. If the Company enters into a contract where it is only an administrator, and does not assume any of the risks previously noted, revenue will be recognized on a net basis. For dispensing, at the time of shipment, the earnings process is complete; the obligation of the Company’s customer to pay for the specialty pharmaceutical drugs is fixed, and, due to the nature of the product, the member may neither return the specialty pharmaceutical drugs nor receive a refund.

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

Formulary Management Revenue. The Company administers formulary management programs for certain clients through which the Company coordinates the achievement, calculation and collection of rebates and administrative fees from pharmaceutical manufacturers on behalf of clients. Formulary management contracts generally have a term of one year or longer. All formulary management contracts have a single performance obligation that constitutes a series for the provision of rebate services for a drug, with utilization measured and settled on a quarterly basis, for the duration of the arrangement. The Company retains its administrative fee and/or a percentage of rebates that is included in its contract with the client from collecting the rebate from the manufacturer. While the administrative fee and/or the percentage of rebates retained is fixed, there is an unknown quantity of pharmaceutical purchases (utilization) during each quarter; therefore the transaction price itself is variable. The Company uses the expected value methodology to estimate the total rebates earned each quarter based on estimated volumes of pharmaceutical purchases by the Company’s clients during the quarter, as well as historical and/or anticipated retained rebate percentages. The Company does not record as rebate revenue any rebates that are passed through to its clients.

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

Government EAP Risk-Based Revenue. The Company has certain contracts with federal customers for the provision of various managed care services, which are classified as EAP risk-based business. These contracts are generally multi-year arrangements. The Company’s federal contracts are reimbursed on either a fixed fee basis or a cost reimbursement basis. The performance obligation on a fixed fee contract is to stand ready to provide the staffing required for the contracted period. For fixed fee contracts, the Company believes the invoiced amount corresponds directly with the value to the customer of the Company’s performance completed to date; therefore, the Company is utilizing the “right to invoice” practical expedient, with revenue recognition in the amount for which the Company has the right to invoice.

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	December 31,
	2018	2019	$ Change	% Change
Accounts receivable	$786,395	$915,656	$129,261	16.4%
Contract assets	4,647	2,231	(2,416)	(52.0%)
Contract liabilities - current	16,853	6,728	(10,125)	(60.1%)
Contract liabilities - long-term	13,441	11,099	(2,342)	(17.4%)

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $129.3 million, mainly due to timing. Contract assets, which are included in other current assets on the consolidated balance sheets, decreased by $2.4 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, decreased by $10.1 million, mainly due to the timing of receipts related to January 2019 revenues. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, decreased by $2.3 million, mainly due to certain balances which became current.

During the year ended December 31, 2019, the Company recognized revenue of $16.7 million that was included in current contract liabilities at January 1, 2019. The estimated timing of recognition of amounts included in contract liabilities at December 31, 2019 are as follows: 2020—$6.7 million; 2021—$3.2 million; 2022—$2.8 million; 2023 and beyond—$5.1 million. During the year ended December 31, 2019, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

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

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has contracts with the Commonwealth of Virginia (the “Virginia Contracts”). The Company began providing Medicaid managed long-term services and supports to enrollees in the Commonwealth Coordinated Care Plus (“CCC Plus”) program on August 1, 2017. The CCC Plus contract expires annually on December 31, and automatically renews annually on January 1 for a period of five calendar years, with potential of up to five 12-month extensions. The Commonwealth of Virginia has the right to terminate the CCC Plus contract with cause at any time and for convenience upon 90 days’ notice. On August 1, 2018, the Company began providing integrated healthcare services to Medicaid enrollees in the Commonwealth of Virginia under the Medallion 4.0/FAMIS Managed Care Program (“Medallion”). The initial term of the Medallion contract is from August 1, 2018 through June 30, 2019, with six 12-month renewal options. The Medallion contract has been renewed through June 30, 2020. The Commonwealth of Virginia has the right to terminate the Medallion contract with cause at any time and for convenience upon 180 days’ notice. The Virginia Contracts generated net revenues of $73.8 million, $476.7 million and $847.8 million for the years ended December 31, 2017, 2018 and 2019, respectively.

The Company had a contract with the State of New York (the “New York Contract”) to provide integrated managed care services to Medicaid and Medicare enrollees in the State of New York. The Company’s New York Contract terminated on December 31, 2016; however, the Company, along with other participating managed care plans in the state, continues to provide services while a new contract is being finalized. The Company began recognizing revenue in relation to the New York Contract on January 1, 2014 as a result of the acquisition of AlphaCare Holdings, Inc. The Company’s revenues under the New York Contracts increased starting on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The New York Contracts generated net revenues of $265.2 million, $691.6 million and $836.4 million for the years ended December 31, 2017, 2018 and 2019, respectively.

The Company has contracts with the Commonwealth of Massachusetts and CMS (the “Massachusetts Contracts”) to provide integrated managed care services to Medicaid and Medicare enrollees in the Commonwealth of Massachusetts. Medicaid services are provided under a Senior Care Options contract (“SCO Contract”) which began on January 1, 2016 and extends through December 31, 2021, with the potential for up to five additional one year extensions. The Commonwealth of Massachusetts may terminate the contract with cause without prior notice and upon 180 days’ notice without cause. Medicare services are provided under a one-year contract with CMS. The CMS contract currently extends through December 31, 2019. The Company began recognizing revenue in relation to the Massachusetts Contracts on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The Massachusetts Contracts generated net revenues of $109.1 million, $682.1 million and $718.9 million for the years ended December 31, 2017, 2018 and 2019, respectively.

Customers exceeding ten percent of segment net revenues

In addition to the Massachusetts Contracts, New York Contract and Virginia Contracts previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the respective segment for the years ended December 31, 2017, 2018 and 2019 (in thousands):

Segment	Term Date	2017	2018	2019
Healthcare
Customer A	December 31, 2023	$605,917	$618,227	$211,106	*

Pharmacy Management
Customer B	March 31, 2021	346,405	344,479	335,682
*	Revenue amount did not exceed 10 percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $490.0 million, $544.6 million and $537.8 million for the years ended December 31, 2017, 2018 and 2019, respectively. Net revenues from members in relation to its contract with CMS in aggregate totaled $511.0 million, $442.3 million and $287.6 million for the years ended December 31, 2017, 2018 and 2019, respectively. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $341.5 million, $308.7 million, and $299.2 million for the years ended December 31, 2017, 2018 and 2019, respectively.

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

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. The Consolidated Appropriations Act of 2016 imposed a one-year moratorium on the Patient Protection and Affordable Care Act health insurer fee (“HIF”) fee, suspending its application for 2017. The HIF fee went back into effect for 2018, however, on January 23, 2018 the United States Congress passed the Continuing Resolution which imposed another one-year moratorium on the HIF fee, suspending its application for 2019. For 2018, the HIF fees were $29.9 million, which have been paid and are included in direct service costs and other operating expenses in the consolidated statements of income.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Book overdrafts are reflected within accounts payable on the balance sheets. There were no book overdrafts at December 31, 2018. At December 31, 2019, the Company had $0.5 million in book overdrafts. At December 31, 2019, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $134.8 million are included in cash and cash equivalents.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2018 and 2019 were as follows (in thousands):

	2018	2019
Restricted cash and cash equivalents	$160,967	$146,455
Restricted short-term investments	363,840	318,464
Restricted deposits (included in other current assets)	43,401	38,602
Restricted long-term investments	2,854	10,111
Total	$571,062	$513,632

The Company’s equity in restricted net assets of consolidated subsidiaries represented approximately 28.1% of the Company’s consolidated stockholders’ equity as of December 31, 2019 and consisted of net assets of the Company which were restricted as to transfer to Magellan in the form of cash dividends, loans or advances under regulatory restrictions.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2018 and 2019 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$263,462	$—	$263,462
Investments:
U.S. Government and agency securities	67,815	—	—	67,815
Obligations of government-sponsored enterprises (2)	—	5,229	—	5,229
Corporate debt securities	—	292,049	—	292,049
Certificates of deposit	—	20,650	—	20,650
Total assets held at fair value	$67,815	$581,390	$—	$649,205

Liabilities
Contingent consideration	$—	$—	$10,124	$10,124
Total liabilities held at fair value	$—	$—	$10,124	$10,124

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (3)	$—	$313,509	$—	$313,509
Investments:
U.S. Government and agency securities	104,159	—	—	104,159
Corporate debt securities	—	239,693	—	239,693
Certificates of deposit	—	1,305	—	1,305
Total assets held at fair value	$104,159	$554,507	$—	$658,666
(1)	Excludes $8.8 million of cash held in bank accounts by the Company.
(2)	Includes investments in notes issued by the Federal Home Loan Bank, Federal Farm Credit Banks and Federal National Mortgage Association.
(3)	Excludes $11.7 million of cash held in bank accounts by the Company.

For the years ended December 31, 2018 and 2019, the Company did not transfer any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $403.4 million as of December 31, 2019 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $280.6 million as of December 31, 2019 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

As of December 31, 2018, the Company estimated undiscounted future contingent payments of $10.6 million. As of December 31, 2018, the fair value of the short-term and long-term contingent consideration was $8.0 million and $2.1 million, respectively, and is included in short-term contingent consideration and long-term contingent consideration, respectively, in the consolidated balance sheets.

As of December 31, 2019, the Company had no estimated future contingent payments.

The change in the fair value of the contingent consideration was $0.7 million, $1.3 million and $(2.1) million for the years ended December 31, 2017, 2018 and 2019, respectively, which were recorded as direct service costs and other operating expenses in the consolidated statements of income. The decreases during 2019 were mainly a result of changes in the estimated undiscounted liability.

The following table summarizes the Company’s liability for contingent consideration (in thousands):

	December 31,	December 31,
	2018	2019
Balance as of beginning of period	$8,817	$10,124
Changes in fair value	1,307	(2,124)
Payments	—	(8,000)
Balance as of end of period	$10,124	$—

Investments

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

As of December 31, 2018 and 2019, there were no material unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2017, 2018, or 2019. The following is a summary of short-term and long-term investments at December 31, 2018 and 2019 (in thousands):

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$67,870	$17	$(72)	$67,815
Obligations of government-sponsored enterprises (1)	5,257	—	(28)	5,229
Corporate debt securities	292,392	6	(349)	292,049
Certificates of deposit	20,650	—	—	20,650
Total investments at December 31, 2018	$386,169	$23	$(449)	$385,743

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$104,096	$75	$(12)	$104,159
Corporate debt securities	239,564	175	(46)	239,693
Certificates of deposit	1,305	—	—	1,305
Total investments at December 31, 2019	$344,965	$250	$(58)	$345,157
(1)	Includes investments in notes issued by the Federal Home Loan Bank, Federal National Mortgage Association and Federal Farm Credit Banks.

The maturity dates of the Company’s investments as of December 31, 2019 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2020	$334,304	$334,489
2021	10,661	10,668
Total investments at December 31, 2019	$344,965	$345,157

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

Pharmaceutical Inventory

Pharmaceutical inventory consists solely of finished goods (primarily prescription drugs) and is stated at the lower of first-in first-out, cost, or market.

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

Property and Equipment

Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes costs incurred to develop internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for building improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. The net capitalized internal use software as of December 31, 2018 and 2019 was $71.7 million and $69.2 million, respectively. Depreciation expense was $76.5 million, $80.9 million and $74.5 million for the years ended December 31, 2017, 2018 and 2019, respectively. Included in depreciation expense for the years ended December 31, 2017, 2018 and 2019 was $49.5 million, $50.0 million and $46.7 million, respectively, related to capitalized internal-use software.

Property and equipment, net, consisted of the following at December 31, 2018 and 2019 (in thousands):

	2018	2019
Building improvements	$18,954	$18,546
Equipment	201,343	200,238
Finance leases - property	26,945	26,945
Finance leases - equipment	24,932	29,088
Capitalized internal-use software	527,129	570,989
	799,303	845,806
Accumulated depreciation	(648,555)	(707,384)
Property and equipment, net	$150,748	$138,422

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

Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company’s reporting units with goodwill as of December 31, 2019 comprised of Behavioral & Specialty Health, MCC and Pharmacy Management.

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

The 2018 annual goodwill impairment testing as of October 1, 2018, determined that the fair value of the MCC reporting unit had declined, largely due to continued economic challenges in certain markets, and was in excess of its carrying value by a margin of approximately 5%, designating it as a reporting unit that was at-risk for impairment. After performing the 2019 annual goodwill impairment test, improvements were noted in the actual and expected results for such MCC markets which increased the estimated fair value of the MCC reporting unit. As of October 1, 2019, the excess of its fair value over the carrying value increased to an extent that it is no longer considered at-risk.

While no units were determined to be impaired at this time, reporting unit goodwill is at risk of future impairment in the event of significant unfavorable changes in the Company’s forecasted future results and cash flows. In addition, market factors utilized in the impairment analysis, including long-term growth rates or discount rates, could negatively impact the fair value of our reporting units. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill test will prove to be an accurate prediction of the future.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in membership or rates or customer attrition and increase in costs that could significantly impact our immediate and long-range results, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a recession); and (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted average cost of capital.

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

Goodwill for each of the Company’s reporting units with goodwill at December 31, 2018 and 2019 was as follows (in thousands):

	2018	2019
Behavioral & Specialty Health	$410,869	$410,869
Magellan Complete Care	211,735	211,735
Pharmacy Management	395,552	395,552
Total	$1,018,156	$1,018,156

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2019 are reflected in the table below (in thousands):

	2018	2019
Balance as of beginning of period	$1,006,288	$1,018,156
Other acquisitions and measurement period adjustments	11,868	—
Balance as of end of period	$1,018,156	$1,018,156

Intangible Assets

The Company reviews other intangible assets for impairment when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

The following is a summary of intangible assets at December 31, 2018 and 2019, and the estimated useful lives for such assets (in thousands, except useful lives):

	December 31, 2018
					Weighted Avg		Gross		Net
	Original				Remaining		Carrying	Accumulated	Carrying
Asset	Useful Life				Useful Life		Amount	Amortization	Amount
Customer agreements and lists	2.5	to	18	years	4.5	years	$441,346	$(262,729)	$178,617
Provider networks and other	1	to	16	years	2.3	years	44,635	(21,789)	22,846
Trade names and licenses	indefinite				indefinite		30,420	—	30,420
							$516,401	$(284,518)	$231,883

	December 31, 2019
					Weighted Avg		Gross		Net
	Original				Remaining		Carrying	Accumulated	Carrying
Asset	Useful Life				Useful Life		Amount	Amortization	Amount
Customer agreements and lists	2.5	to	18	years	3.4	years	$441,346	$(309,296)	$132,050
Provider networks and other	1	to	16	years	1.6	years	29,752	(24,878)	4,874
Trade names and licenses	indefinite				indefinite		30,420	—	30,420
							$501,518	$(334,174)	$167,344

Amortization expense was $39.2 million, $51.8 million and $57.0 million for the years ended December 31, 2017, 2018 and 2019, respectively. The Company estimates amortization expense will be $56.2 million, $35.5 million, $23.8 million, $17.1 million and $4.0 million for the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively.

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

Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company’s assumptions in estimating such liabilities are significantly different than actual results, the Company’s results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2017, 2018 and 2019 (in thousands):

	2017	2018	2019
Claims payable and IBNR, beginning of period	$188,618	$326,642	$394,140
Cost of care:
Current year	2,421,270	3,772,112	3,962,831
Prior years(3)	(7,500)	(9,700)	(22,300)
Total cost of care	2,413,770	3,762,412	3,940,531
Claim payments and transfers to other medical liabilities(1):
Current year	2,210,346	3,402,010	3,594,018
Prior years	161,798	292,904	332,650
Total claim payments and transfers to other medical liabilities	2,372,144	3,694,914	3,926,668
Acquisition of SWH	96,398	—	—
Claims payable and IBNR, end of period	326,642	394,140	408,003
Withhold (receivables) payable, end of period(2)	983	(593)	1,530
Medical claims payable, end of period	$327,625	$393,547	$409,533
(1)	For any given period, a portion of unpaid medical claims payable could be covered by risk share or reinvestment liabilities (discussed below) and may not impact the Company’s results of operations for such periods.
(2)	Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.
(3)	Favorable development in 2017, 2018 and 2019 was $7.5 million, $9.7 million and $22.3 million, respectively, and was mainly related to lower medical trends and faster claims completion than originally assumed.

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

Due to the existence of risk sharing and reinvestment provisions in certain customer contracts, principally in the Government contracts, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on segment profit.

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2019; however, actual claims payments may differ from established estimates.

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

The following table shows the components of lease expenses for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Operating lease cost	$16,781
Finance lease cost:
Amortization of right-of-use asset	4,038
Interest on lease liabilities	2,045
Total finance lease cost	6,083
Short-term lease cost	1,227
Variable lease cost	3,243
Total lease cost	27,334
Sublease income	(450)
Net lease cost	$26,884

The following table shows the components of the lease assets and liabilities as of December 31, 2019 (in thousands):

December 31, 2019
Operating leases:
Other long-term assets	$50,460

Accrued liabilities	$13,211
Deferred credits and other long-term liabilities	45,417
Total operating lease liabilities	$58,628

Finance leases:
Property and equipment, net	$13,064

Current debt, finance lease and deferred financing obligations	$4,198
Long-term debt, finance lease and deferred financing obligations	13,878
Total finance lease liabilities	$18,076

The maturity dates of the Company’s leases as of December 31, 2019 are summarized below (in thousands):

December 31, 2019
2020	$17,892
2021	17,319
2022	16,298
2023	12,139
2024	10,302
2025 and beyond	4,658
Total lease payments	78,608
Less interest	(1,904)
Present value of lease liabilities	$76,704

The following table shows the weighted average remaining lease term and discount rate as of December 31, 2019:

December 31, 2019
Weighted average remaining lease term
Operating leases	4.44
Finance leases	4.75
Weighted average discount rate
Operating leases	4.79%
Finance leases	4.52%

Supplemental cash flow information relating to leases is as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,422
Operating cash flows from finance leases	4,197
Financing cash flows from finance leases	812
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	5,831
Finance leases	—

Accrued Liabilities

As of December 31, 2018, the only individual current liability that exceeded five percent of total current liabilities related to accrued customer settlement liabilities of $93.8 million. As of December 31, 2019, the individual current liabilities that exceeded five percent of total current liabilities related to accrued customer settlement liabilities of $87.5 million and accounts payable rebates of $51.0 million.

Net Income per Common Share attributable to Magellan

Net income per common share attributable to Magellan is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 6—“Stockholders’ Equity”).

Stock Compensation

At December 31, 2018 and 2019, the Company had equity-based employee incentive plans, which are described more fully in Note 6—“Stockholders’ Equity”. In addition, the Company issued restricted stock awards (“RSAs”) associated with the Armed Forces Services Corporation (“AFSC”) acquisition, which are also described more fully in Note 6—“Stockholders’ Equity”. The Company recorded stock compensation expense of $39.1 million, $29.5 million and $25.5 million for the years ended December 31, 2017, 2018 and 2019, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2017, 2018 and 2019 is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of zero to four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees. The Company uses the Monte Carlo simulation to derive the fair value of performance-based restricted stock units (“PSUs”) granted to employees. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years.

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

As consideration for the SWH Acquisition, the Company paid $400.4 million, including a net payment of $0.4 million for working capital adjustments and a payment of $10.0 million based on SWH’s Medicare plan in Massachusetts receiving a Centers for Medicare & Medicaid Services 2018 Star Rating of at least 4. The Company reports the results of operations of SWH in its Healthcare segment.

4. Benefit Plans

The Company has a defined contribution retirement plan (the “401(k) Plan”). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service (“IRS”) deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee’s contribution up to 6 percent of their annual compensation. The Company recognized $12.7 million, $14.9 million and $15.2 million of expense for the years ended December 31, 2017, 2018 and 2019, respectively, for matching contributions to the 401(k) Plan.

5. Long-Term Debt, Finance Lease and Deferred Financing Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, and is supplemented by a first supplemental indenture dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. During the quarter ended December 31, 2019, the Company purchased and subsequently retired $11.1 million of its Notes, which resulted in a loss on retirement of $0.3 million that is included in interest expense. The Notes were issued at a discount and had a carrying value of $399.4 million and $388.4 million at December 31, 2018 and December 31, 2019, respectively.

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the year ended December 31, 2019, the weighted average interest rate on the term loan facility was approximately 4.1261 percent.

As of December 31, 2019, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2020—$0.0 million; 2021—$5.0 million; 2022—$17.5 million; and 2023—$258.1 million. At December 31, 2018 and 2019, the Company had no revolving loan borrowings, resulting in a borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt and finance lease and deferred financing obligations as of December 31, 2018 and 2019 are deferred loan issuance costs of $5.9 million and $5.7 million, respectively.

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

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had $66.1 million and $66.4 million of letters of credit outstanding under the L/C Agreement at December 31, 2018 and 2019, respectively.

Finance Lease and Deferred Financing Obligations

There were $31.2 million and $18.1 million of finance lease and deferred financing obligations at December 31, 2018 and December 31, 2019, respectively. The Company’s finance lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance leased assets was $51.9 million and $56.0 million at December 31, 2018 and 2019, respectively.

6. Stockholders’ Equity

Stock Compensation

At December 31, 2018 and 2019, the Company had equity-based employee incentive plans. Prior to May 18, 2016, the Company utilized the 2011 Management Incentive Plan (the “2011 MIP”), 2008 Management Incentive Plan (the “2008 MIP”) and 2006 Directors’ Equity Compensation Plan (collectively the “Preexisting Plans”) for grants of stock options, RSAs, RSUs, and stock appreciation rights, to provide incentives to officers, employees and non-employee directors.

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

The 2016 MIP provides for awards of stock options, RSAs, RSUs, performance-based restricted stock units (“PSUs”), stock appreciation rights, cash-denominated awards and any combination of the foregoing. A RSU is a notional account representing the right to receive a share of the Company’s Common Stock (or, at the Company’s option, cash in lieu thereof) at some future date. In general, stock options vest ratably on each anniversary over the three years subsequent to grant, and have a ten year life. With the exception of the shares received by the principal owners of Partners Rx, CDMI and AFSC, RSAs generally vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant. The PSUs vest over three years and are subject to market-based conditions. At December 31, 2019, 2,599,420 shares of the Company’s common stock remain available for future grant under the Company’s 2016 MIP.

On February 27, 2014 the board of directors of the Company approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), and the 2014 ESPP was approved by the Company’s shareholders at the 2014 Annual Meeting of Shareholders on May 21, 2014. The 2014 ESPP provides for up to 200,000 shares of the Company’s common stock, plus the number of shares remaining under the 2011 Employee Stock Purchase Plan, to be issued. On May 24, 2018, the Company’s shareholders approved an amendment to the 2014 ESPP to increase by 300,000 the number of shares available for issuance under the plan. During the years ended December 31, 2018 and 2019, 63,471 and 93,632 shares of the Company’s common stock were issued under the employee stock purchase plans, respectively. At December 31, 2019, 215,084 shares of the Company’s common stock remain available for future grant under the Company’s 2014 ESPP.

Stock Options

Summarized information related to the Company’s stock options for the years ended December 31, 2017, 2018 and 2019 is as follows:

	2017		2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,843,177	$57.42	2,458,237	$61.50
Granted	525,596	71.35	477,956	96.39
Forfeited	(79,350)	61.39	(174,376)	80.21
Exercised	(831,186)	53.79	(409,208)	56.36
Outstanding, end of period	2,458,237	61.50	2,352,609	68.10

	2019
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding, beginning of period	2,352,609	$68.10
Granted	429,124	66.22
Forfeited	(112,120)	78.18
Exercised	(543,752)	60.16
Outstanding, end of period	2,125,861	$69.22	5.13	$26,773
Vested and expected to vest at end of period	2,116,787	$69.20	5.12	$26,689
Exercisable, end of period	1,607,321	$67.18	3.99	$22,470

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company’s closing stock price on the last trading day of 2019 of $77.87 and the exercise price) for all in-the-money options as of December 31, 2019. This amount changes based on the fair market value of the Company’s common stock.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2017, 2018 and 2019 was $23.8 million, $17.3 million and $5.6 million, respectively.

The weighted average grant date fair value per share of substantially all stock options granted during the years ended December 31, 2017, 2018 and 2019 was $17.64, $25.34 and $20.64 respectively, as estimated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions:

	2017		2018		2019
Risk-free interest rate	1.79%		2.54%		2.50%
Expected life	4	years	4	years	4	years
Expected volatility	27.75%		28.20%		35.56%
Expected dividend yield	0.00%		0.00%		0.00%

For the years ended December 31, 2017, 2018 and 2019, expected volatility was based on the historical volatility of the Company’s stock price.

As of December 31, 2019, there was $6.8 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.80 years. The total fair value of options vested during the year ended December 31, 2019 was $12.8 million.

In the year ended December 31, 2017, the net tax benefit from excess tax deductions was $5.6 million, which consists of $5.7 million of excess tax benefits offset by $0.1 million of tax deficiencies. In the year ended December 31, 2018, the net tax benefit from excess tax deductions was $5.1 million and tax deficiencies were insignificant. In the year ended December 31, 2019, the net tax expense from tax deficiencies was $1.5 million, which consists of $1.8 million of tax deficiencies offset by $0.3 million of excess tax deductions.

Restricted Stock Awards

Summarized information related to the Company’s nonvested RSAs for the years ended December 31, 2017, 2018 and 2019 is as follows:

	2017		2018		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	615,472	$58.71	31,102	$68.00	11,795	$89.05
Awarded	14,959	70.20	11,795	89.05	41,905	65.60
Vested	(585,438)	58.33	(31,102)	68.00	(13,939)	85.99
Forfeited	(13,891)	65.97	—	—	—	—
Outstanding, ending of period	31,102	68.00	11,795	89.05	39,761	65.40

As of December 31, 2019, there was $1.5 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 0.59 years.

Restricted Stock Units

Summarized information related to the Company’s nonvested RSUs for the years ended December 31, 2017, 2018 and 2019 is as follows:

	2017		2018		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	200,178	$61.65	163,289	$66.46	156,750	$86.68
Awarded	107,417	68.53	111,033	99.29	212,065	67.92
Vested	(119,489)	60.38	(84,627)	65.20	(68,993)	81.95
Forfeited	(24,817)	65.87	(32,945)	84.17	(43,392)	76.71
Outstanding, ending of period	163,289	66.46	156,750	86.68	256,430	74.12

As of December 31, 2019, there was $12.6 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.01 years.

Performance-Based Restricted Stock Units

Summarized information related to the Company’s nonvested PSUs for the years ended December 31, 2017, 2018 and 2019 is as follows:

	2017		2018		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	102,977	$93.03	202,315	$84.63	209,019	$103.38
Awarded	101,989	76.24	80,502	141.61	101,498	101.82
Vested	—	—	(33,592)	85.00	(43,109)	97.12
Forfeited	(2,651)	87.75	(40,206)	100.96	(18,849)	97.49
Outstanding, end of period	202,315	84.63	209,019	103.38	248,559	104.27

The PSUs will entitle the grantee to receive a number of shares of the Company’s Common Stock determined over a three-year performance period ending on December 31 of the year prior to the settlement date of the awards, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of PSU awards ratably over the requisite service period. The number of shares for which the PSUs will be settled will be a percentage of shares for which the award is targeted and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled vary from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s Common Stock over the 30 trading days preceding January 1 of the year the awards are scheduled to vest by the average share value of the Company’s Common Stock over the 30 trading days beginning on January 1 of the year the awards were granted, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes companies which comprise the S&P Health Care Services Industry Index, selected by the Compensation Committee of the Company’s Board of Directors and includes a range of healthcare companies operating in several business segments.

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

The weighted average estimated fair value of the PSUs granted in the year ended December 31, 2019 was $101.82, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk-free rate of 2.35%, and expected volatility of 58% to 82% (average of 78%).

As of December 31, 2019, there was $7.1 million of unrecognized stock compensation expense related to nonvested PSUs. This cost is expected to be recognized over a weighted average period of 2.07 years.

Net Income per Common Share Attributable to Magellan

The following table reconciles income (numerator) and shares (denominator) used in the Company’s computations of net income per share for the years ended December 31, 2017, 2018 and 2019 (in thousands, except per share data):

	2017	2018	2019
Numerator:
Net income	$110,207	$24,181	$55,902
Denominator:
Weighted average number of common shares outstanding—basic	23,333	24,349	24,243
Common stock equivalents—stock options	530	493	142
Common stock equivalents—RSAs	376	15	8
Common stock equivalents—RSUs	64	37	35
Common stock equivalents—PSUs	134	137	131
Common stock equivalents—employee stock purchase plan	3	4	4
Weighted average number of common shares outstanding—diluted	24,440	25,035	24,563
Net income per common share—basic	$4.72	$0.99	$2.31
Net income per common share—diluted	$4.51	$0.97	$2.28

The weighted average number of common shares outstanding for the years ended December 31, 2017, 2018 and 2019 was calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2017, 2018 and 2019 represent stock options to purchase shares of the Company’s common stock, restricted stock awards, restricted stock units and stock purchased under the 2014 ESPP.

For the years ended December 31, 2017, 2018 and 2019, the Company had additional potential dilutive securities outstanding representing 0.4 million, 0.5 million and 1.0 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation, as the Company uses the treasury stock method of calculating diluted shares.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 22, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which now authorizes the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. The board also extended the program from October 22, 2018 to October 22, 2020. As of December 31, 2019, the remaining capacity under the 2015 Repurchase Program was $186.3 million. Pursuant to this program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - December 31, 2019	60,901	61.15	3.7
	3,359,140		$213.7

The Company made no share repurchases from January 1, 2020 through February 21, 2020.

7. Income Taxes

Income Tax Expense

The components of income tax expense (benefit) for the following years ended December 31 were as follows (in thousands):

	2017	2018	2019
Income taxes currently payable:
Federal	$49,944	$13,593	$13,144
State	6,120	7,145	4,719
	56,064	20,738	17,863
Deferred income taxes (benefits):
Federal	(31,941)	307	6,061
State	960	(2,032)	991
	(30,981)	(1,725)	7,052
Total income tax expense	$25,083	$19,013	$24,915

Total income tax expense for the years ended December 31 was different from the amount computed using the statutory federal income tax rate in effect for each respective year for the following reasons (in thousands):

	2017	2018	2019
Income tax expense at federal statutory rate	$47,328	$9,071	$16,972
State income taxes, net of federal income tax benefit	4,993	2,968	4,761
State contingencies added	2,161	3,644	1,178
Tax contingencies reversed due to statute closings	(2,044)	(2,651)	(3,115)
Change in valuation allowances	(14,973)	(691)	584
Adjustments for Tax Act	(8,677)	335	—
Share-based compensation	(4,724)	(4,750)	1,737
Qualified research credit	(1,325)	(1,781)	(1,594)
Non-deductible executive compensation	104	3,052	3,153
Non-deductible HIF fees	—	8,246	—
Other-net	2,240	1,570	1,239
Total income tax expense	$25,083	$19,013	$24,915

Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 included several changes to existing U.S. tax laws that impact the Company, including a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018, and additional limitations on the deduction of executive compensation.

Deferred Income Taxes

The significant components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2018	2019
Deferred tax assets:
Net operating loss carryforwards	$11,159	$8,417
Share-based compensation	10,299	9,167
Other accrued compensation	5,508	10,697
Claims reserves	7,053	5,355
Deferred revenue	4,368	4,122
Other non-deductible accrued liabilities	6,057	3,267
Indirect tax benefits	3,296	3,011
Operating lease--right-of-use liabilities	—	18,632
Other deferred tax assets	2,130	111
Total deferred tax assets	49,870	62,779
Valuation allowances	(1,521)	(2,105)
Deferred tax assets after valuation allowances	48,349	60,674
Deferred tax liabilities:
Depreciation	(21,350)	(20,577)
Amortization of goodwill and intangible assets	(30,463)	(33,073)
Operating lease--right-of-use assets	—	(16,656)
Other deferred tax liabilities	(4,292)	(5,562)
Total deferred tax liabilities	(56,105)	(75,868)
Net deferred tax liabilities	$(7,756)	$(15,194)

The Company has $16.2 million of federal net operating loss carryforwards (“NOLs”) available to reduce consolidated taxable income in 2020 and subsequent years. These NOLs were incurred by AlphaCare prior to its membership in the Magellan consolidated group and will expire in 2032 through 2035 if not used. Further, these NOLs are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs is subject to limitations under the Internal Revenue Code as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any federal NOLs before they expire. The Company and its subsidiaries also have $88.6 million of NOLs available to reduce state and local taxable income at certain subsidiaries in 2020 and subsequent years. These NOLs are subject to examination and adjustment by the respective tax authorities, and most will expire in 2020 through 2039 if not used. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and use.

The Company’s valuation allowances against deferred tax assets were $1.5 million and $2.1 million as of December 31, 2018 and 2019, respectively. The change in valuation allowance of $0.6 million was reflected as an increase to income tax expense. These allowances primarily relate to uncertainties regarding the eventual realization of certain state NOLs.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2017	2018	2019
Balance as of beginning of period	$13,604	$13,580	$15,683
Additions for current year tax positions	3,243	4,955	1,492
Additions for tax positions of prior years	342	512	699
Reductions for tax positions of prior years	(114)	(398)	(472)
Reductions due to lapses of applicable statutes of limitations	(2,693)	(3,005)	(3,489)
Changes due to Tax Act	(509)	339	—
Reductions due to settlements with taxing authorities	(293)	(300)	(43)
Balance as of end of period	$13,580	$15,683	$13,870

If these unrecognized tax benefits had been realized as of December 31, 2018 and 2019, $12.3 million and $10.9 million, respectively, would have reduced income tax expense.

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

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2015 expired during 2019. As a result, $3.5 million of tax contingency reserves recorded as of December 31, 2018 were reversed in 2019, of which $2.8 million was reflected as a reduction to income tax expense and $0.7 million as a decrease to deferred tax assets. Additionally, $0.3 million of accrued interest was reversed in 2019 and reflected as a reduction to income tax expense due to the closing of statutes of limitations on tax assessments.

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

With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2016. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2016 could expire during 2020. Up to $3.4 million of unrecognized tax benefits recorded as of December 31, 2019 could be reversed during 2020 as a result of statute expirations, of which $2.7 million would be reflected as a reduction to income tax expense and $0.7 million as a decrease to deferred tax assets. All reversals from statute expirations would be reflected as discrete adjustments during the quarter in which the respective event occurs. As of December 31, 2018 and 2019, the Company had accrued approximately $0.6 million and $0.7 million, respectively, for the potential payment of interest and penalties. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2017, 2018 and 2019, the Company recorded approximately $0.2 million, $0.1 million and $0.1 million, respectively, in interest and penalties.

8. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2017, 2018 and 2019 is as follows (in thousands):

	2017	2018	2019
Income taxes paid, net of refunds	$59,474	$40,179	$4,774
Interest paid	$15,415	$34,223	$29,892
Assets acquired through capital leases and deferred financing	$2,418	$20,576	$3,302

9. Commitments and Contingencies

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2019 to June 17, 2020. The general liability policy is written on an “occurrence” basis, subject to a $0.25 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.0 million per claim ($10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.25 million per claim un-aggregated self-insured retention for professional liability.

The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one-year term for the period June 17, 2019 to June 17, 2020. The general liability policy is written on an “occurrence” basis and the professional liability policy is written on a “claims-made” basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, AFSC, conducts business with federal agency customers and federal contractors to such agencies. The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company is voluntarily responding to government requests for further information regarding the Company’s investigation. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. For 2018 and 2019 AFSC’s total revenue comprised approximately 2% of the total revenues of the Company.

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

Leases

The Company leases certain office space, distribution centers, land and equipment. These leases expire at various dates through August 2027. See Note 2—“Summary of Significant Accounting Policies—Leases” for a discussion of the Company’s leases.

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

The following tables summarize, for the periods indicated, operating results by business segment for the years ended December 31, 2017, 2018 and 2019 (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2017
Managed care and other revenue	$3,206,277	$273,489	$(584)	$3,479,182
PBM and dispensing revenue	—	2,491,044	(131,643)	2,359,401
Cost of care	(2,413,770)	—	—	(2,413,770)
Cost of goods sold	—	(2,341,979)	130,069	(2,211,910)
Direct service costs and other	(601,201)	(302,525)	(38,157)	(941,883)
Stock compensation expense (1)	10,689	19,881	8,546	39,116
Changes in fair value of contingent consideration (1)	696	—	—	696
Less: non-controlling interest segment loss (2)	(56)	—	(3)	(59)
Segment profit (loss)	$202,747	$139,910	$(31,766)	$310,891
Identifiable assets by business segment (3)
Restricted cash	$220,786	$8,059	$168	$229,013
Net accounts receivable	244,486	403,880	12,409	660,775
Investments	327,865	—	—	327,865
Pharmaceutical inventory	—	40,945	—	40,945
Goodwill	610,867	395,421	—	1,006,288
Other intangible assets, net	165,159	103,129	—	268,288

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2018
Managed care and other revenue	$4,638,622	$240,427	$(607)	$4,878,442
PBM revenue	—	2,625,417	(189,708)	2,435,709
Cost of care	(3,762,412)	—	—	(3,762,412)
Cost of goods sold	—	(2,468,170)	185,148	(2,283,022)
Direct service costs and other	(735,366)	(298,713)	(37,456)	(1,071,535)
Stock compensation expense (1)	6,982	5,458	17,032	29,472
Changes in fair value of contingent consideration (1)	1,307	—	—	1,307
Segment Profit (Loss)	$149,133	$104,419	$(25,591)	$227,961
Identifiable assets by business segment (3)
Restricted cash	$157,437	$576	$2,954	$160,967
Net accounts receivable	290,564	465,345	150	756,059
Investments	378,706	7,037	—	385,743
Pharmaceutical inventory	—	40,818	—	40,818
Goodwill	622,604	395,552	—	1,018,156
Other intangible assets, net	136,644	82,072	13,167	231,883

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2019
Managed care and other revenue	$4,838,546	$265,439	$(592)	$5,103,393
PBM revenue	—	2,236,829	(180,799)	2,056,030
Cost of care	(3,940,531)	—	—	(3,940,531)
Cost of goods sold	—	(2,076,509)	177,638	(1,898,871)
Direct service costs and other	(726,937)	(323,162)	(40,632)	(1,090,731)
Stock compensation expense (1)	8,467	7,834	9,200	25,501
Changes in fair value of contingent consideration (1)	(2,124)	—	—	(2,124)
Segment Profit (Loss)	$177,421	$110,431	$(35,185)	$252,667
Identifiable assets by business segment (3)
Restricted cash	$144,229	$2,226	$—	$146,455
Net accounts receivable	410,958	478,627	480	890,065
Investments	338,439	6,718	—	345,157
Pharmaceutical inventory	—	44,962	—	44,962
Goodwill	622,604	395,552	—	1,018,156
Other intangible assets, net	105,728	61,536	80	167,344
(1)	Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to the acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.
(2)	The non-controlling interest portion of AlphaCare’s segment loss is excluded from the computation of Segment Profit in 2017.
(3)	Identifiable assets by business segment are those assets that are used in the operations of each segment. The remainder of the Company’s assets cannot be specifically identified by segment.

The following table reconciles consolidated income before income taxes to Segment Profit for the years ended December 31, 2017, 2018 and 2019 (in thousands):

	2017	2018	2019
Income before income taxes	$135,224	$43,194	$80,817
Stock compensation expense	39,116	29,472	25,501
Changes in fair value of contingent consideration	696	1,307	(2,124)
Non-controlling interest segment loss	59	—	—
Depreciation and amortization	115,706	132,660	131,509
Interest expense	25,977	35,396	36,153
Interest and other income	(5,887)	(14,068)	(19,189)
Segment Profit	$310,891	$227,961	$252,667

11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2019 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Year Ended December 31, 2018
Net revenue:
Managed care and other	$1,219,763	$1,215,340	$1,235,787	$1,207,552
PBM and dispensing	585,314	595,583	617,719	637,093
Total net revenue	1,805,077	1,810,923	1,853,506	1,844,645
Costs and expenses:
Cost of care	928,661	935,814	938,031	959,906
Cost of goods sold	559,665	558,419	571,145	593,793
Direct service costs and other operating expenses (1) (2)	269,077	259,152	265,471	277,835
Depreciation and amortization	30,407	33,848	33,047	35,358
Interest expense	8,366	8,678	8,990	9,362
Interest and other income	(2,476)	(3,363)	(4,139)	(4,090)
Total costs and expenses	1,793,700	1,792,548	1,812,545	1,872,164
Income (loss) before income taxes	11,377	18,375	40,961	(27,519)
Provision (benefit) for income taxes	(75)	4,824	13,816	448
Net income (loss) attributable to Magellan	$11,452	$13,551	$27,145	$(27,967)
Weighted average number of common shares outstanding—basic	24,349	24,569	24,433	24,048
Weighted average number of common shares outstanding—diluted	25,612	25,407	24,928	24,048
Net income (loss) per common share attributable to Magellan:
Net income (loss) per common share—basic:	$0.47	$0.55	$1.11	$(1.16)
Net income (loss) per common share—diluted:	$0.45	$0.53	$1.09	$(1.16)

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Year Ended December 31, 2019
Net revenue:
Managed care and other	$1,223,979	$1,283,143	$1,303,936	$1,292,335
PBM and dispensing	515,510	505,193	525,005	510,322
Total net revenue	1,739,489	1,788,336	1,828,941	1,802,657
Costs and expenses:
Cost of care	941,961	1,001,886	1,013,006	983,678
Cost of goods sold	489,793	461,187	482,277	465,614
Direct service costs and other operating expenses (3)(4)	271,924	266,434	266,322	286,051
Depreciation and amortization	30,708	33,490	34,157	33,154
Interest expense	9,107	9,141	9,007	8,898
Interest and other income	(4,974)	(5,021)	(4,970)	(4,224)
Total costs and expenses	1,738,519	1,767,117	1,799,799	1,773,171
Income before income taxes	970	21,219	29,142	29,486
Provision for income taxes	539	7,606	7,868	8,902
Net income attributable to Magellan	431	13,613	21,274	20,584
Weighted average number of common shares outstanding—basic	23,946	24,101	24,426	24,491
Weighted average number of common shares outstanding—diluted	24,213	24,416	24,708	24,905
Net income per common share attributable to Magellan:
Net income per common share—basic:	$0.02	$0.56	$0.87	$0.84
Net income per common share—diluted:	$0.02	$0.56	$0.86	$0.83

(1)	Includes stock compensation expense of $7,646, $10,439, $9,320 and $2,067 for the quarters ended March 31, June 30, September 30 and December 31, 2018, respectively.
(2)	Includes changes in fair value of contingent consideration of $233, $70, $148 and $856 for the quarters ended March 31, June 30, September 30 and December 31, 2018, respectively.
(3)	Includes stock compensation expense of $9,607, $5,414, $4,811 and $5,669 for the quarters ended March 31, June 30, September 30 and December 31, 2019, respectively.
(4)	Includes changes in fair value of contingent consideration of $144, $(2,149), $4 and $(123) for the quarters ended March 31, June 30, September 30 and December 31, 2019, respectively.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MAGELLAN HEALTH, INC. (Parent Company Only)

CONDENSED BALANCE SHEETS AS OF DECEMBER 31,

(in thousands)

	2018	2019
ASSETS
Current Assets:
Cash and cash equivalents	$2	$2
Accounts receivable	—	7
Due from affiliates, net	179,360	52,629
Other current assets	32	32
Total Current Assets	179,394	52,670
Other long-term assets	3,255	26,789
Investment in subsidiaries	1,832,258	2,016,039
Total Assets	$2,014,907	$2,095,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$399	$200
Accrued liabilities	7,555	8,197
Current debt	16,400	—
Total Current Liabilities	24,354	8,397
Long-term debt	705,250	664,707
Deferred credits and other long-term liabilities	—	24,611
Total Liabilities	729,604	697,715
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2018 and December 31, 2019-Issued and outstanding-none	—	—
Ordinary common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2018 and December 31, 2019-Issued and outstanding-53,536 and 23,935 shares at December 31, 2018, respectively, and 54,285 and 24,623 shares at December 31, 2019, respectively	535	543
Other Stockholders’ Equity:
Additional paid-in capital	1,326,645	1,386,616
Retained earnings	1,419,449	1,475,207
Accumulated other comprehensive loss	(324)	144
Treasury stock, at cost, 29,601 and 29,662 shares at December 31, 2018 and December 31, 2019, respectively	(1,461,002)	(1,464,727)
Total Stockholders’ Equity	1,285,303	1,397,783
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,014,907	$2,095,498

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MAGELLAN HEALTH, INC. (Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

(in thousands)

	2017	2018	2019
Costs and expenses:
Direct service costs and other operating expenses	$38,157	$37,456	$40,632
Interest expense	8,343	33,258	34,964
Interest and other income	(157)	(98)	—
Total costs and expenses	46,343	70,616	75,596
Loss before income taxes	(46,343)	(70,616)	(75,596)
Benefit for income taxes	17,918	18,288	19,437
Net loss before equity in subsidiaries	(28,425)	(52,328)	(56,159)
Equity in earnings from subsidiaries	138,632	76,509	112,061
Net income	110,207	24,181	55,902
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(205)	56	468
Comprehensive income	$110,002	$24,237	$56,370

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MAGELLAN HEALTH, INC. (Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(in thousands)

	2017	2018	2019
Cash flows from operating activities:
Net cash used in operating activities	$(21,778)	$(54,394)	$(51,423)
Cash flows from investing activities:
Dividends (capital contributions to)/received from subsidiaries, net	(836,396)	205,466	80,511
Net cash (used in) provided by investing activities	(836,396)	205,466	80,511
Cash flows from financing activities:
Proceeds from issuance of debt	841,736	—	—
Proceeds from exercise of stock options	44,355	23,064	32,715
Payments to acquire treasury stock	(21,765)	(63,040)	(3,725)
Payments on debt	(4,375)	(110,000)	(58,567)
Other	(1,777)	(1,096)	489
Net cash provided by (used in) financing activities	858,174	(151,072)	(29,088)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	2	2	2
Cash and cash equivalents at end of period	$2	$2	$2

See accompanying notes to condensed financial statements.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MAGELLAN HEALTH, INC. (Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2019

1. Basis of Presentation

Magellan’s parent company condensed financial statements should be read in conjunction with its consolidated financial statements, and the accompanying notes thereto, included in this Form 10-K.

3. Subsidiary Transactions

Magellan’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. When Magellan receives dividends from its subsidiaries, such amounts are recorded as a reduction to the investments in the respective subsidiaries. Magellan made capital contributions to certain subsidiaries primarily to comply with minimum net worth requirements and to fund acquisitions. During 2017, 2018 and 2019, Magellan received cash dividends from its subsidiaries of $34.7 million, $68.0 million and $61.7 million, respectively.

4. Leases

Certain of our leases are obligations of the parent company. At December 31, 2019, these leases had an aggregate right-of-use asset of $23.5 million, a lease liability balance of $28.4 million, operating lease expense of $8.5 million and future lease payments as follows: 2020, $3.8 million; 2021, $4.9 million; 2022, $5.2 million; 2023, $5.3 million; 2024, $5.1 million; and thereafter $4.1 million. All other information regarding leases is contained Note 2—“Summary of Significant Accounting Policies” to the consolidated financial statements for discussion of Magellan’s leases set forth elsewhere herein.

5. Long Term Debt

See Note 5—“Long Term Debt and Capital Lease Obligations” to the consolidated financial statements for discussion of Magellan’s long-term debt obligations set forth elsewhere herein.

As of December 31, 2019, the contractual maturities of the term loan under the 2019 Credit Agreement were as follows: 2020—$0.0 million; 2021—$5.0 million; 2022—$17.5 million; and 2023—$258.1 million. In 2024, Magellan’s 4.400% Senior Notes will mature.

S-4