Form 10-Q
period 2020-03-31
MAGELLAN HEALTH INC
filed 2020-05-11
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Magellan Health Inc.’s common stock outstanding as of March 31, 2020 was 24,969,030.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

		March 31,
	December 31,	2020
	2019	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($146,455 and $123,877 restricted at December 31, 2019 and March 31, 2020, respectively)	$325,249	$383,963
Accounts receivable, net	890,065	923,716
Short-term investments ($318,464 and $329,237 restricted at December 31, 2019 and March 31, 2020, respectively)	334,489	350,192
Pharmaceutical inventory	44,962	42,333
Other current assets ($38,602 and $42,900 restricted at December 31, 2019 and March 31, 2020, respectively)	78,278	106,820
Total Current Assets	1,673,043	1,807,024
Property and equipment, net	138,422	143,260
Long-term investments ($10,111 and $6,178 restricted at December 31, 2019 and March 31, 2020, respectively)	10,668	6,289
Deferred income taxes	1,840	698
Other long-term assets	82,700	96,389
Goodwill	1,018,156	1,018,156
Other intangible assets, net	167,344	153,095
Total Assets	$3,092,173	$3,224,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,415	$104,359
Accrued liabilities	284,024	320,826
Medical claims payable	409,533	392,141
Other medical liabilities	124,684	128,454
Current debt, finance lease and deferred financing obligations	3,491	84,402
Total Current Liabilities	910,147	1,030,182
Long-term debt, finance lease and deferred financing obligations	679,125	647,624
Deferred income taxes	17,034	23,235
Tax contingencies	14,841	16,021
Deferred credits and other long-term liabilities	73,243	76,246
Total Liabilities	1,694,390	1,793,308
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2019 and March 31, 2020-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2019 and March 31, 2020-Issued and outstanding-54,285 and 24,623 shares at December 31, 2019, respectively, and 54,631 and 24,969 shares at March 31, 2020, respectively	543	546
Other Stockholders’ Equity:
Additional paid-in capital	1,386,616	1,402,797
Retained earnings	1,475,207	1,493,044
Accumulated other comprehensive (loss) income	144	(57)
Treasury stock, at cost, 29,662 and 29,662 shares at December 31, 2019 and March 31, 2020, respectively	(1,464,727)	(1,464,727)
Total Stockholders’ Equity	1,397,783	1,431,603
Total Liabilities and Stockholders’ Equity	$3,092,173	$3,224,911

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2020
Net revenue:
Managed care and other	$1,223,979	$1,272,936
PBM	515,510	521,371
Total net revenue	1,739,489	1,794,307
Costs and expenses:
Cost of care	941,961	951,642
Cost of goods sold	489,793	486,142
Direct service costs and other operating expenses (1)(2)	271,924	287,731
Depreciation and amortization	30,708	28,684
Interest expense	9,107	9,029
Interest and other income	(4,974)	(3,759)
Total costs and expenses	1,738,519	1,759,469
Income before income taxes	970	34,838
Provision for income taxes	539	16,588
Net income	$431	$18,250

Net income per common share:
Basic (See Note 6)	$0.02	$0.74
Diluted (See Note 6)	$0.02	$0.73
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities (3)	320	(201)
Comprehensive income	$751	$18,049
(1)	Includes stock compensation expense of $9,607 and $6,057, for the three months ended March 31, 2019 and 2020, respectively.
(2)	Includes changes in fair value of contingent consideration of $144 for the three months ended March 31, 2019.
(3)	Net of income tax provision (benefit) of $100 and $(67) for the three months ended March 31, 2019 and 2020, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2018	53,536	535	(29,601)	(1,461,002)	1,326,645	1,419,449	(324)	1,285,303
Stock compensation expense	—	—	—	—	9,607	—	—	9,607
Exercise of stock options	41	1	—	—	2,044	—	—	2,045
Issuance of equity	118	1	—	—	(447)	—	—	(446)
Repurchase of stock	—	—	(61)	(3,725)	—	—	—	(3,725)
Net income	—	—	—	—	—	431	—	431
Other comprehensive income—other	—	—	—	—	—	—	320	320
Adoption of ASC 842	—	—	—	—	—	(145)	—	(145)
Balance at March 31, 2019	53,695	537	(29,662)	(1,464,727)	1,337,849	1,419,735	(4)	1,293,390

Balance at December 31, 2019	54,285	$543	(29,662)	$(1,464,727)	$1,386,616	$1,475,207	$144	$1,397,783
Stock compensation expense	—	—	—	—	6,057	—	—	6,057
Exercise of stock options	216	2	—	—	11,261	—	—	11,263
Issuance of equity	130	1	—	—	(1,137)	—	—	(1,136)
Repurchase of stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	18,250	—	18,250
Other comprehensive income—other	—	—	—	—	—	—	(201)	(201)
Adoption of ASC 326	—	—	—	—	—	(413)	—	(413)
Balance at March 31, 2020	54,631	$546	(29,662)	$(1,464,727)	$1,402,797	$1,493,044	$(57)	$1,431,603

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2019	2020
Cash flows from operating activities:
Net income	$431	$18,250
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,708	28,684
Non-cash interest expense	326	585
Non-cash stock compensation expense	9,607	6,057
Non-cash income tax (benefit) provision	(250)	7,802
Non-cash amortization on investments	(192)	325
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(23,804)	(33,291)
Pharmaceutical inventory	(6,333)	2,629
Other assets	(10,835)	(41,862)
Accounts payable and accrued liabilities	20,399	52,746
Medical claims payable and other medical liabilities	19,671	(13,622)
Contingent consideration	(1,609)	—
Tax contingencies	83	925
Deferred credits and other long-term liabilities	(2,889)	3,003
Other	111	(505)
Net cash provided by operating activities	35,424	31,726
Cash flows from investing activities:
Capital expenditures	(12,642)	(15,719)
Acquisitions and investments in businesses, net of cash acquired	(320)	(369)
Purchases of investments	(172,766)	(164,311)
Proceeds from maturities and sales of investments	128,748	152,394
Net cash used in investing activities	(56,980)	(28,005)
Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	—	80,000
Payments to acquire treasury stock	(4,124)	—
Proceeds from exercise of stock options	2,045	10,903
Payments on debt, finance lease and deferred financing obligations	(7,323)	(34,774)
Payments on contingent consideration	(6,247)	—
Other	(1,702)	(1,136)
Net cash (used in) provided by financing activities	(17,351)	54,993
Net (decrease) increase in cash and cash equivalents	(38,907)	58,714
Cash and cash equivalents at beginning of period	272,308	325,249
Cash and cash equivalents at end of period	$233,401	$383,963

Supplemental cash flow data:
Non-cash investing activities:
Assets acquired under finance leases and deferred financing obligations	$3,302	$3,599

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020.

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

Healthcare

The Healthcare segment “Healthcare” consists of two reporting units – Behavioral & Specialty Health and Magellan Complete Care (“MCC”). On April 30, 2020, the Company and Molina Healthcare, Inc. (“Molina”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company has agreed to sell its MCC business to Molina (the “MCC Sale”), as further described below in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Healthcare – Recent Developments – MCC Stock and Asset Purchase Agreement”.

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

March 31, 2020

(Unaudited)

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13” or “ASC 326”). This ASU amends the accounting on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 31, 2018. The Company adopted ASC 326 on a modified retrospective basis on January 1, 2020. The adoption of ASC 326 did not have a material impact on the Company’s consolidated results of operation, financial position and cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in this ASU eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, and was adopted by the

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

Company in the quarter ended March 31, 2020. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, and was adopted by the Company in the quarter ended March 31, 2020. The effect of this guidance was immaterial to the Company’s consolidated results of operations, financial position and cash flows.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three months ended March 31, 2019 and 2020 by major service line, type of customer and timing of revenue recognition (in thousands):

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

	Three Months Ended March 31, 2020
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$349,580	$—	$(90)	$349,490
EAP risk-based	79,939	—	—	79,939
ASO	59,122	11,533	(83)	70,572
Magellan Complete Care
Risk-based, non-EAP	703,369	—	—	703,369
ASO	16,664	—	—	16,664
PBM, including dispensing	—	518,112	(52,407)	465,705
Medicare Part D	—	55,666	—	55,666
PBA	—	30,128	—	30,128
Formulary management	—	22,161	—	22,161
Other	—	613	—	613
Total net revenue	$1,208,674	$638,213	$(52,580)	$1,794,307

Type of Customer
Government	$947,136	$203,957	$—	$1,151,093
Non-government	261,538	434,256	(52,580)	643,214
Total net revenue	$1,208,674	$638,213	$(52,580)	$1,794,307

Timing of Revenue Recognition
Transferred at a point in time	$—	$573,778	$(52,407)	$521,371
Transferred over time	1,208,674	64,435	(173)	1,272,936
Total net revenue	$1,208,674	$638,213	$(52,580)	$1,794,307

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

March 31, 2020

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

March 31, 2020

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	March 31,
	2019	2020	$ Change	% Change
Accounts receivable	$915,656	$961,441	$45,785	5.0%
Contract assets	2,231	12,333	10,102	452.8%
Contract liabilities - current	6,728	38,687	31,959	475.0%
Contract liabilities - long-term	11,099	10,895	(204)	(1.8%)

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $45.8 million, mainly due to timing of receipts. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $10.1 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, increased by $32.0 million, mainly due to the HIF accrual booked in current year quarter. Contract liabilities – long-term, which are included in deferred credits and other long-term

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

liabilities on the consolidated balance sheets, decreased by $0.2 million, mainly due to certain balances which became current.

During the three months ended March 31, 2020, the Company recognized revenue of $2.0 million that was included in current contract liabilities at December 31, 2019. The estimated timing of recognition of amounts included in contract liabilities at March 31, 2020 are as follows: 2020—$37.8 million; 2021—$3.5 million; 2022—$3.1 million; 2023 and beyond—$5.2 million. During the three months ended March 31, 2020, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

The Company’s accounts receivable consists of amounts due from customers throughout the United States. Collateral is generally not required. A majority of the Company’s contracts have payment terms in the month of service, or within a few months thereafter. The timing of payments from customers from time to time generates contract assets or contract liabilities; however, these amounts are immaterial.

The Company’s accounts receivable is net of an allowance for credit losses. The estimate of current expected credit losses on trade receivables considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management elected to disaggregate trade receivables into business segments due to risk characteristics unique to each platform given the individual lines of business and market. Pooling was further disaggregated based on either geography or product type.

The Company evaluated multiple approaches before deciding to utilize a loss rate methodology. The Company leveraged historical write offs over a defined lookback period in deriving a historical loss rate. The expected credit loss model further considers current conditions and reasonable and supportable forecasts through the use of an adjustment for current and projected macroeconomic factors. Management identified appropriate macroeconomic indicators based on tangible correlation to historical losses, giving consideration to the location and risks associated with the Company’s customers.

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company has contracts with the Commonwealth of Virginia (the “Virginia Contracts”). The Company began providing Medicaid managed long-term services and supports to enrollees in the Commonwealth Coordinated Care Plus (“CCC Plus”) program on August 1, 2017. The CCC Plus contract expires annually on December 31 and automatically renews annually on January 1 for a period of five calendar years, with potential of up to five 12-month extensions. The Commonwealth of Virginia has the right to terminate the CCC Plus contract with cause at any time and for convenience upon 90 days’ notice. On August 1, 2018, the Company began providing integrated healthcare services to Medicaid enrollees in the Commonwealth of Virginia under the Medallion 4.0/FAMIS Managed Care Program (“Medallion”). The initial term of the Medallion contract is from August 1, 2018 through June 30, 2019, with six 12-month renewal options. The Medallion contract has been renewed through June 30, 2020. The Commonwealth of Virginia has the right to terminate the Medallion contract with cause at any time and for convenience upon 180 days’ notice. The Virginia Contracts generated net revenues of $193.9 million and $232.5 million for the three months ended March 31, 2019 and 2020, respectively.

The Company had a contract with the State of New York (the “New York Contract”) to provide integrated managed care services to Medicaid and Medicare enrollees in the State of New York. The Company’s New York Contract terminated on December 31, 2016; however, the Company, along with other participating managed care plans in the state, continues to provide services while a new contract is being finalized. The Company began recognizing revenue in relation to the New York Contract on January 1, 2014 as a result of the acquisition of AlphaCare Holdings, Inc. The Company’s revenues under the New York Contracts increased starting on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The New York Contracts generated net revenues of $195.2 million and $215.9 million for the three months ended March 31, 2019 and 2020, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

The Company has contracts with the Commonwealth of Massachusetts and CMS (the “Massachusetts Contracts”) to provide integrated managed care services to Medicaid and Medicare enrollees in the Commonwealth of Massachusetts. Medicaid services are provided under a Senior Care Options contract (“SCO Contract”) which began on January 1, 2016 and extends through December 31, 2021, with the potential for up to five additional one-year extensions. The Commonwealth of Massachusetts may terminate the contract with cause without prior notice and upon 180 days’ notice without cause. Medicare services are provided under a one-year contract with CMS. The CMS contract currently extends through December 31, 2020. The Company began recognizing revenue in relation to the Massachusetts Contracts on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The Massachusetts Contracts generated net revenues of $179.2 million and $176.0 million for the three months ended March 31, 2019 and 2020, respectively.

Customers exceeding ten percent of segment net revenues

In addition to the Massachusetts Contract, New York Contract and Virginia Contract previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the three months ended March 31, 2019 and 2020 (in thousands):

Segment	Term Date	2019	2020
Healthcare
None

Pharmacy Management
Customer A	March 31, 2021	$89,340	$98,617

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $131.7 million and $137.0 million for the three months ended March 31, 2019 and 2020, respectively. Net revenues from members in relation to its contracts with CMS in aggregate totaled $63.3 million and $55.7 million for the three months ended March 31, 2019 and 2020, respectively. As of December 31, 2019 and March 31, 2020, the Company had $117.4 million and $115.2 million, respectively, in net receivables associated with Medicare part D from CMS and other parties related to this business. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $79.5 million and $69.9 million for the three months ended March 31, 2019 and 2020, respectively.

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

Leases

The Company leases certain office space, distribution centers, land and equipment. We assess our contracts to determine if it contains a lease. This assessment is based on (i) the right to control the use of an identified asset; (ii) the right to obtain substantially all of the economic benefits from the use of the identified asset; and (iii) the right to use the identified asset. The Company elected the short-term lease practical expedient; thus, leases with an initial term of twelve months or less are not capitalized and the expense is recognized on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of renewal options are

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

at the sole discretion of the Company. Renewal options that the Company is reasonably certain to accept are recognized as part of the right-of use (“ROU”) asset.

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

The following table shows the components of lease expenses for the three months ended March 31, 2020 (in thousands):

Three Months Ended March 31, 2020
Operating lease cost	$3,835
Finance lease cost:
Amortization of right-of-use asset	1,332
Interest on lease liabilities	214
Total finance lease cost	1,546
Short-term lease cost	124
Variable lease cost	789
Total lease cost	6,294
Sublease income	(112)
Net lease cost	$6,182

The following table shows the components of the lease assets and liabilities as of March 31, 2020 (in thousands):

March 31, 2020
Operating leases:
Other long-term assets	$46,778

Accrued liabilities	$13,787
Deferred credits and other long-term liabilities	40,987
Total operating lease liabilities	$54,774

Finance leases:
Property and equipment, net	$15,479

Current debt, finance lease and deferred financing obligations	$5,136
Long-term debt, finance lease and deferred financing obligations	15,138
Total finance lease liabilities	$20,274

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

The maturity dates of the Company’s leases as of March 31, 2020 are summarized below (in thousands):

March 31, 2020
2020	$14,695
2021	18,349
2022	17,297
2023	11,922
2024	10,040
2025 and beyond	4,658
Total lease payments	76,961
Less interest	(1,913)
Present value of lease liabilities	$75,048

The following table shows the weighted average remaining lease term and discount rate as of March 31, 2020:

March 31, 2020
Weighted average remaining lease term
Operating leases	4.20
Finance leases	4.29
Weighted average discount rate
Operating leases	4.79%
Finance leases	4.40%

Supplemental cash flow information relating to leases is as follows (in thousands):

Three months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,277
Operating cash flows from finance leases	1,402
Financing cash flows from finance leases	214
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	902
Finance leases	3,599

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$313,509	$—	$313,509
Investments:
U.S. Government and agency securities	104,159	—	—	104,159
Corporate debt securities	—	239,693	—	239,693
Certificates of deposit	—	1,305	—	1,305
Total assets held at fair value	$104,159	$554,507	$—	$658,666

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (2)	$—	$189,556	$—	$189,556
Investments:
U.S. Government and agency securities	90,714	—	—	90,714
Corporate debt securities	—	264,462	—	264,462
Certificates of deposit	—	1,305	—	1,305
Total assets held at fair value	$90,714	$455,323	$—	$546,037
(1)	Excludes $11.7 million of cash held in bank accounts by the Company.
(2)	Excludes $194.4 million of cash held in bank accounts by the Company.

For the three months ended March 31, 2020, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $331.2 million as of March 31, 2020 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $276.3 million as of March 31, 2020 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Book overdrafts are reflected within

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

accounts payable on the balance sheets. At December 31, 2019, the Company had $0.5 million in book overdrafts. At March 31, 2020, the Company had no book overdrafts. At March 31, 2020, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of $123.3 million are included in cash and cash equivalents.

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

As of December 31, 2019 and March 31, 2020, there were no material unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the three months ended March 31, 2019 or 2020. The following is a summary of short-term and long-term investments at December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$104,096	$75	$(12)	$104,159
Corporate debt securities	239,564	175	(46)	239,693
Certificates of deposit	1,305	—	—	1,305
Total investments at December 31, 2019	$344,965	$250	$(58)	$345,157

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$90,166	$554	$(7)	$90,713
Corporate debt securities	265,086	26	(649)	264,463
Certificates of deposit	1,305	—	—	1,305
Total investments at March 31, 2020	$356,557	$580	$(656)	$356,481

The maturity dates of the Company’s investments as of March 31, 2020 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2020	$321,201	$321,197
2021	35,356	35,284
Total investments at March 31, 2020	$356,557	$356,481

Income Taxes

The Company’s effective income tax rates were 55.6 percent and 47.6 percent for the three months ended March 31, 2019 and 2020, respectively. These rates differ from the applicable federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for the three months ended March 31, 2019 is higher than the effective income tax rate for the three months ended March 31, 2020 primarily due to recognized stock compensation expense in excess of tax deductions.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act includes several significant provisions related to taxes. While the Company does not believe the CARES Act will result in a material impact on its results, we continue to evaluate the relief options available under the CARES Act, as well as other emergency relief initiatives and stimulus packages instituted by the Federal Government.

Net Operating Loss Carryforwards

The Company has $16.2 million of federal net operating loss carryforwards (“NOLs”) available to reduce consolidated taxable income in 2020 and subsequent years. These NOLs were incurred by AlphaCare prior to its membership in the Magellan consolidated group will expire in 2032 through 2035 if not used and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs is subject to limitations under the Internal Revenue Code as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any federal NOLs before they expire. The Company and its subsidiaries also have $89.0 million of NOLs available to reduce state and local taxable income at certain subsidiaries in 2020 and subsequent years. Most of these NOLs will expire in 2020 through 2038 if not used and are subject to examination and adjustment by the respective tax authorities. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and use. Other than those considered in determining the valuation allowances discussed below, the Company does not believe these limitations will restrict the Company’s ability to use any of these state and local NOLs before they expire.

Deferred tax assets as of December 31, 2019 and March 31, 2020 are shown net of valuation allowances of $2.1 million. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company’s deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations.

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. On January 23, 2018, the United States Congress passed the Continuing Resolution which imposed a one-year moratorium on the HIF fee, suspending its application for 2019. For 2020 the HIF fee is expected to be $39.4 million which is included in accrued liabilities in the consolidated balance sheets.

Stock Compensation

At December 31, 2019 and March 31, 2020, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020. The Company recorded stock compensation

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

expense of $9.6 million and $6.1 million for the three months ended March 31, 2019 and 2020, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2020 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2020 was $20.17 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 35.56 percent based on the historical volatility of the Company’s stock price.

For the three months ended March 31, 2019 and 2020 tax on deficiencies (net of the tax deductions in excess of recognized stock compensation expense) were $0.8 million and $1.4 million, respectively, and was included as an increase to tax expense.

Summarized information related to the Company’s stock options for the three months ended March 31, 2020 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,125,861	$69.22
Granted	50,271	67.90
Forfeited	(3,333)	83.55
Exercised	(216,734)	51.97
Outstanding, end of period	1,956,065	$71.07
Vested and expected to vest at end of period	1,947,250	$71.07
Exercisable, end of period	1,613,491	$70.48

All of the Company’s options granted during the three months ended March 31, 2020 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the three months ended March 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	39,761	$65.40
Awarded	—	—
Vested	—	—
Forfeited	—	—
Outstanding, ending of period	39,761	65.40

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the three months ended March 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	256,430	$74.12
Awarded	307,892	60.88
Vested	(98,165)	75.12
Forfeited	(2,524)	72.92
Outstanding, ending of period	463,633	65.12

Grants of RSAs vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the three months ended March 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	248,559	$104.27
Awarded	133,752	75.65
Vested	(52,861)	76.24
Forfeited	(29,735)	76.24
Outstanding, end of period	299,715	99.22

The weighted average estimated fair value of the PSUs granted in the three months ended March 31, 2020 was $75.65, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 0.68%, and expected volatility of 20% to 70% (average of 35%). The PSUs granted in the three months ended March 31, 2020, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2022 and vesting on March 5, 2023, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled is calculated as a percentage of the award target and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled varies from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2023 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2020, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 48 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Goodwill

At March 31, 2020, we evaluated whether changes in facts and circumstances would rise to an impairment indicator that it was more likely than not that any of our reporting units were impaired. The evaluation included whether our forecast for 2020 and beyond would have changed from what was used in our annual test performed as of October 1, 2019 test. We also considered the impact of economic and market volatility caused by the novel coronavirus (“COVID-19”) pandemic in the first quarter of 2020. Based on our evaluation we do not believe that as of March 31, 2020 it was more likely than not that any of our reporting units were impaired. We do believe however, that while the fair value of

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

the Pharmacy Management reporting unit continues to be in excess of its carrying value, the margin by which the fair value exceeds the carrying value has decreased. While the reporting unit was not determined to be impaired at this time, the Pharmacy Management reporting unit goodwill is at risk of future impairment in the event of significant unfavorable changes in the Company’s forecasted future results and cash flows. In addition, market factors utilized in the impairment analysis, including long-term growth rates or discount rates, could negatively impact the fair value of our reporting units. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill test will prove to be an accurate prediction of the future.

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

Long-Term Debt and Finance Lease Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. During the quarters ended December 31, 2019 and March 31, 2020, the Company purchased and subsequently retired $11.1 million and $28.9 million of its Notes, respectively, which resulted in a loss on retirement of $0.3 million and $0.7 million, respectively, that is included in interest expense. The Notes were issued at a discount and had a carrying value of $388.4 million and $359.6 million at December 31, 2019 and March 31, 2020, respectively.

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

March 31, 2020

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the three months ended March 31, 2020, the weighted average interest rate was approximately 3.6928 percent.

In August 2019, the Company made voluntary term loan repayments of $30.0 million. As of March 31, 2020, the contractual maturities of the term loan under the 2017 Credit Agreement were as follows: 2020—$4.4 million; 2021—$0.6 million; 2022—$17.5 million; and 2023—$258.1 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2019, the Company had no revolving loan borrowings. At March 31, 2020 the Company had a revolving loan of $80.0 million due on May 26, 2020. At March 31, 2020, the Company had a borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt, capital lease and deferred financing obligations are deferred loan and bond issuance costs as of December 31, 2019 and March 31, 2020 of $5.7 million and $5.2 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2019 and March 31, 2020 of $66.4 million and $67.1 million, respectively.

Finance Lease and Deferred Financing Obligations

There were $18.1 million and $20.3 million of finance lease and deferred financing obligations at December 31, 2019 and March 31, 2020, respectively. The Company’s finance lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance lease assets was $56.0 million and $59.6 million at December 31, 2019 and March 31, 2020, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three months ended March 31:

	Three Months Ended
	March 31,
	2019	2020
Numerator:
Net income	$431	$18,250
Denominator:
Weighted average number of common shares outstanding—basic	23,946	24,728
Common stock equivalents—stock options	111	61
Common stock equivalents—RSAs	7	21
Common stock equivalents—RSUs	19	50
Common stock equivalents—PSUs	124	-
Common stock equivalents—employee stock purchase plan	6	9
Weighted average number of common shares outstanding—diluted	24,213	24,869
Net income per common share—basic	$0.02	$0.74
Net income per common share—diluted	$0.02	$0.73

The weighted average number of common shares outstanding for the three months ended March 31, 2019 and 2020 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2019 and 2020 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 1.2 million and 1.4 million options for the three months ended March 31, 2019 and 2020, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2019
Managed care and other revenue	$1,164,253	$59,895	$(169)	$1,223,979
PBM revenue	—	556,565	(41,055)	515,510
Cost of care	(941,961)	—	—	(941,961)
Cost of goods sold	—	(530,207)	40,414	(489,793)
Direct service costs and other	(179,190)	(79,635)	(13,099)	(271,924)
Stock compensation expense (1)	1,750	1,672	6,185	9,607
Changes in fair value of contingent consideration (1)	144	—	—	144
Segment Profit (Loss)	$44,996	$8,290	$(7,724)	$45,562

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2020
Managed care and other revenue	$1,208,674	$64,435	$(173)	$1,272,936
PBM revenue	—	573,778	(52,407)	521,371
Cost of care	(951,642)	—	—	(951,642)
Cost of goods sold	—	(537,574)	51,432	(486,142)
Direct service costs and other	(196,909)	(81,866)	(8,956)	(287,731)
Stock compensation expense (1)	2,021	2,107	1,929	6,057
Changes in fair value of contingent consideration (1)		—	—	—
Segment Profit (Loss)	$62,144	$20,880	$(8,175)	$74,849

(1)	Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended
	March 31,
	2019	2020
Income before income taxes	$970	$34,838
Stock compensation expense	9,607	6,057
Changes in fair value of contingent consideration	144	—
Depreciation and amortization	30,708	28,684
Interest expense	9,107	9,029
Interest and other income	(4,974)	(3,759)
Segment Profit	$45,562	$74,849

NOTE D—Commitments and Contingencies

Legal

The Company’s operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, Armed Forces Services Corporation (“AFSC”), conducts business with federal agency customers and federal contractors to such agencies. The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company is voluntarily responding to government requests for further information regarding the Company’s investigation. Contingencies, if any, arising from the results of this investigation and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. AFSC generated approximately 1.5% of the Company’s total revenue for the year ended December 31, 2019 and three months ended March 31, 2020.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. As of March 31, 2020, the remaining capacity under the 2015 Repurchase Program was $186.3 million. The board also extended the program from October 22, 2018 to October 22, 2020. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - December 31, 2019	60,901	61.15	3.7
January 1, 2020 - March 31, 2020	—	—	—
	3,359,140		$213.7

The Company made no share repurchases from April 1, 2020 through May 1, 2020.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020

(Unaudited)

NOTE E—Subsequent Events

Magellan Complete Care – Stock and Asset Purchase Agreement

On April 30, 2020, the Company and Molina entered into the Purchase Agreement pursuant to which the Company has agreed to sell its MCC business to Molina for $850.0 million in cash, subject to certain adjustments, and Molina has agreed to assume liabilities of the MCC business. Consummation of the MCC Sale is subject to various conditions, including state regulatory approvals and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Act.

Medicare Part D Business

On May 11, 2020, the Company announced its decision to exit the Medicare Part D business at the end of 2020. The Company will retain its Medicare Employer Group Waiver Plan as well as full capabilities to service the PBM needs of its existing and prospective Medicare customers.

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

Results of Operations

The following table summarizes, for the periods indicated, consolidated operating results (in thousands):

	Three Months Ended
	March 31,		Change
Consolidated Results	2019	2020	'19 vs '20
Statement of Operations Data:
Net revenue	$1,739,489	$1,794,307	3.2%
Cost of Care	941,961	951,642	1.0%
Cost of goods sold	489,793	486,142	(0.7%)
Direct service costs and other operating expenses (1)(2)	271,924	287,731	5.8%
Depreciation and amortization	30,708	28,684	(6.6%)
Interest expense	9,107	9,029	(0.9%)
Interest and other income	(4,974)	(3,759)	(24.4%)
Income before income taxes	970	34,838	3491.5%
Provision for income taxes	539	16,588	2977.6%
Net income	$431	$18,250	4134.3%
(1)	Includes stock compensation expense of $9,607 and $6,057 for the three months ended March 31, 2019 and 2020, respectively.
(2)	Includes changes in fair value of contingent consideration of $144 for the three months ended March 31, 2019.

Quarter ended March 31, 2020 (“Current Year Quarter”) compared to Quarter ended March 31, 2019 (“Prior Year Quarter”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 6.6 percent or $2.0 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset maturities, partially offset by normal asset additions after the Prior Year Quarter.

Interest expense

Interest expense was consistent with the Prior Year Quarter.

Interest and other income

Interest income decreased by $1.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to reduction in rates.

Income taxes

The Company’s effective income tax rates were 55.6 percent and 47.6 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Prior Year Quarter is higher than the Current Year Quarter due to recognized stock compensation in excess of tax deductions. The effective income tax rate for the three months ended March 31, 2020 is higher than the federal and state statutory rates primary due to stock compensation expense in excess of tax deductions and the non-deductible HIF fee.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended
	March 31,		Change
Healthcare Segment Results	2019	2020	'19 vs '20
Behavioral & Specialty Health revenue
Risk-based, non-EAP	$361,808	$349,580	(3.4%)
EAP risk-based	89,617	79,939	(10.8%)
ASO	55,203	59,122	7.1%
Magellan Complete Care revenue
Risk-based, non-EAP	642,571	703,369	9.5%
ASO	15,054	16,664	10.7%
Managed care and other revenue	1,164,253	1,208,674	3.8%
Cost of care	941,961	951,642	1.0%
	222,292	257,032	15.6%
Direct service costs and other	179,190	196,909	9.9%
	43,102	60,123	39.5%
Stock compensation expense	1,750	2,021	15.5%
Changes in fair value of contingent consideration	144	-
Segment Profit	$44,996	$62,144	38.1%

Direct service cost as % of revenue	15.4%	16.3%
MLR Behavioral & Specialty Health risk	86.0%	83.6%
MLR Behavioral & Specialty Health EAP risk	64.8%	71.1%
MLR Magellan Complete Care risk	89.2%	85.7%

Membership
Behavioral & Specialty Health
Risk (1)	11,754	10,329	(12.1%)
EAP risk	15,227	14,129	(7.2%)
ASO	26,719	24,529	(8.2%)
Magellan Complete Care
Risk	139	160	15.1%
ASO	23	25	8.7%
	53,862	49,172	(8.7%)
(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue increased by 3.8 percent or $44.4 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is primarily due to favorable rate and membership changes of $53.6 million, new contracts implemented after (or during) the Prior Year Quarter of $11.6 million, net revenue recorded for HIF fees in current year of $10.6 million, revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $3.1 million, unfavorable retroactive rate adjustments in the Prior Year Quarter of $3.1 million, revenue impact of favorable prior period medical claims development recorded in the Current Year Quarter of $1.0 million and other net favorable variances of $6.3 million. These increases partially offset by terminated contracts of $42.8 million, program changes of $1.6 million and unfavorable revenue due to membership and risk adjustments of $0.5 million.

Cost of care

Cost of care increased by 1.0 percent or $9.7 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to increased membership of $15.8 million, favorable prior period care development recoded in Prior Year Quarter of $10.5, the care cost for new contracts implemented after (or during) the Prior Year

Quarter of $5.6 million, the care impact of unfavorable retroactive rate adjustments of $0.2 million in the Current Year Quarter and care trends and other net unfavorable variances of $15.5 million. These increases were partially offset by terminated contracts of $27.1 million and favorable prior period care development recorded in the Current Year Quarter of $10.8 million. For our behavioral specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) decreased from 86.0 percent in Prior Year Quarter to 83.6 percent in the Current Year Quarter mainly due to business mix. For our MCC contracts, cost of care decreased as a percentage of risk revenue from 89.2 percent in the Prior Year Quarter to 85.7 percent in the Current Year Quarter mainly due to improvements in utilization and rates, as well as the net impact of prior period medical claims development.

Direct service costs and other

Direct service costs increased 9.9 percent or $17.7 million from the Prior Year Quarter to the Current Year Quarter primarily due to HIF fees in the Current Year Quarter. Direct services costs increased as a percentage of revenue from 15.4 percent in the Prior Year Quarter to 16.3 percent in the Current Year Quarter primarily due HIF fees in the Current Year Quarter.

Recent Developments – MCC Stock and Asset Purchase Agreement

On April 30, 2020, the Company and Molina entered into the Purchase Agreement pursuant to which the Company has agreed to sell its MCC business to Molina for $850.0 million in cash, subject to certain adjustments, and Molina has agreed to assume liabilities of the MCC business.

The consummation of the MCC Sale is subject to customary closing conditions, including: (i) the expiration of the waiting period applicable to the Purchase Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or governmental order prohibiting the MCC Sale, (iii) obtaining all required consents, authorizations, permits and approvals under Health Regulatory Laws (as defined in the Purchase Agreement), (iv) no material adverse effect on the Company having occurred since the signing of the Purchase Agreement, and (v) the accuracy of the representations and warranties of each party (subject to materiality qualifiers) in the Purchase Agreement and the compliance by each party with its covenants in all material respects. The consummation of the MCC Sale is not subject to any financing contingency.

In connection with the MCC Sale, the Company and Molina are entering into commercial agreements for certain behavioral health, utilization management and related services to be provided by the Company to Molina and the MCC business. In addition, the parties will enter into a transition services agreement pursuant to which the Company and certain of its affiliates will provide, or cause third parties to provide, certain services to accommodate the transition of the MCC business to Molina.

The foregoing description of the Purchase Agreement and the MCC Sale does not purport to be complete and is qualified in its entirety by the terms and conditions of the Purchase Agreement attached hereto as Exhibit 2.1 and any related agreements.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended
	March 31,		Change
Pharmacy Segment Results	2019	2020	'19 vs '20
Formulary management	$17,183	$22,161	29.0%
PBA and other	42,712	42,274	(1.0%)
Managed care and other revenue	59,895	64,435	7.6%
PBM, including dispensing	493,224	518,112	5.0%
Medicare Part D	63,341	55,666	(12.1%)
PBM revenue	556,565	573,778	3.1%
Total net revenue	616,460	638,213	3.5%
Cost of goods sold	530,207	537,574	1.4%
	86,253	100,639	16.7%
Direct service costs and other	79,635	81,866	2.8%
	6,618	18,773	183.7%
Stock compensation expense	1,672	2,107	26.0%
Segment Profit	$8,290	$20,880	151.9%

Direct service cost as % of revenue	12.9%	12.8%
COGS as % of PBM revenue	95.3%	93.7%

Pharmacy Operational Statistics
Adjusted commercial network claims	6,845	6,740
Adjusted PBA claims	19,867	17,831
Total adjusted claims	26,712	24,571

Generic dispensing rate	87.6%	87.2%
Commercial PBM covered lives	1,910	1,760
Medical pharmacy covered lives	13,936	16,046
Total states and DC that participate in PBA	27	26

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue increased by 7.6 percent or $4.5 million from the Prior Year Quarter to the Current Year Quarter primarily due to increased formulary management revenue of $5.0 million mainly due to utilization, increased medical pharmacy revenue of $3.4 million mainly due to increased membership and other net favorable variances of $0.5 million. The increase is partially offset by terminated contracts of $4.4 million.

PBM revenue

PBM revenue increased by 3.1 percent or $17.2 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to increase in membership and utilization of $18.1 million and is partially offset by other net unfavorable variances of $0.9 million.

Cost of goods sold

Cost of goods sold increased by 1.4 percent or $7.4 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to increase in membership and utilization of $12.4. The increase is partially offset by network penalties in the Prior Year Quarter of $2.7 million and other unfavorable variances of $2.3 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 95.3 percent in the Prior Year Quarter to 93.7 percent in the Current Year Quarter, mainly due to business mix.

Direct service costs and other

Direct service costs increased by 2.8 percent or $2.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to higher discretionary benefits. Direct service costs decreased slightly as a percentage of revenue from 12.9 percent in the Prior Year Quarter to 12.8 percent in the Current Year Quarter.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments, and that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended
	March 31,		Change
Corporate Segment & Eliminations	2019	2020	'19 vs '20
Managed care and other revenue	$(169)	$(173)	2.4%
PBM revenue	(41,055)	(52,407)	27.7%
Cost of goods sold	40,414	51,432	27.3%
	(810)	(1,148)	41.7%
Direct service costs and other	13,099	8,956	(31.6%)
	(13,909)	(10,104)	(27.4%)
Stock compensation expense	6,185	1,929	(68.8%)
Segment Loss	$(7,724)	$(8,175)	5.8%

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss increased by 5.8 percent or $0.5 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, the Corporate segment loss was 0.4 percent in the Prior Year Quarter which is consistent with the Current Year Quarter.

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

The following table reconciles income before income taxes to Segment Profit (in thousands):

	Three Months Ended
	March 31,
	2019	2020
Income before income taxes	$970	$34,838
Stock compensation expense	9,607	6,057
Changes in fair value of contingent consideration	144	—
Depreciation and amortization	30,708	28,684
Interest expense	9,107	9,029
Interest and other income	(4,974)	(3,759)
Segment Profit	$45,562	$74,849

The following table reconciles Adjusted Net Income to net income (in thousands):

	Three Months Ended
	March 31,
	2019	2020
Net income	$431	$18,250
Adjusted for acquisitions starting in 2013
Changes in fair value of contingent consideration	144	—
Amortization of acquired intangibles	12,272	14,191
Tax impact	(3,282)	(3,816)
Adjusted Net Income	$9,565	$28,625

The following table reconciles Adjusted EPS to net income per common share—diluted:

	Three Months Ended
	March 31,
	2019	2020
Net income per common share—diluted	$0.02	$0.73
Adjusted for acquisitions starting in 2013
Changes in fair value of contingent consideration	0.01	—
Amortization of acquired intangibles	0.50	0.57
Tax impact	(0.13)	(0.15)
Adjusted EPS	$0.40	$1.15

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

Interest Rate Risk. Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of March 31, 2020, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities. The Company reported net cash provided by operating activities of $35.4 million and $31.7 million for the Prior Year Quarter and Current Year Quarter, respectively. The $3.7 million decrease in operating cash flows from the Prior Year Quarter is mainly attributable to unfavorable working capital changes, partially offset by higher segment profit.

The net unfavorable impact of working capital changes between periods totaled $33.3 million. For the Prior Year Quarter, operating cash flows were impacted by net unfavorable working capital changes of $0.3 million, mainly attributable to timing. For the Current Year Quarter, operating cash flows were impacted by net unfavorable working capital changes of $33.6 million, mainly attributable to the timing of receivables and payables.

Segment Profit for the Current Quarter increased $29.2 million from the Prior Year Quarter.

Investing Activities. The Company utilized $12.6 million and $15.7 million during the Prior Year Quarter and the Current Year Quarter, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Quarter were $3.6 million and $9.0 million, respectively, as compared to additions for the Current Year Quarter related to hard assets and capitalized software of $4.2 million and $11.5 million, respectively.

During the Prior Year Quarter and the Current Year Quarter the Company used $44.0 million and $11.9 million, respectively, for the net purchase of "available-for-sale" securities.

Financing Activities. During the Prior Year Quarter, the Company paid $4.4 million on debt obligations, $6.2 million for payments on contingent consideration, $4.1 million for the repurchase of treasury stock under the Company's share repurchase program and $2.9 million on finance lease obligations and had other net favorable items of $1.7 million. In addition, the Company received $2.0 million from the exercise of stock options.

During the Current Year Quarter, the Company received $80.0 million from borrowings, due on May 26, 2020, under our revolving line of credit and $10.9 million from the exercise of stock options. In addition, the Company paid $33.3 million on debt obligations, $1.5 million on finance lease obligations and had other net unfavorable items of $1.1 million.

Outlook—Liquidity and Capital Resources

Liquidity. The Company may draw on the 2017 Credit Agreement (discussed further below) as required to meet working capital needs associated with the timing of receivables and payables, fund share repurchases or support acquisition activities. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. At March 31, 2020, the Company had a revolving loan of $80.0 million due on May 26, 2020, and the remaining $320.0 million of the revolving credit facility is still available to the Company for additional drawdown. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance the Company will not experience any such losses in the future.

Stock Repurchases. On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. As of March 31, 2020, the remaining capacity under the 2015 Repurchase Program was $186.3 million. See Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for more information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements. As of March 31, 2020, the Company has no material off-balance sheet arrangements.

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of March 31, 2020, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company can include, among other things, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. In addition, the Company also makes estimates in relation to revenue recognition under ASC 606 which are explained in more detail in Note A—“General – Revenue Recognition.” Actual results could differ from those estimates. Except as noted above, the Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations as reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include:

●	the Company’s inability to renegotiate or extend expiring customer contracts, or the termination of customer contracts;
●	the Company’s inability to integrate acquisitions in a timely and effective manner;
●	risks relating to the Company’s proposed sale of the MCC business to Molina, including the ability of the Company to realize the expected benefits of the transaction, the ability of the Company to obtain regulatory approvals for the transaction and to satisfy other closing conditions, and the ability of the parties to close the transaction in the anticipated timeframe;
●	changes in business practices of the industry, including the possibility that certain of the Company’s managed care customers could seek to provide managed healthcare services directly to their subscribers, instead of contracting with the Company for such services, particularly as a result of further consolidation in the managed care industry and especially regarding managed healthcare customers that have already done so with a portion of their membership;
●	the impact of changes in the contracting model for Medicaid contracts, including certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives;
●	the Company’s ability to accurately predict and control healthcare costs, and to properly price the Company’s services;
●	the Company’s ability to accurately underwrite and control healthcare costs associated with its expansion into clinically integrated management of special populations eligible for Medicaid and Medicare, including individuals with serious mental illness and other unique high-cost populations;
●	the Company’s ability to maintain or secure cost-effective healthcare provider contracts;
●	the Company’s ability to maintain relationships with key pharmacy providers, vendors and manufacturers;
●	fluctuation in quarterly operating results due to seasonal and other factors;
●	the Company’s dependence on government spending for managed healthcare, including changes in federal, state and local healthcare policies;
●	restrictive covenants in the Company’s debt instruments;
●	present or future state regulations and contractual requirements that the Company provide financial assurance of its ability to meet its obligations;

●	the impact of the competitive environment in the managed healthcare services industry which may limit the Company’s ability to maintain or obtain contracts, as well as its ability to maintain or increase its rates;
●	the impact of healthcare reform legislation;
●	the Mental Health and Substance Abuse Benefit Parity Law and Regulations;
●	government regulation;
●	proposed changes to current Federal law and regulations;
●	noncompliance with regulations;
●	the Company’s participation in Medicare Part D is subject to government regulation;
●	failure to maintain satisfactory Medicare and Medicaid quality performance measures;
●	the unauthorized disclosure of sensitive or confidential member or other information;
●	a breach or failure in the Company’s operational security systems or infrastructure, or those of third parties with which it does business;
●	risk associated with outsourcing services and functions to third parties;
●	the possible impact of additional regulatory scrutiny and liability associated with the Company’s Pharmacy Management segment;
●	the inability to realize the value of goodwill and intangible assets;
●	pending or future actions or claims for professional liability;
●	claims brought against the Company that either exceed the scope of the Company’s liability coverage or result in denial of coverage;
●	class action suits and other legal proceedings;
●	negative publicity;
●	the impact of governmental investigations;
●	the impact of varying economic and market conditions on the Company’s investment portfolio;
●	the state of the national economy and adverse changes in economic conditions;
●	the Company’s ability to successfully implement its margin improvement initiatives and plans;
●	tax matters, including changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes;
●	the impact to contingent consideration as a result of changes in operational forecasts and probabilities of payment; and
●	the impact of an epidemic or health crisis such as the COVID-19 pandemic, natural disasters, political disruptions, acts of war or terrorism, cybersecurity attacks or other data breaches or intrusions and other extraordinary events.

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of Magellan’s Annual Report on Form 10-K for the year ended December 31, 2019. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of March 31, 2020, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4. Controls and Procedures

a)The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
b)Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the risk factors below, there have been no material changes in the risk factors as disclosed in Part I—Item 1A—“Risk Factors” of the Company’s Annual Report on Form 10 K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020:

The Company faces risks related to unauthorized disclosure of sensitive or confidential member and other protected personal or health information.

As part of its normal operations, the Company collects, processes and retains confidential member and protected personal or health information making the Company subject to various federal and state laws and rules regarding the use and disclosure of confidential member and protected personal or health information, including HIPAA. The Company also maintains other confidential information related to its business and operations. Despite our security measures, the Company is subject to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. For example, we have experienced data security breaches resulting in disclosure of confidential or protected personal or health information. Noncompliance with any privacy or security laws and regulations (including, but not limited to, state and federal laws and international regulations, such as GDPR) or any security incident or breach, whether by the Company or by its vendors, could result in enforcement actions, material fines and penalties, reputational and financial harm to the Company, and could also subject the Company to litigation.

IT Systems – The Company’s ability to effectively maintain and upgrade its information systems is critical to its business.

The Company’s operations are dependent on effective information systems. Our information systems require routine maintenance, enhancements and upgrades in order to meet operational needs and regulatory requirements. The maintenance, upgrade and enhancement of our information systems requires significant economic resources. If the Company encounters difficulties in its information systems, or with the transition to or from its information systems, or does not appropriately maintain, enhance and upgrade its information systems, such events could adversely impact the Company’s operations materially. In addition, our ability to manage effectively our information systems could be impacted by events outside of our control, including acts of nature, such as floods, earthquakes, fires, pandemics, or acts of terrorism or war.

Cyber-Security—The Company faces risks related to a breach or failure in our operational security systems or infrastructure, or those of third parties with which we do business.

Our business requires us to securely store, process and transmit confidential, proprietary and other information in our operations, including protected personal or health information. Security incidents or breaches may arise from, among other things, computer hackers penetrating our systems or approaching our employees to obtain personal information for financial gain, attempting to cause harm to our operations, or intending to obtain competitive, confidential or protected personal or health information. It is widely reported that the healthcare industry, including providers, plans and pharmacies, are increasingly prime targets for cyber-attacks. Our data assets and systems continue to be subject to attack by viruses, worms, phishing attempts and other malicious software programs on a regular basis, and we routinely identify attempts to gain unauthorized access to our systems.

We maintain a comprehensive system of preventive and detective controls through our security programs; however given the rapidly evolving nature and proliferation of cyber threats, our controls may not prevent or identify all such attacks in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations, and we cannot eliminate the risk of human error or employee or vendor malfeasance. For example, we were the target of a criminal ransomware attack on our computer network recently, which resulted in a temporary systems outage and the exfiltration of certain confidential company and personal information as well as protected health information of certain members. We are investigating the incident with forensic experts, notifying our customers, employees, impacted individuals, and appropriate government agencies, as applicable, and working with law enforcement authorities.

Any costs that we incur as a result of a data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our operational security systems can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses, which could adversely impact the Company’s financial condition and results of operations materially.

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Some of these third parties also have direct access to our systems. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the protected personal or health information and data relating to our members or customers. We are also at risk of a data security incident or breach involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party, or can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information.

To the extent that a vendor or third party suffers a security incident or breach that compromises its operations, we could incur significant costs and possible service interruption, which could have an adverse effect on our business, operations and reputation. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures or security incidents or breaches under applicable business associate agreements or other applicable outsourcing agreements.

Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or security incidents or breaches may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Further, we may not be adequately indemnified against all possible losses through the terms and conditions of our contracts with third party vendors and service providers. Our outsourcing arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition or other matters outside of our control.

If we fail to adequately monitor and regulate the performance of our third-party vendors and service providers, we could be subject to additional risk, including significant cybersecurity risk. Violations of, or noncompliance with, laws and/or regulations governing our business (including, but not limited to, state and federal laws and international regulations, such as GDPR) or noncompliance with contract terms by third-party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or sanctions and/or fines from the regulators that oversee our business, as well as litigation. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, or results of operations may be harmed materially. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Extraordinary Events—Extraordinary events, including the COVID-19 pandemic, could adversely affect the Company’s business, financial condition and results of operations.

The Company’s operations could be subject to an epidemic or health crisis such as the COVID-19 pandemic, natural disasters, political disruptions, acts of war or terrorism and other such extraordinary events. These events could cause significant disruptions in the Company’s operations and its ability to serve its members. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position and cash flows could be materially adversely affected. Such events could also impact the Company’s utilization, which could have a favorable or unfavorable impact to its medical loss ratios. In addition, such events could impact the financial markets, which could adversely impact the Company’s investment portfolio and its ability to access the credit markets.

In the first quarter of 2020, the spread of the COVID-19 pandemic has caused significant financial market volatility and economic uncertainty, and is currently impacting countries, communities and workforces around the world. The effects of the COVID-19 pandemic on the Company and the duration of any such effects, including any impact on the Company’s medical loss ratios (which could increase or decrease), are not known and are not quantifiable at this time. To date, other than the transition of our employees to a work at home environment, the Company has not experienced any significant interruptions to normal business activities and has not experienced any disruptions in its services. In addition, the Company does not expect the valuation of its investments to be materially affected. No effect from the subsequent events associated with the COVID-19 pandemic has been recorded within the accompanying financial statements.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition are dependent on future developments for which there is significant uncertainty at this time and cannot be predicted, such as the scope, duration and severity of the pandemic, the extent and effectiveness of containment actions, any actions that may be taken by various governmental authorities in response to the outbreak, the possible impact on the global economy and local economies in which we operate and the resumption of normal economic conditions. The long-term financial and economic impacts of the COVID-19 pandemic may continue for a significant period of time and cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Risks Associated with the Intended Sale of the MCC Business to Molina.

On April 30, 2020, the Company and Molina entered into the Purchase Agreement pursuant to which the Company has agreed to sell the MCC business to Molina for $850.0 million in cash, subject to certain adjustments, and Molina has agreed to assume liabilities of the MCC business. The Company has also agreed to provide certain transition services to Molina following the closing.

There are numerous risks associated with the MCC Sale, including but not limited to the ability of the Company to obtain regulatory approvals for the MCC Sale and to satisfy other closing conditions; the anticipated timing of the closing of the MCC Sale; the benefits to the Company of the commercial agreements entered into in connection with the MCC Sale; the ability of the Company to use the proceeds of the MCC Sale to fund future growth initiatives or otherwise create value for the Company, the ability of the Company to strategically focus on enhancing its behavioral and specialty health business, as well as the continued growth of its pharmacy business; the ability of the Company to achieve our strategic and growth goals; any disruption that may result from the announcement or pendency of the MCC Sale, including potential adverse reactions by customers, employees, suppliers, regulators, or federal or state legislators, making it more difficult to maintain business and operational relationships; any disruption to our operations that may result from the diversion of management’s attention from our day-today operations and efforts to grow our other businesses due to the significant resources that the separation of the MCC business from the rest of the Company’s business will require; unexpected costs are incurred in connection with the completion and/or divestiture of the MCC business; and the possibility that we will be required to perform under the indemnification obligations that we provided to Molina under the Purchase Agreement in a manner that has a material adverse effect on our business, results of operations and financial condition. Any of the foregoing risks could have an adverse effect on our business, financial condition, cash flows, or results of operations.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. The Company made no repurchases during the three months ended March 31, 2020. As of March 31, 2020, the Company had approximately $186.3 million remaining available for future repurchases under the current plan. The Company made no share repurchases from April 1, 2020 through May 1, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

C

Exhibit Index

Exhibit Number	Description of Exhibit
2.1	Stock and Asset Purchase Agreement, dated April 30, 2020 among Magellan Health, Inc. and Molina Healthcare, Inc.
*10.1

Form of Restricted Stock Unit Agreement, relating to options granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on March 10, 2020 and is incorporated herein by reference.

*10.2

Form of Notice of Restricted Stock Unit Grant, relating to options granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.2 to the Company’s current report on Form 8-K, which was filed on March 10, 2020 and is incorporated herein by reference.

*10.3

Form of Performance-Based Restricted Stock Unit Agreement, relating to performance-based restricted stock units granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.3 to the Company’s current report on Form 8-K, which was filed on March 10, 2020 and is incorporated herein by reference.

*10.4

Form of Notice of Performance-Based Restricted Stock Unit Award, relating to performance-based restricted stock units granted under the 2016 Management Incentive Plan, which was filed as Exhibit 10.4 to the Company’s current report on Form 8-K, which was filed on March 10, 2020 and is incorporated herein by reference.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the cover page, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

Date: May 11, 2020	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)