Form 10-Q
period 2020-06-30
MAGELLAN HEALTH INC
filed 2020-07-29
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Magellan Health, Inc.’s common stock outstanding as of June 30, 2020 was 25,310,420.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	December 31,	June 30,
	2019	2020
ASSETS
Current Assets:
Cash and cash equivalents ($51,253 and $28,237 restricted at December 31, 2019 and June 30, 2020, respectively)	$115,752	$160,419
Accounts receivable, net	680,569	753,065
Short-term investments ($82,772 and $46,315 restricted at December 31, 2019 and June 30, 2020, respectively)	98,797	75,671
Pharmaceutical inventory	44,962	36,694
Other current assets ($36,215 and $73,905 restricted at December 31, 2019 and June 30, 2020, respectively)	69,687	80,375
Current portion of assets held for sale	663,276	1,145,904
Total Current Assets	1,673,043	2,252,128
Property and equipment, net	131,712	141,035
Long-term investments ($2,307 restricted at December 31, 2019)	2,864	—
Deferred income taxes	1,840	28,519
Other long-term assets	58,905	60,770
Goodwill	806,421	806,421
Other intangible assets, net	81,675	62,330
Assets held for sale, less current portion	335,713	—
Total Assets	$3,092,173	$3,351,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,790	$99,199
Accrued liabilities	191,854	187,286
Medical claims payable	128,114	112,077
Other medical liabilities	92,915	110,268
Current debt, finance lease and deferred financing obligations	3,491	84,942
Current portion of liabilities held for sale	409,983	504,459
Total Current Liabilities	910,147	1,098,231
Long-term debt, finance lease and deferred financing obligations	679,125	641,950
Deferred income taxes	1,971	—
Tax contingencies	9,453	11,097
Deferred credits and other long-term liabilities	56,393	56,956
Liabilities held for sale, less current portion	37,301	—
Total Liabilities	1,694,390	1,808,234
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2019 and June 30, 2020-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2019 and June 30, 2020-Issued and outstanding-54,285 and 24,623 shares at December 31, 2019, respectively, and 54,972 and 25,310 shares at June 30, 2020, respectively	543	550
Other Stockholders’ Equity:
Additional paid-in capital	1,386,616	1,429,995
Retained earnings	1,475,207	1,576,549
Accumulated other comprehensive income	144	602
Treasury stock, at cost, 29,662 and 29,662 shares at December 31, 2019 and June 30, 2020, respectively	(1,464,727)	(1,464,727)
Total Stockholders’ Equity	1,397,783	1,542,969
Total Liabilities and Stockholders’ Equity	$3,092,173	$3,351,203

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net revenue:
Managed care and other	$608,614	$548,711	$1,175,162	$1,101,879
PBM	545,675	551,364	1,098,133	1,120,575
Total net revenue	1,154,289	1,100,075	2,273,295	2,222,454
Costs and expenses:
Cost of care	408,911	321,831	778,008	670,939
Cost of goods sold	501,081	528,067	1,027,395	1,061,308
Direct service costs and other operating expenses (1)	195,907	199,756	398,207	403,997
Depreciation and amortization	28,191	23,888	53,608	47,246
Interest expense	9,070	7,995	18,107	16,953
Interest and other income	(1,821)	(551)	(3,580)	(1,770)
Special charges	-	8,309	-	8,309
Total costs and expenses	1,141,339	1,089,295	2,271,745	2,206,982
Income from continuing operations before income taxes	12,950	10,780	1,550	15,472
Provision (benefit) for income taxes	5,735	(36,328)	2,526	(30,566)
Net income (loss) from continuing operations	7,215	47,108	(976)	46,038
Income from discontinued operations, net of tax	6,398	36,397	15,020	55,717
Net income	$13,613	$83,505	$14,044	$101,755

Net income (loss) per common share:
Basic (See Note A)
Continuing operations	$0.30	$1.88	$(0.04)	$1.85
Discontinued operations	0.26	1.45	0.62	2.24
Consolidated operations	$0.56	$3.33	$0.58	$4.09
Diluted (See Note A)
Continuing operations	$0.30	$1.86	$(0.04)	$1.84
Discontinued operations	0.26	1.44	0.62	2.22
Consolidated operations	$0.56	$3.30	$0.58	$4.06
Other comprehensive income
Unrealized gains on available-for-sale securities (2)	419	659	739	458
Comprehensive income	$14,032	$84,164	$14,783	$102,213
(1)	Includes stock compensation expense of $5,207 and $6,592, for the three months ended June 30, 2019 and 2020, respectively and $14,607 and $12,389 for the six months ended June 30, 2019 and 2020, respectively.
(2)	Net of income tax provision of $131 and $219 for the three months ended June 30, 2019 and 2020, respectively, and $231 and $152 for the six months ended June 30, 2019 and 2020, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at March 31, 2019	53,695	$537	(29,662)	$(1,464,727)	$1,337,849	$1,419,735	$(4)	$1,293,390
Stock compensation expense	—	—	—	—	5,414	—	—	5,414
Exercise of stock options	348	4	—	—	21,430	—	—	21,434
Issuance of equity	20	—	—	—	—	—	—	—
Net income	—	—	—	—	—	13,613	—	13,613
Other comprehensive income—other	—	—	—	—	—	—	419	419
Balance at June 30, 2019	54,063	$541	(29,662)	$(1,464,727)	$1,364,693	$1,433,348	$415	$1,334,270

Balance at March 31, 2020	54,631	$546	(29,662)	$(1,464,727)	$1,402,797	$1,493,044	$(57)	$1,431,603
Stock compensation expense	—	—	—	—	6,958	—	—	6,958
Exercise of stock options	324	4	—	—	20,240	—	—	20,244
Issuance of equity	17	—	—	—	—	—	—	—
Net income	—	—	—	—	—	83,505	—	83,505
Other comprehensive (loss)—other	—	—	—	—	—		659	659
Balance at June 30, 2020	54,972	$550	(29,662)	$(1,464,727)	$1,429,995	$1,576,549	$602	$1,542,969

Balance at December 31, 2018	53,536	$535	(29,601)	$(1,461,002)	$1,326,645	$1,419,449	$(324)	$1,285,303
Stock compensation expense	—	—	—	—	15,021	—	—	15,021
Exercise of stock options	389	5	—	—	23,474	—	—	23,479
Issuance of equity	138	1	—	—	(447)	—	—	(446)
Repurchase of stock	—	—	(61)	(3,725)	—	—	—	(3,725)
Net income	—	—	—	—	—	14,044	—	14,044
Other comprehensive income—other	—	—	—	—	—	—	739	739
Adoption of ASC 842	—	—	—	—	—	(145)	—	(145)
Balance at June 30, 2019	54,063	$541	(29,662)	$(1,464,727)	$1,364,693	$1,433,348	$415	$1,334,270

Balance at December 31, 2019	54,285	$543	(29,662)	$(1,464,727)	$1,386,616	$1,475,207	$144	$1,397,783
Stock compensation expense	—	—	—	—	13,015	—	—	13,015
Exercise of stock options	540	6	—	—	31,501	—	—	31,507
Issuance of equity	147	1	—	—	(1,137)	—	—	(1,136)
Net income	—	—	—	—	—	101,755	—	101,755
Other comprehensive income—other	—	—	—	—	—	—	458	458
Adoption of ASC 326	—	—	—	—	—	(413)	—	(413)
Balance at June 30, 2020	54,972	$550	(29,662)	$(1,464,727)	$1,429,995	$1,576,549	$602	$1,542,969

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

(In thousands)

	2019	2020
Cash flows from operating activities:
Net income	$14,044	$101,755
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	64,198	57,951
Special Charges	—	8,309
Non-cash interest expense	679	941
Non-cash stock compensation expense	15,021	13,015
Non-cash income tax provision (benefit)	1,026	(29,443)
Non-cash (amortization) accretion on investments	(327)	907
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(51,544)	(24,535)
Pharmaceutical inventory	(4,793)	8,268
Other assets	(23,890)	(38,322)
Accounts payable and accrued liabilities	20,821	62,970
Medical claims payable and other medical liabilities	4,329	10,510
Contingent consideration	(3,758)	—
Tax contingencies	610	1,343
Deferred credits and other long-term liabilities	(7,429)	(2,537)
Other	372	(289)
Net cash provided by operating activities	29,359	170,843
Net cash (used in) provided by operating activities from discontinued operations	(16,574)	178,326
Net cash provided by (used in) operating activities from continuing operations	45,933	(7,483)
Cash flows from investing activities:
Capital expenditures	(27,804)	(38,305)
Acquisitions and investments in businesses, net of cash acquired	(320)	(369)
Purchases of investments	(295,768)	(417,688)
Proceeds from maturities and sales of investments	288,290	288,137
Net cash used in investing activities	(35,602)	(168,225)
Net cash used in investing activities from discontinued operations	(3,210)	(156,800)
Net cash used in investing activities from continuing operations	(32,392)	(11,425)
Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	—	80,000
Payments to acquire treasury stock	(4,124)	—
Proceeds from exercise of stock options	20,647	29,825
Payments on debt, finance lease and deferred financing obligations	(15,543)	(40,264)
Payments on contingent consideration	(6,247)	—
Other	(446)	(1,136)
Net cash (used in) provided by financing activities	(5,713)	68,425
Net cash provided by financing activities from discontinued operations	—	4,850
Net cash (used in) provided by financing activities from continuing operations	(5,713)	63,575
Net increase in cash and cash equivalents from continuing operations	7,828	44,667
Cash and cash equivalents at beginning of period	86,923	115,752
Cash and cash equivalents at end of period	$94,751	$160,419

Supplemental cash flow data:
Non-cash investing activities:
Assets acquired under finance leases and deferred financing obligations	$3,302	$3,599

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation. On April 30, 2020, the Company and Molina Healthcare, Inc. (“Molina”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company has agreed to sell its Magellan Complete Care (“MCC”) business to Molina (the “MCC Sale”) for $850.0 million in cash, subject to certain adjustments, and Molina has agreed to assume liabilities of the MCC business. Accordingly, the accompanying consolidated financial statements for all periods presented reflect the MCC business as discontinued operations. See Note E—“Discontinued Operations” for additional information.

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

Healthcare

The Healthcare segment “Healthcare” previously consisted of two reporting units – Behavioral & Specialty Health and MCC. As a result of the MCC Sale, the Healthcare segment now only includes the Behavioral and Specialty Health reporting unit.

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

MCC, which is now reflected as discontinued operations, contracts with state Medicaid agencies and the Centers for Medicare and Medicaid Services (“CMS”) to manage care for beneficiaries under various Medicaid and Medicare programs. MCC manages a wide range of services from total medical cost to carve out long-term support services. MCC largely focuses on managing care for more acute special populations including individuals with serious mental illness (“SMI”), dual eligibles, aged, blind and disabled (“ABD”) and other populations with unique and often complex healthcare needs.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

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

On May 11, 2020, the Company announced its decision to exit the Medicare Part D business at the end of 2020. The Company will retain its Medicare Employer Group Waiver Plan as well as full capabilities to serve the PBM needs of its existing and prospective Medicare customers.

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

June 30, 2020

(Unaudited)

compensation assumptions, tax contingencies and legal liabilities. In addition, the Company also makes estimates in relation to revenue recognition under Accounting Standard Codification 606 (“ASC 606”) which are explained in more detail in “Revenue Recognition” below. Actual results could differ from those estimates.

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three and six months ended June 30, 2019 and 2020 by major service line, type of customer and timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$400,591	$—	$(65)	$400,526
EAP risk-based	87,296	—	—	87,296
ASO	58,226	10,327	(82)	68,471
PBM, including dispensing	—	480,167	(4,335)	475,832
Medicare Part D	—	69,843	—	69,843
PBA	—	33,476	—	33,476
Formulary management	—	18,426	—	18,426
Other	—	419	—	419
Total net revenue	$546,113	$612,658	$(4,482)	$1,154,289

Type of Customer
Government	$236,014	$173,804	$—	$409,818
Non-government	310,099	438,854	(4,482)	744,471
Total net revenue	$546,113	$612,658	$(4,482)	$1,154,289

Timing of Revenue Recognition
Transferred at a point in time	$—	$550,010	$(4,335)	$545,675
Transferred over time	546,113	62,648	(147)	608,614
Total net revenue	$546,113	$612,658	$(4,482)	$1,154,289

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

	Three Months Ended June 30, 2020
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$344,199	$—	$(92)	$344,107
EAP risk-based	77,419	—	—	77,419
ASO	59,403	12,271	(85)	71,589
PBM, including dispensing	—	499,484	(4,831)	494,653
Medicare Part D	—	56,711	—	56,711
PBA	—	30,811	—	30,811
Formulary management	—	25,061	—	25,061
Other	—	(276)	—	(276)
Total net revenue	$481,021	$624,062	$(5,008)	$1,100,075

Type of Customer
Government	$222,393	$208,989	$—	$431,382
Non-government	258,628	415,073	(5,008)	668,693
Total net revenue	$481,021	$624,062	$(5,008)	$1,100,075

Timing of Revenue Recognition
Transferred at a point in time	$—	$556,195	$(4,831)	$551,364
Transferred over time	481,021	67,867	(177)	548,711
Total net revenue	$481,021	$624,062	$(5,008)	$1,100,075

	Six Months Ended June 30, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$762,399	$—	$(143)	$762,256
EAP risk-based	176,913	—	—	176,913
ASO	113,623	18,470	(173)	131,920
PBM, including dispensing	—	973,391	(8,442)	964,949
Medicare Part D	—	133,184	—	133,184
PBA	—	67,453	—	67,453
Formulary management	—	35,609	—	35,609
Other	—	1,011	—	1,011
Total net revenue	$1,052,935	$1,229,118	$(8,758)	$2,273,295

Type of Customer
Government	$467,076	$401,852	$—	$868,928
Non-government	585,859	827,266	(8,758)	1,404,367
Total net revenue	$1,052,935	$1,229,118	$(8,758)	$2,273,295

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,106,575	$(8,442)	$1,098,133
Transferred over time	1,052,935	122,543	(316)	1,175,162
Total net revenue	$1,052,935	$1,229,118	$(8,758)	$2,273,295

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

	Six Months Ended June 30, 2020
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$694,044	$—	$(182)	$693,862
EAP risk-based	157,357	—	—	157,357
ASO	118,526	23,805	(168)	142,163
PBM, including dispensing	—	1,017,596	(9,398)	1,008,198
Medicare Part D	—	112,377	—	112,377
PBA	—	60,940	—	60,940
Formulary management	—	47,222	—	47,222
Other	—	335	—	335
Total net revenue	$969,927	$1,262,275	$(9,748)	$2,222,454

Type of Customer
Government	$449,495	$412,946	$—	$862,441
Non-government	520,432	849,329	(9,748)	1,360,013
Total net revenue	$969,927	$1,262,275	$(9,748)	$2,222,454

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,129,973	$(9,398)	$1,120,575
Transferred over time	969,927	132,302	(350)	1,101,879
Total net revenue	$969,927	$1,262,275	$(9,748)	$2,222,454

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

Under certain government contracts, our risk scores are compared with the overall average risk scores for the relevant state and market pool. Generally, if our risk score is below the average risk score, we are required to make a risk adjustment payment into the risk pool, and if our risk score is above the average risk score, we will receive a risk adjustment payment from the risk pool. Risk adjustments can have a positive or negative retroactive impact to rates.

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

June 30, 2020

(Unaudited)

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

June 30, 2020

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	June 30,
	2019	2020	$ Change	% Change
Accounts receivable	$717,455	$837,710	$120,255	16.8%
Contract assets	2,162	7,151	4,989	230.8%
Contract liabilities - current	6,728	25,769	19,041	283.0%
Contract liabilities - long-term	11,099	11,022	(77)	(0.7%)

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $120.3 million, mainly due to timing of receipts and HIF accrual. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $5.0 million, mainly due to the timing of accrual of certain performance incentives and annual settlements. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, increased by $19.0 million, mainly due to the HIF recognition in the current year period. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, are consistent with prior year.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

During the three months ended June 30 2020, the Company recognized revenue of $2.0 million that was included in current contract liabilities at March 31, 2020. During the six months ended June 30, 2020, the Company recognized revenue of $4.0 million that was included in current contract liabilities as December 31, 2019. The estimated timing of recognition of amounts included in contract liabilities at June 30, 2020 are as follows: 2020—$24.0 million; 2021—$3.6 million; 2022—$3.1 million; 2023 and beyond—$6.1 million. During the three and six months ended June 30, 2020, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

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

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company had no customers that exceeded ten percent of the Company’s net revenues from continuing operations. The following MCC customers, which are included in discontinued operations, previously exceeded ten percent of the Company’s consolidated net revenues.

The Company has contracts with the Commonwealth of Virginia (the “Virginia Contracts”). The Company began providing Medicaid managed long-term services and supports to enrollees in the Commonwealth Coordinated Care Plus (“CCC Plus”) program on August 1, 2017. The CCC Plus contract expires annually on December 31 and automatically renews annually on January 1 for a period of five calendar years, with potential of up to five 12-month extensions. The Commonwealth of Virginia has the right to terminate the CCC Plus contract with cause at any time and for convenience upon 90 days’ notice. On August 1, 2018, the Company began providing integrated healthcare services to Medicaid enrollees in the Commonwealth of Virginia under the Medallion 4.0/FAMIS Managed Care Program (“Medallion”). The initial term of the Medallion contract is from August 1, 2018 through June 30, 2019, with six 12-month renewal options. The Medallion contract has been renewed through June 30, 2021. The Commonwealth of Virginia has the right to terminate the Medallion contract with cause at any time and for convenience upon 180 days’ notice. The Virginia Contracts generated net revenues of $391.2 million and $475.2 million for the six months ended June 30, 2019 and 2020, respectively, which are reported as discontinued operations.

The Company had a contract with the State of New York (the “New York Contract”) to provide integrated managed care services to Medicaid and Medicare enrollees in the State of New York. The Company’s New York Contract terminated on December 31, 2016; however, the Company, along with other participating managed care plans in the state, continues to provide services while a new contract is being finalized. The New York Contracts generated net revenues of $400.6 million and $411.7 million for the six months ended June 30, 2019 and 2020, respectively, which are reported as discontinued operations.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

The Company has contracts with the Commonwealth of Massachusetts and CMS (the “Massachusetts Contracts”) to provide integrated managed care services to Medicaid and Medicare enrollees in the Commonwealth of Massachusetts. Medicaid services are provided under a Senior Care Options contract (“SCO Contract”) which began on January 1, 2016 and extends through December 31, 2021, with the potential for up to five additional one-year extensions. The Commonwealth of Massachusetts may terminate the contract with cause without prior notice and upon 180 days’ notice without cause. Medicare services are provided under a one-year contract with CMS. The CMS contract currently extends through December 31, 2020. The Company began recognizing revenue in relation to the Massachusetts Contracts on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The Massachusetts Contracts generated net revenues of $360.9 million and $359.7 million for the six months ended June 30, 2019 and 2020, respectively, which are reported within discontinued operations.

Customers exceeding ten percent of segment net revenues

The following customers generated in excess of ten percent of net revenues for the respective segment for the six months ended June 30, 2019 and 2020 (in thousands):

Segment	Term Date	2019	2020
Healthcare
Customer A	December 31, 2021	$161,887	$175,107

Pharmacy Management
Customer B	March 31, 2021	$174,535	$195,930

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $271.4 million and $272.2 million for the six months ended June 30, 2019 and 2020, respectively. Net revenues from members in relation to its contracts with CMS in aggregate totaled $133.2 million and $112.3 million for the six months ended June 30, 2019 and 2020, respectively. As of December 31, 2019 and June 30, 2020, the Company had $117.4 million and $114.3 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. In May 2020, the Company announced its decision to exit the Part D business at the end of 2020. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $156.7 million and $136.1 million for the six months ended June 30, 2019 and 2020, respectively.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

Leases

The Company leases certain office space, distribution centers, land and equipment. We assess our contracts to determine if it contains a lease. This assessment is based on (i) the right to control the use of an identified asset; (ii) the right to obtain substantially all of the economic benefits from the use of the identified asset; and (iii) the right to use the identified asset. The Company elected the short-term lease practical expedient; thus, leases with an initial term of twelve months or less are not capitalized and the expense is recognized on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of renewal options are at the sole discretion of the Company. Renewal options that the Company is reasonably certain to accept are recognized as part of the right-of-use (“ROU”) asset.

Operating leases are included in other long-term assets, accrued liabilities and deferred credits and other long-term liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, current debt, finance lease deferred financing obligations and long-term debt, finance lease and deferred financing obligations in the consolidated balance sheets.

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

The following table shows the components of lease expenses for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost	$2,503	$4,604
Finance lease cost:
Amortization of right-of-use asset	1,046	2,378
Interest on lease liabilities	213	427
Total finance lease cost	1,259	2,805
Short-term lease cost	80	204
Variable lease cost	505	1,011
Total lease cost	4,347	8,624
Sublease income	(66)	(179)
Net lease cost	$4,281	$8,445

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

The following table shows the components of the lease assets and liabilities as of June 30, 2020 (in thousands):

June 30, 2020
Operating leases:
Other long-term assets	$20,832

Accrued liabilities	$23,959
Deferred credits and other long-term liabilities	9,661
Total operating lease liabilities	$33,620

Finance leases:
Property and equipment, net	$13,489

Current debt, finance lease and deferred financing obligations	$4,989
Long-term debt, finance lease and deferred financing obligations	14,024
Total finance lease liabilities	$19,013

The maturity dates of the Company’s leases as of June 30, 2020 are summarized below (in thousands):

June 30, 2020
2020	$8,201
2021	13,819
2022	12,518
2023	9,295
2024	7,927
2025 and beyond	2,581
Total lease payments	54,341
Less interest	(1,708)
Present value of lease liabilities	$52,633

The following table shows the weighted average remaining lease term and discount rate as of June 30, 2020:

June 30, 2020
Weighted average remaining lease term
Operating leases	3.96
Finance leases	4.08
Weighted average discount rate
Operating leases	4.79%
Finance leases	4.39%

Supplemental cash flow information relating to leases is as follows (in thousands):

Six months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,196
Operating cash flows from finance leases	2,815
Financing cash flows from finance leases	427
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	902
Finance leases	3,599

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$111,085	$—	$111,085
Investments:
U.S. Government and agency securities	30,775	—	—	30,775
Corporate debt securities	—	69,581	—	69,581
Certificates of deposit	—	1,305	—	1,305
Total assets held at fair value	$30,775	$181,971	$—	$212,746

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (2)	$—	$132,038	$—	$132,038
Investments:
U.S. Government and agency securities	32,174	—	—	32,174
Corporate debt securities	—	42,192	—	42,192
Certificates of deposit	—	1,305	—	1,305
Total assets held at fair value	$32,174	$175,535	$—	$207,709
(1)	Excludes $4.7 million of cash held in bank accounts by the Company.
(2)	Excludes $28.4 million of cash held in bank accounts by the Company.

For the six months ended June 30, 2020, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $366.2 million as of June 30, 2020 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $271.9 million as of June 30, 2020 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Book overdrafts are reflected within accounts payable on the balance sheets. At June 30, 2020, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of approximately $29 million are included in cash and cash equivalents.

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

As of December 31, 2019 and June 30, 2020, there were no material unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the three months or six months ended June 30, 2019 or 2020. The following is a summary of short-term and long-term investments at December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$30,742	$38	$(5)	$30,775
Corporate debt securities	69,552	40	(11)	69,581
Certificates of deposit	1,305	—	—	1,305
Total investments at December 31, 2019	$101,599	$78	$(16)	$101,661

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$32,066	$108	$—	$32,174
Corporate debt securities	42,129	71	(8)	42,192
Certificates of deposit	1,305	—	—	1,305
Total investments at June 30, 2020	$75,500	$179	$(8)	$75,671

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

The maturity dates of the Company’s investments as of June 30, 2020 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2020	$63,787	$63,901
2021	11,713	11,770
Total investments at June 30, 2020	$75,500	$75,671

Income Taxes

The Company’s effective income tax rates from continuing operations were 163.0 percent and (197.6) percent for the six months ended June 30, 2019 and 2020, respectively. These rates differ from the applicable federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and a discrete adjustment for the recognition of a $38.9 million nonrecurring tax benefit in the current year for tax basis in excess of net book value for certain assets to be included in the MCC Sale. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The significant effective income tax rate for the six months ended June 30, 2019 is primarily due to the impact of the discrete adjustment for recognized stock compensation expense in excess of tax deductions relative to the reduced level of earnings for the period. The significant negative effective income tax rate for the six months ended June 30, 2020 is primarily due to the discrete adjustment for the nonrecurring tax benefit related to the divestiture recognized in the current year.

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act includes several significant provisions related to taxes. As of June 30, 2020, the Company has not utilized any of the provisions that would result in a material impact on its results. However, the Company continues to evaluate the relief options available under the CARES Act, as well as other emergency relief initiatives and stimulus packages instituted by the Federal Government.

Net Operating Loss Carryforwards

The Company has $16.2 million of federal net operating loss carryforwards (“NOLs”) available to reduce consolidated taxable income in 2020 and subsequent years. These NOLs were incurred by AlphaCare prior to its membership in the Magellan consolidated group and will expire in 2032 through 2035 if not used and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs is subject to limitations under the Internal Revenue Code as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any federal NOLs before they expire. However, upon completion of the MCC Sale, any federal NOL carryovers that remain at that time will be assumed by Molina. As such, the deferred tax asset related to these net operating loss carryforwards is netted within deferred tax liabilities included in current portion of liabilities held for sale in the consolidated balance sheets.

The Company and its subsidiaries also have $89.0 million of NOLs available to reduce state and local taxable income at certain subsidiaries in 2020 and subsequent years. Most of these NOLs will expire in 2020 through 2038 if not used and are subject to examination and adjustment by the respective tax authorities. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and use. Other than those considered in determining the valuation allowances discussed below, the Company does not believe these limitations will restrict the Company’s ability to use any of these state and local NOLs before they expire. However, $17.1 million of these state and local NOLs will, to the extent not utilized beforehand, be assumed by Molina upon completion of the MCC Sale. As such, the deferred tax asset related to these net operating loss carryforwards is netted within deferred tax liabilities included in current portion of liabilities held for sale in the consolidated balance sheets.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

Deferred tax assets as of December 31, 2019 and June 30, 2020 are shown net of valuation allowances of $2.1 million. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company’s deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations.

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. On January 23, 2018, the United States Congress passed the Continuing Resolution which imposed a one-year moratorium on the HIF fee, suspending its application for 2019. For 2020 the HIF fee is expected to be $36.2 million, of which $12.4 million and $23.8 million is included in accrued liabilities and current portion of liabilities held for sale, respectively, in the consolidated balance sheets.

Stock Compensation

At December 31, 2019 and June 30, 2020, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020. The Company recorded stock compensation expense of $5.4 million and $15.0 million, of which $0.2 million and $0.4 million is included in discontinued operations, for the three and six months ended June 30, 2019, respectively, and $7.0 million and $13.0 million, of which $0.4 million and $0.6 million is included in discontinued operations, for the three and six months ended June 30, 2020, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2020 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2020 was $18.55 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 35.56 percent based on the historical volatility of the Company’s stock price.

For the six months ended June 30, 2019 and 2020, the tax expense for deficiencies included in continuing operations (net of the tax deductions in excess of recognized stock compensation expense) was $1.6 million and $1.7 million, respectively, which was included as an increase to income tax expense. The net tax expense to discontinued operations for the six months ended June 30, 2019 and 2020 was insignificant.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

Summarized information related to the Company’s stock options for the six months ended June 30, 2020 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,125,861	$69.22
Granted	63,771	62.93
Forfeited	(23,638)	83.80
Exercised	(541,148)	58.22
Outstanding, end of period	1,624,846	$72.42
Vested and expected to vest at end of period	1,617,751	$72.43
Exercisable, end of period	1,287,233	$72.52

All of the Company’s options granted during the six months ended June 30, 2020 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the six months ended June 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	39,761	$65.40
Awarded	16,976	70.70
Vested	(18,008)	66.66
Forfeited	—	—
Outstanding, ending of period	38,729	67.14

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the six months ended June 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	256,430	$74.12
Awarded	316,495	61.07
Vested	(100,416)	74.93
Forfeited	(12,096)	72.70
Outstanding, ending of period	460,413	65.01

Grants of RSAs vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the six months ended June 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	248,559	$104.27
Awarded	133,752	75.65
Vested	(52,861)	76.24
Forfeited	(31,793)	79.22
Outstanding, end of period	297,657	99.06

The weighted average estimated fair value of the PSUs granted in the six months ended June 30, 2020 was $75.65, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 0.68%, and expected volatility of 20% to 70% (average of 35%). The PSUs granted in the six months ended June 30, 2020, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2022 and vesting on March 5, 2023, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled is calculated as a percentage of the award target and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled varies from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2023 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2020, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 48 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Goodwill

At June 30, 2020, we evaluated whether changes in facts and circumstances would rise to an impairment indicator that it was more likely than not that any of our reporting units were impaired. The evaluation included whether our forecast for 2020 and beyond would have changed from what was used in our annual test performed as of October 1, 2019 test. We also considered the impact of economic and market volatility caused by the novel coronavirus (“COVID-19”) pandemic in the first six months of 2020. Based on our evaluation we do not believe that as of June 30, 2020 it was more likely than not that any of our reporting units were impaired. We do believe however, that while the fair value of the Pharmacy Management reporting unit continues to be in excess of its carrying value, the margin by which the fair value exceeds the carrying value has decreased. While the reporting unit was not determined to be impaired at this time, the Pharmacy Management reporting unit goodwill of $395.6 million is at risk of future impairment in the event of significant unfavorable changes in the Company’s forecasted future results and cash flows. In addition, market factors utilized in the impairment analysis, including long-term growth rates or discount rates, could negatively impact the fair value of our reporting units. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill test will prove to be an accurate prediction of the future.

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

June 30, 2020

(Unaudited)

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

Long-Term Debt and Finance Lease Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. During the year ended December 31, 2019 and six months ended June 30, 2020, the Company purchased and subsequently retired $11.1 million and $28.9 million of its Notes, respectively, which resulted in a loss on retirement of $0.3 million and $0.7 million, respectively, that is included in interest expense. The Notes were issued at a discount and had a carrying value of $388.4 million and $359.6 million at December 31, 2019 and June 30, 2020, respectively.

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the six months ended June 30, 2020, the weighted average interest rate was approximately 3.3217 percent.

In August 2019, the Company made voluntary term loan repayments of $30.0 million. As of June 30, 2020, the contractual maturities, totaling $271.9 million of the term loan under the 2017 Credit Agreement were as follows: 2020—$0.0 million; 2021—$0.0 million; 2022—$13.8 million; and 2023—$258.1 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2019, the Company had no revolving loan borrowings. At June 30, 2020 the Company had a revolving loan of $80.0 million, with a borrowing capacity of $320.0 million under the 2017 Credit Agreement. Included in long-term debt, finance lease and deferred financing obligations are deferred loan and bond issuance costs as of December 31, 2019 and June 30, 2020 of $5.7 million and $4.9 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2019 and June 30, 2020 of $66.4 million and $32.1 million, respectively.

Finance Lease and Deferred Financing Obligations

There were $18.1 million and $19.0 million of finance lease and deferred financing obligations at December 31, 2019 and June 30, 2020, respectively. The Company’s finance lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance lease assets was $56.0 million and $61.6 million at December 31, 2019 and June 30, 2020, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Numerator:
Net income (loss) from continuing operations	$7,215	$47,108	$(976)	$46,038
Income from discontinued operations, net of tax	6,398	36,397	15,020	55,717
Net income	$13,613	$83,505	$14,044	$101,755
Denominator:
Weighted average number of common shares outstanding—basic	24,101	25,054	24,024	24,891
Common stock equivalents—stock options	153	31	132	46
Common stock equivalents—RSAs	7	28	7	25
Common stock equivalents—RSUs	18	46	19	48
Common stock equivalents—PSUs	130	118	127	59
Common stock equivalents—employee stock purchase plan	7	1	6	5
Weighted average number of common shares outstanding—diluted	24,416	25,278	24,315	25,074
Net income (loss) per common share—basic:
Continuing operations	$0.30	$1.88	$(0.04)	$1.85
Discontinued operations	0.26	1.45	0.62	2.24
Consolidated operations	$0.56	$3.33	$0.58	$4.09
Net income (loss) per common share—diluted:
Continuing operations	$0.30	$1.86	$(0.04)	$1.84
Discontinued operations	0.26	1.44	0.62	2.22
Consolidated operations	$0.56	$3.30	$0.58	$4.06

The weighted average number of common shares outstanding for the three and six months ended June 30, 2019 and 2020 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2019 and 2020 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 1.1 million and 1.1 million options for the three and six months ended June 30, 2019, respectively, and 1.3 million and 1.4 million options for the three and six months ended June 30, 2020, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

June 30, 2020

(Unaudited)

such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company’s segments are defined in Note A—“General.”

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2019
Managed care and other revenue	$546,113	$62,648	$(147)	$608,614
PBM revenue	—	550,010	(4,335)	545,675
Cost of care	(408,911)	—	—	(408,911)
Cost of goods sold	—	(505,203)	4,122	(501,081)
Direct service costs and other	(98,314)	(78,776)	(18,817)	(195,907)
Stock compensation expense (1)	2,237	2,124	846	5,207
Segment Profit (Loss)	$41,125	$30,803	$(18,331)	$53,597

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2020
Managed care and other revenue	$481,021	$67,867	$(177)	$548,711
PBM revenue	—	556,195	(4,831)	551,364
Cost of care	(321,831)	—	—	(321,831)
Cost of goods sold	—	(532,685)	4,618	(528,067)
Direct service costs and other	(100,450)	(80,082)	(19,224)	(199,756)
Stock compensation expense (1)	2,102	1,939	2,551	6,592
Segment Profit (Loss)	$60,842	$13,234	$(17,063)	$57,013

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2019
Managed care and other revenue	$1,052,935	$122,543	$(316)	$1,175,162
PBM revenue	—	1,106,575	(8,442)	1,098,133
Cost of care	(778,008)	—	—	(778,008)
Cost of goods sold	—	(1,035,410)	8,015	(1,027,395)
Direct service costs and other (1)	(198,424)	(158,411)	(41,372)	(398,207)
Stock compensation expense (1)	3,780	3,796	7,031	14,607
Segment Profit (Loss)	$80,283	$39,093	$(35,084)	$84,292

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2020
Managed care and other revenue	$969,927	$132,302	$(350)	$1,101,879
PBM revenue	—	1,129,973	(9,398)	1,120,575
Cost of care	(670,939)	—	—	(670,939)
Cost of goods sold	—	(1,070,259)	8,951	(1,061,308)
Direct service costs and other (1)	(206,386)	(161,948)	(35,663)	(403,997)
Stock compensation expense (1)	3,863	4,046	4,480	12,389
Segment Profit (Loss)	$96,465	$34,114	$(31,980)	$98,599

(1)	Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

The following table reconciles income from continuing operations before income taxes to Segment Profit from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Income from continuing operations before income taxes	$12,950	$10,780	$1,550	$15,472
Stock compensation expense	5,207	6,592	14,607	12,389
Depreciation and amortization	28,191	23,888	53,608	47,246
Interest expense	9,070	7,995	18,107	16,953
Interest and other income	(1,821)	(551)	(3,580)	(1,770)
Special charges	—	8,309	—	8,309
Segment Profit from continuing operations	$53,597	$57,013	$84,292	$98,599

NOTE D—Commitments and Contingencies

Legal

The Company’s operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients for whom the Company provides managed care services. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and, therefore, require the Company to incur significant fees and costs related to their defense. The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices including employment practices, and privacy and data protection.

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business, including certain of the class actions and other litigation and claims asserted against the Company, subject to deductibles and self-insured retentions as is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020. The Company has recorded reserves that, in the opinion of management, are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

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

The Company is subject to various federal, state and other laws and rules regarding the use, storage, protection and disclosure of confidential member and protected personal or health information, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) and other applicable laws. The Company has experienced data security incidents resulting in disclosure of confidential or protected personal or health information. We have notified government agencies as appropriate and are cooperating with investigations and requests for information. Noncompliance with any applicable privacy or data security laws and regulations could result in enforcement actions, fines, penalties, and reputational and financial harm to the Company.

In addition, regulators of certain of the Company’s subsidiaries may exercise certain discretionary rights under regulations including increasing their supervision of such entities, requiring additional restricted cash or other security or seizing or otherwise taking control of the assets and operations of such subsidiaries.

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, Armed Forces Services Corporation (“AFSC”), conducts business with federal agency customers and federal contractors to such agencies. The Company is investigating, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and has reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company is voluntarily responding to government requests for further information regarding the Company’s investigation. In June 2020, the United States Attorney’s Office for the Eastern District of Virginia informed the Company of a civil investigation regarding the Company and AFSC related to potential violations of the False Claims Act and/or the Anti-Kickback Act in connection with the matters self-disclosed by the Company. Contingencies, if any, arising from the results of these investigations and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. AFSC generated approximately 3.0% and 2.5% of the Company’s total revenue from continuing operations for the year ended December 31, 2019 and six months ended June 30, 2020, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017 (the “2015 Repurchase Program”). On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock under the 2015 Repurchase Program. As of June 30, 2020, the remaining capacity under the 2015 Repurchase Program was $186.3 million. The board also extended the program from October 22, 2018 to October 22, 2020. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to the 2015 Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - December 31, 2019	60,901	61.15	3.7
January 1, 2020 - June 30, 2020	—	—	—
	3,359,140		$213.7

The Company made no share repurchases from July 1, 2020 through July 24, 2020.

NOTE E—Discontinued Operations

Magellan Complete Care – Stock and Asset Purchase Agreement

As discussed in Note A— “General”, on April 30, 2020, the Company and Molina entered into the Purchase Agreement pursuant to which the Company has agreed to sell its MCC business to Molina for $850.0 million in cash, subject to certain adjustments, and Molina has agreed to assume liabilities of the MCC business.

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

June 30, 2020

(Unaudited)

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

The foregoing description of the Purchase Agreement and the MCC Sale does not purport to be complete and is qualified in its entirety by the terms and conditions of the Purchase Agreement, which was filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q which was filed with the SEC on May 11, 2020, and any related agreements.

The accounting requirements for reporting a business to be divested as a discontinued operation were met during the second quarter of 2020. Accordingly, the accompanying consolidated financial statements for all periods presented reflect the MCC business as a discontinued operation.

The following table summarizes the major classes of assets and liabilities held for sale that were included in the Company’s consolidated balance sheets as of December 31, 2019 and June 30, 2020 (in thousands):

	December 31,	June 30,
	2019	2020
Assets Held For Sale
Cash and cash equivalents ($95,202 and $69,971 restricted at December 31, 2019 and June 30, 2020, respectively)	$209,497	$235,873
Accounts receivable, net	209,496	163,216
Short-term and long-term investments ($243,496 and $343,348 restricted at December 31, 2019 and June 30, 2020, respectively)	243,496	398,741
Property and equipment, net	6,710	7,477
Goodwill	211,735	211,735
Other intangible assets, net	85,669	76,628
Other current and long-term assets ($2,387 and $2,387 restricted at December 31, 2019 and June 30, 2020, respectively)	32,386	52,234
Total Assets Held For Sale	998,989	1,145,904
Less: current portion	663,276	1,145,904
Total Assets Held For Sale, Less Current Portion	$335,713	$—

Liabilities Held For Sale
Accounts payable	$4,625	$3,449
Accrued liabilities	92,170	145,558
Medical claims payable	281,419	271,998
Other medical liabilities	31,769	50,384
Deferred income taxes	15,063	13,910
Tax contingencies	5,388	5,462
Deferred credits and other long-term liabilities	16,850	13,698
Total Liabilities Held For Sale	447,284	504,459
Less: current portion	409,983	504,459
Total Liabilities Held For Sale, Less Current Portion	$37,301	$—

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2020

(Unaudited)

The following table summarizes the components of income from discontinued operations that is included in the Company’s consolidated income statements for the three and six months ended June 30, 2019 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Managed care and other revenue	$674,760	$735,357	$1,332,385	$1,455,391
Costs and expenses:
Cost of care	592,975	573,374	1,165,839	1,175,908
Direct service costs and other operating expenses (1)(2)(3)	71,346	92,078	141,591	176,575
Depreciation and amortization	5,299	5,379	10,590	10,705
Interest expense	71	18	141	89
Interest and other income	(3,200)	(1,478)	(6,415)	(4,018)
Total costs and expenses	666,491	669,371	1,311,746	1,359,259
Income from discontinued operation before income taxes	8,269	65,986	20,639	96,132
Provision for income taxes	1,871	29,589	5,619	40,415
Net income from discontinued operations	$6,398	$36,397	$15,020	$55,717
(1)	Includes stock compensation expense of $207 and $366 for the three months ended June 30, 2019 and 2020, respectively, and $414 and $626 for the six months ended June 30, 2019 and 2020, respectively.
(2)	Includes changes in fair value of contingent consideration of $(2,149) and $(2,005) for the three and six months ended June 30, 2019, respectively.
(3)	Includes divestiture related expenses of $3,353 and $3,958 for the three and six months ended June 30, 2020, respectively.

The Company has retained corporate overhead expenses previously allocated to MCC of $8.5 million and $7.0 million for the three months ended June 30, 2019 and 2020, respectively, and $17.5 million and $13.7 million for the six months ended June 30, 2019 and 2020, respectively.

At June 30, 2020, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries is approximately $160 million which are included in assets held for sale.

NOTE F—Special Charges

In 2020, the Company established a transformation office which has an initiative (the “Transformation Initiative”) to lower our operating costs and reinvest in our business by improving and automating processes, leveraging technology, consolidating platforms and reducing any friction our customers, providers and members experience when doing business with us. As part of the Transformation Initiative, the Company is reevaluating its current office lease footprint. Recoverability of existing operating right-of-use lease assets, and the related fixed assets held at the office locations, to be held and used are measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any lease terminations or abandonments initiated as a result of the Transformation Initiative that result in an impairment of such right-of-use assets and the location’s related fixtures will be reported as special charges. For the three and six months ended June 30, 2020, lease terminations and abandonments resulted in the recognition of non-cash pre-tax impairment of $8.3 million within special charges in the consolidated statement of operations. The impairment charge reduced the carrying value of these assets to their estimated fair value. Outstanding liabilities of approximately $9.6 million related to the Transformation Initiative are included in the accompanying June 30, 2020 consolidated balance sheet in accrued liabilities and deferred credits and other long-term liabilities. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

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

Results of Operations

The following table summarizes, for the periods indicated, operating results from continuing operations (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Continuing Operations	2019	2020	'19 vs '20	2019	2020	'19 vs '20
Statement of Operations Data:
Net revenue	$1,154,289	$1,100,075	(4.7%)	$2,273,295	$2,222,454	(2.2%)
Cost of Care	408,911	321,831	(21.3%)	778,008	670,939	(13.8%)
Cost of goods sold	501,081	528,067	5.4%	1,027,395	1,061,308	3.3%
Direct service costs and other operating expenses (1)	195,907	199,756	2.0%	398,207	403,997	1.5%
Depreciation and amortization	28,191	23,888	(15.3%)	53,608	47,246	(11.9%)
Interest expense	9,070	7,995	(11.9%)	18,107	16,953	(6.4%)
Interest and other income	(1,821)	(551)	(69.7%)	(3,580)	(1,770)	(50.6%)
Special charges	-	8,309	N/A	-	8,309	N/A
Income before income taxes	12,950	10,780	(16.8%)	1,550	15,472	898.2%
Provision (benefit) for income taxes	5,735	(36,328)	(733.4%)	2,526	(30,566)	(1310.1%)
Net income (loss) from continuing operations	$7,215	$47,108	552.9%	$(976)	$46,038	(4817.0%)
(1)	Includes stock compensation expense of $5,207 and $6,592 for the three months ended June 30, 2019 and 2020, respectively, and $14,607 and $12,389 for the six months ended June 30, 2019 and 2020, respectively.

Quarter ended June 30, 2020 (“Current Year Quarter”) compared to Quarter ended June 30, 2019 (“Prior Year Quarter”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 15.3 percent or $4.3 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset maturities, partially offset by normal asset additions after the Prior Year Quarter.

Interest expense

Interest expense decreased by 11.9 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to lower interest rates.

Interest and other income

Interest income decreased by $1.3 million from the Prior Year Quarter to the Current Year Quarter primarily due to a reduction in rates.

Special charges

Special charges increased by $8.3 million from the Prior Year Quarter to the Current Year Quarter due to recognition of the special charges in the Current Year Quarter, see Note F—“Special Charges” for further discussion.

Income taxes

The Company’s effective income tax rates from continuing operations were 44.3 percent and (337.0) percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Prior Year Quarter differs from the effective income tax rate for the Current Year Quarter primarily due to recognition of the nonrecurring tax benefit related to the divestiture in the Current Year Quarter. The effective income tax rate for the Current Year Quarter differs from the federal and state statutory rates primary due to the recognition of the nonrecurring tax benefit related to the divestiture that was recorded in the Current Year Quarter.

Six months ended June 30, 2020 (“Current Year Period”) compared to six months ended June 30, 2019 (“Prior Year Period”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 11.9 percent or $6.4 million from the Prior Year Period, primarily due to asset maturities, partially offset by normal asset additions after the Prior Year Period.

Interest expense

Interest expense decreased by $1.2 million from the Prior Year Period to the Current Year Period primarily due to lower interest rates.

Interest and other income

Interest income decreased by $1.8 million from the Prior Year Period to the Current Year Period primarily due to a reduction in rates.

Special charges

Special charges increased by $8.3 million from the Prior Year Period to the Current Year Period due to recognition of special charges in the Current Year Period, see Note F—“Special Charges” for further discussion.

Income taxes

The Company’s effective income tax rates from continuing operations were 163.0 percent and (197.6) percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Prior Year Period differs from the effective income tax rate for the Current Year Period primarily due to the recognition of the nonrecurring tax benefit related to the divestiture in the Current Year Period. The effective income tax rate for the Current Year Period differs from the federal and state statutory rates primarily due to the recognition of the nonrecurring tax benefit related to the divestiture recorded in the Current Year Period.

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

Healthcare

The Healthcare segment includes the Company’s: (i) management of behavioral healthcare services and EAP services and (ii) management of other specialty areas including diagnostic imaging and musculoskeletal management. The Healthcare segment provides management services to health plans, accountable care organizations, employers, state Medicaid agencies, the United States military and various federal government agencies for whom Magellan provides carve-out management services for behavioral health, employee assistance plans, and other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac, and physical medicine.

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Healthcare Segment Results	2019	2020	'19 vs '20	2019	2020	'19 vs '20
Risk-based, non-EAP	$400,591	$344,199	(14.1%)	$762,399	$694,044	(9.0%)
EAP risk-based	87,296	77,419	(11.3%)	176,913	157,357	(11.1%)
ASO	58,226	59,403	2.0%	113,623	118,526	4.3%
Managed care and other revenue	546,113	481,021	(11.9%)	1,052,935	969,927	(7.9%)
Cost of care	408,911	321,831	(21.3%)	778,008	670,939	(13.8%)
	137,202	159,190	16.0%	274,927	298,988	8.8%
Direct service costs and other	98,314	100,450	2.2%	198,424	206,386	4.0%
	38,888	58,740	51.0%	76,503	92,602	21.0%
Stock compensation expense	2,237	2,102	(6.0%)	3,780	3,863	2.2%
Segment Profit	$41,125	$60,842	47.9%	$80,283	$96,465	20.2%

Direct service cost as % of revenue	18.0%	20.9%		18.8%	21.3%
MLR Behavioral & Specialty Health risk	87.3%	78.3%		86.7%	81.0%
MLR Behavioral & Specialty Health EAP risk	67.8%	67.9%		66.3%	69.5%
				.
Membership
Risk (1)				12,155	10,601	(12.8%)
EAP risk				14,719	13,836	(6.0%)
ASO				26,119	25,386	(2.8%)
				52,993	49,823	(6.0%)
(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue decreased by 11.9 percent or $65.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is primarily due to terminated contracts of $33.1 million, decreased membership partially offset by favorable rate changes of $21.0 million, favorable retroactive program changes in the Prior Year Quarter of $9.6 million, the revenue impact of program changes of $9.0 million, the revenue impact of favorable prior period care development recorded in the Current Year Quarter of $4.3 million, favorable retroactive rate and membership adjustments in the Prior Year Quarter of $3.1 million, the revenue impact of net favorable prior period medical claims development recorded in the Prior Year Quarter of $2.3 million and other net unfavorable variances of $0.2 million. These decreases were partially offset by new contracts implemented after (or during) the Prior Year Quarter of $13.9 million and net revenue recorded for HIF fees in the Current Year Quarter of $3.6 million.

Cost of care

Cost of care decreased by 21.3 percent or $87.1 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to terminated contracts of $24.3 million, decreased membership of $23.8 million, unfavorable retroactive program changes in the Prior Year Quarter of $8.9 million, favorable prior period care development recorded in the Current Year Quarter of $8.5 million, program changes of $8.2 million and care trends and other favorable variances of $21.0 million. These decreases were partially offset by care cost of new contracts implemented after (or during) the Prior Year Quarter of $6.9 million and net favorable prior period medical claims development recorded in the Prior Year Quarter of $0.7 million. Cost of care as a percentage of risk revenue (excluding EAP business) decreased from 87.3 percent in Prior Year Quarter to 78.3 percent in the Current Year Quarter mainly due to the impact of prior period care development, decreased utilization and business mix.

Direct service costs and other

Direct service costs increased 2.2 percent or $2.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to HIF fees in the Current Year Quarter. Direct services costs increased as a percentage of revenue from 18.0 percent in the Prior Year Quarter to 20.9 percent in the Current Year Quarter primarily due to the previously discussed revenue decreases as well as HIF fees in the Current Year Quarter.

Current Year Period compared to the Prior Year Period

Managed care and other revenue

Net revenue decreased by 7.9 percent or $83.0 million from the Prior Year Period to the Current Year Period. The decrease in revenue is primarily due to terminated contracts of $70.7 million, decreased membership partially offset by favorable rate changes of $23.9 million, the revenue impact of program changes of $18.0 million and the revenue impact of favorable period care development recorded in the Current Year Period of $4.9 million. These decreases were partially offset by new contracts implemented after (or during) the Prior Year Period of $22.7 million, net revenue recorded for HIF fees in the Current Year Period of $7.9 million and other net favorable variances of $3.9 million.

Cost of care

Cost of care decreased by 13.8 percent or $107.1 million from the Prior Year Period to the Current Year Period. The decrease is primarily due to terminated contracts of $48.4 million, decreased membership of $35.3 million, program changes of $16.5 million, favorable prior period care development recorded in the Current Year Period of $6.3 million and care trends and other favorable variances of $23.5 million. These decreases were partially offset by care cost of new contracts implemented after (or during) the Prior Year Period of $11.9 million and net favorable prior period medical claims development recorded in the Prior Year Period of $11.0 million. Cost of care as a percentage of risk revenue (excluding EAP business) decreased from 86.7 percent in the Prior Year Period to 81.0 percent in the Current Year Period, mainly due to the impact of prior period care development, decreased utilization and business mix.

Direct service costs and other

Direct service costs increased by 4.0 percent or $8.0 million from the Prior Year Period to the Current Year Period primarily due to HIF fees in the Current Year Period. Direct service costs increased as a percentage of revenue from 18.8 percent in the Prior Year Period to 21.3 percent in the Current Year Period, primarily due to the previously discussed revenue decreases as well as HIF fees in the Current Year Period.

MCC Stock and Asset Purchase Agreement

On April 30, 2020, the Company and Molina entered into the Purchase Agreement pursuant to which the Company has agreed to sell its MCC business to Molina for $850.0 million in cash, subject to certain adjustments, and Molina has agreed to assume liabilities of the MCC business. See Note E— “Discontinued Operations” for additional information.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Pharmacy Segment Results	2019	2020	'19 vs '20	2019	2020	'19 vs '20
Formulary management	$18,426	$25,061	36.0%	$35,609	$47,222	32.6%
PBA and other	44,222	42,806	(3.2%)	86,934	85,080	(2.1%)
Managed care and other revenue	62,648	67,867	8.3%	122,543	132,302	8.0%
PBM, including dispensing	480,167	499,484	4.0%	973,392	1,017,596	4.5%
Medicare Part D	69,843	56,711	(18.8%)	133,183	112,377	(15.6%)
PBM revenue	550,010	556,195	1.1%	1,106,575	1,129,973	2.1%
Total net revenue	612,658	624,062	1.9%	1,229,118	1,262,275	2.7%
Cost of goods sold	505,203	532,685	5.4%	1,035,410	1,070,259	3.4%
	107,455	91,377	(15.0%)	193,708	192,016	(0.9%)
Direct service costs and other	78,776	80,082	1.7%	158,411	161,948	2.2%
	28,679	11,295	(60.6%)	35,297	30,068	(14.8%)
Stock compensation expense	2,124	1,939	(8.7%)	3,796	4,046	6.6%
Segment Profit	$30,803	$13,234	(57.0%)	$39,093	$34,114	(12.7%)

Direct service cost as % of revenue	12.9%	12.8%		12.9%	12.8%
COGS as % of PBM revenue	91.9%	95.8%		93.6%	94.7%

Pharmacy Operational Statistics
Adjusted commercial network claims				13,900	11,661
Adjusted PBA claims				39,508	34,530
Total adjusted claims				53,408	46,191

Generic dispensing rate				87.3%	88.1%
Commercial PBM covered lives				1,863	1,876
Medical pharmacy covered lives				12,569	15,833
Total states and DC that participate in PBA				27	26

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue increased by 8.3 percent or $5.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to increased formulary management revenue of $6.6 million mainly due to utilization, and increased medical pharmacy revenue of $3.7 million mainly due to increased membership. The increase is partially offset by terminated contracts of $4.4 million and other net unfavorable variances of $0.7 million.

PBM revenue

PBM revenue increased by 1.1 percent or $6.2 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to an increase in membership and utilization of $8.8 million partially offset by other net unfavorable variances of $2.6 million, mainly related to higher customer settlements related to prior periods.

Cost of goods sold

Cost of goods sold increased by 5.4 percent or $27.5 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to an increase in membership and utilization of $20.8 million and other net unfavorable variances of $6.7 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold increased from 91.9 percent in the Prior Year Quarter to 95.8 percent in the Current Year Quarter, mainly due to higher utilization and business mix.

Direct service costs and other

Direct service costs increased by 1.7 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter primarily due to start-up costs associated with a new contract implementation. Direct service costs decreased slightly as a percentage of revenue from 12.9 percent in the Prior Year Quarter to 12.8 percent in the Current Year Quarter.

Current Year Period compared to Prior Year Period

Managed care and other revenue

Managed care and other revenue increased by 8.0 percent or $9.8 million from the Prior Year Period to the Current Year Period primarily due to increased formulary management revenue of $11.6 million due to utilization, increased medical pharmacy management revenue of $7.2 million due to increased membership, and increased government pharmacy revenue of $2.5 million. These increases were partially offset by terminated contracts of $8.9 million and other net unfavorable variances of $2.6 million.

PBM revenue

PBM revenue increased by 2.1 percent or $23.4 million from the Prior Year Period to the Current Year Period. The increase is primarily due to increase in membership and utilization of $26.0 million partially offset by other net unfavorable variances of $2.6 million, mainly related to higher customer settlements related to prior periods.

Cost of goods sold

Cost of goods sold increased by 3.4 percent or $34.8 million from the Prior Year Period to the Current Year Period. This increase is primarily due to an increase in membership and utilization of $30.8 million and other net unfavorable variances of $4.0 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold increased from 93.6 percent in the Prior Year Period to 94.7 percent in the Current Year Period, mainly due to higher utilization and business mix.

Direct service costs and other

Direct service costs increased by 2.2 percent or $3.5 million from the Prior Year Period to the Current Year Period primarily due to start-up costs associated with a new contract implementation. Direct service costs decreased slightly as a percentage of revenue from 12.9 percent in the Prior Year Period to 12.8 percent in the Current Year Period.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments, and that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Corporate Segment & Eliminations	2019	2020	'19 vs '20	2019	2020	'19 vs '20
Managed care and other revenue	$(147)	$(177)	20.4%	$(316)	$(350)	10.8%
PBM revenue	(4,335)	(4,831)	11.4%	(8,442)	(9,398)	11.3%
Cost of goods sold	4,122	4,618	12.0%	8,015	8,951	11.7%
	(360)	(390)	8.3%	(743)	(797)	7.3%
Direct service costs and other	18,817	19,224	2.2%	41,372	35,663	(13.8%)
	(19,177)	(19,614)	2.3%	(42,115)	(36,460)	(13.4%)
Stock compensation expense	846	2,551	201.5%	7,031	4,480	(36.3%)
Segment Loss	$(18,331)	$(17,063)	(6.9%)	$(35,084)	$(31,980)	(8.8%)

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss decreased by 6.9 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter. As a percentage of revenue, the Corporate segment loss decreased slightly from 1.6 percent in the Prior Year Quarter to 1.5% in the Current Year Quarter.

Current Year Period compared to the Prior Year Period

The Corporate segment loss decreased by 8.8 percent or $3.1 million from the Prior Year Period to the Current Year Period primarily due to lower stock compensation. As a percentage of revenue, the Corporate segment loss decreased slightly from 1.5 percent in the Prior Year Period to 1.4 percent in the Current Year Period.

Inter segment revenues and expenses

MCC subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain MCC customers. The Company will continue to provide these services post transition, thus the associated revenues, cost of goods sold and direct service costs related to these arrangements are reflected within both continuing operations and discontinued operations.

Healthcare subcontracts with Pharmacy Management to provide pharmacy benefits management services for certain Healthcare customers. In addition, Pharmacy Management provides pharmacy benefits management for the Company’s employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated within the Corporate segment.

Non-GAAP Measures

The Company reports its financial results in accordance with GAAP; however, the Company’s management also assesses business performance and makes business decisions regarding the Company’s operations using certain non-GAAP measures.

In addition to Segment Profit, as defined above, the Company also uses adjusted net income from continuing operations (“Adjusted Net Income from Continuing Operations”) and adjusted net income from continuing operations per common share on a diluted basis (“Adjusted EPS”). Adjusted Net Income from Continuing Operations and Adjusted EPS reflect certain adjustments made for acquisitions completed after January 1, 2013 to exclude non-cash stock compensation expense resulting from restricted stock purchases by sellers, changes in the fair value of contingent consideration, amortization of identified acquisition intangibles, as well as impairment of identified acquisition intangibles, special charges and any impact related to the sale of MCC. The Company believes these non-GAAP measures provide a more useful comparison of the Company’s underlying business performance from period to period and are more representative of the earnings capacity of the Company. Non-GAAP financial measures disclosed, such as Segment Profit, Adjusted Net Income from Continuing Operations and Adjusted EPS, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

The following table reconciles income from continuing operations before income taxes to Segment Profit from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Income from continuing operations before income taxes	$12,950	$10,780	$1,550	$15,472
Stock compensation expense	5,207	6,592	14,607	12,389
Depreciation and amortization	28,191	23,888	53,608	47,246
Interest expense	9,070	7,995	18,107	16,953
Interest and other income	(1,821)	(551)	(3,580)	(1,770)
Special charges	—	8,309	—	8,309
Segment Profit from continuing operations	$53,597	$57,013	$84,292	$98,599

The following table reconciles net income from continuing operations to Adjusted Net Income from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net income (loss) from continuing operations	$7,215	$47,108	$(976)	$46,038
Adjustments
Amortization of acquired intangibles	7,749	9,573	15,501	19,259
Special charges	—	8,309	—	8,309
Tax impact	(2,047)	(4,808)	(4,097)	(7,413)
Nonrecurring tax benefit - divestiture	—	(38,907)	—	(38,907)
Adjusted Net Income from continuing operations	$12,917	$21,275	$10,428	$27,286

The following table reconciles net income from continuing operations per common share—diluted to Adjusted EPS from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net income (loss) from continuing operations per common share—diluted	$0.30	$1.86	$(0.04)	$1.84
Adjustments
Amortization of acquired intangibles	0.32	0.38	0.64	0.77
Special charges	—	0.33	—	0.33
Tax impact	(0.09)	(0.19)	(0.17)	(0.30)
Nonrecurring tax benefit - divestiture	—	(1.54)	—	(1.55)
Adjusted EPS from continuing operations	$0.53	$0.84	$0.43	$1.09

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

Interest Rate Risk. Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of June 30, 2020, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities. The Company reported net cash provided by operating activities of $29.4 million and $170.8 million for the Prior Year Period and Current Year Period, respectively. The $141.4 million increase in operating cash flows from the Prior Year Period is mainly attributable to higher segment profit from continuing and discontinued operations, and favorable working capital changes, partially offset by increased tax payments and lower interest income collected.

The net favorable impact of working capital changes between periods totaled $51.8 million. For the Prior Year Period, operating cash flows were impacted by net unfavorable working capital changes of $67.4 million, mainly attributable to an increase in accounts receivable. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $15.6 million, mainly attributable to the timing of receivables and payables.

Investing Activities. The Company utilized $27.8 million and $38.3 million during the Prior Year Period and the Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $7.6 million and $20.2 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $11.1 million and $27.2 million, respectively.

During the Prior Year Period and the Current Year Period the Company used $7.5 million and $129.6 million, respectively, for the net purchase of "available-for-sale" securities.

Financing Activities. During the Prior Year Period, the Company paid $10.0 million on debt obligations, $6.2 million for payments on contingent consideration, $4.1 million for the repurchase of treasury stock under the Company's share repurchase program, $5.5 million on finance lease obligations and had other net unfavorable items of $0.5 million. In addition, the Company received $20.6 million from the exercise of stock options.

During the Current Year Period, the Company received $80.0 million from the issuance of debt and $29.8 million from the exercise of stock options. In addition, the Company paid $37.7 million on debt obligations, $2.6 million on finance lease obligations and had other net unfavorable items of $1.1 million.

Outlook—Liquidity and Capital Resources

Liquidity. The Company may draw on the 2017 Credit Agreement (discussed further below) as required to meet working capital needs associated with the timing of receivables and payables, fund share repurchases or support acquisition activities. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. At June 30, 2020, the Company had a revolving loan of $80.0 million with the remaining $320.0 million of the revolving credit facility still available to the Company for additional drawdown. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance the

Company will not experience any such losses in the future.

Stock Repurchases. On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. As of June 30, 2020, the remaining capacity under the 2015 Repurchase Program was $186.3 million. See Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for more information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements. As of June 30, 2020, the Company had no material off-balance sheet arrangements.

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of June 30, 2020, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations as reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Existing and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include:

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

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of Magellan’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of June 30, 2020, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4. Controls and Procedures

a)The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
b)Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s operating activities entail significant risks of liability. From time to time, the Company is subject to various actions and claims arising from the acts or omissions of its employees, network providers or other parties. In the normal course of business, the Company receives reports relating to deaths and other serious incidents involving patients for whom the Company provides managed care services. Such incidents occasionally give rise to malpractice, professional negligence and other related actions and claims against the Company or its network providers. Many of these actions and claims received by the Company seek substantial damages and, therefore, require the Company to incur significant fees and costs related to their defense. The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices including employment practices, and privacy and data protection.

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business, including certain of the class actions and other litigation and claims asserted against the Company, subject to deductibles and self-insured retentions as is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020. The Company has recorded reserves that, in the opinion of management, are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard.

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

In 2020, the spread of the COVID-19 pandemic has caused significant financial market volatility and economic uncertainty, and is currently impacting countries, communities and workforces around the world. The effects of the COVID-19 pandemic on the Company and the duration of any such effects, including any impact on the Company’s medical loss ratios (which could increase or decrease), are not known and are not quantifiable at this time. To date, other than the transition of our employees to a work at home environment, the Company has not experienced any significant interruptions to normal business activities and has not experienced any disruptions in its services. In addition, the Company does not expect the valuation of its investments to be materially affected. No effect from the subsequent events associated with the COVID-19 pandemic has been recorded within the accompanying financial statements.

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

On October 26, 2015, the Company’s board of directors approved a stock repurchase plan which authorized the Company to purchase up to $200 million of its outstanding common stock through October 26, 2017. On July 26, 2017, the Company’s board of directors approved an extension of the 2015 Repurchase Program through October 22, 2018. On May 24, 2018, the Company’s board of directors approved an increase of $200 million to the current $200 million stock repurchase plan which will now authorize the Company to purchase up to $400 million of its outstanding common stock. The board also extended the program from October 22, 2018 to October 22, 2020. The Company made no repurchases during the six months ended June 30, 2020. As of June 30, 2020, the Company had approximately $186.3 million remaining available for future repurchases under the current plan. The Company made no share repurchases from July 1, 2020 through July 24, 2020.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the cover page, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2020	Magellan Health, Inc. (Registrant)

	By:	/s/ Jonathan N. Rubin
Jonathan N. Rubin
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)