Form 10-Q
period 2020-09-30
MAGELLAN HEALTH INC
filed 2020-10-29
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Magellan Health, Inc.’s common stock outstanding as of September 30, 2020 was 25,607,241.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	December 31,	September 30,
	2019	2020
ASSETS
Current Assets:
Cash and cash equivalents ($51,253 and $48,806 restricted at December 31, 2019 and September 30, 2020, respectively)	$115,752	$152,050
Accounts receivable, net	680,569	769,159
Short-term investments ($82,772 and $77,073 restricted at December 31, 2019 and September 30, 2020, respectively)	98,797	92,686
Pharmaceutical inventory	44,962	37,637
Other current assets ($36,215 and $49,380 restricted at December 31, 2019 and September 30, 2020, respectively)	69,687	95,666
Current portion of assets held for sale	663,276	1,144,032
Total Current Assets	1,673,043	2,291,230
Property and equipment, net	131,712	131,869
Long-term investments ($2,307 and $3,585 restricted at December 31, 2019 and September 30, 2020, respectively)	2,864	5,623
Deferred income taxes	1,840	25,823
Other long-term assets	58,905	67,692
Goodwill	806,421	806,421
Other intangible assets, net	81,675	52,362
Assets held for sale, less current portion	335,713	—
Total Assets	$3,092,173	$3,381,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,790	$122,020
Accrued liabilities	191,854	235,152
Medical claims payable	128,114	119,922
Other medical liabilities	92,915	123,205
Current debt, finance lease and deferred financing obligations	3,491	4,308
Current portion of liabilities held for sale	409,983	496,272
Total Current Liabilities	910,147	1,100,879
Long-term debt, finance lease and deferred financing obligations	679,125	637,093
Deferred income taxes	1,971	—
Tax contingencies	9,453	11,724
Deferred credits and other long-term liabilities	56,393	52,172
Liabilities held for sale, less current portion	37,301	—
Total Liabilities	1,694,390	1,801,868
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2019 and September 30, 2020-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2019 and September 30, 2020-Issued and outstanding-54,285 and 24,623 shares at December 31, 2019, respectively, and 55,269 and 25,607 shares at September 30, 2020, respectively	543	553
Other Stockholders’ Equity:
Additional paid-in capital	1,386,616	1,455,009
Retained earnings	1,475,207	1,588,196
Accumulated other comprehensive income	144	121
Treasury stock, at cost, 29,662 and 29,662 shares at December 31, 2019 and September 30, 2020, respectively	(1,464,727)	(1,464,727)
Total Stockholders’ Equity	1,397,783	1,579,152
Total Liabilities and Stockholders’ Equity	$3,092,173	$3,381,020

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Net revenue:
Managed care and other	$591,229	$568,688	$1,766,391	$1,670,567
PBM	567,314	601,429	1,665,447	1,722,004
Total net revenue	1,158,543	1,170,117	3,431,838	3,392,571
Costs and expenses:
Cost of care	397,697	364,438	1,175,705	1,035,377
Cost of goods sold	523,973	560,269	1,551,368	1,621,577
Direct service costs and other operating expenses (1)	195,844	216,770	594,051	620,767
Depreciation and amortization	28,890	24,730	82,498	71,976
Interest expense	8,935	7,286	27,042	24,239
Interest and other income	(1,699)	(349)	(5,279)	(2,119)
Special charges	—	16,599	—	24,908
Total costs and expenses	1,153,640	1,189,743	3,425,385	3,396,725
Income (loss) from continuing operations before income taxes	4,903	(19,626)	6,453	(4,154)
Provision (benefit) for income taxes	782	(2,330)	3,308	(32,896)
Net income (loss) from continuing operations	4,121	(17,296)	3,145	28,742
Income from discontinued operations, net of tax	17,153	28,943	32,173	84,660
Net income	$21,274	$11,647	$35,318	$113,402

Net income (loss) per common share:
Basic (See Note A)
Continuing operations	$0.17	$(0.68)	$0.13	$1.15
Discontinued operations	0.70	1.14	1.33	3.37
Consolidated operations	$0.87	$0.46	$1.46	$4.52
Diluted (See Note A)
Continuing operations	$0.17	$(0.68)	$0.13	$1.14
Discontinued operations	0.69	1.14	1.31	3.34
Consolidated operations	$0.86	$0.46	$1.44	$4.48
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities (2)	(98)	(481)	641	(23)
Comprehensive income	$21,176	$11,166	$35,959	$113,379
(1)	Includes stock compensation expense of $4,604 and $5,442, for the three months ended September 30, 2019 and 2020, respectively and $19,211 and $17,831 for the nine months ended September 30, 2019 and 2020, respectively.
(2)	Net of income tax (benefit) provision of $(31) and $(160) for the three months ended September 30, 2019 and 2020, respectively, and $201 and $(8) for the nine months ended September 30, 2019 and 2020, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at June 30, 2019	54,063	$541	(29,662)	$(1,464,727)	$1,364,693	$1,433,348	$415	$1,334,270
Stock compensation expense	—	—	—	—	4,811	—	—	4,811
Exercise of stock options	—	—	—	—	5	—	—	5
Issuance of equity	68	—	—	—	2,209	—	—	2,209
Net income	—	—	—	—	—	21,274	—	21,274
Other comprehensive (loss)—other	—	—	—	—	—	1	(98)	(97)
Balance at September 30, 2019	54,131	$541	(29,662)	$(1,464,727)	$1,371,718	$1,454,623	$317	$1,362,472

Balance at June 30, 2020	54,972	$550	(29,662)	$(1,464,727)	$1,429,995	$1,576,549	$602	$1,542,969
Stock compensation expense	—	—	—	—	5,839	—	—	5,839
Exercise of stock options	263	3	—	—	17,138	—	—	17,141
Issuance of equity	34	—	—	—	2,037	—	—	2,037
Net income	—	—	—	—	—	11,647	—	11,647
Other comprehensive (loss)—other	—	—	—	—	—	—	(481)	(481)
Balance at September 30, 2020	55,269	$553	(29,662)	$(1,464,727)	$1,455,009	$1,588,196	$121	$1,579,152

Balance at December 31, 2018	53,536	$535	(29,601)	$(1,461,002)	$1,326,645	$1,419,449	$(324)	$1,285,303
Stock compensation expense	—	—	—	—	19,832	—	—	19,832
Exercise of stock options	389	5	—	—	23,479	—	—	23,484
Issuance of equity	206	1	—	—	1,762	—	—	1,763
Repurchase of stock	—	—	(61)	(3,725)	—	—	—	(3,725)
Net income	—	—	—	—	—	35,318	—	35,318
Other comprehensive income—other	—	—	—	—	—	—	641	641
Adoption of ASC 842	—	—	—	—	—	(144)	—	(144)
Balance at September 30, 2019	54,131	$541	(29,662)	$(1,464,727)	$1,371,718	$1,454,623	$317	$1,362,472

Balance at December 31, 2019	54,285	$543	(29,662)	$(1,464,727)	$1,386,616	$1,475,207	$144	$1,397,783
Stock compensation expense	—	—	—	—	18,854	—	—	18,854
Exercise of stock options	803	9	—	—	48,639	—	—	48,648
Issuance of equity	181	1	—	—	900	—	—	901
Net income	—	—	—	—	—	113,402	—	113,402
Other comprehensive (loss)—other	—	—	—	—	—	—	(23)	(23)
Adoption of ASC 326	—	—	—	—	—	(413)	—	(413)
Balance at September 30, 2020	55,269	$553	(29,662)	$(1,464,727)	$1,455,009	$1,588,196	$121	$1,579,152

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

(In thousands)

	2019	2020
Cash flows from operating activities:
Net income	$35,318	$113,402
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	98,355	88,061
Special charges	—	24,908
Non-cash interest expense	1,069	1,297
Non-cash stock compensation expense	19,832	18,854
Non-cash income tax provision (benefit)	4,567	(26,537)
Non-cash (amortization) accretion on investments	(509)	2,371
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(54,261)	(78,682)
Pharmaceutical inventory	(7,555)	7,325
Other assets	(35,714)	(66,612)
Accounts payable and accrued liabilities	83,976	110,710
Medical claims payable and other medical liabilities	11,997	47,478
Contingent consideration	(3,754)	—
Tax contingencies	(251)	1,914
Deferred credits and other long-term liabilities	(9,566)	(11,572)
Other	919	(965)
Net cash provided by operating activities	144,423	231,952
Net cash provided by operating activities from discontinued operations	25,079	177,800
Net cash provided by operating activities from continuing operations	119,344	54,152
Cash flows from investing activities:
Capital expenditures	(44,234)	(56,006)
Acquisitions and investments in businesses, net of cash acquired	(320)	(2,066)
Purchases of investments	(391,062)	(661,004)
Proceeds from maturities and sales of investments	434,493	500,660
Net cash used in investing activities	(1,123)	(218,416)
Net cash provided by (used in) investing activities from discontinued operations	46,196	(164,836)
Net cash used in investing activities from continuing operations	(47,319)	(53,580)
Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	—	80,000
Payments to acquire treasury stock	(4,124)	—
Proceeds from exercise of stock options	20,653	48,284
Payments on debt, finance lease and deferred financing obligations	(50,950)	(126,110)
Payments on contingent consideration	(6,247)	—
Other	1,763	902
Net cash (used in) provided by financing activities	(38,905)	3,076
Net cash used in financing activities from discontinued operations	—	(32,650)
Net cash (used in) provided by financing activities from continuing operations	(38,905)	35,726
Net increase in cash and cash equivalents from continuing operations	33,120	36,298
Cash and cash equivalents at beginning of period	86,923	115,752
Cash and cash equivalents at end of period	$120,043	$152,050

Supplemental cash flow data:
Non-cash investing activities:
Assets acquired under finance leases and deferred financing obligations	$3,302	$3,599

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation. On April 30, 2020, the Company and Molina Healthcare, Inc. (“Molina”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company has agreed to sell its Magellan Complete Care (“MCC”) business to Molina (the “MCC Sale”) for $850.0 million in cash, subject to certain adjustments, and Molina has agreed to assume liabilities of the MCC business. Accordingly, the accompanying consolidated financial statements for all periods presented reflect the MCC business as discontinued operations. See Note E—“Discontinued Operations” for additional information.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020.

Business Overview

The Company provides managed care and pharmacy solutions for some of the most complex areas of healthcare. The Company offers innovative solutions that combine analytics, technology and clinical rigor to drive better decision making, positively impact members’ health outcomes and optimize the cost of care for the customers Magellan serves. The Company provides services to health plans and other managed care organizations (“MCOs”), employers, labor unions, various military and governmental agencies and third-party administrators (“TPAs”). Magellan operates three segments: Healthcare, Pharmacy Management and Corporate.

Healthcare Segment

The Healthcare segment (“Healthcare”) previously consisted of two reporting units – Behavioral & Specialty Health and MCC. As a result of the pending MCC Sale, the Healthcare segment now only includes the Behavioral and Specialty Health reporting unit.

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

September 30, 2020

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

Pharmacy Management Segment

The Pharmacy Management segment (“Pharmacy Management”) is comprised of services that provide clinical and financial management of pharmaceuticals paid under both the medical and the pharmacy benefit. Pharmacy Management’s customer solutions include: (i) pharmacy benefit management (“PBM”) services, including pharmaceutical dispensing operations and Medicare Part D; (ii) pharmacy benefit administration (“PBA”) for state Medicaid and other government sponsored programs; (iii) clinical and formulary management programs; (iv) medical pharmacy management programs; and (v) programs for the integrated management of specialty drugs across both the medical and pharmacy benefit that treat complex conditions, regardless of site of service, method of delivery, or benefit reimbursement.

These services are available individually, in combination, or in a fully integrated manner. The Company markets its pharmacy management services to managed care organizations, employers, third party administrators, state governments, Medicare Part D, and other government agencies, exchanges, brokers and consultants. In addition, the Company will continue to upsell its pharmacy services to its existing customers and market its pharmacy solutions to the Healthcare customer base, including through integrated Pharmacy Management and Healthcare service offerings.

Pharmacy Management contracts with its customers for services using risk-based, gain share or ASO arrangements. In addition, Pharmacy Management provides services for most of the MCC business.

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

September 30, 2020

(Unaudited)

relation to revenue recognition under Accounting Standard Codification 606 (“ASC 606”) which are explained in more detail in “Revenue Recognition” below. Actual results could differ from those estimates.

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three and nine months ended September 30, 2019 and 2020 by major service line, type of customer and timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$383,768	$—	$(76)	$383,692
EAP risk-based	80,076	—	—	80,076
ASO	57,535	9,475	(42)	66,968
PBM, including dispensing	—	495,759	(4,772)	490,987
Medicare Part D	—	76,327	—	76,327
PBA	—	35,768	—	35,768
Formulary management	—	23,976	—	23,976
Other	—	749	—	749
Total net revenue	$521,379	$642,054	$(4,890)	$1,158,543

Type of Customer
Government	$277,884	$215,197	$—	$493,081
Non-government	243,495	426,857	(4,890)	665,462
Total net revenue	$521,379	$642,054	$(4,890)	$1,158,543

Timing of Revenue Recognition
Transferred at a point in time	$—	$572,086	$(4,772)	$567,314
Transferred over time	521,379	69,968	(118)	591,229
Total net revenue	$521,379	$642,054	$(4,890)	$1,158,543

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

	Three Months Ended September 30, 2020
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$352,442	$—	$(95)	$352,347
EAP risk-based	74,703	—		74,703
ASO	62,306	11,631	(50)	73,887
PBM, including dispensing	—	540,615	(5,117)	535,498
Medicare Part D	—	65,931	—	65,931
PBA	—	35,068	—	35,068
Formulary management	—	31,327	—	31,327
Other	—	1,356	—	1,356
Total net revenue	$489,451	$685,928	$(5,262)	$1,170,117

Type of Customer
Government	$240,845	$210,040	$—	$450,885
Non-government	248,606	475,888	(5,262)	719,232
Total net revenue	$489,451	$685,928	$(5,262)	$1,170,117

Timing of Revenue Recognition
Transferred at a point in time	$—	$606,546	$(5,117)	$601,429
Transferred over time	489,451	79,382	(145)	568,688
Total net revenue	$489,451	$685,928	$(5,262)	$1,170,117

	Nine Months Ended September 30, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,146,592	$—	$(219)	$1,146,373
EAP risk-based	256,989	—		256,989
ASO	170,733	27,945	(215)	198,463
PBM, including dispensing	—	1,469,151	(13,214)	1,455,937
Medicare Part D	—	209,510	—	209,510
PBA	—	103,220	—	103,220
Formulary management	—	59,585	—	59,585
Other	—	1,761	—	1,761
Total net revenue	$1,574,314	$1,871,172	$(13,648)	$3,431,838

Type of Customer
Government	$694,534	$624,569	$—	$1,319,103
Non-government	879,780	1,246,603	(13,648)	2,112,735
Total net revenue	$1,574,314	$1,871,172	$(13,648)	$3,431,838

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,678,661	$(13,214)	$1,665,447
Transferred over time	1,574,314	192,511	(434)	1,766,391
Total net revenue	$1,574,314	$1,871,172	$(13,648)	$3,431,838

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

	Nine Months Ended September 30, 2020
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,046,486	$—	$(277)	$1,046,209
EAP risk-based	232,060	—	—	232,060
ASO	180,832	35,436	(218)	216,050
PBM, including dispensing	—	1,558,211	(14,515)	1,543,696
Medicare Part D	—	178,308	—	178,308
PBA	—	96,008	—	96,008
Formulary management	—	78,550	—	78,550
Other	—	1,690	—	1,690
Total net revenue	$1,459,378	$1,948,203	$(15,010)	$3,392,571

Type of Customer
Government	$690,340	$622,986	$—	$1,313,326
Non-government	769,038	1,325,217	(15,010)	2,079,245
Total net revenue	$1,459,378	$1,948,203	$(15,010)	$3,392,571

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,736,519	$(14,515)	$1,722,004
Transferred over time	1,459,378	211,684	(495)	1,670,567
Total net revenue	$1,459,378	$1,948,203	$(15,010)	$3,392,571

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

September 30, 2020

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

September 30, 2020

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	September 30,
	2019	2020	$ Change	% Change
Accounts receivable	$717,455	$822,354	$104,899	14.6%
Contract assets	2,162	12,419	10,257	474.4%
Contract liabilities - current	6,728	12,071	5,343	79.4%
Contract liabilities - long-term	11,099	11,480	381	3.4%

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $104.9 million, mainly due to timing of receipts and health insurer fee (“HIF”) accrual. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $10.3 million, mainly due to the timing of accrual of certain performance incentives and annual settlements. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, increased by $5.3 million, mainly due to the HIF recognition in the current year period. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, increased by $0.4 million mainly

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

due to payments received for which recognition will be long term partially offset by certain balances which became current.

During the three months ended September 30 2020, the Company recognized revenue of $5.6 million that was included in current contract liabilities at June 30, 2020. During the nine months ended September 30, 2020, the Company recognized revenue of $5.4 million that was included in current contract liabilities at December 31, 2019. The estimated timing of recognition of amounts included in contract liabilities at September 30, 2020 are as follows: 2020—$8.8 million; 2021—$4.2 million; 2022—$3.4 million; 2023 and beyond—$7.2 million. During the three and nine months ended September 30, 2020, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

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

The Company has contracts with the Commonwealth of Virginia (the “Virginia Contracts”). The Company began providing Medicaid managed long-term services and supports to enrollees in the Commonwealth Coordinated Care Plus (“CCC Plus”) program on August 1, 2017. The CCC Plus contract expires annually on December 31 and automatically renews annually on January 1 for a period of five calendar years, with potential of up to five 12-month extensions. The Commonwealth of Virginia has the right to terminate the CCC Plus contract with cause at any time and for convenience upon 90 days’ notice. On August 1, 2018, the Company began providing integrated healthcare services to Medicaid enrollees in the Commonwealth of Virginia under the Medallion 4.0/FAMIS Managed Care Program (“Medallion”). The initial term of the Medallion contract is from August 1, 2018 through June 30, 2019, with six 12-month renewal options. The Medallion contract has been renewed through June 30, 2021. The Commonwealth of Virginia has the right to terminate the Medallion contract with cause at any time and for convenience upon 180 days’ notice. The Virginia Contracts generated net revenues of $614.1 million and $741.6 million for the nine months ended September 30, 2019 and 2020, respectively, which are reported as discontinued operations.

The Company had a contract with the State of New York (the “New York Contract”) to provide integrated managed care services to Medicaid and Medicare enrollees in the State of New York. The Company’s New York Contract terminated on December 31, 2016; however, the Company, along with other participating managed care plans in the state, continues to provide services while a new contract is being finalized. The New York Contracts generated net

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

revenues of $623.4 million and $576.6 million for the nine months ended September 30, 2019 and 2020, respectively, which are reported as discontinued operations.

The Company has contracts with the Commonwealth of Massachusetts and CMS (the “Massachusetts Contracts”) to provide integrated managed care services to Medicaid and Medicare enrollees in the Commonwealth of Massachusetts. Medicaid services are provided under a Senior Care Options contract (“SCO Contract”) which began on January 1, 2016 and extends through December 31, 2021, with the potential for up to five additional one-year extensions. The Commonwealth of Massachusetts may terminate the contract with cause without prior notice and upon 180 days’ notice without cause. Medicare services are provided under a one-year contract with CMS. The CMS contract currently extends through December 31, 2020. The Company began recognizing revenue in relation to the Massachusetts Contracts on November 1, 2017 as a result of the acquisition of SWH Holdings, Inc. The Massachusetts Contracts generated net revenues of $541.9 million and $537.0 million for the nine months ended September 30, 2019 and 2020, respectively, which are reported within discontinued operations.

Customers exceeding ten percent of segment net revenues

The following customers generated in excess of ten percent of net revenues from continuing operations for the respective segment for the nine months ended September 30, 2019 and 2020 (in thousands):

Segment	Term Date	2019		2020
Healthcare
Customer A	December 31, 2021	$243,813		$259,286
Customer B	December 31, 2022	154,558	*	147,177

Pharmacy Management
Customer C	March 31, 2024	259,826		284,697

* Revenue amount did not exceed 10 percent of net revenues for the respective segment for the period presented.

Amount is shown for comparative purposes only.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $410.2 million and $428.6 million for the nine months ended September 30, 2019 and 2020, respectively. Net revenues from members in relation to its contracts with CMS in aggregate totaled $209.5 million and $178.3 million for the nine months ended September 30, 2019 and 2020, respectively. As of December 31, 2019 and September 30, 2020, the Company had $117.4 million and $126.1 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. In May 2020, the Company announced its decision to exit the Part D business at the end of 2020. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $226.8 million and $200.1 million for the nine months ended September 30, 2019 and 2020, respectively.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

Leases

The Company leases certain office space, distribution centers, land and equipment. We assess our contracts to determine if it contains a lease. This assessment is based on (i) the right to control the use of an identified asset; (ii) the right to obtain substantially all of the economic benefits from the use of the identified asset; and (iii) the right to use the identified asset. The Company elected the short-term lease practical expedient; thus, leases with an initial term of twelve months or less are not capitalized and the expense is recognized on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of renewal options are at the sole discretion of the Company. Renewal options that the Company is reasonably certain to accept are recognized as part of the right-of-use (“ROU”) asset. Certain of the Company’s ROU assets were impaired which resulted in special charges, see Note F—“Special Charges” for further discussion.

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

The following table shows the components of lease expenses for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$2,208	$6,812
Finance lease cost:
Amortization of right-of-use asset	1,193	3,571
Interest on lease liabilities	183	610
Total finance lease cost	1,376	4,181
Short-term lease cost	58	262
Variable lease cost	818	1,829
Total lease cost	4,460	13,084
Sublease income	(66)	(245)
Net lease cost	$4,394	$12,839

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

The following table shows the components of the lease assets and liabilities as of September 30, 2020 (in thousands):

September 30, 2020
Operating leases:
Other long-term assets	$17,453

Accrued liabilities	$9,762
Deferred credits and other long-term liabilities	23,990
Total operating lease liabilities	$33,752

Finance leases:
Property and equipment, net	$13,100

Current debt, finance lease and deferred financing obligations	$4,416
Long-term debt, finance lease and deferred financing obligations	13,186
Total finance lease liabilities	$17,602

The maturity dates of the Company’s leases as of September 30, 2020 are summarized below (in thousands):

September 30, 2020
2020	$4,106
2021	14,417
2022	13,460
2023	9,815
2024	8,190
2025 and beyond	2,891
Total lease payments	52,879
Less interest	(1,525)
Present value of lease liabilities	$51,354

The following table shows the weighted average remaining lease term and discount rate as of September 30, 2020:

September 30, 2020
Weighted average remaining lease term
Operating leases	3.25
Finance leases	3.92
Weighted average discount rate
Operating leases	4.79%
Finance leases	4.39%

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

Supplemental cash flow information relating to leases is as follows (in thousands):

Nine months ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,190
Operating cash flows from finance leases	4,225
Financing cash flows from finance leases	610
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	1,677
Finance leases	3,599

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2019 and September 30, 2020 (in thousands):

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (2)	$—	$146,846	$—	$146,846
Investments:
U.S. Government and agency securities	35,402	—	—	35,402
Corporate debt securities	—	61,596	—	61,596
Certificates of deposit	—	1,311	—	1,311
Total assets held at fair value	$35,402	$209,753	$—	$245,155
(1)	Excludes $4.7 million of cash held in bank accounts by the Company.
(2)	Excludes $5.2 million of cash held in bank accounts by the Company.

For the nine months ended September 30, 2020, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $371.3 million as of September 30, 2020 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $267.5 million as of September 30, 2020 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Book overdrafts are reflected within accounts payable on the balance sheets. At September 30, 2020, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of approximately $30 million are included in cash and cash equivalents.

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

As of December 31, 2019 and September 30, 2020, there were no material unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the three months or nine months

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

ended September 30, 2019 or 2020. The following is a summary of short-term and long-term investments at December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$30,742	$38	$(5)	$30,775
Corporate debt securities	69,552	40	(11)	69,581
Certificates of deposit	1,305	—	—	1,305
Total investments at December 31, 2019	$101,599	$78	$(16)	$101,661

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$35,364	$39	$(1)	$35,402
Corporate debt securities	61,611	20	(35)	61,596
Certificates of deposit	1,311	—	—	1,311
Total investments at September 30, 2020	$98,286	$59	$(36)	$98,309

The maturity dates of the Company’s investments as of September 30, 2020 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2020	$31,033	$31,053
2021	65,705	65,708
2022	1,548	1,548
Total investments at September 30, 2020	$98,286	$98,309

Income Taxes

The Company’s effective income tax rates from continuing operations were 51.3 percent and 791.9 percent for the nine months ended September 30, 2019 and 2020, respectively. These rates differ from the applicable federal statutory income tax rate primarily due to state income taxes, permanent differences between book and tax income, and a discrete adjustment for the recognition of a $39.0 million nonrecurring tax benefit in the current year for tax basis in excess of net book value for certain assets to be included in the MCC Sale. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The significant effective income tax rate for the nine months ended September 30, 2020 is primarily due to the discrete adjustment for the nonrecurring tax benefit related to the divestiture recognized in the current year, relative to the pre-tax loss for the period.

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act includes several significant provisions related to taxes. As of September 30, 2020, the Company has not utilized any of the provisions that would result in a material impact on its results. However, the Company continues to evaluate the relief options available under the CARES Act, as well as other emergency relief initiatives and stimulus packages instituted by the Federal Government.

Net Operating Loss Carryforwards

The Company has $17.6 million of federal net operating loss carryforwards (“NOLs”) available to reduce consolidated taxable income in 2020 and subsequent years. These NOLs were incurred by AlphaCare prior to its

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

membership in the Magellan consolidated group and will expire in 2032 through 2035 if not used and are subject to examination and adjustment by the IRS. In addition, the Company’s utilization of these NOLs is subject to limitations under the Internal Revenue Code as to the timing and use. At this time, the Company does not believe these limitations will restrict the Company’s ability to use any federal NOLs before they expire. However, upon completion of the MCC Sale, any federal NOL carryovers that remain at that time will be assumed by Molina. As such, the deferred tax asset related to these net operating loss carryforwards is netted within deferred tax liabilities included in current portion of liabilities held for sale in the consolidated balance sheets.

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

Deferred tax assets as of December 31, 2019 and September 30, 2020 are shown net of valuation allowances of $2.1 million. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company’s deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations.

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. On January 23, 2018, the United States Congress passed the Continuing Resolution which imposed a one-year moratorium on the HIF fee, suspending its application for 2019. For 2020 the HIF fee was $36.2 million, of which $12.4 related to continuing operations, which was paid in 2020. Congress repealed the HIF fee effective for plan years after December 31, 2020.

Stock Compensation

At December 31, 2019 and September 30, 2020, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020. The Company recorded stock compensation expense of $4.8 million and $19.8 million, of which $0.2 million and $0.6 million is included in discontinued operations, for the three and nine months ended September 30, 2019, respectively, and $5.8 million and $18.8 million, of which $0.4 million and $1.0 million is included in discontinued operations, for the three and nine months ended September 30, 2020, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2020 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2020 was $18.55 as estimated using the Black-Scholes-Merton option pricing model, which also assumed an expected volatility of 35.56 percent based on the historical volatility of the Company’s stock price.

For the nine months ended September 30, 2019 and 2020, the tax expense for deficiencies included in continuing operations (net of the tax deductions in excess of recognized stock compensation expense) was $1.6 million and $2.2 million, respectively, which was included as an increase to income tax expense. The net tax expense to discontinued operations for the nine months ended September 30, 2019 and 2020 was insignificant.

Summarized information related to the Company’s stock options for the nine months ended September 30, 2020 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	2,125,861	$69.22
Granted	63,771	62.93
Forfeited	(51,104)	80.44
Exercised	(804,523)	60.47
Outstanding, end of period	1,334,005	$73.76
Vested and expected to vest at end of period	1,328,930	$73.79
Exercisable, end of period	1,029,691	$74.45

All of the Company’s options granted during the nine months ended September 30, 2020 vest ratably on each anniversary date over the three years subsequent to grant and have a ten year life.

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the nine months ended September 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	39,761	$65.40
Awarded	16,976	70.70
Vested	(39,761)	65.40
Forfeited	—	—
Outstanding, ending of period	16,976	70.70

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the nine months ended September 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	256,430	$74.12
Awarded	344,774	62.02
Vested	(100,416)	74.93
Forfeited	(32,202)	66.90
Outstanding, ending of period	468,586	65.54

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

Grants of RSAs vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the nine months ended September 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	248,559	$104.27
Awarded	133,752	75.65
Vested	(52,861)	76.24
Forfeited	(48,008)	85.68
Outstanding, end of period	281,442	99.11

The weighted average estimated fair value of the PSUs granted in the nine months ended September 30, 2020 was $75.65, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk free rate of 0.68%, and expected volatility of 20% to 70% (average of 35%). The PSUs granted in the nine months ended September 30, 2020, will entitle the grantee to receive a number of shares of the Company’s common stock determined over a three-year performance period ending on December 31, 2022 and vesting on March 5, 2023, the settlement date, provided the grantee remains in the service of the Company on the settlement date. The Company expenses the cost of these awards ratably over the requisite service period. The number of shares for which the PSUs will be settled is calculated as a percentage of the award target and will depend on the Company’s total shareholder return (as defined below), expressed as a percentile ranking of the Company’s total shareholder return as compared to the Company’s peer group (as defined below). The number of shares for which the PSUs will be settled varies from zero to 200 percent of the shares specified in the grant. Total shareholder return is determined by dividing the average share value of the Company’s common stock over the 30 trading days preceding January 1, 2023 by the average share value of the Company’s common stock over the 30 trading days beginning on January 1, 2020, with a deemed reinvestment of any dividends declared during the performance period. The Company’s peer group includes 48 companies which comprise the S&P Health Care Services Industry Index, which was selected by the compensation committee of the Company’s board of directors and includes a range of healthcare companies operating in several business segments.

Goodwill

At September 30, 2020, we evaluated whether changes in facts and circumstances would rise to an impairment indicator that it was more likely than not that any of our reporting units were impaired. The evaluation included whether our forecast for 2020 and beyond would have changed from what was used in our annual test performed as of October 1, 2019 test. We also considered the impact of economic and market volatility caused by the novel coronavirus (“COVID-19”) pandemic in the first nine months of 2020. Based on our evaluation we do not believe that as of September 30, 2020 it was more likely than not that any of our reporting units were impaired. We do believe however, that while the fair value of the Pharmacy Management reporting unit continues to be in excess of its carrying value, the margin by which the fair value exceeds the carrying value has decreased since the date of the last annual impairment test. While the reporting unit was not determined to be impaired at this time, the Pharmacy Management reporting unit goodwill of $395.6 million is at risk of future impairment in the event of significant unfavorable changes in the Company’s forecasted future results and cash flows. In addition, market factors utilized in the impairment analysis, including long-term growth rates or discount rates, could negatively impact the fair value of our reporting units. For testing purposes, management's best estimates of the expected future results are the primary driver in determining the fair value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill test will prove to be an accurate prediction of the future.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

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

Long-Term Debt and Finance Lease Obligations

The following table shows the components of debt and finance lease obligations, including the current component, at December 31, 2019 and September 30, 2020 (in thousands):

	December 31,	September 30,
	2019	2020
Senior Notes	$388,432	$359,607
Term loan	280,625	267,500
Finance leases - land and equipment	18,076	17,602
Finance leases - software as service arrangements	1,194	1,215
Deferred loan costs	(5,711)	(4,523)
Total debt and finance lease obligations	$682,616	$641,401

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture, dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, as supplemented by a first supplemental indenture, dated as of September 22, 2017 (the “First Supplemental Indenture” together with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. During the year ended December 31, 2019 and nine months ended September 30, 2020, the Company purchased and subsequently retired $11.1 million and $28.8 million of its Notes, respectively, which resulted in a loss on retirement of $0.3 million and $0.7 million, respectively, that is included in interest expense. The Notes were issued at a discount and had a carrying value of $388.4 million and $359.6 million at December 31, 2019 and September 30, 2020, respectively.

The Notes bear interest payable semiannually in cash in arrears on March 22 and September 22 of each year, commencing on March 22, 2018, which rate is subject to an interest rate adjustment upon the occurrence of certain credit rating events. For the three and nine months ended September 30, 2020, the interest rate on the Notes was 4.9 percent. The Notes mature on September 22, 2024. The Indenture provides that the Notes are redeemable at the Company’s option, in whole or in part, at any time on or after July 22, 2024, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

The Indenture also contains certain covenants which restrict the Company’s ability to, among other things, create liens on its and its subsidiaries’ assets; engage in sale and lease-back transactions; and engage in a consolidation, merger or sale of assets.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

Credit Agreement

On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). On August 13, 2018, the Company entered into an amendment to the 2017 Credit Agreement, which extended the maturity date by one year. On February 27, 2019, the Company entered into a second amendment to the 2017 Credit Agreement, which amended the total leverage ratio covenant for the period December 31, 2018 through December 31, 2019, and which was necessary in order for us to remain in compliance with the terms of the 2017 Credit Agreement. The 2017 Credit Agreement is scheduled to mature on September 22, 2023.

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the three and nine months ended September 30, 2020, the commitment commission was 0.250 percent of the unused revolving credit commitment. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The commitment commission on the revolving credit facility under the 2017 Credit Agreement is 0.200 percent of the unused revolving credit commitment, which rate shall be subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. For the three and nine months ended September 30, 2020, the weighted average interest rate on the senior unsecured term loan facility was approximately 2.8236 percent and 3.1727 percent, respectively.

In August 2019, the Company made voluntary term loan repayments of $30.0 million. As of September 30, 2020, the contractual maturities, totaling $267.5 million of the term loan under the 2017 Credit Agreement were as follows: 2020—$0.0 million; 2021—$0.0 million; 2022—$9.4 million; and 2023—$258.1 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2019, the Company had no revolving loan borrowings. At September 30, 2020 the Company had no revolving loans with a borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt, finance lease and deferred financing obligations are deferred loan and bond issuance costs as of December 31, 2019 and September 30, 2020 of $5.7 million and $4.5 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2019 and September 30, 2020 of $66.4 million and $32.1 million, respectively.

Finance Lease and Deferred Financing Obligations

There were $18.1 million and $17.6 million of finance lease and deferred financing obligations at December 31, 2019 and September 30, 2020, respectively. The Company’s finance lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance lease assets was $56.0 million and $61.7 million at December 31, 2019 and September 30, 2020, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Numerator:
Net income (loss) from continuing operations	$4,121	$(17,296)	$3,145	$28,742
Income from discontinued operations, net of tax	17,153	28,943	32,173	84,660
Net income	$21,274	$11,647	$35,318	$113,402
Denominator:
Weighted average number of common shares outstanding—basic	24,426	25,448	24,159	25,078
Common stock equivalents—stock options	124	—	129	67
Common stock equivalents—RSAs	4	—	6	22
Common stock equivalents—RSUs	36	—	25	76
Common stock equivalents—PSUs	114	—	123	70
Common stock equivalents—employee stock purchase plan	4	—	5	4
Weighted average number of common shares outstanding—diluted	24,708	25,448	24,447	25,317
Net income (loss) per common share—basic:
Continuing operations	$0.17	$(0.68)	$0.13	$1.15
Discontinued operations	0.70	1.14	1.33	3.37
Consolidated operations	$0.87	$0.46	$1.46	$4.52
Net income (loss) per common share—diluted:
Continuing operations	$0.17	$(0.68)	$0.13	$1.14
Discontinued operations	0.69	1.14	1.31	3.34
Consolidated operations	$0.86	$0.46	$1.44	$4.48

The weighted average number of common shares outstanding for the three and nine months ended September 30, 2019 and 2020 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2019 and 2020 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 1.1 million and 1.1 million options for the three and nine months ended September 30, 2019, respectively, and 0.6 million and 1.0 million options for the three and nine months ended September 30, 2020, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

September 30, 2020

(Unaudited)

Management provides pharmacy benefits management for the Company’s employees covered under its medical plan. As such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company’s segments are defined in Note A—“General.”

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2019
Managed care and other revenue	$521,379	$69,968	$(118)	$591,229
PBM revenue	—	572,086	(4,772)	567,314
Cost of care	(397,697)	—	—	(397,697)
Cost of goods sold	—	(528,500)	4,527	(523,973)
Direct service costs and other	(99,416)	(79,842)	(16,586)	(195,844)
Stock compensation expense (1)	1,995	1,669	940	4,604
Segment Profit (Loss)	$26,261	$35,381	$(16,009)	$45,633

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2020
Managed care and other revenue	$489,451	$79,382	$(145)	$568,688
PBM revenue	—	606,546	(5,117)	601,429
Cost of care	(364,438)	—	—	(364,438)
Cost of goods sold	—	(565,121)	4,852	(560,269)
Direct service costs and other	(104,610)	(91,012)	(21,148)	(216,770)
Stock compensation expense (1)	833	1,615	2,994	5,442
Segment Profit (Loss)	$21,236	$31,410	$(18,564)	$34,082

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2019
Managed care and other revenue	$1,574,314	$192,511	$(434)	$1,766,391
PBM revenue	—	1,678,661	(13,214)	1,665,447
Cost of care	(1,175,705)	—	—	(1,175,705)
Cost of goods sold	—	(1,563,910)	12,542	(1,551,368)
Direct service costs and other	(297,840)	(238,253)	(57,958)	(594,051)
Stock compensation expense (1)	5,775	5,465	7,971	19,211
Segment Profit (Loss)	$106,544	$74,474	$(51,093)	$129,925

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2020
Managed care and other revenue	$1,459,378	$211,684	$(495)	$1,670,567
PBM revenue	—	1,736,519	(14,515)	1,722,004
Cost of care	(1,035,377)	—	—	(1,035,377)
Cost of goods sold	—	(1,635,380)	13,803	(1,621,577)
Direct service costs and other	(310,996)	(252,960)	(56,811)	(620,767)
Stock compensation expense (1)	4,696	5,661	7,474	17,831
Segment Profit (Loss)	$117,701	$65,524	$(50,544)	$132,681

(1)	Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

The following table reconciles income from continuing operations before income taxes to Segment Profit from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Income (loss) from continuing operations before income taxes	$4,903	$(19,626)	$6,453	$(4,154)
Stock compensation expense	4,604	5,442	19,211	17,831
Depreciation and amortization	28,890	24,730	82,498	71,976
Interest expense	8,935	7,286	27,042	24,239
Interest and other income	(1,699)	(349)	(5,279)	(2,119)
Special charges	—	16,599	—	24,908
Segment Profit from continuing operations	$45,633	$34,082	$129,925	$132,681

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

September 30, 2020

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, Armed Forces Services Corporation (“AFSC”), conducts business with federal agency customers and federal contractors to such agencies. The Company investigated, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company voluntarily responded to government requests for further information regarding the Company’s investigation. As a result of the Company's disclosure and the ensuing government investigation, a former AFSC executive pleaded guilty in the United States District Court for the Eastern District of Virginia to one count of honest services fraud, and at sentencing in September 2020, the Court ordered the former AFSC executive to pay restitution to AFSC as the victim of that offense. In June 2020, the United States Attorney’s Office for the Eastern District of Virginia informed the Company of a civil investigation regarding the Company and AFSC related to potential violations of the False Claims Act and/or the Anti-Kickback Act also stemming from the matters self-disclosed by the Company. Contingencies, if any, arising from the results of these investigations and self-reporting could require us to record balance sheet liabilities or accrue expenses, the amount of which we are not able to currently estimate. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the SBA, Department of Defense and/or other federal agencies seek to hold the Company or AFSC responsible for the reported conduct, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. AFSC generated approximately 3.0% and 2.4% of the Company’s total revenue from continuing operations for the year ended December 31, 2019 and nine months ended September 30, 2020, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

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

The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through October 22, 2020 (the “Repurchase Program”). On October 27, 2020, the Company’s board of directors extended the Repurchase Program through November 15, 2021. As of September 30, 2020, the remaining capacity under the Repurchase Program was $186.3 million. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to the Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - December 31, 2019	60,901	61.15	3.7
January 1, 2020 - September 30, 2020	—	—	—
	3,359,140		$213.7

The Company made no share repurchases from October 1, 2020 through October 22, 2020.

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

September 30, 2020

(Unaudited)

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

The following table summarizes the major classes of assets and liabilities held for sale that were included in the Company’s consolidated balance sheets as of December 31, 2019 and September 30, 2020 (in thousands):

	December 31,	September 30,
	2019	2020
Assets Held For Sale
Cash and cash equivalents ($95,202 and $33,986 restricted at December 31, 2019 and September 30, 2020, respectively)	$209,497	$189,811
Accounts receivable, net	209,496	199,951
Short-term and long-term investments ($243,496 and $358,742 restricted at December 31, 2019 and September 30, 2020, respectively)	243,496	404,790
Property and equipment, net	6,710	6,741
Goodwill	211,735	211,735
Other intangible assets, net	85,669	72,108
Other current and long-term assets ($2,387 and $2,387 restricted at December 31, 2019 and September 30, 2020, respectively)	32,386	58,896
Total Assets Held For Sale	998,989	1,144,032
Less: current portion	663,276	1,144,032
Total Assets Held For Sale, Less Current Portion	$335,713	$—

Liabilities Held For Sale
Accounts payable	$4,625	$3,889
Accrued liabilities	92,170	124,595
Medical claims payable	281,419	284,171
Other medical liabilities	31,769	54,397
Deferred income taxes	15,063	13,804
Tax contingencies	5,388	5,563
Deferred credits and other long-term liabilities	16,850	9,853
Total Liabilities Held For Sale	447,284	496,272
Less: current portion	409,983	496,272
Total Liabilities Held For Sale, Less Current Portion	$37,301	$—

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

The following table summarizes the components of income from discontinued operations that is included in the Company’s consolidated income statements for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Managed care and other revenue	$713,089	$744,741	$2,045,474	$2,200,132
Costs and expenses:
Cost of care	615,309	615,390	1,781,148	1,791,298
Direct service costs and other operating expenses (1)(2)(3)	71,473	89,282	213,064	265,857
Depreciation and amortization	5,267	5,380	15,857	16,085
Interest expense	72	—	213	89
Interest and other income	(3,271)	(901)	(9,686)	(4,919)
Total costs and expenses	688,850	709,151	2,000,596	2,068,410
Income from discontinued operation before income taxes	24,239	35,590	44,878	131,722
Provision for income taxes	7,086	6,647	12,705	47,062
Net income from discontinued operations	$17,153	$28,943	$32,173	$84,660
(1)	Includes stock compensation expense of $207 and $397 for the three months ended September 30, 2019 and 2020, respectively, and $621 and $1,023 for the nine months ended September 30, 2019 and 2020, respectively.
(2)	Includes changes in fair value of contingent consideration of $4 and $(2,001) for the three and nine months ended September 30, 2019, respectively.
(3)	Includes divestiture related expenses of $2,195 and $6,154 for the three and nine months ended September 30, 2020, respectively.

The Company has retained corporate overhead expenses previously allocated to MCC of $8.0 million and $7.2 million for the three months ended September 30, 2019 and 2020, respectively, and $25.6 million and $21.0 million for the nine months ended September 30, 2019 and 2020, respectively.

At September 30, 2020, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries is approximately $165 million which are included in assets held for sale. During the three and nine months ended September 30, 2020, the Company distributed $37.5 million in excess capital and undistributed earnings in discontinued operations regulated subsidiaries to the parent.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2020

(Unaudited)

NOTE F—Special Charges

In 2020, the Company established a transformation office which has an initiative (the “Transformation Initiative”) to lower our operating costs and reinvest in our business by improving and automating processes, leveraging technology, consolidating platforms and reducing any friction our customers, providers and members experience when doing business with us. As part of the Transformation Initiative, the Company is in the process of restructuring certain operating activities which has resulted in the Company recording severance of $2.0 million for the three and nine months ended September 30, 2020, within special charges in the consolidated statement of operations.

In addition, the Company is reevaluating its current office lease footprint. Recoverability of existing operating right-of-use lease assets, and the related fixed assets held at the office locations, to be held and used are measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any lease terminations or abandonments initiated as a result of the Transformation Initiative that result in an impairment of such right-of-use assets and the location’s related fixtures will be reported as special charges. For the three and nine months ended September 30, 2020, lease terminations and abandonments resulted in the recognition of non-cash pre-tax impairment of $14.2 million and $22.4 million, respectively, within special charges in the consolidated statement of operations. The impairment charge reduced the carrying value of these assets to their estimated fair value. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. In addition, the Company accrued various lease shutdown costs of $0.4 million and $0.5 million in the three and nine months ended September 30, 2020, respectively, within special charges in the consolidated statement of operations.

The Company anticipates it will incur a total of approximately $35 million in special charges in relation to the Transformation Initiative, primarily to be incurred in 2020. The following table summarizes the components of special charges that are included in the Company’s consolidated income statements for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Non-cash related special charges
Right-of-use assets	$1,519	$7,758
Fixed assets	12,656	14,643
Total non-cash related special charges	14,175	22,401

Cash related special charges
Employee severance and termination benefits	2,001	2,001
Lease shutdown costs	423	506
Total cash related special charges	2,424	2,507
Total special charges	$16,599	$24,908

A roll-forward of the Transformation Initiative liabilities is as follows (in thousands):

	Balance			Balance
	December 31,			September 30,
	2019	Additions	Payments	2020
Employee severance and termination benefits	$—	$2,001	$(88)	$1,913
Lease shutdown costs	—	506	—	506
	$—	$2,507	$(88)	$2,419

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

Results of Operations

The following table summarizes, for the periods indicated, operating results from continuing operations (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Continuing Operations	2019	2020	'19 vs '20	2019	2020	'19 vs '20
Statement of Operations Data:
Net revenue	$1,158,543	$1,170,117	1.0%	$3,431,838	$3,392,571	(1.1%)
Cost of Care	397,697	364,438	(8.4%)	1,175,705	1,035,377	(11.9%)
Cost of goods sold	523,973	560,269	6.9%	1,551,368	1,621,577	4.5%
Direct service costs and other operating expenses (1)	195,844	216,770	10.7%	594,051	620,767	4.5%
Depreciation and amortization	28,890	24,730	(14.4%)	82,498	71,976	(12.8%)
Interest expense	8,935	7,286	(18.5%)	27,042	24,239	(10.4%)
Interest and other income	(1,699)	(349)	(79.5%)	(5,279)	(2,119)	(59.9%)
Special charges	-	16,599	N/A	-	24,908	N/A
Income (loss) before income taxes	4,903	(19,626)	(500.3%)	6,453	(4,154)	(164.4%)
Provision (benefit) for income taxes	782	(2,330)	(398.0%)	3,308	(32,896)	(1094.4%)
Net income (loss) from continuing operations	$4,121	$(17,296)	(519.7%)	$3,145	$28,742	813.9%
(1)	Includes stock compensation expense of $4,604 and $5,442 for the three months ended September 30, 2019 and 2020, respectively, and $19,211 and $17,831 for the nine months ended September 30, 2019 and 2020, respectively.

Quarter ended September 30, 2020 (“Current Year Quarter”) compared to Quarter ended September 30, 2019 (“Prior Year Quarter”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 14.4 percent or $4.2 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset maturities, partially offset by normal asset additions after the Prior Year Quarter.

Interest expense

Interest expense decreased by 18.5 percent or $1.6 million from the Prior Year Quarter to the Current Year Quarter primarily due to lower interest rates and lower debt balances.

Interest and other income

Interest income decreased by $1.4 million from the Prior Year Quarter to the Current Year Quarter primarily due to a reduction in rates.

Special charges

Special charges increased by $16.6 million from the Prior Year Quarter to the Current Year Quarter due to recognition of the special charges in the Current Year Quarter, see Note F—“Special Charges” for further discussion.

Income taxes

The Company’s effective income tax rates from continuing operations were 16.0 percent and 11.9 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Prior Year Quarter is higher than the effective income tax rate for the Current Year Quarter primarily due to a decrease in the non-deductible executive compensation in the Current Year Quarter. The effective income tax rate for the Current Year Quarter differs from the federal and state statutory rates primarily due a favorable adjustment to executive compensation in the Current Year Quarter.

Nine months ended September 30, 2020 (“Current Year Period”) compared to Nine months ended September 30, 2019 (“Prior Year Period”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 12.8 percent or $10.5 million from the Prior Year Period, primarily due to asset maturities, partially offset by normal asset additions after the Prior Year Period.

Interest expense

Interest expense decreased by $2.8 million from the Prior Year Period to the Current Year Period primarily due to lower interest rates and lower debt balances.

Interest and other income

Interest income decreased by $3.2 million from the Prior Year Period to the Current Year Period primarily due to a reduction in rates.

Special charges

Special charges increased by $24.9 million from the Prior Year Period to the Current Year Period due to recognition of special charges in the Current Year Period, see Note F—“Special Charges” for further discussion.

Income taxes

The Company’s effective income tax rates from continuing operations were 51.2 percent and 791.9 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Prior Year Period differs from the effective income tax rate for the Current Year Period primarily due to the recognition of the nonrecurring tax benefit related to the divestiture in the Current Year Period. The effective income tax rate for the Current Year Period differs from the federal and state statutory rates primarily due to the recognition of the nonrecurring tax benefit related to the divestiture recorded in the Current Year Period relative to the pre-tax loss for the Current Year Period.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Healthcare Segment Results	2019	2020	'19 vs '20	2019	2020	'19 vs '20
Risk-based, non-EAP	$383,768	$352,442	(8.2%)	$1,146,591	$1,046,486	(8.7%)
EAP risk-based	80,076	74,703	(6.7%)	256,989	232,060	(9.7%)
ASO	57,535	62,306	8.3%	170,734	180,832	5.9%
Managed care and other revenue	521,379	489,451	(6.1%)	1,574,314	1,459,378	(7.3%)
Cost of care	397,697	364,438	(8.4%)	1,175,705	1,035,377	(11.9%)
	123,682	125,013	1.1%	398,609	424,001	6.4%
Direct service costs and other	99,416	104,610	5.2%	297,840	310,996	4.4%
	24,266	20,403	(15.9%)	100,769	113,005	12.1%
Stock compensation expense	1,995	833	(58.2%)	5,775	4,696	(18.7%)
Segment Profit	$26,261	$21,236	(19.1%)	$106,544	$117,701	10.5%

Direct service cost as % of revenue	19.1%	21.4%		18.9%	21.3%
MLR Behavioral & Specialty Health risk	89.2%	89.2%		87.5%	81.0%
MLR Behavioral & Specialty Health EAP risk	69.4%	66.6%		67.3%	69.5%

Membership
Risk (1)				12,017	10,327	(14.1%)
EAP risk				14,359	13,961	(2.8%)
ASO				26,478	25,663	(3.1%)
				52,854	49,951	(5.5%)
(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue decreased by 6.1 percent or $31.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease in revenue is primarily due to terminated contracts of $36.9 million, the revenue impact of program changes of $8.7 million, decreased membership and capitation refunds due to minimum MLR and other customer adjustments partially offset by favorable rate changes of $5.3 million, and other net unfavorable variances of $4.1 million. These decreases were partially offset by new contracts implemented after (or during) the Prior Year Quarter of $14.6 million, the revenue impact of unfavorable prior period care development recorded in the Current Year Quarter of $4.6 million and net revenue recorded for HIF fees in the Current Year Quarter of $3.9 million.

Cost of care

Cost of care decreased by 8.4 percent or $33.3 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to terminated contracts of $26.9 million, program changes of $8.9 million, unfavorable prior period care development recorded in the Prior Year Quarter of $4.8 million and decreased membership of $4.7 million. These decreases were partially offset by care cost of new contracts implemented after (or during) the Prior Year Quarter of $7.2 million, net unfavorable prior period medical claims development recorded in the Current Year Quarter of $4.3 million and care trends and other net unfavorable variances of $0.5 million. Cost of care as a percentage of risk revenue (excluding EAP business) is consistent from Prior Year Quarter to the Current Year Quarter at 89.2 percent.

Direct service costs and other

Direct service costs increased 5.2 percent or $5.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to HIF fees in the Current Year Quarter. Direct services costs increased as a percentage of revenue from 19.1 percent in the Prior Year Quarter to 21.4 percent in the Current Year Quarter primarily due to the previously discussed revenue decreases as well as increased discretionary benefits and HIF fees in the Current Year Quarter.

Current Year Period compared to the Prior Year Period

Managed care and other revenue

Net revenue decreased by 7.3 percent or $114.9 million from the Prior Year Period to the Current Year Period. The decrease in revenue is primarily due to terminated contracts of $108.1 million, decreased membership and capitation refunds due to minimum MLR and other customer adjustments partially offset by favorable rate changes of $29.9 million, the revenue impact of program changes of $26.8 million and the revenue impact of favorable prior period care development recorded in the Current Year Period of $5.6 million. These decreases were partially offset by new contracts implemented after (or during) the Prior Year Period of $36.0 million, net revenue recorded for HIF fees in the Current Year Period of $11.8 million and other net favorable variances of $7.7 million.

Cost of care

Cost of care decreased by 11.9 percent or $140.3 million from the Prior Year Period to the Current Year Period. The decrease is primarily due to terminated contracts of $74.7 million, decreased membership of $40.5 million, program changes of $24.5 million, favorable prior period care development recorded in the Current Year Period of $6.5 million and care trends and other net favorable variances (inclusive of the impact of COVID-19) of $21.2 million. These decreases were partially offset by care cost of new contracts implemented after (or during) the Prior Year Period of $18.8 million and net favorable prior period medical claims development recorded in the Prior Year Period of $8.3 million. Cost of care as a percentage of risk revenue (excluding EAP business) decreased from 87.5 percent in the Prior Year Period to 81.0 percent in the Current Year Period, mainly due to the impact of prior period care development, decreased utilization and business mix.

Direct service costs and other

Direct service costs increased by 4.4 percent or $13.2 million from the Prior Year Period to the Current Year Period primarily due to HIF fees in the Current Year Period. Direct service costs increased as a percentage of revenue from 18.9 percent in the Prior Year Period to 21.3 percent in the Current Year Period, primarily due to the previously discussed revenue decreases as well as increased discretionary benefits and HIF fees in the Current Year Period.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Pharmacy Segment Results	2019	2020	'19 vs '20	2019	2020	'19 vs '20
Formulary management	$23,976	$31,327	30.7%	$59,585	$78,550	31.8%
PBA and other	45,992	48,055	4.5%	132,926	133,134	0.2%
Managed care and other revenue	69,968	79,382	13.5%	192,511	211,684	10.0%
PBM, including dispensing	495,759	540,615	9.0%	1,469,151	1,558,211	6.1%
Medicare Part D	76,327	65,931	(13.6%)	209,510	178,308	(14.9%)
PBM revenue	572,086	606,546	6.0%	1,678,661	1,736,519	3.4%
Total net revenue	642,054	685,928	6.8%	1,871,172	1,948,203	4.1%
Cost of goods sold	528,500	565,121	6.9%	1,563,910	1,635,380	4.6%
	113,554	120,807	6.4%	307,262	312,823	1.8%
Direct service costs and other	79,842	91,012	14.0%	238,253	252,960	6.2%
	33,712	29,795	(11.6%)	69,009	59,863	(13.3%)
Stock compensation expense	1,669	1,615	(3.2%)	5,465	5,661	3.6%
Segment Profit	$35,381	$31,410	(11.2%)	$74,474	$65,524	(12.0%)

Direct service cost as % of revenue	12.4%	13.3%		12.7%	13.0%
COGS as % of PBM revenue	92.4%	93.2%		93.2%	94.2%

Pharmacy Operational Statistics
Adjusted commercial network claims				20,811	20,770
Adjusted PBA claims				59,347	39,602
Total adjusted claims				80,158	60,372

Generic dispensing rate				86.6%	88.5%
Commercial PBM covered lives				1,793	1,870
Medical pharmacy covered lives				13,997	15,903
Total states and DC that participate in PBA				27	26

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue increased by 13.5 percent or $9.4 million from the Prior Year Quarter to the Current Year Quarter primarily due to increased formulary management revenue of $7.4 million mainly due to utilization, increased medical pharmacy revenue of $1.8 million mainly due to increased membership, increased government pharmacy revenue of $1.8 million and other favorable variances of $2.7 million. The increase is partially offset by terminated contracts of $4.3 million.

PBM revenue

PBM revenue increased by 6.0 percent or $34.5 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to new business of $37.2 million and other net unfavorable variances of $2.7 million.

Cost of goods sold

Cost of goods sold increased by 6.9 percent or $36.6 million from the Prior Year Quarter to the Current Year Quarter. This increase is primarily due to new business of $36.8 million and other net favorable variances of $2.4 million. The increase is partially offset by a decrease in membership and utilization of $2.6 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold increased from 92.4 percent in the Prior Year Quarter to 93.2 percent in the Current Year Quarter, mainly due to business mix.

Direct service costs and other

Direct service costs increased by 14.0 percent or $11.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to start-up costs associated with a new contract implementation. Direct service costs increased as a percentage of revenue from 12.4 percent in the Prior Year Quarter to 13.3 percent in the Current Year Quarter primarily due to new contract implementation costs and discretionary benefits.

Current Year Period compared to Prior Year Period

Managed care and other revenue

Managed care and other revenue increased by 10.0 percent or $19.2 million from the Prior Year Period to the Current Year Period primarily due to increased formulary management revenue of $19.0 million due to utilization, increased medical pharmacy management revenue of $8.9 million due to increased membership, increased government pharmacy revenue of $4.4 million and other net favorable variances of $0.1 million. These increases were partially offset by terminated contracts of $13.2 million.

PBM revenue

PBM revenue increased by 3.4 percent or $57.9 million from the Prior Year Period to the Current Year Period. The increase is primarily due to an increase in new business of $37.7 million, and an increase in membership and utilization of $28.3 million, which increases are partially offset by other net unfavorable variances of $8.1 million.

Cost of goods sold

Cost of goods sold increased by 4.6 percent or $71.5 million from the Prior Year Period to the Current Year Period. This increase is primarily due to an increase in new business of $37.2 million, an increase in membership and utilization of $28.4 million and other net unfavorable variances of $5.9 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold increased from 93.2 percent in the Prior Year Period to 94.2 percent in the Current Year Period, mainly due to higher utilization and business mix.

Direct service costs and other

Direct service costs increased by 6.2 percent or $14.7 million from the Prior Year Period to the Current Year Period primarily due to start-up costs associated with new contract implementation costs and discretionary benefits. Direct service costs increased slightly as a percentage of revenue from 12.7 percent in the Prior Year Period to 13.0 percent in the Current Year Period.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments, and that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Corporate Segment & Eliminations	2019	2020	'19 vs '20	2019	2020	'19 vs '20
Managed care and other revenue	$(118)	$(145)	22.9%	$(434)	$(495)	14.1%
PBM revenue	(4,772)	(5,117)	7.2%	(13,214)	(14,515)	9.8%
Cost of goods sold	4,527	4,852	7.2%	12,542	13,803	10.1%
	(363)	(410)	12.9%	(1,106)	(1,207)	9.1%
Direct service costs and other	16,586	21,148	27.5%	57,958	56,811	(2.0%)
	(16,949)	(21,558)	27.2%	(59,064)	(58,018)	(1.8%)
Stock compensation expense	940	2,994	218.5%	7,971	7,474	(6.2%)
Segment Loss	$(16,009)	$(18,564)	16.0%	$(51,093)	$(50,544)	(1.1%)

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss increased by 16.0 percent or $2.6 million from the Prior Year Quarter to the Current Year Quarter, mainly due to higher stock compensation expense. As a percentage of revenue, the Corporate segment loss increased slightly from 1.4 percent in the Prior Year Quarter to 1.6 percent in the Current Year Quarter.

Current Year Period compared to the Prior Year Period

The Corporate segment loss decreased slightly by 1.1 percent or $0.5 million from the Prior Year Period to the Current Year Period. As a percentage of revenue, the Corporate segment loss remained consistent at 1.5 percent for the Prior Year Period and the Current Year Period.

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

The following table reconciles income from continuing operations before income taxes to Segment Profit from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Income (loss) from continuing operations before income taxes	$4,903	$(19,626)	$6,453	$(4,154)
Stock compensation expense	4,604	5,442	19,211	17,831
Depreciation and amortization	28,890	24,730	82,498	71,976
Interest expense	8,935	7,286	27,042	24,239
Interest and other income	(1,699)	(349)	(5,279)	(2,119)
Special charges	—	16,599	—	24,908
Segment Profit from continuing operations	$45,633	$34,082	$129,925	$132,681

The following table reconciles net income from continuing operations to Adjusted Net Income from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Net income (loss) from continuing operations	$4,121	$(17,296)	$3,145	$28,742
Adjustments
Amortization of acquired intangibles	7,750	9,924	23,252	29,183
Special charges	—	16,599	—	24,908
Tax impact	(2,088)	(6,975)	(6,185)	(14,388)
Nonrecurring tax benefit - divestiture	—	(105)	—	(39,012)
Adjusted Net Income from continuing operations	$9,783	$2,147	$20,212	$29,433

The following table reconciles net income from continuing operations per common share—diluted to Adjusted EPS from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Net income (loss) from continuing operations per common share—diluted	$0.17	$(0.68)	$0.13	$1.14
Adjustments
Amortization of acquired intangibles	0.31	0.39	0.95	1.15
Special charges	—	0.65	—	0.98
Tax impact	(0.08)	(0.27)	(0.25)	(0.57)
Nonrecurring tax benefit - divestiture	—	(0.01)	—	(1.54)
Adjusted EPS from continuing operations	$0.40	$0.08	$0.83	$1.16

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

Interest Rate Risk. Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of September 30, 2020, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities. The Company reported net cash provided by operating activities of $144.4 million and $232.0 million for the Prior Year Period and Current Year Period, respectively. The $87.6 million increase in operating cash flows from the Prior Year Period is mainly attributable to higher segment profit and favorable working capital changes, partially offset by increased tax payments and lower interest income collected.

The net favorable impact of working capital changes between periods totaled $33.5 million. For the Prior Year Period, operating cash flows were impacted by net unfavorable working capital changes of $16.5 million, mainly attributable to an increase in accounts receivable. For the Current Year Period, operating cash flows were impacted by net favorable working capital changes of $17.0 million, mainly attributable to the timing of receivables and payables.

Segment Profit, inclusive of Segment Profit from MCC, for the Current Period increased $96.9 million from the Prior Year Period.

In relation to continuing operations, the Company reported net cash provided by operating activities of $119.3 million and $54.1 million for the Prior Year Period and Current Year Period, respectively. The decrease is mainly due to timing of accounts receivable and other working capital changes.

Investing Activities. The Company utilized $44.2 million and $56.0 million during the Prior Year Period and the Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $11.4 million and $32.8 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $15.4 million and $40.6 million, respectively.

During the Prior Year Period the Company received $43.4 million for the net maturity of "available-for-sale" securities. During the Current Year Period the Company used $160.3 million for the net purchase of "available-for-sale" securities.

Financing Activities. During the Prior Year Period, the Company paid $44.4 million on debt obligations, $6.2 million for payments on contingent consideration, $4.1 million for the repurchase of treasury stock under the Company's share repurchase program and $6.6 million on finance lease obligations. In addition, the Company received $20.7 million from the exercise of stock options and had other net favorable items of $1.8 million.

During the Current Year Period, the Company received $80.0 million from the issuance of debt, $48.3 million from the exercise of stock options and had other net favorable items of $0.9 million. In addition, the Company paid $122.0 million on debt obligations and $4.1 million on finance lease obligations.

Outlook—Liquidity and Capital Resources

Liquidity. The Company may draw on the 2017 Credit Agreement (discussed further below) as required to meet working capital needs associated with the timing of receivables and payables, fund share repurchases or support acquisition activities. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. At September 30, 2020, the Company had no revolving loans with a borrowing capacity of $400.0 million of the revolving credit facility still available to the Company for additional drawdown. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance the Company will not experience any such losses in the future.

Stock Repurchases. The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through October 22, 2020. On October 27, 2020, the Company’s board of directors extended the Repurchase Program through November 15, 2021. As of September 30, 2020, the remaining capacity under the Repurchase Program was $186.3 million. See Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for more information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements. As of September 30, 2020, the Company had no material off-balance sheet arrangements.

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of September 30, 2020, the Company was in

compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of September 30, 2020, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4. Controls and Procedures

a)The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
b)Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through October 22, 2020. On October 27, 2020, the Company’s board of directors extended the Repurchase Program through November 15, 2021. The Company made no repurchases during the nine months ended September 30, 2020. As of September 30, 2020, the Company had approximately $186.3 million remaining available for future repurchases under the current plan. The Company made no share repurchases from October 1, 2020 through October 22, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

C

Exhibit Index

Exhibit Number	Description of Exhibit
*10.1

Employment Agreement, dated September 2, 2020, between the Company and David Bourdon which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, which was filed on September 3, 2020 and is incorporated herein by reference.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the cover page, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

Date: October 29, 2020	Magellan Health, Inc. (Registrant)

	By:	/s/ David P. Bourdon
David P. Bourdon
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)