Form 10-K
period 2020-12-31
MAGELLAN HEALTH INC
filed 2021-02-26
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock (“common stock”) held by non-affiliates of the registrant based on the closing price on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.8 billion.

The number of shares of Magellan Health, Inc.’s common stock outstanding as of February 19, 2021 was 25,965,579.

DOCUMENTS INCORPORATED BY REFERENCE

Unless earlier included in an amendment to this Form 10-K, portions of the definitive proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

MAGELLAN HEALTH, INC.

REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

Business Developments

Sale of the MCC Business

On December 31, 2020, we completed the sale of our Magellan Complete Care business (the “MCC Business”) to Molina Healthcare, Inc. (“Molina”), pursuant to a Stock and Asset Purchase Agreement, dated as of April 30, 2020, by and between the Company and Molina, for cash in the amount of $850 million plus closing adjustments of $158 million (subject to post-closing adjustments, if any), and the assumption by Molina of liabilities of the MCC Business (the “MCC Sale”). The MCC Business was the Company’s business of contracting with state Medicaid agencies and the U.S. Centers for Medicare and Medicaid Services to manage total medical benefits or long-term support services for Medicaid and dual eligible Medicaid and Medicare populations.

Pending Merger with Centene Corporation

On January 4, 2021, the Company and Centene Corporation (“Centene”) entered into an Agreement of Plan of Merger (the “Merger Agreement”) by and among the Company, Centene, and Mayflower Merger Sub, Inc., a Delaware

corporation and a wholly owned subsidiary of Centene (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving such merger (the “Merger”) as a wholly-owned subsidiary of Centene. Pursuant to the Merger Agreement, each issued and outstanding share of the Company’s common stock will be automatically canceled and converted into the right to receive $95.00 in cash. The Company expects to complete the transaction in the second half of 2021.

The Merger has been approved by both the Company’s board of directors and the board of directors of Centene. The completion of the Merger is subject to customary closing conditions, including, among others, the required approval of Magellan’s stockholders and the receipt of various regulatory approvals. For additional information on the Merger Agreement and the Merger, please refer to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on January 4, 2021, and our definitive proxy statement filed with the SEC on February 19, 2021 (the “Proxy Statement”). The Company cannot guarantee that the Merger will be completed on a timely basis or at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

For additional information regarding the Merger, including associated risks and uncertainties, see Part I, Item 1A - Risk Factors, Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 “Subsequent Events” in the notes to consolidated financial statements.

Recent Healthcare Acquisitions

In recent years, the Company has expanded its Healthcare segment with various acquisitions and strategic investments. The acquisition of a 70 percent majority interest in Aurelia Health, LLC and its subsidiary Michael B. Bayless, LLC (collectively “Bayless”) in December 2020 expanded Magellan’s capabilities as a provider of outpatient primary care and behavioral health. Also during 2020, the Company made strategic minority investments in Kaden Health and Neuroflow which are technology-enabled companies designed to enhance the Company’s capabilities. Magellan also increased its presence within the federal marketplace through the acquisition of Armed Forces Services Corporation (“AFSC”) in 2016 which falls under the Behavioral & Specialty Health reporting unit.

Recent Pharmacy Management Acquisitions

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

Healthcare

The Healthcare segment (“Healthcare”) previously consisted of two reporting units – Behavioral & Specialty Health and Magellan Complete Care (“MCC”). As a result of the sale of the MCC Business to Molina, the Healthcare segment now only includes Behavioral and Specialty Healthcare reporting unit. Accordingly, the accompanying consolidated financial statements for all periods presented reflect the MCC business as discontinued operations. See Note 9—“Discontinued Operations” for additional information.

The Behavioral & Specialty Health reporting unit’s customers include health plans, accountable care organizations (“ACOs”), employers, the United States military and various federal government agencies for whom Magellan provides carve-out management services for (i) behavioral health, (ii) employee assistance plans (“EAP”) and (iii) other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac and physical medicine. These management services can be applied broadly across commercial, Medicaid and Medicare populations, or on a more targeted basis for our health plans and ACO customers. The Behavioral & Specialty Health reporting unit also includes Magellan’s carve-out behavioral health contracts with various state Medicaid agencies, as well as certain provider assets that deliver primary care and behavioral healthcare services through an integrated approach.

The MCC business, which is now reflected as discontinued operations, contracted with state Medicaid agencies and the Centers for Medicare and Medicaid Services (“CMS”) to manage care for beneficiaries under various Medicaid and Medicare programs. MCC managed a wide range of services from total medical cost to carve out long-term support services. MCC largely focused on managing care for more acute special populations including individuals with serious mental illness (“SMI”), dual eligibles, aged, blind and disabled (“ABD”) and other populations with unique and often complex healthcare needs.

Magellan’s coordination and management of these healthcare and long-term support services are provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals, skilled nursing facilities, home care agencies and ancillary service providers. This network of credentialed providers is integrated with clinical and quality improvement programs to improve access to care and enhance the healthcare experience for individuals in need of care, while at the same time making the cost of these services more affordable for our customers. In addition to the Company’s provider assets where it provides treatment services in certain geographies, the Company also employs licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

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

See Note 12—“Business Segment Information” to the consolidated financial statements for certain segment financial data relating to our business set forth elsewhere herein.

Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), national health expenditure growth is expected to average 5.4 percent annually over 2019-2028. Growth in national health spending is projected to be faster than projected growth in Gross Domestic Product (“GDP”) by 1.1 percentage points over 2019-2028. As a result, the report projects the health share of GDP to rise from 17.7 percent in 2018 to 19.7 percent by 2028.

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

Business Strategy

Magellan is executing on a strategy that focuses on meeting market demands for our customers, improving health outcomes for our members, and creating value for our shareholders. We are confident that our strategy will improve our effectiveness, expand our margins and position us to reinvest in the business to drive sustainable long-term growth. The Company’s strategy is organized around four key areas of focus:

1.	Deliver on our commitments;
2.	Execute on operational transformation;
3.	Accelerate innovation; and
4.	Build a robust growth engine.

Deliver on our commitments: We are focused on delivering the commitments we make to our members, customers, providers and shareholders.

Execute on operational transformation: We are focused on executing on operational transformation initiatives to reduce our cost structure and improve efficiency, reliability and effectiveness. Our operational transformation team has prioritized over one dozen workstreams that are focused on four broad categories: process improvements, human capital, worksite strategy, and vendor management to drive lower operating costs and reduce our real estate footprint, while also enhancing our competitive position.

Accelerate innovation: We are focused on accelerating innovation to develop new product offerings and build enhanced capabilities that will strengthen our competitive position to create compelling, contemporary and competitive new solutions for the market.

Build a robust growth engine: We are focused on building a strong growth engine across our businesses through an enhanced enterprise sales organization and improved sales execution.

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

The Company has significant concentrations of business for managed behavioral health services with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid Program, with members under its Medicare Part D contract with CMS, and with various agencies and departments of the United States federal government. See further discussion related to these significant customers in “Item 1A. Risk Factors—Reliance on Customer Contracts.” In addition, see “Item 1A. Risk Factors—Dependence on Government Spending” for discussion of risks to the Company related to government contracts.

Provider Network

The Company’s managed healthcare services are primarily provided by a contracted network of third-party providers. The number and type of providers in a particular area depend upon customer preference, site, geographic concentration and demographic composition of the beneficiary population in that area. The Company’s network consists of approximately 170,000 healthcare providers providing various levels of care nationwide. The Company’s network providers are almost exclusively independent contractors located throughout the local areas in which the Company’s customers’ beneficiary populations reside. Outpatient network providers work out of their own offices, although the Company’s personnel are available to assist them with consultation and other needs.

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

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2020 to June 17, 2021. The general liability policy is written on an “occurrence” basis, subject to a $0.25 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.0 million per claim ($5.0 million per anti-trust claim and $10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.25 million per claim un-aggregated self-insured retention for professional liability.

The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one-year term for the period June 17, 2020 to June 17, 2021. The general liability policy is written on an “occurrence” basis and the professional liability policy is written on a “claims-made” basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

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

The Company has sought and obtained licenses as a utilization review agent, single service HMO, TPA, PBM, Pharmacy, discount prescription drug plan, PPO, HMO and Health Insurance Company in one or more jurisdictions. The company owns a majority interest in an entity that holds several outpatient treatment center licenses and one counseling facility license in Arizona. Numerous states in which the Company does business have adopted regulations governing entities engaging in utilization review. Utilization review regulations typically impose requirements with respect to the qualifications of personnel reviewing proposed treatment, timeliness and notice of the review of proposed treatment and other matters. Many states also license TPA activities. These regulations typically impose requirements regarding claims processing and payments and the handling of customer funds.

Some states require TPA licensure for PBM entities as a way to regulate the PBM lines of business. Other states regulate PBMs through a PBM specific license. The Company has obtained these licenses as required to support the PBM business. In some cases, single purpose HMO or insurance licenses are required for the Company to take risk on business in that state. Some states require PPO or other network licenses to offer a network of providers in the state. Almost all states require licensure for pharmacies dispensing or shipping medications into the state. The Company has obtained all of these necessary licenses.

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

The provision of healthcare treatment services by physicians, psychiatrists, psychologists, pharmacists and other providers is subject to state regulation with respect to the licensing of healthcare professionals. The Company believes that the healthcare professionals, who provide healthcare treatment on behalf of or under contracts with the Company, and the case managers and other personnel of the health services business, are in compliance with the applicable state licensing requirements and current interpretations thereof. Regulations imposed upon healthcare providers include but are not limited to, provisions relating to the conduct of, and ethical considerations involved in, the practice of medicine, psychiatry, psychology, social work and related behavioral healthcare professions, radiology, pharmacy, privacy, accreditation, state corporate practice of medicine doctrines, state telemedicine laws, health care facility licensure, fee-splitting rules government healthcare program participation requirements, reimbursements for patient services, Medicare, Medicaid, federal and state laws governing fraud, waste and abuse and, federal and state laws relating to self-referrals, anti-kickback, false claims, and other laws and regulations governing government contractors and the use of government funds. In certain cases, the common law or statutory duty to warn others of danger or to prevent patient self-injury or the statutory duties to report matters of abuse or neglect of individuals. However, there can be no assurance that changes in such requirements or interpretations thereof will not adversely affect the Company’s existing operations or limit expansion. To the extent that the Company is or is deemed to be engaged in the provision of healthcare treatment services, the Company may be subject to medical malpractice claims and other tort claims related to the provision of such services.

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

The corporate practice of medicine laws of some states limit the ability of a business corporation to directly provide, control or exercise excessive influence over healthcare services through the direct employment of physicians, psychiatrists, psychologists, or other healthcare professionals, who are providing direct clinical services. In addition, the laws of some states prohibit physicians, psychiatrists, psychologists, or other healthcare professionals from splitting fees with other persons or entities. These laws and their interpretations vary from state to state and enforcement by the courts and regulatory authorities may vary from state to state and may change over time. There can be no assurance that the Company’s existing operations and its contractual arrangements with physicians, psychiatrists, psychologists and other healthcare professionals will not be successfully challenged under state laws prohibiting fee splitting or the practice of a profession by an unlicensed entity, or that the enforceability of such contractual arrangements will not be limited. The Company believes that it could, if necessary, restructure its operations to comply with changes in the interpretation or enforcement of such laws and regulations, and that such restructuring would not have a material adverse effect on its operations.

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

Some of the state regulatory requirements described herein may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In this regard, in a December 2020 decision, the United States Supreme Court ruled in Rutledge v. Pharmaceutical Care Management Association that ERISA does not pre-empt state rate or cost regulations that do not force plans to adopt particular benefit coverage. The Rutledge decision does not address other issues apart from rate regulations, however and so the Company could be subject to overlapping federal and state regulatory requirements with respect to certain of its operations and may need to implement compliance programs that satisfy multiple regulatory regimes. There can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA, or the interpretation of ERISA, will not have a material adverse effect on the Company.

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

The European Union (“EU”) General Data Protection Regulation (“GDPR”) became effective May 25, 2018. The Company believes its exposure to the GDPR is at present limited to EAP services to US-based companies that decide to offer EAP to their EU-based employees, which is a very small subset of the Company’s EAP line of business. The Company does not market its EAP services within the EU or to persons in the EU or compete for business with countries solely established in jurisdictions subject to GDPR, or monitor the behavior of persons in the EU, and its EAP contracts with its customers are entered into in the United States with companies either US-established or not solely established in jurisdictions subject to GDPR. When a US customer chooses to make EAP services available to EU-based employees, the EAP services are managed through an EU-based subcontractor and EAP personal data subject to the GDPR processed by that subcontractor does not leave the EU. The Company has received contractual assurances from its subcontractor of the subcontractor’s compliance with the GDPR. Thus, the Company does not believe the GDPR at present poses material compliance risks for the Company. However, there can be no assurances that the GDPR could not be interpreted by EU supervisory authorities or courts in a manner that would require the Company to restructure its EAP services in the EU, or the GDPR could be changed or interpreted in a manner causing material adverse impact on the Company. The Company has not yet determined its legal risks under UK privacy laws post-Brexit.

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

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits physicians, subject to certain exceptions described below, from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician, or an immediate family member, has an ownership or investment interest or with which the physician, or an immediate family member, has entered into a compensation arrangement. These prohibitions, contained in the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” amended prior federal physician self-referral legislation known as “Stark I” by expanding the list of designated health services to a total of 11 categories of health services. The professional groups with which we are affiliated provide one or more of these designated health services. Persons or entities found to be in violation of the Stark Law are subject to denial of payment for services furnished pursuant to an improper referral, civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

Many states also have enacted laws similar in scope and purpose to the Anti-Kickback Statute and, in more limited instances, the Stark Law, that are not limited to services for which Medicare or Medicaid payment is made. In addition, most states have statutes, regulations, or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. In states that have enacted these statutes, we believe that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute and the Stark Law as persuasive.

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

Mental Health Parity

The Paul Wellstone and Pete Domenici Mental Health Parity Act of 2008 (“MHPAEA”) establishes parity in financial requirements (e.g., co-pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. The law applies to ERISA plans, Medicaid managed care plans and State Children’s Health Insurance Program (“SCHIP”) plans. On November 13, 2013 the Department of the Treasury, the Department of Labor and the Department of Health and Human Services issued Final Rules on the MHPAEA (“Final Rules”). The Final Rules include some concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations and prohibiting separate but equal deductibles. The Company believes it is in compliance with these requirements. In March 2016, CMS promulgated a final rule on the application of parity to Medicaid Managed Care Plans, CHIP and alternative benefit plans. The Company believes it is in compliance with these requirements. On December 7, 2016, the Congress adopted the Twenty-First Century Cures Act, which codified some concepts in the Final Rules. The Consolidated Appropriations Bill, effective December 27, 2020 contained some new reporting requirements related to mental health parity that are effective February 10, 2021. The Company’s risk contracts allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

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

On April 16, 2019 CMS promulgated a final rule to revise the Medicare Advantage (MA) program (Part C) regulations and Prescription Drug Benefit program (Part D) regulations to implement certain provisions of the Bipartisan Budget Act of 2018; improve quality and accessibility; clarify certain program integrity policies for MA, Part D, and cost plans and PACE organizations; reduce burden on providers, MA plans, and Part D sponsors through providing additional policy clarification; and implement other technical changes regarding quality improvement. This final rule revises the appeals and grievances requirements for certain Medicaid managed care and MA special needs plans for dual eligible individuals to implement certain provisions of the Bipartisan Budget Act of 2018.

May 1, 2020 (CMS–9115–F) – Per CMS, “This final rule which is intended to move the health care ecosystem in the direction of interoperability, and to signal our commitment to the vision set out in the 21st Century Cures Act and Executive Order 13813 to improve the quality and accessibility of information that Americans need to make informed health care decisions, including data about health care prices and outcomes, while minimizing reporting burdens on affected health care providers and payers.”

On November 13, 2020, CMS promulgated a final rule advances CMS' efforts to streamline the Medicaid and Children's Health Insurance Program (CHIP) managed care regulatory framework and reflects a broader strategy to relieve regulatory burdens; support state flexibility and local leadership; and promote transparency, flexibility, and innovation in the delivery of care. These revisions of the Medicaid and CHIP managed care regulations are intended to ensure that the regulatory framework is efficient and feasible for states to implement in a cost-effective manner and ensure that states can implement and operate Medicaid and CHIP managed care programs without undue administrative burdens.”

Interoperability Rule

In April 2020, the Centers for Medicare & Medicaid Services (CMS) issued a final rule on interoperability and patient access to health data to provide patients access to their electronic health information. In the final Interoperability and Patient Access rule, CMS states that a core policy principal in the final rule is that all Americans should be able, without special effort or advanced technical skills, to see, obtain, and use all electronically available information that is relevant to their health, care, and choices – of plans, providers, and special treatment options.

Under the final rule, Medicare Advantage (MA) plans, state Medicaid and Children’s Health Insurance Program (CHIP) agencies, Medicaid and CHIP managed care plans, and qualified health plan (QHP) issuers in the federally-facilitated exchanges (FFEs) (referred to herein as “CMS-regulated health insurers/payers”) must meet certain requirements regarding patient access to their health care information, including requirements related to application programming interfaces (APIs). The effective date of these API requirements is January 1, 2021 for all payers, except QHP issuers/payers in FFEs. For QHPs in FFEs, the API requirements are effective for plan years beginning on or after January 1, 2021. However, CMS will not exercise enforcement regarding these provisions until July 1, 2021 due to the COVID-19 pandemic, and to provide additional flexibility to payers.

CMS-regulated health insurers/payers are required to implement, test and maintain a secure, standards-based application programming interface (API) that permits third-party applications to retrieve, with the approval/permission and direction of the individual/patient, the individual’s claims and encounter information, including cost, as well as a defined sub-set of their clinical information through third-party applications of their choice. CMS-regulated plans/payers must also implement and maintain a publicly accessible standards-based API that maintains a complete and accurate directory of contracted providers which is updated within 30 calendar days of a payer receiving provider directory information or an update to the provider directory information. Since Magellan is not a CMS-regulated payer, but is a first tier, downstream or related entity (FDR) or a subcontractor to health plan customers who are CMS-regulated payers, in such instances where Magellan maintains data that falls under the rule on behalf of a CMS-regulated payer/health plan customer, Magellan is collaborating with such health plans to ensure that the required data is provided to the health plans accordingly and in a timely fashion.

Transparency Rule

On October 29, 2020, the U.S. Department of Health and Human Services, the Department of Labor and the Department of the Treasury issued a final rule which requires most group health plans and health insurance issuers in the individual and group markets to disclose price and cost-sharing information for all items and services to participants and enrollees. The cost-sharing information requirements under the rule take effect in a phased approach beginning January 1, 2023. In addition to providing personalized cost-sharing information, health plans and health insurers must also publicly disclose in-network provider negotiated rates and historical out-of-network allowed amounts starting January 1, 2022. Many of the rule’s requirements apply directly to Magellan clients which are group health plans and health insurance issuers. The rule provides that health plans and insurers may contract with vendors (including third-party administrators, pharmacy benefit managers, and utilization review agents like Magellan) to support these disclosure requirements; however the plans and insurers remain responsible for compliance with the requirements. Clients may seek Magellan’s assistance in complying with certain information disclosure requirements in the rule. Magellan will work with impacted clients to address the implications of the rule and its implementation.

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

Medicare Laws and Regulations

The Company is contracted with CMS as a Prescription Drug Plan (“PDP” or “Part D Plan”) to provide health services and prescription drug benefits to Medicare beneficiaries within employer group health plans. The regulations and contractual requirements applicable to the Company and other participants in Medicare programs are complex and subject to change. CMS regularly audits the performance of contracted health plans to determine compliance with contracts and CMS regulations, and to assess the quality of services provided to Medicare beneficiaries. CMS penalties for noncompliance include premium refunds, civil monetary penalties, prohibiting a company from continuing to market and/or enroll members in the company’s Medicare products, contract termination, and exclusion from participation in federally funded healthcare programs and other sanctions.

The Company is also a subcontractor to health plans that are Medicare Advantage Organizations and PDPs. In the Company’s capacity as a subcontractor with these health plans, the Company administers benefits to Medicare beneficiaries and is indirectly subject to certain federal laws and regulations, as well as contractual requirements pertaining to the operation of this business. If CMS or a health plan customer determines that the Company has not performed satisfactorily as a subcontractor, CMS or the health plan customer may require the Company to cease these activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory levels of service under its respective subcontracts, the Company can give no assurances that CMS or a health plan will not terminate the Company’s business relationships with respect to these services.

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

The Company’s wholly owned subsidiary, Armed Forces Services Corporation (“AFSC”), conducts business with federal agency customers and federal contractors to such agencies. The Company investigated, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company voluntarily responded to government requests for further information regarding the Company’s investigation. As a result of the Company's disclosure and the ensuing government investigation, a former AFSC executive pleaded guilty in the United States District Court for the Eastern District of Virginia to one count of honest services fraud, and at sentencing in September 2020, the Court ordered the former AFSC executive to pay restitution to AFSC as the victim of that offense. In June 2020, the United States Attorney’s Office for the Eastern District of Virginia (“U.S. Attorney’s Office”) informed the Company of a civil investigation regarding the Company and AFSC related to potential violations of the False Claims Act and/or the Anti-Kickback Act also stemming from the matters self-disclosed by the Company. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the Company or AFSC be held responsible for the reported conduct in a proceeding initiated by the U.S. Attorney’s Office, SBA, Department of Defense and/or other federal agencies, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. Management believes that the resolution of such investigations will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard. AFSC generated approximately 3.0% and 2.4% of the Company’s total revenue from continuing operations for the year ended December 31, 2019 and 2020, respectively.

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

State PBM Regulation. States continue to introduce broad legislation to regulate PBM activities. This legislation encompasses some of the services offered by the Company’s PBM business. Legislation in this area is varied and encompasses licensing, audit provisions, network access, recoupment of funds, submission of claims data to state all payor claims databases, potential fiduciary duties, pass through of cost savings and disclosure obligations, including the disclosure of information regarding the company’s maximum allowable cost pricing with pharmacies. In some circumstances, claims or inquiries against PBMs have been asserted under state consumer protection laws, which exist in most states. The Company has obtained licenses as necessary to support current business and future opportunities. The Company generally believes that state regulation relating to employer sponsored benefit plans is pre-empted by ERISA. However, in a December 2020 decision, the United States Supreme Court ruled in Rutledge v. Pharmaceutical Care

Management Association that ERISA does not pre-empt state rate or cost regulations that do not force plans to adopt particular benefit coverages. The various state laws enacted to date do not appear to have a material adverse effect on the Company’s pharmaceutical management business. However, the Company can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can the Company be certain that future regulations or interpretations of existing laws, including ERISA, will not adversely affect its business.

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

In November 2020, the Department of Health and Human Services Office of Inspector General (“HHS-OIG”) published a final rule which would remove the anti-kickback regulatory safe harbor protection for prescription drug rebates paid by manufacturers to plan sponsors under Medicare Part D. It also would create a new safe harbor protection for price discounts between manufacturers and PBMs if given at the point-of-sale (“POS”). This rule does not apply to commercial rebates. The legality of the rule has been challenged in federal district court. In connection with that proceeding and with HHS’ consent, on January 30, 2021, the federal district court ordered that implementation of the rule be postponed until January 1, 2023, and the litigation challenging the rule be briefly held in abeyance while HHS reviews the rule but will continue at a later date. While we do not believe the proposed rule would have a material adverse impact on our business, we anticipate that President Biden and Congress may seek to adopt laws to control drug prices and other related measures, which could materially and adversely affect our commercial pharmacy benefits management rebate business.

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

Human Capital

Employees of the Registrant

Magellan’s mission of leading humanity to healthy, vibrant lives is powered by its workforce, and is at the center of our talent strategy and culture. It gives purpose to the work that we do and our employees are committed to it.

Our Workforce. Our workforce is made up of almost 9,000 professionals (after the Magellan Complete Care divesture at the end of 2020). These professionals represent 3,500 credentialed healthcare professions, from MDs and Physicians, to Social Workers, Counselors, Therapists, RNs, Pharmacists and Pharmacy Technicians. The average tenure of our employees is just over 5 years. Our employee population is located in all 50 states, as well as Puerto Rico and Canada, and on U.S. military bases in 16 foreign countries where they provide counseling to military families.

Diversity, Equity & Inclusion (DE&I). Magellan serves the needs of diverse member populations. To this end, we and our leaders promote a diverse, equitable and inclusive work environment through diversity initiatives and programs.

Our workforce reflects the diversity of our customers and members and demonstrates our commitment to DE&I:

●	74% of our employees are women
●	59% of our leadership roles are held by women
●	40% of our employees are people of color
●	25% of our leadership roles are held by people of color
●	26% of our employees are Millennials, and 50% are members of Generation X

Training & Development. We believe that the training and development of our workforce is critical to our ongoing success, not only to support the advancement of their skills and leadership abilities, but also because it helps us attract and retain the talent we need to successfully serve our customers and members. As part of our talent strategy, we offer extensive training and development programs through our Learning Center which emphasize self-directed development and continuous learning.

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

Item 1A.  Risk Factors

RISK ASSOCIATED WITH THE CENTENE TRANSACTION

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement, including the Merger, may be completed, various approvals must be obtained from regulatory authorities. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger that are not anticipated or cannot be, or are not required under the Merger Agreement to be, met. If the consummation of the Merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of each company may also be materially and adversely affected. Please see the section entitled “The Merger—Regulatory Approvals” in our definitive proxy statement filed with the SEC on February 19, 2021 (the “Proxy Statement”).

Failure of the Merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively impact us.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Please see the section entitled “The Merger Agreement—Conditions to the Merger” in the Proxy Statement. These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed or may be significantly delayed. In addition, if the Merger is not completed by October 4, 2021 (as may be extended to January 4, 2022 under certain circumstances related to regulatory approvals described in the Merger Agreement), either Centene or we may choose to terminate the Merger Agreement at any time after that date if the failure to consummate the transactions contemplated by the Merger Agreement is not proximately caused by any breach of or failure to perform or comply with, in any material respect, any obligation under the Merger Agreement by the party electing to terminate the Merger Agreement. Furthermore, the consummation of the Merger may be significantly delayed due to various factors, including potential litigation related to the Merger.

If the Merger is not consummated or significantly delayed, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may be materially adversely affected.

In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed or significantly delayed, we would have to recognize these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on our ability to make significant changes to our ongoing business during the pendency of the Merger, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our board of directors seeks an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. If the Merger Agreement is terminated under specified circumstances, we also may be required to pay Centene a termination fee. Please see the section entitled “The Merger Agreement—Termination Fees” in the Proxy Statement for a description of the termination fees applicable to us.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and customers pending the consummation of the Merger, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the Merger. Additionally, these uncertainties could cause our customers, suppliers, vendors and others with whom we deal to seek to change, or fail to extend, existing business relationships with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

The pursuit of the Merger and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Merger Agreement restricts us from taking certain actions without Centene’s consent while the Merger is pending. If the Merger is not completed, these restrictions could have a material adverse effect on our business, financial condition and results of operations. Please see the section entitled “The Merger Agreement—Covenants and Agreements—Conduct of Business of the Company” in the Proxy Statement for a description of the restrictive covenants applicable to us.

Certain provisions of the Merger Agreement may limit our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to us that might result in greater value to our stockholders than the Merger, or may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on our soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our board of directors, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction and a termination fee that is payable to Centene if we terminate the Merger Agreement to accept a superior acquisition proposal.

Litigation against us or Centene, or the members of our or Centene’s board of directors, could prevent or delay the completion of the Merger.

While we and Centene believe that any claims that may be asserted by purported stockholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from being completed in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert our and Centene’s management’s attention away from their regular business and any lawsuit adversely resolved against us, Centene or members of our or Centene’s board of directors could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the Merger is the absence of any law or order, whether preliminary, temporary or permanent, having the effect of making the Merger illegal or otherwise preventing or prohibiting consummation of the Merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all.

RISK RELATED TO OUR BUSINESS

Reliance on Customer Contracts—The Company’s inability to renew, extend or replace expiring or terminated contracts could adversely affect the Company’s liquidity, profitability and financial condition.

Substantially all of the Company’s net revenue is derived from contracts that may be terminated immediately with cause and many, including some of the Company’s most significant contracts, are terminable without cause by the customer upon notice and the passage of a specified period of time (typically between 60 and 180 days), or upon the occurrence of certain other specified events. The Company’s ten largest customers accounted for approximately

45.5 percent, 44.1 percent and 42.0 percent of the Company’s net revenue in the years ended December 31, 2018, 2019 and 2020, respectively. Loss of all of these contracts or customers would, and loss of any one of these contracts or customers could, materially reduce the Company’s net revenue and have a material adverse effect on the Company’s liquidity, profitability and financial condition. See Note 2—“Summary of Significant Accounting Policies—Significant Customers” to the consolidated financial statements set forth elsewhere herein for a discussion of the Company’s significant customers.

Changes in the Medical Managed Care Carve-Out Industry—Certain changes in the business practices of this industry could negatively impact the Company’s resources, profitability and results of operations.

A portion of the Company’s Healthcare and Pharmacy Management segments’ net revenues from continuing operations are derived from customers in the medical managed healthcare industry, including managed care companies, health insurers and other health plans. Some types of changes in this industry’s business practices could negatively impact the Company. For example, if the Company’s managed care customers seek to provide services directly to their subscribers, instead of contracting with the Company for such services, the Company could be adversely affected. In this regard, certain of the Company’s major customers in the past have not renewed all or part of their contracts with the Company, and instead provided managed healthcare services directly to their subscribers. In addition, the Company has a significant number of contracts with Blue Cross Blue Shield plans and other regional health plans. Consolidation of the healthcare industry through acquisitions and mergers could potentially result in the loss of contracts for the Company. In addition, in some instances state Medicaid agencies may look to procure certain services, such as pharmacy benefit management services, directly instead of contracting with a managed care company to do so, potentially reducing the amount of business opportunities from managed care customers. Any of these changes could reduce the Company’s net revenue, and adversely affect the Company’s profitability and financial condition.

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

The Company derives its net revenue primarily from arrangements under which the Company assumes responsibility for costs of treatment in exchange for a fixed fee. The Company refers to such arrangements as “risk-based contracts” or “risk-based products,” which include EAP services. These arrangements provided 37.5 percent, 40.4 percent and 37.5 percent of the Company’s net revenue from continuing operations in the years ended December 31, 2018, 2019 and 2020, respectively.

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

If such risk-based products are not correctly underwritten, the Company’s profitability and financial condition could be adversely affected. Factors that affect the Company’s ability to price the Company’s services, or accurately make estimates of IBNR claims and other expenses for which the Company creates reserves may include differences between the Company’s assumptions and actual results arising from, among other things: changes in the delivery system; changes in utilization patterns; changes in the number of members seeking treatment; unforeseen fluctuations in claims backlogs; unforeseen increases in the costs of the services; the occurrence of catastrophes; regulatory changes; and changes in benefit plan design.

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

We receive fees or other compensation from our clients, in some cases based upon the retention of rebate amounts paid by pharmaceutical manufacturers or third-party rebate administrators based on the use of selected drugs by members of health plans sponsored by our clients, all pursuant to the terms of our customer contracts. In addition, pharmaceutical manufacturers often pay administrative fees to us based upon our provision of rebate administration services under agreements with such manufacturers or third-party rebate administrators. Our business, results of operations, financial condition or cash flows could be adversely affected if: we lose relationships with one or more key pharmaceutical manufacturers or third-party rebate administrators; we are unable to renew or finalize rebate contracts with one or more key pharmaceutical manufacturers or third-party rebate administrators in the future, or are unable to negotiate interim arrangements; rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds; legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our services relating to the administration of rebates; pharmaceutical manufacturers choose not to offer rebates or purchase our services; or rebates decline due to contracted branded products losing their patents.

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

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, and are supplemented by a first supplemental indenture dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. During the years ended December 31, 2019 and 2020, the Company purchased and subsequently retired $11.1 million and $28.9 million of its Notes, respectively, which resulted in a loss on retirement of $0.3 million and $0.7 million, respectively, that is included in interest expense. The Notes were issued at a discount and had a carrying value of $388.4 million and $359.6 million as of December 31, 2019 and 2020, respectively.

The Indenture contains certain covenants which restrict the Company’s ability to, among other things, create liens on its and its subsidiaries’ assets; engage in sale and lease-back transactions; and engage in a consolidation, merger or sale of assets.

On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). On August 13, 2018, the Company entered into an amendment to the 2017 Credit Agreement, which extended the maturity date by one year. On February 27, 2019, the Company entered into a second amendment to the 2017 Credit Agreement, which amended the total leverage ratio covenant and which was necessary in order for the Company to remain in compliance with the terms of the 2017 Credit Agreement. The 2017 Credit Agreement is scheduled to mature on September 22, 2023.

The 2017 Credit Agreement contains covenants that limit management’s discretion in operating the Company’s business by restricting or limiting the Company’s ability, among other things, to: incur or guarantee additional indebtedness or issue preferred or redeemable stock; pay dividends and make other distributions; repurchase equity interests; make certain advances, investments and loans; enter into sale and leaseback transactions; create liens; sell and otherwise dispose of assets; acquire or merge or consolidate with another company; and enter into some types of transactions with affiliates.

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

The Company’s total assets at December 31, 2020 reflect goodwill of approximately $0.9 billion, representing approximately 26.0 percent of total assets. The Company completed its annual impairment analysis of goodwill as of October 1, 2020, noting that no impairment was identified.

At December 31, 2020, identifiable intangible assets (customer lists, contracts, provider networks and trade names) totaled approximately $79.7 million. Intangible assets are generally amortized over their estimated useful lives, which range from approximately one to eighteen years. The amortization periods used may differ from those used by other entities. In addition, the Company may be required to shorten the amortization period for intangible assets in future periods based on changes in the Company’s business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

As part of its normal operations, the Company collects, processes and retains confidential member and protected personal or health information making the Company subject to various federal and state laws and rules regarding the use and disclosure of confidential member and protected personal or health information, including HIPAA. The Company also maintains other confidential information related to its business and operations. Despite our security measures, the Company is subject to security breaches, acts of vandalism, acts of ransomware and other cyber-attacks, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. For example, we have experienced data security breaches resulting in disclosure of confidential or protected personal or health information. Noncompliance with any privacy or security laws and regulations (including, but not limited to, state and federal laws and international regulations, such as GDPR) or any security incident or breach, whether by the Company or by its vendors, could result in enforcement actions, material fines and penalties, reputational and financial harm to the Company, and could also subject the Company to litigation.

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

We maintain a comprehensive system of preventive and detective controls through our security programs; however given the rapidly evolving nature and proliferation of cyber threats, our controls may not prevent or identify all such attacks in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations, and we cannot eliminate the risk of human error or employee or vendor malfeasance. For example, we were the target of a criminal ransomware attack on our computer network, which resulted in a temporary systems outage and the exfiltration of certain confidential company and personal information as well as protected health information of certain members.

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

RISK RELATED TO REGULATORY AND LEGAL MATTERS

Possible Impact of Federal Mental Health Parity—could impact the Company’s revenues or profitability.

In October 2008, the United States Congress passed the Paul Wellstone and Pete Dominici Mental Health Parity Act of 2008 (“MHPAEA”) establishing parity in financial requirements (e.g. co-pays, deductibles, etc.) and treatment limitations (e.g., limits on the number of visits) between mental health and substance abuse benefits and medical/surgical benefits for health plan members. The law applies to ERISA plans, Medicaid managed care plans and SCHIP plans. In 2010 regulations were issued that apply to ERISA plans and insured business. These regulations included some significant concepts not included under the statute including the requirement to conduct the parity review at the category level within the plan, introducing the concept of non-quantitative treatment limitations, and prohibiting separate but equal deductibles. In 2016 regulations were released imposing similar requirements and concepts on Medicaid Managed Care. The Company believes it is in compliance with the requirements of these regulations, however additional guidance or new parity laws could impact the business. The Company’s risk contracts do allow for repricing to occur effective the same date that any legislation/regulation becomes effective if that legislation/regulation is projected to have a material effect on cost of care.

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

Regulatory issues may also affect the Company’s operations including, but not limited to: additional state licenses that may be required to conduct the Company’s businesses, including utilization review, PBM, pharmacy, HMO and TPA activities; limits imposed by state authorities upon corporations’ control or excessive influence over managed healthcare services through the direct employment of physicians, psychiatrists, psychologists or other professionals, and prohibiting fee splitting; laws that impose financial terms and requirements on the Company due to the Company’s assumption of risk under contracts with licensed insurance companies or HMOs; laws in certain states that impose an obligation to contract with any healthcare provider willing to meet the terms of the Company’s contracts with similar providers; compliance with HIPAA (including the federal HITECH Act, which strengthens and expands HIPAA) and other federal and state laws impacting the confidentiality of member information; state and federal laws governing telemedicine; state legislation regulating PBMs or imposing fiduciary status on PBMs; pharmacy laws and regulation; legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans; and network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts.

The imposition of additional licensing and other regulatory requirements may, among other things, increase the Company’s equity requirements, increase the cost of doing business or force significant changes in the Company’s operations to comply with these requirements. In this regard, in a December 2020 decision, the United States Supreme Court ruled in Rutledge v. Pharmaceutical Care Management Association that ERISA does not pre-empt state rate or cost regulations that do not force plans to adopt particular benefit coverage. The Rutledge decision does not address other issues apart from rate regulations, however and so the Company could be subject to overlapping federal and state regulatory requirements with respect to certain of its operations and may need to implement compliance programs that satisfy multiple regulatory regimes.

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

There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and we can give no assurance these risks will not materially adversely impact the Company’s results. Certain of the Company’s subsidiaries have been approved by CMS to offer Medicare Part D prescription drug plans to employer groups. Such subsidiaries are required to comply with Medicare Part D laws and regulations and, because CMS requires that Medicare Part D sponsors be licensed as risk-bearing entities, also with applicable state laws and regulations regarding the business of insurance. The Company also provides services in support of our clients’ Medicare Part D plans and must be able to deliver such services in a manner that complies with applicable regulatory requirements. The adoption of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements associated with Medicare Part D may require us to incur significant costs or otherwise impact our ability to earn a profit on such business. In addition, the Company’s receipt of federal funds made available through the Medicare Part D program is subject to compliance with the laws and regulations governing the federal government’s payment for healthcare goods and services, including the Federal Anti-Kickback law and False Claims Acts. If we fail to comply materially with applicable regulatory or contractual requirements, whether identified through CMS or other government audits, client audits, or otherwise, we may be subject to certain sanctions, penalties, or other remedies, including, but not limited to, suspension of marketing or enrollment activities, restrictions on expanding our service area, civil monetary penalties or other monetary amounts, termination of our contract(s) with CMS or Part D clients, and exclusion from federal healthcare programs.

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

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business. As part of this program of insurance, the Company carries professional liability insurance, subject to certain deductibles and self-insured retentions. The Company also is sometimes required by customer contracts to post surety bonds with respect to the Company’s potential liability on professional responsibility claims that may be asserted in connection with services the Company provides. As of December 31, 2020, the Company had approximately $154.1 million of such bonds outstanding. The Company’s insurance may not be sufficient to cover any judgments, settlements or costs relating to present or future claims, suits or complaints. Upon expiration of the Company’s insurance policies, sufficient insurance may not be available on favorable terms, if at all. To the extent the Company’s customers are entitled to indemnification under their contracts with the Company relating to liabilities they incur arising from the operation of the Company’s programs, such indemnification may not be covered under the Company’s insurance policies. To the extent that certain actions and claims seek punitive and compensatory damages arising from the Company’s alleged intentional misconduct, such damages, if awarded, may not be covered, in whole or in part, by the Company’s insurance policies. If the Company is unable to secure adequate insurance in the future, or if the insurance the Company carries is not sufficient to cover any judgments, settlements or costs relating to any present or future actions or claims, such judgments, settlements or costs may have a material adverse effect on the Company’s profitability and financial condition. If the Company is unable to obtain needed surety bonds in adequate amounts or make alternative arrangements to satisfy the requirements for such bonds, the Company may no longer be able to operate in those states, which would have a material adverse effect on the Company.

Class Action Suits and Other Legal Proceedings—The Company is subject to class action and other lawsuits that could result in material liabilities to the Company or cause the Company to incur material costs, to change the Company’s operating procedures in ways that increase costs or to comply with additional regulatory requirements.

Managed healthcare companies and PBM companies have been targeted as defendants in national class action lawsuits regarding their business practices. The Company is subject to such national class actions as defendants and is also subject to or a party to other class actions, lawsuits and legal proceedings in conducting the Company’s business, including but not limited to, network provider reimbursement, employment practices, and privacy and data protection. In addition, certain of the Company’s customers are parties to pending class action lawsuits regarding the customers’ business practices for which the customers could seek indemnification from the Company. These lawsuits may take years to resolve and cause the Company to incur substantial litigation expense, and the outcomes could have a material adverse effect on the Company’s profitability and financial condition. In addition to potential damage awards, depending upon the outcomes of such cases, these lawsuits may cause or force changes in practices of the Company’s industry and may also cause additional regulation of the industry through new federal or state laws or new applications of existing laws or regulations. Such changes could increase the Company’s operating costs.

Our amended bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of fiduciary duty; (3) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware, our certificate of incorporation, or our bylaws; and (4) any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to actions brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act claims, which means both courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive forum provisions may limit a stockholder’s ability to bring an action in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring an action in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of our exclusive forum provisions, which may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

GENERAL RISK FACTORS

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

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value. The Company’s available-for-sale investment securities were $143.5 million and represented 4.3 percent of the Company’s total assets at December 31, 2020.

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

Extraordinary Events—Extraordinary events, including the ongoing COVID-19 pandemic, could adversely affect the Company’s business, financial condition and results of operations.

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

In 2020, the spread of the COVID-19 pandemic caused significant financial market volatility and economic uncertainty, and is currently impacting countries, communities and workforces around the world. To date, the Company has not experienced any negative impact on its medical loss ratios and, other than the transition of our employees to a work at home environment, the Company has not experienced any significant interruptions to normal business activities and has not experienced any disruptions in its services. In addition, the Company does not expect the valuation of its investments to be materially affected. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition are dependent on future developments for which there is significant uncertainty at this time and cannot be predicted, such as the scope, duration and severity of the pandemic, the extent and effectiveness of containment actions, any actions that may be taken by various governmental authorities in response to the outbreak, the possible impact on the global economy and local economies in which we operate and the resumption of normal economic conditions. The long-term financial and economic impacts of the COVID-19 pandemic may continue for a significant period of time and cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company currently occupies under lease approximately 886,000 square feet of office space comprising 49 offices in 20 states and the District of Columbia with terms expiring between January 31, 2021 and August 31, 2029. The Company’s headquarters are located in Phoenix, Arizona, which lease expires in March 2024. The Company believes that its current facilities are suitable for and adequate to support the level of its present operations. In addition, the Company is lessee of approximately 235,000 square feet of office space, which as of February 26, 2021, was unoccupied.

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

The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices, including network provider reimbursement, employment practices and privacy and data protection. The Company has recorded reserves that, in the opinion of management, are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard.

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

As of December 31, 2020, there were approximately 224 stockholders of record of the Company’s common stock. The stockholders of record data for common stock does not reflect persons whose stock was held on that date by the Depository Trust Company or other intermediaries.

Comparison of Cumulative Total Return

The following graph compares the change in the cumulative total return on the Company’s common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor’s (“S&P”) 500 Stock Index and (b) the change in the cumulative total return on the stocks included in the S&P 500 Managed Health Care Index, assuming an investment of $100 made at the close of trading on December 31, 2015, and comparing relative values on December 31, 2016, 2017, 2018, 2019 and 2020. The Company did not pay any dividends during the period reflected in the graph. The common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Cumulative Five Year Total Return
$ 300
$ 250
$ 200
$ 150
$ 100
$ 50
$ 0
0
1
2
3
4
5
Magellan Health, Inc.
S&P 500 Index
S&P 500 Managed Health Care Index

	December 31,
	2015	2016	2017	2018	2019	2020
Magellan Health, Inc.	$100.00	$122.04	$156.58	$92.26	$126.91	$134.35
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Managed Health Care Index(1)	100.00	119.51	172.18	190.76	229.25	265.60
(1)	The S&P 500 Managed Health Care Index consists of Anthem, Inc., Centene Corporation, Humana, Inc. and UnitedHealth Group, Inc.

The information set forth above under the “Comparison of Cumulative Total Return” does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other of the Company’s filings under the Securities Act or the Exchange Act, except to the extent the filing specifically incorporates such information by reference therein.

Stock Repurchases

The Company’s board of directors has previously authorized a series of stock repurchase plans. Stock repurchases for each such plan could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. Each stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to the terms of the Merger Agreement the Company suspended its stock repurchase programs on January 4, 2021, the date we announced our planned merger with Centene.

The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through November 15, 2021 (the “Repurchase Program”). As of December 31, 2020, the remaining capacity under the Repurchase Program was $186.3 million. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Dividends

The Company does not expect to pay a dividend in 2021. Should the Company pay any dividends in the future, there can be no assurance that the Company will continue to pay such dividends.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2020, the Company had no sales of unregistered securities.

Item 6.    Selected Financial Data

Pursuant to Release No. 33-10890 (including the transition guidance therein), which was adopted by the SEC on November 19, 2020, the Company has elected to exclude the disclosures formerly required by this Item 6.

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

Results of Operations

The following table summarizes, for the periods indicated, continuing operating results (in thousands):

	December 31,			Change	Change
Continuing Operations	2018	2019	2020	'18 vs '19	'19 vs '20
Statement of Operations Data:
Net revenue	$4,957,522	$4,565,613	$4,577,531	(7.9)%	0.3%
Cost of Care	1,554,691	1,543,524	1,397,855	(0.7)%	(9.4)%
Cost of goods sold	2,452,703	2,059,285	2,180,717	(16.0)%	5.9%
Direct service costs and other operating expenses (1)(2)	773,915	801,667	880,168	3.6%	9.8%
Depreciation and amortization	112,284	110,367	98,387	(1.7)%	(10.9)%
Interest expense	35,180	35,868	30,865	2.0%	(13.9)%
Interest and other income	(4,884)	(6,857)	(4,054)	40.4%	(40.9)%
Special charges	—	—	34,078
Income (loss) before income taxes	33,633	21,759	(40,485)	(35.3)%	(286.1)%
Provision (benefit) for income taxes	11,457	9,162	(44,531)	(20.0)%	(586.0)%
Net income from continuing operations	$22,176	$12,597	$4,046	(43.2)%	(67.9)%
(1)	Includes stock compensation expense of $28,936, $24,673 and $25,172 for the years ended December 31, 2018, 2019 and 2020, respectively.
(2)	Includes changes in fair value of contingent consideration of $1,108 for the year ended December 31, 2018.

2020 compared to 2019

Net revenue, Cost of care, Cost of goods sold, and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold, and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 10.9 percent or $12.0 million from 2019 to 2020, primarily due to asset maturities and office impairments, partially offset by normal asset additions in the current year.

Interest Expense

Interest expense decreased by $5.0 million from 2019 to 2020 primarily due to lower interest rates and lower debt balances.

Interest and other income

Interest and other income decreased by $2.8 million from 2019 to 2020 primarily due to a reduction in rates.

Special charges

Special charges increased by $34.1 million from 2019 to 2020 due to recognition of the special charges in the current year, see Note 10—“Special Charges” for further discussion.

Income taxes

The Company’s effective income tax rate from continuing operations was 42.1 percent in 2019 and 110.0 percent in 2020. These rates differ from the applicable federal statutory income tax rate for each year primarily due to state income taxes, permanent differences between book and tax income, changes to the valuation allowances, and an adjustment for the recognition of a $38.9 million nonrecurring tax benefit in the current year for tax basis in excess of net book value for certain assets included in the MCC Sale. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The significant effective income tax rate for 2020 is primarily due to the adjustment for the nonrecurring tax benefit related to the MCC Sale realized in the current year, relative to the pre-tax loss for the period.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2016 expired during 2020. As a result, $1.8 million of tax contingency reserves recorded as of December 31, 2019 were reversed in 2020, of which $1.4 million was reflected as a reduction to income tax expense from continuing operations and $0.4 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in 2020 and reflected as a reduction to income tax expense from continuing operations due to the closing of statutes of limitations on tax assessments.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2015 expired during 2019. As a result, $3.2 million of tax contingency reserves recorded as of December 31, 2018 were reversed in 2019, of which $2.5 million was reflected as a reduction to income tax expense from continuing operations and $0.7 million as a decrease to deferred tax assets. Additionally, $0.3 million of accrued interest was reversed in 2019 and reflected as a reduction to income tax expense from continuing operations due to the closing of statutes of limitations on tax assessments.

2019 compared to 2018

Net revenue, Cost of care, Cost of goods sold, and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold, and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 1.7 percent or $1.9 million from 2018 to 2019, primarily due to asset maturation after 2018.

Interest Expense

Interest expense increased by $0.7 million from 2018 to 2019 mainly due to higher interest rates.

Interest and other income

Interest and other income increased by $2.0 million from 2018 to 2019 primarily due to higher yields.

Income taxes

The Company’s effective income tax rate from continuing operations was 34.1 percent in 2018 and 42.1 percent in 2019. These rates differ from the applicable federal statutory income tax rate for each year primarily due to state income taxes, permanent differences between book and tax income, and changes to the valuation allowances. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The effective income tax rate for 2019 was higher than 2018, primarily due to an increased relative impact in 2019 of the permanent differences for executive compensation as a result of reduced earnings in continuing operations.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2015 expired during 2019. As a result, $3.2 million of tax contingency reserves recorded as of December 31, 2018 were reversed in 2019, of which $2.5 million was reflected as a reduction to income tax expense from continuing operations and $0.7 million as a decrease to deferred tax assets. Additionally, $0.3 million of accrued interest was reversed in 2019 and reflected as a reduction to income tax expense from continuing operations due to the closing of statutes of limitations on tax assessments.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2014 expired during 2018. As a result, $2.9 million of tax contingency reserves recorded as of December 31, 2017 were reversed in 2018, of which $2.3 million was reflected as a reduction to income tax expense from continuing operations and $0.6 million as a decrease to deferred tax assets. Additionally, $0.2 million of accrued interest was reversed in 2018 and reflected as a reduction to income tax expense from continuing operations due to the closing of statutes of limitations on tax assessments.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	December 31,			Change	Change
Healthcare Segment Results	2018	2019	2020	'18 vs '19	'19 vs '20
Risk-based, non-EAP	$1,511,532	$1,504,472	$1,399,532	(0.5)%	(7.0)%
EAP risk-based	349,751	339,377	315,306	(3.0)%	(7.1)%
ASO	249,473	238,239	245,031	(4.5)%	2.9%
Managed care and other revenue	2,110,756	2,082,088	1,959,869	(1.4)%	(5.9)%
Cost of care	1,554,691	1,543,524	1,397,855	(0.7)%	(9.4)%
	556,065	538,564	562,014	(3.1)%	4.4%
Direct service costs and other	401,083	402,006	433,723	0.2%	7.9%
	154,982	136,558	128,291	(11.9)%	(6.1)%
Stock compensation expense	6,446	7,639	6,876	18.5%	(10.0)%
Changes in fair value of contingent consideration	1,108	—	—
Segment Profit	$162,536	$144,197	$135,167	(11.3)%	(6.3)%

Direct service cost as % of revenue	19.0%	19.3%	22.1%
MLR Behavioral & Specialty Health risk	87.0%	87.2%	84.2%
MLR Behavioral & Specialty Health EAP risk	68.4%	68.3%	69.5%

Membership
Risk (1)	12,321	11,517	10,141
EAP risk	15,189	14,710	14,036
ASO	26,655	28,394	25,828

(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

2020 compared to 2019

Managed Care and Other Revenue

Net revenue related to Healthcare decreased by 5.9 percent or $122.2 million from 2019 to 2020. The decrease in revenue is primarily due to terminated contracts of $152.1 million, program changes of $40.5 million, revenue impact of favorable prior period medical claims development recorded in 2020 of $5.0 million, and customer settlements in 2019 of $4.3 million. These decreases were partially offset by new contracts implemented during (or after) 2019 of $50.2 million, net revenue recorded for health insurance fees (“HIF”) in 2020 of $15.8 million, higher membership and favorable rate changes of $6.0 million, revenue for Bayless acquired December 21, 2020 of $1.1 million, and net favorable variances of $6.6 million.

Cost of Care

Cost of care decreased by 9.4 percent or $145.7 million from 2019 to 2020. The decrease in cost of care is primarily due to terminated contracts of $105.0 million, program changes of $36.9 million, increased membership and higher care from existing customers of $10.8 million, favorable prior period medical claims development recorded in 2020 of $5.7 million and other net favorable variances of $17.6 million. These decreases were partially offset by new contracts implemented after (or during) 2019 of $24.6 million and favorable prior period medical claims development recorded in 2019 of $5.7 million. For our behavioral and specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) decreased from 87.2 percent in 2019 to 84.2 percent in 2020 mainly due to business mix.

Direct Service Costs

Direct service costs increased by 7.9 percent or $31.7 million from 2019 to 2020 primarily due to costs related to HIF fees in 2020 and increased discretionary benefits. Direct service costs increased as a percentage of revenue from 19.3 percent in 2019 to 22.1 percent in 2020, primarily due to the previously discussed revenue decreases as well as increased discretionary benefits and HIF fees in the current year.

2019 compared to 2018

Managed Care and Other Revenue

Net revenue related to Healthcare decreased by 1.4 percent or $28.7 million from 2018 to 2019. The decrease in revenue is primarily due to terminated contracts of $119.5 million, net revenue recorded for HIF fees in 2018 of $13.3 million and lower membership and unfavorable rate changes of $3.3 million. These decreases were partially offset by program changes of $74.1 million, new contracts implemented during (or after) 2018 of $21.1 million, customer settlements in 2019 of $4.3 million, net unfavorable retroactive revenue adjustments in 2018 of $3.2 million and other net favorable variances of $4.7 million. Retroactive revenue adjustments include the net retroactive impact for matters primarily related to membership, rates and the revenue impact of prior period medical claims development.

Cost of Care

Cost of care decreased by 0.7 percent or $11.2 million from 2018 to 2019. The decrease in cost of care is primarily due to terminated contracts of $85.3 million, decreased membership and lower care from existing customers of $21.0 million and favorable prior period medical claims development recorded in 2019 of $5.7 million. These decreases were partially offset by program changes of $63.5 million, new contracts implemented after (or during) 2018 of $4.4 million, net favorable prior period medical claims development recorded in 2018 of $0.9 million and care trends and other net favorable variances of $32.0 million. For our behavioral and specialty health contracts, cost of care as a percentage of risk revenue (excluding EAP business) increased slightly from 87.0 percent in 2018 to 87.2 percent in 2019.

Direct Service Costs

Direct service costs increased by 0.2 percent or $0.9 million from 2018 to 2019 primarily due to discretionary benefits and new business growth, partially offset by costs related to HIF fees in 2018 and terminated contracts. Direct service costs remained consistent as a percentage of revenue with 19.0 percent in 2018 and 19.3 percent in 2019.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	December 31,			Change	Change
Pharmacy Segment Results	2018	2019	2020	'18 vs '19	'19 vs '20
Formulary management	$70,900	$84,567	$104,891	19.3%	24.0%
PBA and other	169,527	180,872	185,964	6.7%	2.8%
Managed care and other revenue	240,427	265,439	290,855	10.4%	9.6%
PBM, including dispensing	2,183,151	1,949,225	2,103,702	(10.7)%	7.9%
Medicare Part D	442,266	287,604	243,744	(35.0)%	(15.3)%
PBM revenue	2,625,417	2,236,829	2,347,446	(14.8)%	4.9%
Total net revenue	2,865,844	2,502,268	2,638,301	(12.7)%	5.4%
Cost of goods sold	2,468,170	2,076,509	2,199,674	(15.9)%	5.9%
	397,674	425,759	438,627	7.1%	3.0%
Direct service costs and other	298,713	323,162	360,970	8.2%	11.7%
	98,961	102,597	77,657	3.7%	(24.3)%
Stock compensation expense	5,458	7,834	7,723	43.5%	(1.4)%
Segment Profit	$104,419	$110,431	$85,380	5.8%	(22.7)%

Direct service cost as % of revenue	10.4%	12.9%	13.7%
COGS as % of PBM revenue	94.0%	92.8%	93.7%

Pharmacy Operational Statistics
Adjusted commercial network claims	31,321	27,996	27,979
Adjusted PBA claims	70,429	78,799	53,263
Total adjusted claims	101,750	106,795	81,242

Generic dispensing rate	87.4%	86.6%	88.5%
Commercial PBM covered lives	1,986	1,663	1,895
Medical pharmacy covered lives	13,910	13,988	15,772
Total states and DC that participate in PBA	27	27	26

2020 compared to 2019

Managed Care and Other Revenue

Managed care and other revenue related to Pharmacy Management increased by 9.6 percent or $25.4 million from 2019 to 2020. This increase is primarily due to increased formulary management revenue of $19.0 million mainly due to utilization, increased medical pharmacy management revenue of $10.7 million due to increased membership, increased government pharmacy revenue of $7.7 million mainly due to favorable settlements, and other net favorable variances of $5.5 million. These increases were partially offset by terminated contracts of $17.5 million.

PBM and Dispensing Revenue

PBM and dispensing revenue related to Pharmacy Management increased by 4.9 percent or $110.6 million from

2019 to 2020. This increase is primarily due to new contracts implemented after (or during 2019) of $75.2 million and increased membership and utilization of $46.1 million. These increases were partially offset by other unfavorable variances of $10.7 million.

Cost of Goods Sold

Cost of goods sold increased by 5.9 percent or $123.2 million from 2019 to 2020. This increase is primarily due to an increase in new contracts implemented after (or during) 2019 of $74.3 million, membership and utilization of $42.9 million, and other unfavorable variances of $6.0 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold increased from 92.8 percent in 2019 to 93.7 percent in 2020, mainly due to higher utilization and business mix.

Direct Service Costs

Direct service costs increased by 11.7 percent or $37.8 million from 2019 to 2020. The increase is primarily due to start-up costs associated with new contract implementation costs and discretionary benefits. Direct service costs increased as a percentage of revenue from 12.9 percent in 2019 to 13.7 percent in 2020 due to higher contract implementation costs and discretionary benefits.

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

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	December 31,			Change	Change
Corporate Segment & Eliminations	2018	2019	2020	'18 vs '19	'19 vs '20
Managed care and other revenue	$(607)	$(592)	$(703)	(2.5)%	18.8%
PBM revenue	(18,471)	(18,151)	(19,936)	(1.7)%	9.8%
Cost of goods sold	15,467	17,224	18,957	11.4%	10.1%
	(3,611)	(1,519)	(1,682)	(57.9)%	10.7%
Direct service costs and other	74,119	76,499	85,475	3.2%	11.7%
	(77,730)	(78,018)	(87,157)	0.4%	11.7%
Stock compensation expense	17,032	9,200	10,573	(46.0)%	14.9%
Segment Loss	$(60,698)	$(68,818)	$(76,584)	13.4%	11.3%

2020 compared to 2019

Net expenses related to Corporate, which includes eliminations, increased 11.3 percent or $7.8 million, primarily due to higher discretionary benefits in 2020. As a percentage of revenue, corporate and elimination increased from 1.5 percent in 2019 and 1.7 percent in 2020, mainly due to higher discretionary benefits.

2019 compared to 2018

Net expenses related to Corporate, which includes eliminations, increased 13.4 percent or $8.1 million, primarily due to higher discretionary benefits in 2019. As a percentage of revenue, corporate and elimination increased from 1.2 percent in 2018 to 1.5 percent in 2019, mainly due to decreased revenue and higher discretionary benefits.

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

The following table reconciles income before income taxes to Segment Profit for the years ended December 31, 2018, 2019 and 2020 (in thousands):

	2018	2019	2020
Income (loss) from continuing operations before income taxes	$33,633	$21,759	$(40,485)
Stock compensation expense	28,936	24,673	25,172
Changes in fair value of contingent consideration	1,108	—	—
Depreciation and amortization	112,284	110,367	98,387
Interest expense	35,180	35,868	30,865
Interest and other income	(4,884)	(6,857)	(4,054)
Special charges	—	—	34,078
Segment Profit from continuing operations	$206,257	$185,810	$143,963

The following table reconciles net income attributable to Magellan to Adjusted Net Income for the years ended December 31, 2018, 2019 and 2020:

	2018	2019	2020
Net income from continuing operations	$22,176	$12,597	$4,046
Adjustments
Stock compensation expense	530	—	—
Changes in fair value of contingent consideration	1,108		—
Amortization of acquired intangibles	31,239	33,002	39,793
Special charges	—	—	34,078
Tax impact	(9,051)	(8,874)	(19,465)
Nonrecurring tax benefit - divestiture	—	—	(38,859)
Adjusted Net Income from continuing operations	$46,002	$36,725	$19,593

The following table reconciles net income per common share attributable to Magellan—diluted to Adjusted EPS for the years ended December 31, 2018, 2019 and 2020:

	2018	2019	2020
Net income from continuing operations per common share—diluted	$0.89	$0.51	$0.16
Adjustments
Stock compensation expense	0.02	—	—
Changes in fair value of contingent consideration	0.04	—	—
Amortization of acquired intangibles	1.25	1.34	1.56
Special charges	—	—	1.33
Tax impact	(0.36)	(0.36)	(0.76)
Nonrecurring tax benefit - divestiture	—	—	(1.52)
Adjusted EPS from continuing operations	$1.84	$1.49	$0.77

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

Interest Rate Risk. Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments and the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of December 31, 2020, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

2020 compared to 2019

Operating Activities.  The Company reported net cash provided by operating activities of $115.8 million and $450.8 million for 2019 and 2020, respectively. The $335.0 million increase in operating cash flows from 2019 is mainly attributable to higher segment profit and favorable working capital changes, partially offset by increased tax payments and lower interest income collected.

The net favorable impact of working capital changes between periods totaled $306.6 million. For 2019, operating cash flows were impacted by net unfavorable working capital changes of $117.7 million, mainly attributable to the timing of receivable and payables. For 2020, operating cash flows were impacted by net favorable working capital changes of $188.9 million, mainly attributable to the timing of receivables and payables.

Segment Profit for 2020, inclusive of Segment Profit from MCC, increased $77.0 million from 2019.

Investing Activities. The Company utilized $60.4 million and $75.5 million during 2019 and 2020, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for 2019 were $15.8 million and $44.6 million, respectively, as compared to additions for 2020 related to hard assets and capitalized software of $20.1 million and $55.4 million, respectively.

During 2019 the Company received $41.6 million for the net maturity of "available-for-sale" securities. During 2020 the Company used $158.8 million for the net purchase of "available-for-sale" securities. During 2020, the Company received net cash of $1,013.8 million in relation to the sale of MCC and used net cash of $79.8 million for the acquisition of Bayless and $20.8 million for investments in other non-consolidated investees.

Financing Activities. During 2019, the Company paid $59.8 million on debt obligations, $6.2 million for payments on contingent consideration, $4.1 million for the repurchase of treasury stock under the Company's share repurchase program and $7.7 million on finance lease obligations. In addition, the Company received $32.7 million from the exercise of stock options and had other net favorable items of $1.8 million.

During 2020, the Company received $80.0 million from the issuance of debt, $64.2 million from the exercise of stock options and had other net favorable items of $0.6 million. In addition, the Company paid $126.4 million on debt obligations and $5.2 million on finance lease obligations.

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

Contractual Obligations and Commitments

The following table sets forth the future financial commitments of the Company as of December 31, 2020 (in thousands):

	Payments due by period
		Less than	1‑3	3‑5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Senior Notes	$360,000	$—	$—	$360,000	$—
Term loan	263,125	—	263,125	—	—
Operating leases(1)	39,449	14,471	16,375	7,930	673
Letters of credit(2)	32,062	—	—	—	—
Finance lease and deferred financing obligations(3)	17,776	5,064	8,857	3,855	—
Purchase commitments(4)	1,333	1,333	—	—	—
Income tax contingencies(5)	10,444	—	—	—	—
	$724,189	$20,868	$288,357	$371,785	$673
(1)	Operating lease obligations include estimated future lease payments for both open and closed offices.
(2)	These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
(3)	Finance lease and deferred financing obligations include imputed interest of $1.3 million and are net of leasehold improvement allowances.
(4)	Purchase commitments include open purchase orders as of December 31, 2020 relating to ongoing capital expenditure and operational activities.
(5)	The Company is unable to make a reasonably reliable estimate of the period of the cash settlement (if any) with the respective taxing authorities for these contingencies. However, settlement of such amounts could require the utilization of working capital. See further discussion in Note 7—“Income Taxes” to the consolidated financial statements set forth elsewhere herein.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company has no material off-balance sheet arrangements.

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, and is supplemented by a first supplemental indenture dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National

Association, as trustee. During the years ended December 31, 2019 and 2020, the Company purchased and subsequently retired $11.1 million and $28.9 million of its Notes, respectively, which resulted in a loss on retirement of $0.3 million and $0.7 million, respectively, that is included in interest expense. The Notes were issued at a discount and had a carrying value of $388.4 million and $359.6 million as of December 31, 2019 and 2020, respectively.

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement, pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of December 31, 2020, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

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

Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company’s assumptions in estimating such liabilities are significantly different than actual results, the Company’s results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that additional liability should have been accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2018, 2019 and 2020 (in thousands):

	2018	2019	2020
Claims payable and IBNR, beginning of period	$126,861	$126,311	$123,276
Cost of care:
Current year	1,555,491	1,545,024	1,403,555
Prior years(3)	(800)	(1,500)	(5,700)
Total cost of care	1,554,691	1,543,524	1,397,855
Claim payments and transfers to other medical liabilities(1):
Current year	1,441,621	1,433,214	1,306,519
Prior years	113,620	113,345	107,241
Total claim payments and transfers to other medical liabilities	1,555,241	1,546,559	1,413,760
Claims payable and IBNR, end of period	126,311	123,276	107,371
Withhold payable, end of period(2)	3,418	4,838	4,480
Medical claims payable, end of period	$129,729	$128,114	$111,851
(1)	For any given period, a portion of unpaid medical claims payable could be covered by risk share or reinvestment liabilities (discussed below) and may not impact the Company’s results of operations for such periods.
(2)	Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.
(3)	Favorable development in 2018, 2019 and 2020 was $0.8 million, $1.5 million and $5.7 million, respectively, and was mainly related to lower medical trends and faster claims completion than originally assumed.

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

Care trend factors and completion factors can have a significant impact on the medical claims payable liability. The following example provides the estimated impact to the Company’s December 31, 2020 unpaid medical claims payable liability assuming hypothetical changes in care trend factors and completion factors:

Care Trend Factor(1)		Completion Factor(2)
(Decrease) Increase		(Decrease) Increase
Trend Factor	Medical Claims Payable	Completion Factor	Medical Claims Payable
	(in thousands)		(in thousands)
−4%	$(8,500)	−2%	$(19,500)
−3%	(6,000)	−1.5%	(14,500)
−2%	(4,000)	−1%	(10,000)
−1%	(2,000)	−0.5%	(5,000)
1%	2,000	0.5%	5,000
2%	4,000	1%	10,000
3%	6,000	1.5%	15,000
4%	8,500	2%	20,000

Approximately 70 percent of IBNR dollars is based on care trend factors.

(1)	Assumes a change in the care trend factor for any month that a completion factor is not used to estimate incurred claims (which is generally any month that is less than 70 percent complete).
(2)	Assumes a change in the completion factor for any month for which completion factors are used to estimate IBNR (which is generally any month that is 70 percent or more complete).

Due to the existence of risk sharing and reinvestment provisions in certain customer contracts, a change in the estimate for medical claims payable does not necessarily result in an equivalent impact on segment profit.

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2020; however, actual claims payments may differ from established estimates.

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

Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company’s reporting units with goodwill as of December 31, 2020 comprised of Behavioral & Specialty Health and Pharmacy Management. On December 31, 2020, the Company completed the sale of its MCC reporting unit to Molina.

The fair value of Behavioral & Specialty Health and Pharmacy Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

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

Goodwill for each of the Company’s reporting units with goodwill at December 31, 2019 and 2020 was as follows (in thousands):

	2019	2020
Behavioral & Specialty Health	$410,869	$478,227
Pharmacy Management	395,552	395,552
Total	$806,421	$873,779

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2020 are reflected in the table below (in thousands):

	2019	2020
Balance as of beginning of period	$806,421	$806,421
Acquisition of Bayless	—	67,358
Balance as of end of period	$806,421	$873,779

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments and the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of December 31, 2020, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2020. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the fourth quarter ended December 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its statement “Internal Control-Integrated Framework (2013).”

Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over reporting of Aurelia (Bayless Operations), which the company acquired a 70% majority interest on December 21, 2020. Aurelia’s operations represent 2.4 percent of total and net assets of the Company as of December 31, 2020, and 0.2 percent of revenues of the Company for the year then ended.

Based on this assessment, which excluded assessment of internal control of the acquired Bayless operations, management has concluded that, as of December 31, 2020, internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report dated February 26, 2021 appears on page 53 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Magellan Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Magellan Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Magellan Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Magellan Health, Inc. and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”) and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aurelia Health, LLC, which is included in the 2020 consolidated financial statements of Magellan Health, Inc. and subsidiaries and which collectively constituted 2.4% of total and net assets as of December 31, 2020 as well as 0.2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Aurelia Health, LLC.

/s/ ERNST & YOUNG LLP
Baltimore, Maryland
February 26, 2021

Item 9B. Other Information

None.

PART III

Unless earlier included in an amendment to this Form 10-K, the information required by Items 10 through 14 is incorporated by reference to the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2020, except for the following information required by Item 10 and Item 12 of this Part III.

The Company will also provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers, and Corporate Compliance Handbook for all employees (hereinafter referred to as the “Codes of Ethics”). Any such requests should be made in writing to the Investor Relations Department, InvestorRelations@magellanhealth.com. The Company intends to disclose any future amendments to the provisions of the Codes of Ethics and waivers from such Codes of Ethics, if any, made with respect to any of its directors and executive officers, on its internet site.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2020 with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available
for future issuance
	Number of securities				under equity
	to be issued upon		Weighted average		compensation plans
	exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected in
Plan category	warrants and rights		warrants and rights		column(a))
(a)
Equity compensation plans approved by security holders	1,752,590	(1)	$75.48	(2)	2,058,875	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,752,590	(1)	$75.48	(2)	2,058,875	(3)
(1)	Consists of outstanding stock options, unvested restricted stock units and performance-based restricted stock units as of December 31, 2020.
(2)	Weighted average exercise price of outstanding stock options as of December 31, 2020.
(3)	Consists of shares remaining available for issuance as of December 31, 2020 under the Company’s equity compensation plans (pursuant to which the Company may issue stock options, restricted stock awards, stock bonuses, stock purchase rights and other equity incentives), after giving effect to the shares issuable upon the exercise of outstanding options and the shares of restricted stock.

For further discussion, see Note 6—“Stockholders’ Equity” to the consolidated financial statements set forth elsewhere herein.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents furnished as part of the Report:
1.	Financial Statements

Information with respect to this item is contained on Pages F-1 to F-48 of this Report on Form 10-K.

2.	Exhibit Index

Exhibit No.	Description of Exhibit
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

2.2

Stock and Asset Purchase Agreement between Magellan Health, Inc. and Molina Healthcare, Inc., dated April 30, 2020, which was filed as Exhibit 2.1 to the Company’s quarter report on Form 10-Q, which was filed on May 11, 2020 and is incorporated herein by reference.

2.3

Agreement and Plan of Merger between Centene Corporation, Mayflower Merger Sub, Inc. and the Company, which was filed as Exhibit 2.1 on Form 8-K, which was filed on January 4, 2021 and is incorporated herein by reference.

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

3.3	Amendment to the Bylaws of Magellan Health, Inc., which was filed as Exhibit 3.1 on Form 8-K, which was filed on January 4, 2021 and is incorporated herein by reference.
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

4.4	Description of securities, which was filed as Exhibit 4.4 to the Company’s annual report on Form 10-K, which was filed with on February 28, 2020.
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

Exhibit No.	Description of Exhibit
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

Exhibit No.	Description of Exhibit
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

Exhibit No.	Description of Exhibit
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

*10.57

Form of Restricted Stock Unit Agreement, relating to restricted stock units granted under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.1 on Form 8-K, which was filed on March 4, 2020 and is incorporated herein by reference.

*10.58

Form of Notice of Restricted Stock Unit Award under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.2 on Form 8-K, which was filed on March 4, 2020 and is incorporated herein by reference.

*10.59

Form of Performance-Based Restricted Stock Unit Agreement under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.3 on Form 8-K, which was filed on March 4, 2020 and is incorporated herein by reference.

*10.60

Form of Notice of Terms of Performance-Based Restricted Stock Units under the Company’s 2016 Management Incentive Plan, which was filed as Exhibit 10.4 on Form 8-K, which was filed on March 4, 2020 and is incorporated herein by reference.

*10.61

Employment Agreement, dated September 2, 2020, between the Company and David Bourdon, which was filed as Exhibit 10.1 to Form 8-K, which was filed on September 3, 2020 and is incorporated herein by reference.

#*10.62	Employment Agreement, dated January 31, 2020, between the Company and David Haddock.
#21	List of subsidiaries of the Company.
#23	Consent of Independent Registered Public Accounting Firm.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the cover page, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows and (vii) related notes.

#104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
*	Constitutes a management contract, compensatory plan or arrangement.
#	Filed herewith.
†	Furnished herewith.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGELLAN HEALTH, INC. (Registrant)

Date: February 26, 2021	/s/ DAVID P. BOURDON
David P. Bourdon
Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2021	/s/ JEFFREY N. WEST
Jeffrey N. West
Senior Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ KENNETH J. FASOLA	Chief Executive Officer (Principal Executive Officer, Director)	February 26, 2021
Kenneth J. Fasola

/s/ STEVEN J. SHULMAN	Chairman of the Board of Directors	February 26, 2021
Steven J. Shulman

/s/ SWATI ABBOTT	Director	February 26, 2021
Swati Abbott

/s/ CHRISTOPHER J. CHEN, MD	Director	February 26, 2021
Christopher J. Chen, MD

/s/ PETER A. FELD	Director	February 26, 2021
Peter A. Feld

/s/ Mural R. Josephson	Director	February 26, 2021
Mural R. Josephson

/s/ G. SCOTT MACKENZIE	Director	February 26, 2021
G. Scott MacKenzie

/s/ LESLIE V. NORWALK, ESQ.	Director	February 26, 2021
Leslie V. Norwalk
/s/ GUY P. SANSONE	Director	February 26, 2021
Guy P. Sansone

/s/ DAVID P. BOURDON	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
David P. Bourdon

/s/ JEFFREY N. WEST	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2021
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Magellan Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magellan Health, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Medical Claims Payable
Description of the Matter

At December 31, 2020, the Company’s liability for medical claims payable totaled $111.9 million. As discussed in Note 2 of the consolidated financial statements, medical claims payable includes reserves for incurred but not reported (“IBNR”) claims, which are claims for covered services rendered by the Company’s providers that have not yet been submitted to the Company for payment. The amount of the liability is determined using actuarial reserve models that require the

Company to develop completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred, and trend factors, which are applied to recent costs incurred to estimate the liability for periods that the completion factors are considered less reliable.

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

/s/ ERNST & YOUNG LLP
Baltimore, Maryland
February 26, 2021

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(In thousands, except per share amounts)

	2019	2020
ASSETS
Current Assets:
Cash and cash equivalents ($51,253 and $49,227 restricted at December 31, 2019 and December 31, 2020, respectively)	$115,752	$1,144,450
Accounts receivable, net	680,569	743,502
Short-term investments ($82,772 and $88,867 restricted at December 31, 2019 and December 31, 2020, respectively)	98,797	140,847
Pharmaceutical inventory	44,962	43,334
Other current assets ($36,215 and $43,547 restricted at December 31, 2019 and December 31, 2020, respectively)	69,687	84,264
Current portion of assets held for sale	663,276	—
Total Current Assets	1,673,043	2,156,397
Property and equipment, net	131,712	136,739
Long-term investments ($2,307 and $1,026 restricted at December 31, 2019 and December 31, 2020, respectively)	2,864	2,612
Deferred income taxes	1,840	1,842
Other long-term assets	58,905	108,797
Goodwill	806,421	873,779
Other intangible assets, net	81,675	79,689
Assets held for sale, less current portion	335,713	—
Total Assets	$3,092,173	$3,359,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,790	$137,380
Accrued liabilities	191,854	354,906
Medical claims payable	128,114	111,851
Other medical liabilities	92,915	126,921
Current debt, finance lease and deferred financing obligations	3,491	6,521
Current portion of liabilities held for sale	409,983	—
Total Current Liabilities	910,147	737,579
Long-term debt, finance lease and deferred financing obligations	679,125	631,855
Deferred income taxes	1,971	7,102
Tax contingencies	9,453	11,002
Deferred credits and other long-term liabilities	56,393	69,283
Liabilities held for sale, less current portion	37,301	—
Total Liabilities	1,694,390	1,456,821
Redeemable non-controlling interest	—	33,062
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2019 and December 31, 2020-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2019 and December 31, 2020-Issued and outstanding-54,285 and 24,623 shares at December 31, 2019, respectively, and 55,549 and 25,887 shares at December 31, 2020, respectively	543	555
Other Stockholders’ Equity:
Additional paid-in capital	1,386,616	1,477,219
Retained earnings	1,475,207	1,857,130
Accumulated other comprehensive income (loss)	144	(205)
Treasury stock, at cost, 29,662 and 29,662 shares at December 31, 2019 and December 31, 2020, respectively	(1,464,727)	(1,464,727)
Total Stockholders’ Equity	1,397,783	1,869,972
Total Liabilities and Stockholders’ Equity	$3,092,173	$3,359,855

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2018	2019	2020
Net revenue:
Managed care and other	$2,350,576	$2,346,935	$2,250,021
PBM	2,606,946	2,218,678	2,327,510
Total net revenue	4,957,522	4,565,613	4,577,531
Costs and expenses:
Cost of care	1,554,691	1,543,524	1,397,855
Cost of goods sold	2,452,703	2,059,285	2,180,717
Direct service costs and other operating expenses (1)(2)	773,915	801,667	880,168
Depreciation and amortization	112,284	110,367	98,387
Interest expense	35,180	35,868	30,865
Interest and other income	(4,884)	(6,857)	(4,054)
Special charges	—	—	34,078
Total costs and expenses	4,923,889	4,543,854	4,618,016
Income (loss) from continuing operations before income taxes	33,633	21,759	(40,485)
Provision (benefit) for income taxes	11,457	9,162	(44,531)
Net income from continuing operations	22,176	12,597	4,046
Income from discontinued operations, net of tax	2,005	43,305	378,289
Net income	$24,181	$55,902	$382,335

Net income per common share:
Basic (See Note A)
Continuing operations	$0.91	$0.52	$0.16
Discontinued operations	0.08	1.79	14.98
Consolidated operations	$0.99	$2.31	$15.14
Diluted (See Note A)
Continuing operations	$0.89	$0.51	$0.16
Discontinued operations	0.08	1.76	14.82
Consolidated operations	$0.97	$2.27	$14.98
(1)	Includes stock compensation expense of $28,936, $24,673 and $25,172 for the years ended December 31, 2018, 2019 and 2020, respectively.
(2)	Includes changes in fair value of contingent consideration of $1,108 for the year ended December 31, 2018.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2018	2019	2020
Net income	$24,181	$55,902	$382,335
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities (1)	56	468	(349)
Comprehensive income	$24,237	$56,370	$381,986
(1)	Net of income tax (benefit) expense of $18, $150 and ($124) for the years ended December 31, 2018, 2019 and 2020, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2017	52,973	$530	(28,771)	$(1,397,962)	$1,274,811	$1,399,495	$(380)	$1,276,494
Stock compensation expense	—	—	—	—	29,472	—	—	29,472
Exercise of stock options	409	4	—	—	23,060	—	—	23,064
Issuance of equity	154	1	—	—	(698)	—	—	(697)
Repurchase of stock	—	—	(830)	(63,040)	—	—	—	(63,040)
Net income	—	—	—	—	—	24,181	—	24,181
Other comprehensive loss—other	—	—	—	—	—	—	56	56
Adoption of ASC 606	—	—	—	—	—	(4,227)	—	(4,227)
Balance at December 31, 2018	53,536	$535	(29,601)	$(1,461,002)	$1,326,645	$1,419,449	$(324)	$1,285,303
Stock compensation expense	—	—	—	—	25,501	—	—	25,501
Exercise of stock options	543	7	—	—	32,708	—	—	32,715
Issuance of equity	206	1	—	—	1,762	—	—	1,763
Repurchase of stock	—	—	(61)	(3,725)	—	—	—	(3,725)
Net income	—	—	—	—	—	55,902	—	55,902
Other comprehensive income—other	—	—	—	—	—	—	468	468
Adoption of ASC 842	—	—	—	—	—	(144)	—	(144)
Balance at December 31, 2019	54,285	$543	(29,662)	$(1,464,727)	$1,386,616	$1,475,207	$144	$1,397,783
Stock compensation expense	—	—	—	—	25,450	—	—	25,450
Exercise of stock options	1,041	11	—	—	64,518	—	—	64,529
Issuance of equity	223	1	—	—	635	—	—	636
Net income	—	—	—	—	—	382,335	—	382,335
Other comprehensive (loss)—other	—	—	—	—	—	—	(349)	(349)
Adoption of ASC 326	—	—	—	—	—	(412)	—	(412)
Balance at December 31, 2020	55,549	$555	(29,662)	$(1,464,727)	$1,477,219	$1,857,130	$(205)	$1,869,972

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2018	2019	2020
Cash flows from operating activities:
Net income	$24,181	$55,902	$382,335
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	132,660	131,509	118,745
Special charges	—	—	34,078
Gain on sale of MCC	—	—	(348,145)
Non-cash interest expense	1,221	1,537	1,652
Non-cash stock compensation expense	29,472	25,501	25,450
Non-cash income tax (benefit) provision	(1,725)	7,052	(10,435)
Non-cash accretion (amortization) on investments	1,344	(433)	4,282
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(99,295)	(133,999)	17,078
Pharmaceutical inventory	127	(4,144)	1,628
Other assets	(25,774)	19,492	(48,328)
Accounts payable and accrued liabilities	9,139	56,843	225,055
Medical claims payable and other medical liabilities	72,347	(28,969)	44,449
Contingent consideration	1,307	(3,877)	—
Tax contingencies	1,803	(1,352)	(3,075)
Deferred credits and other long-term liabilities	18,020	(10,668)	6,361
Other	17	1,452	(369)
Net cash provided by operating activities	164,844	115,846	450,761
Net cash provided by (used in) operating activities from discontinued operations	47,287	(67,768)	271,256
Net cash provided by operating activities from continuing operations	117,557	183,614	179,505
Cash flows from investing activities:
Capital expenditures	(68,275)	(60,402)	(75,480)
Acquisitions and investments in businesses, net of cash acquired	(958)	(727)	(100,604)
Sale of MCC	—	—	1,013,828
Purchases of investments	(557,232)	(514,324)	(804,150)
Proceeds from maturities and sales of investments	498,032	555,960	645,345
Net cash (used in) provided by investing activities	(128,433)	(19,493)	678,939
Net cash (used in) provided by investing activities from discontinued operations	(47,762)	41,830	(119,017)
Net cash (used in) provided by investing activities from continuing operations	(80,671)	(61,323)	797,956
Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	—	—	80,000
Payments to acquire treasury stock	(62,640)	(4,125)	—
Proceeds from exercise of stock options	23,064	32,708	64,167
Payments on debt, finance lease and deferred financing obligations	(122,239)	(67,511)	(131,667)
Payments on contingent consideration	—	(6,247)	—
Other	(1,020)	1,763	637
Net cash (used in) provided by financing activities	(162,835)	(43,412)	13,137
Net cash (used in) provided by financing activities from discontinued operations	(50,900)	50,050	(38,100)
Net cash (used in) provided by financing activities from continuing operations	(111,935)	(93,462)	51,237
Net (decrease) increase in cash and cash equivalents from continuing operations	(75,049)	28,829	1,028,698
Cash and cash equivalents at beginning of period	161,972	86,923	115,752
Cash and cash equivalents at end of period	$86,923	$115,752	$1,144,450

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

1. General

Basis of Presentation

The consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 31, 2020, Magellan Health, Inc. (the “Company”) completed the sale of its Magellan Complete Care business (the “MCC Business”) to Molina Healthcare, Inc. (“Molina”), pursuant to a Stock and Asset Purchase Agreement, dated as of April 30, 2020, by and between the Company and Molina, for cash in the amount of $850 million plus closing adjustments of $158 million (subject to post-closing adjustments, if any), and the assumption by Molina of liabilities of the MCC Business (the “MCC Sale”). The MCC Business was the Company’s business of contracting with state Medicaid agencies and the U.S. Centers for Medicare and Medicaid Services to manage total medical benefits or long-term support services for Medicaid and dual eligible Medicaid and Medicare populations.

On January 4, 2021, the Company and Centene Corporation (“Centene”) entered into an Agreement of Plan of Merger (the “Merger Agreement”) by and among the Company, Centene, and Mayflower Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Centene (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving such merger as a wholly-owned subsidiary of Centene. The Company expects to complete the transaction in the second half of 2021.

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

Healthcare Segment

The Healthcare segment (“Healthcare”) previously consisted of two reporting units – Behavioral & Specialty Health and Magellan Complete Care (“MCC”). As a result of the sale of the MCC Business to Molina, the Healthcare segment now only includes the Behavioral and Specialty Health reporting unit.

The Behavioral & Specialty Health reporting unit’s customers include health plans, accountable care organizations (“ACOs”), employers, the United States military and various federal government agencies for whom Magellan provides carve-out management services for (i) behavioral health, (ii) employee assistance plans (“EAP”) and (iii) other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac and physical medicine. These management services can be applied broadly across commercial, Medicaid and Medicare populations, or on a more targeted basis for our health plans and ACO customers. The Behavioral & Specialty Health unit also includes Magellan’s carve-out behavioral health contracts with various state Medicaid agencies, as well as certain provider assets that deliver primary care and behavioral healthcare services through an integrated approach.

The MCC Business, which is now reflected as discontinued operations, contracts with state Medicaid agencies and the Centers for Medicare and Medicaid Services (“CMS”) to manage care for beneficiaries under various Medicaid and Medicare programs. MCC manages a wide range of services from total medical cost to carve out long-term support services. MCC largely focuses on managing care for more acute special populations including individuals with serious mental illness (“SMI”), dual eligibles, aged, blind and disabled (“ABD”) and other populations with unique and often complex healthcare needs.

Magellan’s coordination and management of these healthcare and long-term support services are provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals, skilled nursing facilities, home care agencies and ancillary service providers. This network of credentialed providers is integrated with clinical and quality improvement programs to improve access to care and enhance the healthcare experience for individuals in need of care, while at the same time making the cost of these services more affordable for our customers. In addition to the Company’s provider assets where it provides treatment services in certain geographies, the Company also employs licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce the complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company did not adopt ASU 2019-12 as of the year ended 2020 but plans to adopt in the first quarter of 2021. The Company does not expect the impact of ASU 2019-12 to be material to its consolidated financial statements.

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

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the years ended December 31, 2018, 2019 and 2020 by major service line, type of customer and timing of revenue recognition (in thousands):

	Year Ended December 31, 2018
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,511,532	$—	$(263)	$1,511,269
EAP risk-based	349,751	—	—	349,751
ASO	249,473	34,130	(344)	283,259
PBM, including dispensing	—	2,183,151	(18,471)	2,164,680
Medicare Part D	—	442,266	—	442,266
PBA	—	132,112	—	132,112
Formulary management	—	70,900	—	70,900
Other	—	3,285	—	3,285
Total net revenue	$2,110,756	$2,865,844	$(19,078)	$4,957,522

Type of Customer
Government	$899,515	$946,606	$—	$1,846,121
Non-government	1,211,241	1,919,238	(19,078)	3,111,401
Total net revenue	$2,110,756	$2,865,844	$(19,078)	$4,957,522

Timing of Revenue Recognition
Transferred at a point in time	$—	$2,625,417	$(18,471)	$2,606,946
Transferred over time	2,110,756	240,427	(607)	2,350,576
Total net revenue	$2,110,756	$2,865,844	$(19,078)	$4,957,522

	Year Ended December 31, 2019
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,504,472	$—	$(290)	$1,504,182
EAP risk-based	339,377	—	—	339,377
ASO	238,239	40,348	(302)	278,285
PBM, including dispensing	—	1,949,225	(18,151)	1,931,074
Medicare Part D	—	287,604	—	287,604
PBA	—	137,885	—	137,885
Formulary management	—	84,567	—	84,567
Other	—	2,639	—	2,639
Total net revenue	$2,082,088	$2,502,268	$(18,743)	$4,565,613

Type of Customer
Government	$916,542	$831,673	$—	$1,748,215
Non-government	1,165,546	1,670,595	(18,743)	2,817,398
Total net revenue	$2,082,088	$2,502,268	$(18,743)	$4,565,613

Timing of Revenue Recognition
Transferred at a point in time	$—	$2,236,829	$(18,151)	$2,218,678
Transferred over time	2,082,088	265,439	(592)	2,346,935
Total net revenue	$2,082,088	$2,502,268	$(18,743)	$4,565,613

	Year Ended December 31, 2020
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,399,532	$—	$(388)	$1,399,144
EAP risk-based	315,306	—	—	315,306
ASO	245,031	46,892	(315)	291,608
PBM, including dispensing	—	2,103,702	(19,936)	2,083,766
Medicare Part D	—	243,744	—	243,744
PBA	—	136,155	—	136,155
Formulary management	—	104,891	—	104,891
Other	—	2,917	—	2,917
Total net revenue	$1,959,869	$2,638,301	$(20,639)	$4,577,531

Type of Customer
Government	$935,138	$821,681	$—	$1,756,819
Non-government	1,024,731	1,816,620	(20,639)	2,820,712
Total net revenue	$1,959,869	$2,638,301	$(20,639)	$4,577,531

Timing of Revenue Recognition
Transferred at a point in time	$—	$2,347,446	$(19,936)	$2,327,510
Transferred over time	1,959,869	290,855	(703)	2,250,021
Total net revenue	$1,959,869	$2,638,301	$(20,639)	$4,577,531

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	December 31,
	2019	2020	$ Change	% Change
Accounts receivable	$717,455	$799,803	$82,348	11.5%
Contract assets	2,162	3,566	1,404	64.9%
Contract liabilities - current	6,728	6,772	44	0.7%
Contract liabilities - long-term	11,099	11,073	(26)	(0.2)%

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $82.3 million, mainly due to timing of payments. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $1.4 million, mainly due to the increase in prepaid contract discounts. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, were consistent with prior year. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, were consistent with prior year.

During the year ended December 31, 2020, the Company recognized revenue of $6.7 million that was included in current contract liabilities at January 1, 2020. The estimated timing of recognition of amounts included in contract liabilities at December 31, 2020 are as follows: 2021—$6.8 million; 2022—$3.5 million; 2023—$3.2 million; 2024 and beyond—$4.3 million. During the year ended December 31, 2020, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

The Company’s accounts receivable consists of amounts due from customers throughout the United States. Collateral is generally not required. A majority of the Company’s contracts have payment terms in the month of service, or within a few months thereafter. The timing of payments from customers from time to time generates contract assets or contract liabilities, however these amounts are immaterial.

Significant Customers

Customers exceeding ten percent of the consolidated Company’s net revenues

The Company had no customers that exceeded ten percent of the Company’s net revenues from continuing operations for the years ended December 31, 2018, 2019 and 2020. The following MCC customers, which are included in discontinued operations, previously exceeded ten percent of the Company’s consolidated net revenues.

The Company had contracts with the Commonwealth of Virginia (the “Virginia Contracts”). The Company began providing Medicaid managed long-term services and supports to enrollees in the Commonwealth Coordinated Care Plus (“CCC Plus”) program on August 1, 2017. On August 1, 2018, the Company began providing integrated healthcare services to Medicaid enrollees in the Commonwealth of Virginia under the Medallion 4.0/FAMIS Managed Care Program (“Medallion”). The Virginia Contracts generated net revenues of $476.7 million, $847.8 million and $1,013.2 million for the years ended December 31, 2018, 2019 and 2020, respectively.

The Company had a contract with the State of New York (the “New York Contract”) to provide integrated managed care services to Medicaid and Medicare enrollees in the State of New York. The New York Contracts generated net revenues of $691.6 million, $836.4 million and $756.4 million for the years ended December 31, 2018, 2019 and 2020, respectively.

The Company had contracts with the Commonwealth of Massachusetts and CMS (the “Massachusetts Contracts”) to provide integrated managed care services to Medicaid and Medicare enrollees in the Commonwealth of Massachusetts. Medicaid services are provided under a Senior Care Options contract (“SCO Contract”) began on January 1, 2016. The Massachusetts Contracts generated net revenues of $682.1 million, $718.9 million and $709.2 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Customers exceeding ten percent of segment net revenues

In addition to the Massachusetts Contracts, New York Contract and Virginia Contracts previously discussed, the following customers generated in excess of ten percent of net revenues for the respective segment for the years ended December 31, 2018, 2019 and 2020 (in thousands):

Segment	Term Date	2018		2019		2020
Healthcare
Customer A	December 31, 2021	$308,649		$324,321		$344,988
Customer B	December 31, 2022	169,508	*	199,036	*	198,199

Pharmacy Management
Customer C	March 31, 2024	344,479		335,682		358,236
*	Revenue amount did not exceed 10 percent of net revenues for the respective segment for the year presented. Amount is shown for comparative purposes only.

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $544.6 million, $537.8 million and $583.0 million for the years ended December 31, 2018, 2019 and 2020, respectively. Net revenues from members in relation to its contract with CMS in aggregate totaled $442.3 million, $287.6 million and $243.7 million for the years ended December 31, 2018, 2019 and 2020 respectively. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $308.7 million, $299.2 million, and $273.0 million for the years ended December 31, 2018, 2019 and 2020, respectively.

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

The Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020, and the Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020. Both acts provide widespread emergency relief for the economy and aid to corporations including several significant provisions related to taxes. As of December 31, 2020, the Company has not utilized any of the provisions that would result in a material impact on its results.

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company has obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. To the extent the Company has such a customer that does not renew, there may be some impact due to taxes paid where the timing and amount of recoupment of these additional costs is uncertain. In the event the Company is unable to obtain rate adjustments to cover the financial impact of the annual fee, the fee may have a material impact on the Company. On January 23, 2018, the United States Congress passed the Continuing Resolution which imposed a one-year moratorium on the health insurance fee (“HIF”), suspending its application for 2019. For 2020 the HIF fee was $36.2 million, of which $12.4 related to continuing operations, which was paid in 2020. Congress repealed the HIF fee effective for plan years after December 31, 2020.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Book overdrafts are reflected within accounts payable on the balance sheets. At December 31, 2019, the Company had $0.5 million in book overdrafts. There were no book overdrafts at December 31, 2020. At December 31, 2020, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of approximately $35 million are included in cash and cash equivalents.

Restricted Assets

The Company has certain assets which are considered restricted for: (i) the payment of claims under the terms of certain managed care contracts; (ii) regulatory purposes related to the payment of claims in certain jurisdictions; and (iii) the maintenance of minimum required tangible net equity levels for certain of the Company’s subsidiaries. Significant restricted assets of the Company as of December 31, 2019 and 2020 were as follows (in thousands):

	2019	2020
Restricted cash and cash equivalents	$51,253	$49,227
Restricted short-term investments	82,772	88,867
Restricted deposits (included in other current assets)	36,215	43,547
Restricted long-term investments	2,307	1,026
Total	$172,547	$182,667

The Company’s equity in restricted net assets of consolidated subsidiaries represented approximately 9.3% of the Company’s consolidated stockholders’ equity as of December 31, 2020 and consisted of net assets of the Company which were restricted as to transfer to Magellan in the form of cash dividends, loans or advances under regulatory restrictions.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$111,085	$—	$111,085
Investments:
U.S. Government and agency securities	30,775	—	—	30,775
Corporate debt securities	—	69,581	—	69,581
Certificates of deposit	—	1,305	—	1,305
Total assets held at fair value	$30,775	$181,971	$—	$212,746

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (2)	$—	$679,554	$—	$679,554
Investments:
U.S. Government and agency securities	42,399	—	—	42,399
Corporate debt securities	—	99,749	—	99,749
Certificates of deposit	—	1,311	—	1,311
Total assets held at fair value	$42,399	$780,614	$—	$823,013
(1)	Excludes $4.7 million of cash held in bank accounts by the Company.
(2)	Excludes $464.9 million of cash held in bank accounts by the Company.

For the years ended December 31, 2019 and 2020, the Company did not transfer any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $381.7 million as of December 31, 2020 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $263.1 million as of December 31, 2020 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

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

As of December 31, 2019 and 2020, there were no material unrealized losses that the Company believed to be other-than-temporary. No realized gains or losses were recorded for the years ended December 31, 2018, 2019, or 2020. The following is a summary of short-term and long-term investments at December 31, 2019 and 2020 (in thousands):

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$30,742	$38	$(5)	$30,775
Corporate debt securities	69,552	40	(11)	69,581
Certificates of deposit	1,305	—	—	1,305
Total investments at December 31, 2019	$101,599	$78	$(16)	$101,661

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$42,389	$11	$(1)	$42,399
Corporate debt securities	99,861	3	(115)	99,749
Certificates of deposit	1,311	—	—	1,311
Total investments at December 31, 2020	$143,561	$14	$(116)	$143,459

The maturity dates of the Company’s investments as of December 31, 2020 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2021	$140,950	$140,847
2022	2,611	2,612
Total investments at December 31, 2020	$143,561	$143,459

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

Property and Equipment

Property and equipment is stated at cost, except for assets that have been impaired, for which the carrying amount has been reduced to estimated fair value. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company capitalizes costs incurred to develop internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. Amortization of capital lease assets is included in depreciation expense and is included in accumulated depreciation as reflected in the table below. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally two to ten years for building improvements (or the lease term, if shorter), three to fifteen years for equipment and three to five years for capitalized internal-use software. The net capitalized internal use software as of December 31, 2019 and 2020 was $69.2 million and $88.3 million, respectively. Depreciation expense was $78.4 million, $71.4 million and $58.4 million for the years ended December 31, 2018, 2019 and 2020, respectively. Included in depreciation expense for the years ended December 31, 2018, 2019 and 2020 was $50.0 million, $46.7 million and $36.2 million, respectively, related to capitalized internal-use software.

Property and equipment, net, consisted of the following at December 31, 2019 and 2020 (in thousands):

	2019	2020
Building improvements	$17,726	$12,027
Equipment	188,611	188,954
Finance leases - property	26,945	10,455
Finance leases - equipment	26,856	32,568
Capitalized internal-use software	570,989	626,186
	831,127	870,190
Accumulated depreciation	(699,415)	(733,451)
Property and equipment, net	$131,712	$136,739

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

Goodwill is tested for impairment at a level referred to as a reporting unit, with the Company’s reporting units with goodwill as of December 31, 2020 comprised of Behavioral & Specialty Health and Pharmacy Management. On December 31, 2020, the Company completed the sale of its MCC reporting unit to Molina.

The fair values of the Behavioral & Specialty Health and Pharmacy Management reporting units were determined using a discounted cash flow method. This method involves estimating the present value of estimated future cash flows utilizing a risk adjusted discount rate. Key assumptions for this method include cash flow projections, terminal growth rates and discount rates.

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

Goodwill for each of the Company’s reporting units with goodwill at December 31, 2019 and 2020 was as follows (in thousands):

	2019	2020
Behavioral & Specialty Health	$410,869	$478,227
Pharmacy Management	395,552	395,552
Total	$806,421	$873,779

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2020 are reflected in the table below (in thousands):

	2019	2020
Balance as of beginning of period	$806,421	$806,421
Acquisition of Bayless	—	67,358
Balance as of end of period	$806,421	$873,779

Intangible Assets

The Company reviews other intangible assets for impairment when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

The following is a summary of intangible assets at December 31, 2019 and 2020, and the estimated useful lives for such assets (in thousands, except useful lives):

	December 31, 2019
					Weighted Avg		Gross		Net
	Original				Remaining		Carrying	Accumulated	Carrying
Asset	Useful Life				Useful Life		Amount	Amortization	Amount
Customer agreements and lists	2.5	to	18	years	3.3	years	$347,033	$(267,977)	$79,056
Provider networks and other	1	to	16	years	2.3	years	20,760	(18,141)	2,619
							$367,793	$(286,118)	$81,675

	December 31, 2020
					Weighted Avg		Gross		Net
	Original				Remaining		Carrying	Accumulated	Carrying
Asset	Useful Life				Useful Life		Amount	Amortization	Amount
Customer agreements and lists	2.5	to	18	years	4.7	years	$380,853	$(306,173)	$74,680
Provider networks and other	1	to	16	years	2.8	years	24,151	(20,692)	3,459
Trade names and licenses	indefinite				indefinite		1,550	—	1,550
							$406,554	$(326,865)	$79,689

Amortization expense was $34.0 million, $38.9 million and $40.0 million for the years ended December 31, 2018, 2019 and 2020, respectively. The Company estimates amortization expense will be $30.5 million, $17.8 million, $9.3 million, $5.8 million and $5.1 million for the years ending December 31, 2021, 2022, 2023, 2024 and 2025, respectively.

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

Medical claims payable balances are continually monitored and reviewed. If it is determined that the Company’s assumptions in estimating such liabilities are significantly different than actual results, the Company’s results of operations and financial position could be impacted in future periods. Adjustments of prior period estimates may result in additional cost of care or a reduction of cost of care in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that additional liability needs to be accrued. The following table presents the components of the change in medical claims payable for the years ended December 31, 2018, 2019 and 2020 (in thousands):

	2018	2019	2020
Claims payable and IBNR, beginning of period	$126,861	$126,311	$123,276
Cost of care:
Current year	1,555,491	1,545,024	1,403,555
Prior years(3)	(800)	(1,500)	(5,700)
Total cost of care	1,554,691	1,543,524	1,397,855
Claim payments and transfers to other medical liabilities(1):
Current year	1,441,621	1,433,214	1,306,519
Prior years	113,620	113,345	107,241
Total claim payments and transfers to other medical liabilities	1,555,241	1,546,559	1,413,760
Claims payable and IBNR, end of period	126,311	123,276	107,371
Withhold payable, end of period(2)	3,418	4,838	4,480
Medical claims payable, end of period	$129,729	$128,114	$111,851
(1)	For any given period, a portion of unpaid medical claims payable could be covered by risk share or reinvestment liabilities (discussed below) and may not impact the Company’s results of operations for such periods.
(2)	Medical claims payable is offset by customer withholds from capitation payments in situations in which the customer has the contractual requirement to pay providers for care incurred.
(3)	Favorable development in 2018, 2019 and 2020 was $0.8 million, $1.5 million and $5.7 million, respectively, and was mainly related to lower medical trends and faster claims completion than originally assumed.

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

The Company believes that the amount of medical claims payable is adequate to cover its ultimate liability for unpaid claims as of December 31, 2020; however, actual claims payments may differ from established estimates.

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

Leases

The Company leases certain office space, distribution centers, land and equipment. We assess our contracts to determine if they contain a lease. This assessment is based on (i) the right to control the use of an identified asset; (ii) the right to obtain substantially all of the economic benefits from the use of the identified asset; and (iii) the right to use the identified asset. The Company elected the short-term lease practical expedient; thus, leases with an initial term of twelve months or less are not capitalized and the expense is recognized on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of renewal options are at the sole discretion of the Company. Renewal options that the Company is reasonably certain to accept are recognized as part of the right-of-use (“ROU“) asset.

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

The following table shows the components of lease expenses for the year ended December 31, 2020 (in thousands):

Year Ended December 31, 2020
Operating lease cost	$9,506
Finance lease cost:
Amortization of right-of-use asset	3,419
Interest on lease liabilities	785
Total finance lease cost	4,204
Short-term lease cost	298
Variable lease cost	2,656
Total lease cost	16,664
Sublease income	(258)
Net lease cost	$16,406

The following table shows the components of the lease assets and liabilities as of December 31, 2020 (in thousands):

December 31, 2020
Operating leases:
Other long-term assets	$23,545

Accrued liabilities	$14,526
Deferred credits and other long-term liabilities	24,923
Total operating lease liabilities	$39,449

Finance leases:
Property and equipment, net	$11,892

Current debt, finance lease and deferred financing obligations	$4,460
Long-term debt, finance lease and deferred financing obligations	11,967
Total finance lease liabilities	$16,427

The maturity dates of the Company’s leases as of December 31, 2020 are summarized below (in thousands):

December 31, 2020
2020	$19,535
2021	14,883
2022	10,349
2023	8,557
2024	3,228
2025 and beyond	673
Total lease payments	57,225
Less interest	(1,349)
Present value of lease liabilities	$55,876

The following table shows the weighted average remaining lease term and discount rate as of December 31, 2020:

December 31, 2020
Weighted average remaining lease term
Operating leases	3.94
Finance leases	3.96
Weighted average discount rate
Operating leases	4.79%
Finance leases	4.39%

Supplemental cash flow information relating to leases is as follows (in thousands):

Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,268
Operating cash flows from finance leases	5,401
Financing cash flows from finance leases	785
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	1,677
Finance leases	3,599

Accrued Liabilities

As of December 31, 2019, the individual current liabilities that exceeded five percent of total current liabilities related to accrued customer settlement liabilities of $21.4 million and accounts payable rebates of $51.0 million. As of December 31, 2020, the individual current liabilities that exceeded five percent of total current liabilities related to accrued employee compensation liabilities of $106.7 million, accounts payable rebates of $101.7 million, state and federal income tax liabilities of $56.6 million and accrued customer settlement liabilities of $41.1 million.

Net Income per Common Share attributable to Magellan

Net income per common share attributable to Magellan is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (see Note 6—“Stockholders’ Equity”).

Stock Compensation

At December 31, 2019 and 2020, the Company had equity-based employee incentive plans, which are described more fully in Note 6—“Stockholders’ Equity”. The Company recorded stock compensation expense of $39.1 million, $29.5 million and $25.5 million for the years ended December 31, 2018, 2019 and 2020, respectively. As stock compensation expense recognized in the consolidated statements of income for the years ended December 31, 2018, 2019 and 2020 is based on awards ultimately expected to vest, it has been reduced for annual estimated forfeitures of zero to four percent. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. The Company uses the Black-Scholes-Merton formula to estimate the fair value of substantially all stock options granted to employees. The Company uses the Monte Carlo simulation to derive the fair value of performance-based restricted stock units (“PSUs”) granted to employees. If vesting of an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes. The Company recognizes compensation costs for awards that do not contain performance conditions on a straight-line basis over the requisite service period, which is generally the vesting term of three years.

Redeemable Non-Controlling Interest

As of December 31, 2020, the Company held a 70% equity interest in Aurelia Health, LLC (“Aurelia”). The other shareholders of Aurelia have the right to exercise put options, requiring the Company to purchase up to 33.3% of the remaining shares during the thirty-day period beginning on January 15, 2022 and each subsequent anniversary thereafter. In addition, for the thirty-day period beginning on January 15, 2022 and each subsequent anniversary thereafter, the Company has the right to purchase 33.3% of the remaining shares (“call option”). The redemption price for these put and call options is based on a fixed multiple of the trailing twelve-month EBITDA at the redemption date. Non-controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders’ equity on the Company’s consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest’s share of net income or loss or its redemption value. The carrying value of the non-controlling interest as of December 31, 2020 was $33.1 million. The Company will evaluate the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company will adjust the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share (“EPS”) calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of December 31, 2020, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

3. Acquisitions

Acquisition of Aurelia Health, LLC

Pursuant to the December 18, 2020 purchase agreement (the “Bayless Agreement”) between Bella Vista Enterprises, Inc., Aurelia Health, LLC and the Company, on December 21, 2020 the Company acquired 70 percent of the outstanding membership interests of Aurelia Health, LLC and its subsidiary Michael B. Bayless, LLC (collectively “Bayless”) (the “Bayless Acquisition”).

The base purchase price for the Bayless Acquisition per the Bayless Agreement was $78.4 million, subject to working capital adjustments. The Company reports the results of operations of Bayless within its Healthcare segment.

The purchase price has been allocated based upon the estimated fair value of net assets acquired at the date of acquisition. A portion of the excess purchase price over tangible net assets acquired has been allocated to identified intangible assets totaling $38.0 million, consisting of total customer contract intangible assets in the amount of $33.8 million, which are being amortized over ten years, non-compete agreements in the amount of $2.4 million, which are being amortized over two to five years, trade name in the amount of $1.6 million, which has an indefinite life, and payor contracts in the amount of $0.2 million, which is being amortized over two years. The acquisition resulted in $67.4 million in goodwill related primarily to anticipated synergies and the assembled workforce of Bayless. The entire excess purchase price over tangible net assets acquired is amortizable for tax purposes, although the Company’s effective rate will not be impacted by the tax amortization.

The estimated fair value of Bayless’ assets acquired and liabilities assumed at the date of the acquisition are summarized as follows (in thousands):

Assets acquired:
Current assets (includes $330 and $7,189 of cash and accounts receivable, respectively)	$9,974
Property and equipment, net	699
Other assets	3,182
Identified intangible assets	38,011
Goodwill	67,358
Total assets acquired	119,224
Liabilities assumed:
Current liabilities	1,825
Other liabilities	4,294
Total liabilities assumed	6,119
Net assets acquired	113,105
Redeemable non-controlling interest	33,006
Total Consideration	$80,099

The Company’s estimated fair values of Bayless’ assets acquired, liabilities assumed and the redeemable non-controlling interest at the date of acquisition are determined based on certain valuations and analyses that have yet to be finalized, and accordingly, the assets acquired, liabilities assumed, and non-controlling interest, as detailed above, are subject to adjustment once the analyses are completed. The Company will make appropriate adjustments to the purchase price allocation prior to the completion of the measurement period as required.

In connection with the Bayless acquisition, the Company incurred acquisition related costs of $2.0 million during the year ended December 31, 2020. These costs are included within direct service costs and other operating expenses in the accompanying consolidated statements of income.

4. Benefit Plans

The Company has a defined contribution retirement plan (the “401(k) Plan”). Employee participants can elect to contribute up to 75 percent of their compensation, subject to Internal Revenue Service (“IRS”) deferral limitations. The Company makes contributions to the 401(k) Plan based on employee compensation and contributions. The Company matches 50 percent of each employee’s contribution up to 6 percent of their annual compensation. The Company recognized $14.9 million, $15.2 million and $18.1 million of expense for the years ended December 31, 2018, 2019 and 2020, respectively, for matching contributions to the 401(k) Plan.

5. Long-Term Debt, Finance Lease and Deferred Financing Obligations

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, and is supplemented by a first supplemental indenture dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. During the years ended December 31, 2019 and 2020, the Company purchased and subsequently retired $11.1 million and $28.9 million of its Notes, respectively, which resulted in a loss on retirement of $0.3 million and $0.7 million, respectively, that is included in interest expense. The Notes were issued at a discount and had a carrying value of $388.4 million and $359.6 million as of December 31, 2019 and 2020, respectively.

The Notes bear interest payable semiannually in cash in arrears on March 22 and September 22 of each year, commencing on March 22, 2018, which rate is subject to an interest rate adjustment upon the occurrence of certain credit rating events. The interest rate on the Notes on December 31, 2020 was 4.900%. The Notes mature on September 22,

2024. The Indenture provides that the Notes are redeemable at the Company’s option, in whole or in part, at any time on or after July 22, 2024, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The Company has elected to borrow in Eurodollar rate loans that currently have a borrowing margin of 1.7500 percent plus the Eurodollar rate for the selected interest period. For year ended December 31, 2020, the weighted average interest rate on the term loan facility was approximately 2.9686 percent. The interest rate on the term loan facility was 2.01% on December 31, 2020. The term loan facility balance under the 2017 Credit Agreement totaled $280.6 million and $263.1 million as of December 31, 2019 and 2020, respectively.

As of December 31, 2020, the contractual maturities of the term loan facility under the 2017 Credit Agreement were as follows: 2021 - $0.0 million; 2022 - $5.0 million; and 2023 - $258.1 million. On December 31, 2019 and 2020, the Company had no revolving loan borrowings under the 2017 Credit Agreement, resulting in a borrowing capacity of $400.0 million. Included in long-term debt and finance lease and deferred financing obligations as of December 31, 2019 and 2020 are deferred loan issuance costs of $5.7 million and $4.2 million, respectively.

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

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had $66.4 million and $32.1 million of letters of credit outstanding under the L/C Agreement on December 31, 2019 and 2020, respectively.

Finance Lease and Deferred Financing Obligations

There were $18.1 million and $16.4 million of finance lease and deferred financing obligations at December 31, 2019 and December 31, 2020, respectively. The Company’s finance lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance leased assets was $53.8 million and $43.0 million at December 31, 2019 and 2020, respectively.

6. Stockholders’ Equity

Stock Compensation

At December 31, 2019 and 2020, the Company had equity-based employee incentive plans. Prior to May 18, 2016, the Company utilized the 2011 Management Incentive Plan (the “2011 MIP”), 2008 Management Incentive Plan (the “2008 MIP”) and 2006 Directors’ Equity Compensation Plan (collectively the “Preexisting Plans”) for grants of stock options, RSAs, RSUs, and stock appreciation rights, to provide incentives to officers, employees and non-employee directors.

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

The 2016 MIP provides for awards of stock options, RSAs, RSUs, performance-based restricted stock units (“PSUs”), stock appreciation rights, cash-denominated awards and any combination of the foregoing. A RSU is a notional account representing the right to receive a share of the Company’s Common Stock (or, at the Company’s option, cash in lieu thereof) at some future date. In general, stock options vest ratably on each anniversary over the three years subsequent to grant, and have a ten year life. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant. The PSUs vest over three years and are subject to market-based conditions. At December 31, 2020, 2,058,875 shares of the Company’s common stock remain available for future grant under the Company’s 2016 MIP.

On February 27, 2014 the board of directors of the Company approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), and the 2014 ESPP was approved by the Company’s shareholders at the 2014 Annual Meeting of Shareholders on May 21, 2014. The 2014 ESPP provides for up to 200,000 shares of the Company’s common stock, plus the number of shares remaining under the 2011 Employee Stock Purchase Plan, to be issued. On May 24, 2018, the Company’s shareholders approved an amendment to the 2014 ESPP to increase by 300,000 the number of shares available for issuance under the plan. During the years ended December 31, 2019 and 2020, 93,632 and 64,011 shares of the Company’s common stock were issued under the employee stock purchase plans, respectively. At December 31, 2020, 151,073 shares of the Company’s common stock remain available for future grant under the Company’s 2014 ESPP.

Stock Options

Summarized information related to the Company’s stock options for the years ended December 31, 2018, 2019 and 2020 is as follows:

	2018		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,458,237	$61.50	2,352,609	$68.10
Granted	477,956	96.39	429,124	66.22
Forfeited	(174,376)	80.21	(112,120)	78.18
Exercised	(409,208)	56.36	(543,752)	60.16
Outstanding, end of period	2,352,609	68.10	2,125,861	69.22

	2020
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding, beginning of period	2,125,861	$69.22
Granted	63,771	62.93
Forfeited	(102,163)	75.63
Exercised	(1,042,186)	61.92
Outstanding, end of period	1,045,283	$75.48	4.55	$12,984
Vested and expected to vest at end of period	1,042,443	$75.51	4.54	$12,936
Exercisable, end of period	841,892	$76.41	3.65	$10,131

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (based upon the difference between the Company’s closing stock price on the last trading day of 2020 of $82.84 and the exercise price) for all in-the-money options as of December 31, 2020. This amount changes based on the fair market value of the Company’s common stock.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2018, 2019 and 2020 was $17.3 million, $5.6 million and $11.8 million, respectively.

The weighted average grant date fair value per share of substantially all stock options granted during the years ended December 31, 2018, 2019 and 2020 was $25.34, $20.64 and $18.55 respectively, as estimated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions:

	2018		2019		2020
Risk-free interest rate	2.54%		2.50%		1.06%
Expected life	4	years	4	years	4	years
Expected volatility	28.20%		35.56%		35.56%
Expected dividend yield	0.00%		0.00%		0.00%

For the years ended December 31, 2018, 2019 and 2020, expected volatility was based on the historical volatility of the Company’s stock price.

As of December 31, 2020, there was $2.3 million of total unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average remaining recognition period of 1.35 years. The total fair value of options vested during the year ended December 31, 2020 was $6.4 million.

In the year ended December 31, 2018, the tax benefit from excess tax deductions included in continuing operations was $5.1 million; tax deficiencies were insignificant. In the year ended December 31, 2019, the net tax expense from tax deficiencies included in continuing operations was $1.5 million, which consisted of $1.8 million of tax deficiencies offset by $0.3 million of excess tax deductions. In the year ended December 31, 2020, the net tax expense from tax deficiencies included in continuing operations was $2.3 million, which consisted of $2.7 million of tax deficiencies offset by $0.4 million of excess tax deductions. The tax impact for discontinued operations was insignificant.

Restricted Stock Awards

Summarized information related to the Company’s nonvested RSAs for the years ended December 31, 2018, 2019 and 2020 is as follows:

	2018		2019		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	31,102	$68.00	11,795	$89.05	39,761	$65.40
Awarded	11,795	89.05	41,905	65.60	54,314	76.72
Vested	(31,102)	68.00	(13,939)	85.99	(39,761)	65.40
Forfeited	—	—	—	—	—	—
Outstanding, ending of period	11,795	89.05	39,761	65.40	54,314	76.72

As of December 31, 2020, there was $3.5 million of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.57 years.

Restricted Stock Units

Summarized information related to the Company’s nonvested RSUs for the years ended December 31, 2018, 2019 and 2020 is as follows:

	2018		2019		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	163,289	$66.46	156,750	$86.68	256,430	$74.12
Awarded	111,033	99.29	212,065	67.92	355,689	62.48
Vested	(84,627)	65.20	(68,993)	81.95	(108,996)	75.15
Forfeited	(32,945)	84.17	(43,392)	76.71	(74,761)	64.79
Outstanding, ending of period	156,750	86.68	256,430	74.12	428,362	65.83

As of December 31, 2020, there was $18.3 million of unrecognized stock compensation expense related to nonvested restricted stock units. This cost is expected to be recognized over a weighted average period of 1.97 years.

Performance-Based Restricted Stock Units

Summarized information related to the Company’s nonvested PSUs for the years ended December 31, 2018, 2019 and 2020 is as follows:

	2018		2019		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	202,315	$84.63	209,019	$103.38	248,559	$104.27
Awarded	80,502	141.61	101,498	101.82	138,114	76.88
Vested	(33,592)	85.0	(43,109)	97.12	(52,861)	76.24
Forfeited	(40,206)	100.96	(18,849)	97.49	(54,867)	85.09
Outstanding, end of period	209,019	103.38	248,559	104.27	278,945	99.80

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

The weighted average estimated fair value of the PSUs granted in the year ended December 31, 2020 was $76.88, which was derived from a Monte Carlo simulation. Significant assumptions utilized in estimating the value of the awards granted include an expected dividend yield of 0%, a risk-free rate of 0.68%, and expected volatility of 20% to 70% (average of 35%).

As of December 31, 2020, there was $9.2 million of unrecognized stock compensation expense related to nonvested PSUs. This cost is expected to be recognized over a weighted average period of 1.96 years.

Net Income per Common Share Attributable to Magellan

The following table reconciles income (numerator) and shares (denominator) used in the Company’s computations of net income per share for the years ended December 31, 2018, 2019 and 2020 (in thousands, except per share data):

	2018	2019	2020
Numerator:
Net income from continuing operations	$22,176	$12,597	$4,046
Income from discontinued operations, net of tax	2,005	43,305	378,289
Net income	$24,181	$55,902	$382,335
Denominator:
Weighted average number of common shares outstanding—basic	24,349	24,243	25,255
Common stock equivalents—stock options	493	142	79
Common stock equivalents—RSAs	15	8	18
Common stock equivalents—RSUs	37	35	104
Common stock equivalents—PSUs	137	131	72
Common stock equivalents—employee stock purchase plan	4	4	4
Weighted average number of common shares outstanding—diluted	25,035	24,563	25,532
Net income per common share—basic:
Continuing operations	$0.91	$0.52	$0.16
Discontinued operations	0.08	1.79	14.98
Consolidated operations	$0.99	$2.31	$15.14
Net income per common share—diluted:
Continuing operations	$0.89	$0.51	$0.16
Discontinued operations	0.08	1.76	14.82
Consolidated operations	$0.97	$2.27	$14.98

The weighted average number of common shares outstanding for the years ended December 31, 2018, 2019 and 2020 was calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the years ended December 31, 2018, 2019 and 2020 represent stock options to purchase shares of the Company’s common stock, restricted stock awards, restricted stock units and stock purchased under the 2014 ESPP.

For the years ended December 31, 2018, 2019 and 2020, the Company had additional potential dilutive securities outstanding representing 0.5 million, 1.0 million and 0.7 million options, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for such periods. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income per common share calculation, as the Company uses the treasury stock method of calculating diluted shares.

Stock Repurchases

The Company’s board of directors has previously authorized a series of stock repurchase plans. Stock repurchases for each such plan could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. Each stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to the terms of the Merger Agreement the Company suspended its stock repurchase programs on January 4, 2021, the date we announced our planned merger with Centene.

The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through November 15, 2021. As of December 31, 2020, the remaining capacity under the Repurchase Program was $186.3 million. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to this program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - December 31, 2019	60,901	61.15	3.7
January 1, 2020 - December 31, 2020	—	—	—
	3,359,140		$213.7

The Company made no share repurchases from January 1, 2021 through February 19, 2021.

7. Income Taxes

Income Tax Expense

The components of income tax expense (benefit) in continuing operations for the following years ended December 31 were as follows (in thousands):

	2018	2019	2020
Income taxes currently payable:
Federal	$8,918	$2,051	$(31,567)
State	3,241	27	(5,238)
	12,159	2,078	(36,805)
Deferred income taxes (benefits):
Federal	(912)	5,378	(5,903)
State	210	1,706	(1,823)
	(702)	7,084	(7,726)
Total income tax expense (benefit)	$11,457	$9,162	$(44,531)

Total income tax expense in continuing operations for the years ended December 31 was different from the amount computed using the statutory federal income tax rate in effect for each respective year for the following reasons (in thousands):

	2018	2019	2020
Income tax expense (benefit) at federal statutory rate	$7,063	$4,569	$(8,501)
State income taxes (benefit), net of federal income tax benefit	3,407	1,285	(1,632)
State contingencies added	2,287	944	1,519
Tax contingencies reversed due to statute closings	(2,500)	(2,860)	(1,762)
Change in valuation allowances	(691)	584	(924)
Share-based compensation	(4,750)	1,715	2,982
Qualified research credit	(1,584)	(1,418)	(2,424)
Non-deductible executive compensation	3,052	3,153	2,717
Non-deductible HIF fees	3,236	—	3,263
Sale of MCC Business	—	—	(39,819)
Other-net	1,937	1,190	50
Total income tax expense	$11,457	$9,162	$(44,531)

Deferred Income Taxes

The significant components of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2019	2020
Deferred tax assets:
Net operating loss carryforwards	$3,824	$3,760
Share-based compensation	9,167	4,365
Other accrued compensation	10,697	17,037
Claims reserves	5,355	2,241
Deferred revenue	4,122	4,491
Accrued severance	1,244	3,505
Other non-deductible accrued liabilities	1,210	1,224
Indirect tax benefits	1,867	2,247
Operating lease--right-of-use liabilities	18,603	13,564
Other deferred tax assets	111	1,962
Total deferred tax assets	56,200	54,396
Valuation allowances	(1,828)	(905)
Deferred tax assets after valuation allowances	54,372	53,491
Deferred tax liabilities:
Depreciation	(20,479)	(29,967)
Amortization of goodwill and intangible assets	(12,569)	(15,670)
Operating lease--right-of-use assets	(15,893)	(7,091)
Other deferred tax liabilities	(5,562)	(6,023)
Total deferred tax liabilities	(54,503)	(58,751)
Net deferred tax liabilities from continued operations	$(131)	$(5,260)

As a result of the MCC Sale, $13.4 million of the Company’s state and local net operating loss carryforwards (“NOLs”) and all of its remaining $1.3 million of federal NOLs were assumed by Molina and therefore the related deferred tax assets were reversed against continuing operations income tax expense in 2020.

The Company and its subsidiaries have $75.0 million of NOLs available to reduce state and local taxable income at certain subsidiaries in 2021 and subsequent years. Most of these NOLs will expire in 2021 through 2039 if not used and are subject to examination and adjustment by the respective tax authorities. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and use. Other than those considered in determining the valuation allowances discussed below, the Company does not believe these limitations will restrict the

Company’s ability to use any of these state and local NOLs before they expire.

The Company’s valuation allowances against deferred tax assets were $1.8 million and $0.9 million as of December 31, 2019 and 2020. The change in valuation allowances of $0.9 million was reflected as a decrease to continuing operations income tax expense. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2018	2019	2020
Balance as of beginning of period	$10,411	$10,823	$9,010
Additions for current year tax positions	2,925	1,180	3,316
Additions for tax positions of prior years	397	699	29
Reductions for tax positions of prior years	(44)	(472)	(85)
Reductions due to lapses of applicable statutes of limitations	(2,906)	(3,177)	(1,826)
Changes due to Tax Act	339	—	—
Reductions due to settlements with taxing authorities	(299)	(43)	—
Balance as of end of period	$10,823	$9,010	$10,444

If these unrecognized tax benefits had been realized as of December 31, 2019 and 2020, $7.6 million and $6.2 million, respectively, would have reduced income tax expense from continuing operations.

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

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2016 expired during 2020. As a result, $1.8 million of tax contingency reserves recorded as of December 31, 2019 were reversed in 2020, of which $1.4 million was reflected as a reduction to income tax expense continuing operations and $0.4 million as a decrease to deferred tax assets. Additionally, $0.1 million of accrued interest was reversed in 2020 and reflected as a reduction to income tax expense from continuing operations due to the closing of statutes of limitations on tax assessments.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2015 expired during 2019. As a result, $3.2 million of tax contingency reserves recorded as of December 31, 2018 were reversed in 2019, of which $2.5 million was reflected as a reduction to income tax expense from continuing operations and $0.7 million as a decrease to deferred tax assets. Additionally, $0.3 million of accrued interest was reversed in 2019 and reflected as a reduction to income tax expense from continuing operations due to the closing of statutes of limitations on tax assessments.

The statutes of limitations regarding the assessment of federal and most state and local income taxes for 2014 expired during 2018. As a result, $2.9 million of tax contingency reserves recorded as of December 31, 2017 were reversed in 2018, of which $2.3 million was reflected as a reduction to income tax expense from continuing operations and $0.6 million as a decrease to deferred tax assets. Additionally, $0.2 million of accrued interest was reversed in 2018 and reflected as a reduction to income tax expense from continuing operations due to the closing of statutes of limitations on tax assessments.

With few exceptions, the Company is no longer subject to income tax assessments by tax authorities for years ended prior to 2017. Further, it is reasonably possible the statutes of limitations regarding the assessment of federal and most state and local income taxes for 2017 could expire during 2021. Up to $1.3 million of unrecognized tax benefits recorded as of December 31, 2020 could be reversed during 2021 as a result of statute expirations, of which $1.1 million would be reflected as a reduction to income tax expense and $0.2 million as a decrease to deferred tax assets. All reversals from statute expirations would be reflected as discrete adjustments during the quarter in which the respective event occurs. As of December 31, 2019 and 2020, the Company had accrued approximately $0.3 million and $0.3 million, respectively, for the potential payment of interest and penalties. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended December 31, 2018, 2019 and 2020, the Company recorded approximately $0.1 million, $0.1 million and $0.0 million, respectively, in interest and penalties.

8. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2018, 2019 and 2020 is as follows (in thousands):

	2018	2019	2020
Income taxes paid, net of refunds	$40,179	$4,774	$49,197
Interest paid	$34,223	$29,892	$29,840
Assets acquired through finance leases and deferred financing	$20,576	$3,302	$3,599

9. Discontinued Operations

Magellan Complete Care – Stock and Asset Purchase Agreement

As discussed in Note 1— “General”, on December 31, 2020, the Company completed the sale of its MCC Business to Molina, pursuant to a Stock and Asset Purchase Agreement, dated as of April 30, 2020, by and between the Company and Molina, for cash in the amount of $850 million plus closing adjustments of $158 million (subject to post-closing adjustments, if any), and the assumption by Molina of liabilities of the MCC Business.

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

The following table summarizes the major classes of assets and liabilities held for sale that were included in the Company’s consolidated balance sheets as of December 31, 2019 (in thousands):

December 31,
2019
Assets Held For Sale
Cash and cash equivalents ($95,202 restricted)	$209,497
Accounts receivable, net	209,496
Short-term and long-term investments ($243,496 restricted)	243,496
Property and equipment, net	6,710
Goodwill	211,735
Other intangible assets, net	85,669
Other current and long-term assets ($2,387 restricted)	32,386
Total Assets Held For Sale	998,989
Less: current portion	663,276
Total Assets Held For Sale, Less Current Portion	$335,713

Liabilities Held For Sale
Accounts payable	$4,625
Accrued liabilities	92,170
Medical claims payable	281,419
Other medical liabilities	31,769
Deferred income taxes	15,063
Tax contingencies	5,388
Deferred credits and other long-term liabilities	16,850
Total Liabilities Held For Sale	447,284
Less: current portion	409,983
Total Liabilities Held For Sale, Less Current Portion	$37,301

The following table summarizes the components of income from discontinued operations that is included in the Company’s consolidated income statements for the years ended December 31, 2018, 2019 and 2020 (in thousands):

	Year Ended
	December 31,
	2018	2019	2020
Managed care and other revenue	$2,529,386	$2,757,511	$2,924,014
Costs and expenses:
Cost of care	2,207,721	2,397,007	2,377,847
Direct service costs and other operating expenses (1)(2)(3)	300,696	292,351	360,783
Depreciation and amortization	20,376	21,142	20,358
Interest expense	216	285	89
Interest and other income	(9,184)	(12,332)	(5,464)
Gain on sale	—	—	(348,145)
Total costs and expenses	2,519,825	2,698,453	2,405,468
Income from discontinued operation before income taxes	9,561	59,058	518,546
Provision for income taxes	7,556	15,753	140,257
Net income from discontinued operations	$2,005	$43,305	$378,289
(1)	Includes stock compensation expense of $536, $828 and $278 for the years ended December 31, 2018, 2019 and 2020 respectively.
(2)	Includes changes in fair value of contingent consideration of $199 and $(2,124) for the years ended December 31, 2018 and 2019, respectively.
(3)	Includes divestiture related expenses of $9,379 for the year ended December 31, 2020.

The Company has retained corporate overhead expenses previously allocated to MCC of $35.1 million, $33.6 million and $30.4 million for the years ended December 31, 2018, 2019 and 2020, respectively.

10. Special Charges

In 2020, the Company established a transformation office which has an initiative (the “Transformation Initiative”) to lower our operating costs and reinvest in our business by improving and automating processes, leveraging technology, consolidating platforms and reducing any friction our customers, providers and members experience when doing business with us. As part of the Transformation Initiative, the Company is in the process of restructuring certain operating activities which has resulted in the Company recording severance of $11.3 million for the year ended December 31, 2020, within special charges in the consolidated statement of operations.

In addition, the Company reevaluated its current office lease footprint. Recoverability of existing operating right-of-use lease assets, and the related fixed assets held at the office locations, to be held and used are measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any lease terminations or abandonments initiated as a result of the Transformation Initiative that result in an impairment of such right-of-use assets and the location’s related fixtures will be reported as special charges. For the year ended December 31, 2020, lease terminations and abandonments resulted in the recognition of non-cash pre-tax impairment of $22.1 million, within special charges in the consolidated statement of operations. The impairment charge reduced the carrying value of these assets to their estimated fair value. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. In addition, the Company accrued various lease shutdown costs of $0.6 million year ended December 31, 2020, respectively, within special charges in the consolidated statement of operations.

The following table summarizes the components of special charges that are included in the Company’s consolidated income statements for the year ended December 31, 2020 (in thousands):

Year Ended
December 31, 2020
Non-cash related special charges
Right-of-use assets	$7,051
Fixed assets	15,081
Total non-cash related special charges	22,132

Cash related special charges
Employee severance and termination benefits	11,330
Lease shutdown costs	616
Total cash related special charges	11,946
Total special charges	$34,078

A roll-forward of the Transformation Initiative liabilities is as follows (in thousands):

	Balance			Balance
	December 31,			December 31,
	2019	Additions	Payments	2020
Employee severance and termination benefits	$—	$11,330	$(347)	$10,983
Lease shutdown costs	—	616	(6)	610
	$—	$11,946	$(353)	$11,593

11. Commitments and Contingencies

Insurance

The Company maintains a program of insurance coverage for a broad range of risks in its business. The Company has renewed its general, professional and managed care liability insurance policies with unaffiliated insurers for a one-year period from June 17, 2020 to June 17, 2021. The general liability policy is written on an “occurrence” basis, subject to a $0.25 million per claim un-aggregated self-insured retention. The professional liability and managed care errors and omissions liability policies are written on a “claims-made” basis, subject to a $1.0 million per claim ($5.0 million per anti-trust claim and $10.0 million per class action claim) un-aggregated self-insured retention for managed care errors and omissions liability, and a $0.25 million per claim un-aggregated self-insured retention for professional liability.

The Company maintains a separate general and professional liability insurance policy with an unaffiliated insurer for its specialty pharmaceutical dispensing operations. The specialty pharmaceutical dispensing operations insurance policy has a one-year term for the period June 17, 2020 to June 17, 2021. The general liability policy is written on an “occurrence” basis and the professional liability policy is written on a “claims-made” basis, subject to a $0.05 million per claim and $0.25 million aggregated self-insured retention.

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, Armed Forces Services Corporation (“AFSC”), conducts business with federal agency customers and federal contractors to such agencies. The Company investigated, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company voluntarily responded to government requests for further information regarding the Company’s investigation. As a result of the Company's disclosure and the ensuing government investigation, a former AFSC executive pleaded guilty in the United States District Court for the Eastern District of Virginia to one count of honest services fraud, and at sentencing in September 2020, the Court ordered the former AFSC executive to pay restitution to AFSC as the victim of that offense. In June 2020, the United States Attorney’s Office for the Eastern District of Virginia (“U.S. Attorney’s Office”) informed the Company of a civil investigation regarding the Company and AFSC related to potential violations of the False Claims Act and/or the Anti-Kickback Act also stemming from the matters self-disclosed by the Company. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the Company or AFSC be held responsible for the reported conduct in a proceeding initiated by the U.S. Attorney’s Office, SBA, Department of Defense and/or other federal agencies, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. Management believes that the resolution of such investigations will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard. AFSC generated approximately 3.0% and 2.4% of the Company’s total revenue from continuing operations for the years ended December 31, 2019 and 2020, respectively.

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

The Company is also subject to or party to certain class actions and other litigation and claims relating to its operations or business practices, including network provider reimbursement, employment practices and privacy and data protection. The Company has recorded reserves that, in the opinion of management, are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard.

Leases

The Company leases certain office space, distribution centers, land and equipment. These leases expire at various dates through August 2029. See Note 2—“Summary of Significant Accounting Policies—Leases” for a discussion of the Company’s leases.

12. Business Segment Information

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

The following tables summarize, for the periods indicated, operating results by business segment for the years ended December 31, 2018, 2019 and 2020 (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2018
Managed care and other revenue	$2,110,756	$240,427	$(607)	$2,350,576
PBM and dispensing revenue	—	2,625,417	(18,471)	2,606,946
Cost of care	(1,554,691)	—	—	(1,554,691)
Cost of goods sold	—	(2,468,170)	15,467	(2,452,703)
Direct service costs and other	(401,083)	(298,713)	(74,119)	(773,915)
Stock compensation expense (1)	6,446	5,458	17,032	28,936
Changes in fair value of contingent consideration (1)	1,108	—	—	1,108
Segment profit (loss)	$162,536	$104,419	$(60,698)	$206,257
Identifiable assets by business segment (2)
Restricted cash	$52,681	$576	$2,954	$56,211
Net accounts receivable	192,239	465,345	150	657,734
Investments	91,841	7,037	—	98,878
Pharmaceutical inventory	—	40,818	—	40,818
Goodwill	410,869	395,552	—	806,421
Other intangible assets, net	32,893	82,072	13,167	128,132

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2019
Managed care and other revenue	$2,082,088	$265,439	$(592)	$2,346,935
PBM revenue	—	2,236,829	(18,151)	2,218,678
Cost of care	(1,543,524)	—	—	(1,543,524)
Cost of goods sold	—	(2,076,509)	17,224	(2,059,285)
Direct service costs and other	(402,006)	(323,162)	(76,499)	(801,667)
Stock compensation expense (1)	7,639	7,834	9,200	24,673
Segment Profit (Loss)	$144,197	$110,431	$(68,818)	$185,810
Identifiable assets by business segment (2)
Restricted cash	$49,027	$2,226	$—	$51,253
Net accounts receivable	201,462	478,627	480	680,569
Investments	94,943	6,718	—	101,661
Pharmaceutical inventory	—	44,962	—	44,962
Goodwill	410,869	395,552	—	806,421
Other intangible assets, net	20,059	61,536	80	81,675

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Year Ended December 31, 2020
Managed care and other revenue	$1,959,869	$290,855	$(703)	$2,250,021
PBM revenue	—	2,347,446	(19,936)	2,327,510
Cost of care	(1,397,855)	—	—	(1,397,855)
Cost of goods sold	—	(2,199,674)	18,957	(2,180,717)
Direct service costs and other	(433,723)	(360,970)	(85,475)	(880,168)
Stock compensation expense (1)	6,876	7,723	10,573	25,172
Segment Profit (Loss)	$135,167	$85,380	$(76,584)	$143,963
Identifiable assets by business segment (2)
Restricted cash	$33,381	$12,658	$3,188	$49,227
Net accounts receivable	229,250	509,086	5,166	743,502
Investments	136,243	7,216	—	143,459
Pharmaceutical inventory	—	43,334	—	43,334
Goodwill	478,227	395,552	—	873,779
Other intangible assets, net	39,446	40,243	—	79,689
(1)	Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to the acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.
(2)	Identifiable assets by business segment are those assets that are used in the operations of each segment. The remainder of the Company’s assets cannot be specifically identified by segment.

The following table reconciles consolidated income before income taxes to Segment Profit for the years ended December 31, 2018, 2019 and 2020 (in thousands):

	2018	2019	2020
Income (loss) from continuing operations before income taxes	$33,633	$21,759	$(40,485)
Stock compensation expense	28,936	24,673	25,172
Changes in fair value of contingent consideration	1,108	—	—
Depreciation and amortization	112,284	110,367	98,387
Interest expense	35,180	35,868	30,865
Interest and other income	(4,884)	(6,857)	(4,054)
Special charges	—	—	34,078
Segment Profit from continuing operations	$206,257	$185,810	$143,963

13. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and 2020 (in thousands, except per share amounts):

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Year Ended December 31, 2019
Net revenue:
Managed care and other	$566,548	$608,614	$591,229	$580,544
PBM and dispensing	552,458	545,675	567,314	553,231
Total net revenue	1,119,006	1,154,289	1,158,543	1,133,775
Costs and expenses:
Cost of care	369,097	408,911	397,697	367,819
Cost of goods sold	526,314	501,081	523,973	507,917
Direct service costs and other operating expenses (1)	202,300	195,907	195,844	207,616
Depreciation and amortization	25,417	28,191	28,890	27,869
Interest expense	9,037	9,070	8,935	8,826
Interest and other income	(1,759)	(1,821)	(1,699)	(1,578)
Special charges	—	—	—	—
Total costs and expenses	1,130,406	1,141,339	1,153,640	1,118,469
Income (loss) from continuing operations before income taxes	(11,400)	12,950	4,903	15,306
Provision (benefit) for income taxes	(3,209)	5,735	782	5,854
Net income (loss) from continuing operations	(8,191)	7,215	4,121	9,452
Income from discontinued operations, net of tax	8,622	6,398	17,153	11,132
Net Income	$431	$13,613	$21,274	$20,584

Weighted average number of common shares outstanding—basic	23,946	24,101	24,426	24,491
Weighted average number of common shares outstanding—diluted	24,213	24,416	24,708	24,905

Net income (loss) per common share—basic:
Continuing operations	$(0.34)	$0.30	$0.17	$0.39
Discontinued operations	0.36	0.26	0.70	0.45
Consolidated operations	$0.02	$0.56	$0.87	$0.84
Net income (loss) per common share—diluted:
Continuing operations	$(0.34)	$0.30	$0.17	$0.38
Discontinued operations	0.36	0.26	0.69	0.45
Consolidated operations	$0.02	$0.56	$0.86	$0.83

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Year Ended December 31, 2020
Net revenue:
Managed care and other	$553,168	$548,711	$568,688	$579,454
PBM and dispensing	569,211	551,364	601,429	605,506
Total net revenue	1,122,379	1,100,075	1,170,117	1,184,960
Costs and expenses:
Cost of care	349,108	321,831	364,438	362,478
Cost of goods sold	533,241	528,067	560,269	559,140
Direct service costs and other operating expenses (2)	204,241	199,756	216,770	259,401
Depreciation and amortization	23,358	23,888	24,730	26,411
Interest expense	8,958	7,995	7,286	6,626
Interest and other income	(1,219)	(551)	(349)	(1,935)
Special charges	—	8,309	16,599	9,170
Total costs and expenses	1,117,687	1,089,295	1,189,743	1,221,291
Income (loss) from continuing operations before income taxes	4,692	10,780	(19,626)	(36,331)
Provision (benefit) for income taxes	5,762	(36,328)	(2,330)	(11,635)
Net income (loss) from continuing operations	(1,070)	47,108	(17,296)	(24,696)
Income from discontinued operations, net of tax	19,320	36,397	28,943	293,629
Net Income	$18,250	$83,505	$11,647	$268,933
				.
Weighted average number of common shares outstanding—basic	24,728	25,054	25,448	25,781
Weighted average number of common shares outstanding—diluted	24,869	25,278	25,448	25,781

Net income (loss) per common share—basic:
Continuing operations	$(0.04)	$1.88	$(0.68)	$(0.96)
Discontinued operations	0.78	1.45	1.14	11.39
Consolidated operations	$0.74	$3.33	$0.46	$10.43
Net income (loss) per common share—diluted:
Continuing operations	$(0.04)	$1.86	$(0.68)	$(0.96)
Discontinued operations	0.78	1.44	1.14	11.39
Consolidated operations	$0.74	$3.30	$0.46	$10.43

(1)	Includes stock compensation expense of $9,400, $5,207, $4,604 and $5,462 for the quarters ended March 31, June 30, September 30 and December 31, 2019, respectively.
(2)	Includes stock compensation expense of $5,797, $6,592, $5,442 and $7,341 for the quarters ended March 31, June 30, September 30 and December 31, 2020, respectively.

14. Subsequent Events

On January 4, 2021, the Company and Centene Corporation (“Centene”) entered into an Agreement of Plan of Merger (the “Merger Agreement”) by and among the Company, Centene, and Mayflower Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Centene (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving such merger as a wholly-owned subsidiary of Centene.