Form 10-K/A
period 2020-12-31
MAGELLAN HEALTH INC
filed 2021-04-29
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 1-6639

__________________________

MAGELLAN HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization) 4801 E. Washington Street Phoenix, Arizona (Address of principal executive offices)	58-1076937 (I.R.S. Employer Identification No.) 85304 (Zip Code)

Registrant’s telephone number, including area code: (800) 642-1716

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	MGLN	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rul 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer, “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Magellan Health, Inc.’s common stock outstanding as of April 16, 2021 was 26,153,303.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Amendment No. 1 on Form 10-K/A

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Magellan Health, Inc. (the “company,” “we,” “us” or “our”) for the fiscal year ended December 31, 2020, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “Original Report” and, as amended by this Amendment, the “2020 Annual Report”), and is being filed to provide certain information required by Items 10, 11, 12, 13 and 14 of Part III and to update certain of the information included in the list of exhibits included in Item 15 of Part IV and the Exhibit Index of the 2020 Annual Report.

The information required by Items 10 through 14 of Part III was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the 2020 Annual Report. The reference on the cover of the Original Report to the incorporation by reference to portions of a definitive proxy statement or amendment to our Form 10-K into Part III of the Original Report is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 15 of the Original Report are hereby amended with the addition of the disclosures set forth in this Amendment. This Amendment does not modify or update the other disclosures presented in the Original Report and does not reflect events occurring after the filing of the Original Report except as set forth in such Items 10 through 15. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

Pursuant to Rule 12b-5 under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Merger Agreement with Centene Corporation

On January 4, 2021, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centene Corporation, a Delaware corporation (“Centene”), and Mayflower Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Centene (“Merger Sub”). The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the acquisition of the company by Centene at a price of $95.00 per share of company common stock in cash. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the company (the “Merger”), with the company surviving the Merger as a wholly owned subsidiary of Centene. The material terms and effects of the Merger are described in the company’s definitive proxy statement on Schedule 14A filed on February 19, 2021 (the “Merger Proxy Statement”). From and after the effective time of the Merger, the company’s common stock will no longer be outstanding, and various equity instruments described in this Amendment which were awarded for compensatory purposes will be treated as described in such proxy statement.

2

MAGELLAN HEALTH, INC.

FORM 10-K/A

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

As of the date of this Amendment, our Board of Directors (the “board”) consists of nine members. The following table lists the age and committee memberships as of the date of this Amendment of each director. A description of each director’s business experience during the past five years is set forth in the next section, entitled “Directors” below.

Name	Age	Committee Membership	Director Since	Independent?
Steven J. Shulman	69	Chairman	2019	Yes
Swati Abbott	57	Nominating/Corporate Governance (Chair); Compliance	2018	Yes
Christopher J. Chen, M.D.	44	Audit; Nominating / Corporate Governance	2020	Yes
Kenneth J. Fasola	61	N/A; CEO	2019	No
Peter A. Feld	42	Management Compensation	2019	Yes
Mural R. Josephson	72	Audit (Chair); Compliance	2020	Yes
G. Scott MacKenzie	57	Management Compensation (Chair); Audit	2016	Yes
Leslie V. Norwalk	55	Compliance (Chair); Management Compensation	2019	Yes
Guy P. Sansone	56	Audit; Compliance; Nominating / Corporate Governance	2019	Yes

Directors

The company’s by-laws require a majority of directors to be independent in accordance with the listing standards of The NASDAQ Global Select Market (“Nasdaq”). Upon the recommendation and with the assistance of the Nominating/ Corporate Governance Committee, the board of directors has determined that, except for Mr. Fasola, who is the company’s chief executive officer, all directors who are currently serving are independent, as that term is defined by the Nasdaq listing standards. For a discussion of these independence standards see “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence” below.

Steven J. Shulman was first elected to the board in his current stint in 2019. He serves as the managing partner at Shulman Family Ventures, Inc., a healthcare private equity firm. He previously served as an operating partner at Water Street Healthcare Partners, LLC, a healthcare- focused private equity firm, from 2008 until March 2015; and Tower Three Partners LLC, another private equity firm, from 2008 until 2018. From 2002 to 2008, Mr. Shulman served as chairman and chief executive officer of Magellan Health Services, Inc. (n/k/a Magellan Health, Inc.), where he spearheaded its turnaround and restructuring following bankruptcy. Mr. Shulman previously served as chairman and chief executive officer of Internet Healthcare Group, LLC and as chairman, president and chief executive officer of Prudential Healthcare, Inc., a healthcare insurer. Prior to that, Mr. Shulman served in senior executive positions at Value Health, Inc. (NYSE:VH), a specialty managed care company he founded and took public. Mr. Shulman currently serves on the board of SOC Telemed (NASDAQ: TLMD), a sponsor of acute telemedicine programs. He also currently serves as a director of several other privately-held companies, including CareCentrix, an analytics and care coordination company supporting at-home care; VillageMD, a national provider of primary care; Facet, a medical device company; Pager, Inc., a mobile healthcare technology company; and Healthmap, an online resource using informal sources for disease outbreak monitoring and surveillance of public health threats.

Swati Abbott was first elected to the board in 2018. She currently serves as the president and chief executive officer of Health Intelligence Company LLC, doing business as Blue Health Intelligence, a healthcare data and analytics company, a post that she has held since 2011. Prior to joining Blue Health Intelligence, Ms. Abbott served as the president of MEDai, Inc., an industry leader in predictive analytics which was acquired by Reed Elsevier in 2008. She also served as managing director for the Medical Management Strategic Business Unit at ViPS. She currently serves on the board of directors of The Ensign Group, Inc. (NASDAQ: ENSG), a publicly-held assisted living, skilled nursing and rehabilitation care company.

Christopher J. Chen, MD was elected to the board for the first time at the 2020 annual meeting. Dr. Chen currently serves as the chief executive officer of ChenMed LLC, a physician-led, family-oriented primary care organization which he founded which is built on a full-risk model serving seniors in 40 cities and municipalities across eight states. He is a clinically trained physician who is board certified in several specialty areas centered around primary care and cardiology and is licensed to practice medicine in several states.

Kenneth J. Fasola was first appointed to the board in 2019 and was elected for the first time at the 2020 annual meeting. He currently serves as the company’s chief executive officer. Mr. Fasola previously served as chief growth officer of ancillary and individual health services at United Healthcare from January to November 2019. Prior to that position, he served as chairman, president and chief executive officer of HealthMarkets, Inc., one of the largest health insurance agencies in the US and a subsidiary of UnitedHealth Group, from September 2010 through January 2019.

Peter A. Feld was first elected to the board in 2019. He serves as a managing member and head of research of Starboard Value LP, a New York-based investment adviser, a position he has held since April 2011. From November 2008 to April 2011, Mr. Feld served as a managing director of Ramius LLC and as a portfolio manager of Ramius Value and Opportunity Master Fund Ltd. Mr. Feld currently serves as a member of the board of directors and the chairman of GCP Applied Technologies Inc. (NYSE:GCP), a construction products technologies company; and as a director of Norton LifeLock Inc., formerly Symantec Corporation (NASDAQ:NLOK), a cybersecurity software and services company. Mr. Feld previously served on the boards of directors of several public companies during the last five years, including AECOM (NYSE: ACM), a multinational engineering firm; Marvell Technology Group Ltd. (NASDAQ:MRVL); The Brink’s Company (NYSE:BCO); Insperity, Inc. (NYSE:NSP); and Darden Restaurants, Inc. (NYSE:DRI).

Mural R. Josephson, CPA was elected to the board for the first time at the 2020 annual meeting. He is a Registered Certified Public Accountant in Illinois and serves as a financial consultant. Mr. Josephson retired from Kemper Insurance Companies in 2002. At Kemper, he held key management positions, including senior vice president and chief financial officer and senior vice president of finance. Prior to joining Kemper, he held several senior level positions at KPMG, including 19 years as an audit partner. Mr. Josephson from 2007 until 2020 served on the board of directors of Argo Group International Holdings, Ltd (NYSE:ARGO), an international underwriter of specialty insurance and reinsurance products in the property and casualty market, where he served on the audit committee as an audit committee financial expert. He also served on the board of directors and as chair of the audit committee at HealthMarkets, Inc., one of the largest health insurance agencies in the US and a subsidiary of UnitedHealth Group, from 2007 to 2019.

G. Scott MacKenzie was first appointed to the board in 2016 and was elected for the first time at the annual meeting in 2017. He currently serves as the chief executive officer of RevSpring, a leading provider of consumer engagement, billing and payment solutions. He previously served as the chief executive officer of M*Modal, Inc., a privately held clinical documentation technology and services company, a position which he held from 2014 to 2019. He also served as the president of Experian Health from 2013 to 2014 and as chief executive officer of Passport Health Communications from 2009 to 2014. Mr. MacKenzie serves on the board of directors of MedHost, Inc., a privately-held healthcare information technology company.

Leslie V. Norwalk, Esq. was first elected to the board in 2019. She serves as strategic counsel to Epstein Becker Green, P.C., a law firm with a focus on healthcare and life science. Additionally, since 2008, Ms. Norwalk has served as an advisor to several private equity firms. From 2006 to 2007, she was the acting administrator of the Centers for Medicare & Medicaid Services, where she managed the operations of federal health care programs, including Medicare and Medicaid. From 2002 to 2005, she was the agency’s deputy administrator. She also previously served in the George H.W. Bush Administration in the White House Office of Presidential Personnel and the Office of the US Trade Representative. Currently, Ms. Norwalk serves on the boards of directors of Neurocrine Biosciences Company (NASDAQ: NBIX), a biopharmaceutical company; Arvinas, Inc. (NASDAQ: ARVN), a clinical-stage biopharmaceutical company; ModivCare (NASDAQ: PRSC), a social services corporation; and NuVasive, Inc. (NASDAQ: NUVA), a medical device company. Within the past five years, Ms. Norwalk served on the board of Volcano Corporation (formerly NASDAQ: VOLC), a medical device company, until its acquisition by Royal Philips NV; Press Ganey Associates, Inc. (formerly NASDAQ: PGND), a health care company known for developing and distributing patient satisfaction surveys; and Endologix, Inc. (NASDAQ: ELGX), a developer and marketer of innovative treatments for aortic disorders.

Guy P. Sansone was first elected to the board in 2019. He currently serves as chairman and chief executive officer of H2 Health, LLC, a privately-held health, wellness and therapy services provider. He previously served as a managing director at Alvarez & Marsal in New York, a financial advisory and consulting firm notable for its work in turnaround management and performance improvement, where he served as chairman of the firm’s Healthcare Industry Group before retiring in January 2020. Mr. Sansone also serves on the board of directors of Brookdale Senior Living (NYSE: BKD), an owner and operator of senior living and retirement communities; and Mednax Inc. (NYSE: MD), a physician-led national medical group. He previously served on the board of directors of Civitas Solutions, Inc. (NYSE: CIVI) until its acquisition by Celtic Intermediate Corp. in March 2019. From November 2014 through December 2016, Mr. Sansone served as the interim chief executive officer of the Visiting Nurse Service of New York, the largest post-acute home-based services provider in New York State. He also served as interim president of Life Cell Corporation and as chief restructuring officer of Erickson Retirement Communities (n/k/a Erickson Living).

Starboard Agreement

On December 13, 2018, Starboard Value LP and certain of its affiliates (collectively, “Starboard”) announced that they had acquired beneficial ownership of approximately 9.8% of the company’s outstanding stock. On February 22, 2019, Starboard notified the company and announced its intention to nominate six director candidates for election at the 2019 annual meeting in opposition to the company’s director candidates. On March 28, 2019, the company entered into an agreement with Starboard regarding, among other things, the membership and composition of the board and committees thereof (the “Starboard Agreement”). Under the terms of the Starboard Agreement, the company appointed Messrs. Shulman, Feld and Sansone and Ms. Norwalk to serve on the board and agreed to nominate them for election to the board at the 2019 annual meeting. Each of these individuals was elected by the stockholders at the 2019 annual meeting. The company has no continuing obligation under the Starboard Agreement regarding who is nominated for election as a director in the future.

EXECUTIVE OFFICERS

The following table lists the ages, positions and year first appointed for each of our executive officers as of the date of this Amendment. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Year Appointed
Kenneth J. Fasola	61	Chief Executive Officer	2019
David Bourdon	52	Chief Financial Officer	2020
James E. Murray	67	President and Chief Operating Officer	2019
Mostafa M. Kamal	40	Chief Executive Officer, Magellan Rx Management	2015
David Haddock	51	General Counsel and Secretary	2020
Caskie Lewis-Clapper	56	Chief Human Resources Officer	2004

Information for Kenneth J. Fasola, our current chief executive officer, is presented above under “Directors.”

David Bourdon. Mr. Bourdon was appointed as chief financial officer effective September 8, 2020. He previously served as chief financial officer for Cigna Corporation’s Integrated Medical, Life and Disability and International Markets businesses. Prior to those positions, Mr. Bourdon served as chief financial officer for numerous other Cigna businesses since 2005.

James E. Murray. Mr. Murray was appointed as president and chief operating officer effective December 9, 2019. He previously served as president of PrimeWest Health in 2019 and as chief executive officer of LifeCare Health Partners from 2017 to 2019. LifeCare Hospitals filed for protection under Chapter 11 of the Bankruptcy Code in 2019. Prior to holding those positions, Mr. Murray served as chief operating officer of Humana.

Mostafa M. Kamal. Mr. Kamal previously served as senior vice president and general manager of Magellan Rx Management’s specialty pharmacy business, as well as its chief underwriting officer. From 2011 to 2014, Mr. Kamal was vice president of pricing, underwriting and analytics. Before joining the company, he served as director of strategy and analytics at Medco Health Solutions, Inc. (now known as Express Scripts). He currently serves as a director of the Pharmaceutical Care Management Association.

David Haddock. Mr. Haddock was appointed as general counsel and secretary in February 2020. Prior to joining the company, Mr. Haddock was the general counsel and secretary at Quality Care Properties, Inc., a healthcare real estate investment trust, from November 2016 to July 2018. From 2010 to 2013, he served as the general counsel and secretary at Sunrise Senior Living, an operator and developer of senior living facilities.

Caskie Lewis-Clapper. Ms. Lewis-Clapper has held several senior positions in human resources since joining the company in 1999. Prior to joining Magellan, Ms. Lewis-Clapper served as Human Resources Operations lead for Helix Health, a Baltimore, Maryland-based health care system. Prior to joining Helix, she was with General Physics Corporation, where as a staff consultant she worked with clients across several industries on learning, organizational development and performance improvement initiatives.

CODES OF ETHICS

The board has adopted a Code of Ethics for Directors, covering directors only, and a Code of Ethics for Covered Officers, covering senior executives and individuals reporting directly to the chief executive officer and finance department employees at a vice president level or above. In addition, the company has adopted a Code of Conduct covering all employees.

The Code of Ethics for Directors deals with conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of company assets, compliance with laws, insider trading and personal loans to executive officers and directors. The Code of Ethics for Covered Officers deals with good faith and fair dealing in all negotiations and transactions, actual and apparent conflicts of interest, responsible use and protection of company assets, disclosures filed with the SEC or otherwise communicated to the public, compliance with laws, prompt reporting of violations of the code of ethics and other applicable policies, and accountability with respect to compliance with the code of ethics.

The Code of Conduct, among other things, contains a whistleblower policy that sets forth steps an employee should take if he or she has a question about a legal or ethical issue related to his or her job or the company, and prohibits retribution against any person raising an issue.

The company will provide to any person without charge, upon request, copies of its Code of Ethics for Directors, Code of Ethics for Covered Officers and Code of Conduct for all employees. Any such request should be made in writing to the Investor Relations Department, Magellan Health, Inc., 4801 E. Washington Street, Phoenix, Arizona 85034. The Code of Ethics for Directors, Code of Ethics for Covered Officers and Code of Conduct are also available in the Investor Relations — Corporate Governance section of our website at MagellanHealth.com. The company intends to disclose any future material amendments to the provisions of the codes of ethics and material waivers from such codes of ethics, if any, made with respect to any of its directors and executive officers on its website.

AUDIT COMMITTEE

Our board has a standing Audit Committee. The board has adopted a written charter for the Audit Committee which is available in the Investor Relations – Corporate Governance section of our website at MagellanHealth.com. Our Audit Committee as of the date of this Amendment is made up of Messrs. Josephson (chair), MacKenzie and Sansone and Dr. Chen. All members of the Audit Committee are independent, as independence is defined in Rule 10A-3 under the Exchange Act and under the Nasdaq listing standards. Our board has determined that Mr. Josephson qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.

Item 11 – Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Elements of our 2020 Compensation Program

The various elements of our 2020 executive compensation program for our Named Executive Officers (“NEOs”) are described below:

Compensation Element	Objective	Description
Base Salary	Attract and retain high-quality executive talent and provide basic financial security	Based on a number of factors including the executive’s role, individual performance and competitive compensation for similar roles in our industry
Annual Cash Incentive	Motivate executives to achieve annual financial and other operational performance goals that are key to achievement of our business strategy	Based on segment profit results company-wide and by business unit
Long-Term Equity Incentives	Align the long-term interests of executives with those of our stockholders, motivate executives to achieve long-term performance objectives and retain key talent

Based on a combination of 50% PSUs, whose ultimate value is measured based on three-year total shareholder return relative to companies in the S&P Health Care Services Industry Index, and 50% RSUs that vest over a three-year period

Deferred Compensation	Provide an opportunity to save and prepare for retirement	Offered through our 401(k) savings plan and our non-qualified deferred compensation program, which includes company and elective contributions
Employee Benefits (Health and Welfare)	Provide protection for executives and their families in the event of death, disability or illness	Offered through our medical, dental and vision plans, as well as supplemental life insurance and supplemental disability insurance

The mix of elements of our executive compensation program, illustrated below, is designed so that a large portion of the target compensation is performance-based (83% for our CEO in 2020 and 79% on-average for our other NEOs) and tied to our financial and stock price performance results.

2020 CEO Target Annual Direct Compensation	2020 Average NEO Target Annual Direct Compensation(1)

(1)	Figures are based on the simple average of the target figures for Messrs. Bourdon, Murray, Kamal, Haddock and Rubin for 2020.

Role of the Management Compensation Committee

The Management Compensation Committee (the “committee”) of our board of directors in 2020 was comprised of four members of the board prior to the 2020 annual meeting and three members after the meeting, all of whom the board determined were independent for purposes of the Nasdaq listing standards. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence” below. The duties and responsibilities of the committee included:

•	establishment of our general compensation philosophy, and oversight of the development and implementation of compensation programs;

•	review and approval of the means used for applying our corporate goals and our specific company-wide, business unit and individual performance objectives to be used in determining the compensation of our chief executive officer, our other NEOs and other members of senior management;

•	review and approval of the actual compensation awards for our chief executive officer and our other NEOs; and

•	development of recommendations to our board with respect to our various compensation plans and programs and overseeing the activities of the individuals and committees responsible for administering those plans.

In practice, the committee specifically determined the compensation payable to the NEOs and our other executive officers with input from the chief executive officer and the committee’s independent compensation consultants.

Compensation Consultant

The committee engaged a nationally-recognized independent compensation consulting firm to provide the committee with information supporting compensation decisions with respect to our NEOs, other executive officers and key employees for their compensation in 2020. The committee was advised by Frederic W. Cook & Co. (“FW Cook”) on its management compensation plans and programs. FW Cook provided its report to the committee in mid-December 2019 and provided supplemental advice in connection with the hiring of Mr. Murray and Mr. Haddock in December 2019 and Mr. Bourdon in August 2020. The compensation consultant is engaged directly by the committee, although it periodically interacts with management to gather relevant data, to implement compensation plans and programs and to assist in the preparation of the company’s proxy statement and other public filings. The committee annually reviews the independence status of the compensation consultant under applicable SEC and Nasdaq rules and, for 2020, determined that FW Cook had no conflict of interest in its role as compensation consultant to the committee. The committee has sole authority to determine the compensation for and to terminate the compensation consultant’s services. The committee annually instructs the compensation consultant to perform a market analysis and develop competitive market data of comparable companies for all elements of compensation. The compensation consultant also provides advice to the committee on which companies it may consider comparable for these purposes. Based on its market analysis, the compensation consultant formulates a range of values within major elements of compensation, which the committee considers in making its compensation decisions. The compensation consultant does not determine the amount or form of executive and director compensation; its role is limited to providing data and advice to the committee for its consideration.

Our Peer Group and Other Market Data Sources

As a specialty managed healthcare company operating in multiple business segments, we have few similar peer companies with which we directly compete in the marketplace. However, we compete generally in the market for superior healthcare executive talent and seek to structure our incentives and compensation to attract, reward and retain those individuals. As a result, the committee instructed FW Cook in late 2019 to perform a broad multi-industry market analysis and an analysis of publicly-traded healthcare provider, service and pharmacy benefit management companies, to develop competitive market data to support compensation decisions regarding our NEOs and other executive officers. FW Cook provided a supplemental report to the committee in connection with the hiring of Messrs. Murray and Bourdon. FW Cook received and compiled aggregated data from broad-based market surveys in which we participated or were purchased by us. These market surveys contain compensation data for hundreds of companies operating in the healthcare and various other industry sectors of comparable size. FW Cook provided the committee with a proprietary statistical summary of this information, presented in chart form. This summary information consisted of marketplace consensus of 25th percentile, median and 75th percentile amounts for major elements of direct compensation (e.g., base salary, total cash compensation and total direct compensation) for executive officer positions which were considered comparable to that of each of the company’s NEOs.

FW Cook also reviewed for comparative purposes the executive compensation reported by the following companies which operate in lines of business in which our company is engaged, including managed care companies, pharmacy benefit management companies and specialized healthcare services companies with annual revenues ranging from 4.7% to 912% of our estimated revenues for 2019, ranking at the 70th percentile within this peer group. Consensus figures were developed by weighting the peer group values by 33% and the other surveys by 67%.

Addus HomeCare	Select Medical Holdings
Centene Corp.	The Providence Service Corp. (now named ModivCare)
Diplomat Pharmacy, Inc.	Molina Healthcare, Inc.
Encompass Health	Triple-S Management Corp.
Health Insurance Innovations	Universal Health Services, Inc.
MAXIMUS	WellCare Health Plans, Inc.

Mr. Fasola’s actual total direct compensation was reviewed, both with and without adding-in his sign-on equity awards, and was found to be in both cases below the median of the peer group. His base salary was also below the median, as was his total cash compensation.

Magellan CEO Target Compensation Compared to Peer Group

(000s)

				Peer Group*
	Target		Percentile of Peer Group	25th Percentile	Median	75th Percentile
Base Salary	$1,000		45%	$750	$1,030	$1,346
Total Cash Compensation	$2,000		40%	$1,500	$2,096	$3,364
Total Direct Compensation	$7,333	(1)	49%	$4,071	$7,442	$12,628

(1)	This figure includes the annualized value of his sign-on equity awards. Excluding sign-on equity awards, this figure is $6,000, which corresponds to a percentile ranking of 43%

*	Information for the 2020 Peer Group included certain information which was publicly-disclosed in 2019 and relates to service at those companies in 2018.

Mix of Compensation

The committee annually sets target compensation for each of the NEOs which is allocated among a three-part program which includes base salary and benefits, annual bonuses under our Incentive Compensation Plan (“ICP”) and long-term incentive equity awards. In general, base salary and bonus opportunities are determined by an assessment of the degree of impact the individual has over company performance and competitive compensation for similar positions. Bonuses are funded based on segment profit performance company-wide and by business unit. Long-term incentive equity awards are made by determining a target value representing a percentage of base salary, divided by a per share value yielded by a Monte Carlo simulation, Black-Scholes model or other applicable valuation model appropriate for the type of equity instrument awarded. The committee believes that this three-part program, which is heavily-weighted toward performance-based compensation, and within the performance-based component is heavily-weighted toward long-term equity compensation, incentivizes management to maximize the sustainability of the company’s performance over the long-term and is in the best interests of its stockholders.

The charts below demonstrate that the performance-based elements of our executive compensation program, which consist of ICP awards and equity awards, made up the majority of our NEOs’ compensation in 2020.

Targeted and Actual Mix of Compensation for 2020

(1)	Base salary rates used in this graph represent rates which were effective 4/1/20, except in the case of Mr. Murray, whose base salary became effective on 12/9/19; Mr. Haddock, whose base salary became effective on 2/3/20; and Mr. Bourdon, whose base salary rate became effective on 9/8/20; in each case upon commencement of service.

(2)	Base salary used in this graph represents actual base salary paid during 2020, including paid time off.

(3)	Equity awards are valued at their grant values. The actual realized values of the equity awards will depend, in the case of PSUs, on the company’s relative total shareholder return over a three-year performance period as compared to a group of peer companies, and the PSUs are settled based on a percentage of the target award. RSUs are valued at the closing price of our stock on the date of the award. See “Equity Awards” below. The realized values of the RSUs will depend on the price of the company’s stock on the annual vesting dates. Mr. Murray’s 2020 equity award included a sign-on equity award made in the form of PSUs, time-vesting RSUs and stock options. Mr. Haddock’s 2020 equity award was a sign-on equity award made in the form of PSUs and time-vesting RSUs. Mr. Bourdon’s 2020 equity award was a sign-on equity award made in the form of PSUs and time-vesting RSUs. Targeted equity award values are based on actual annual 2020 award values for Messrs. Fasola, Murray, Kamal and Rubin, and target annual award values for Mr. Bourdon and Mr. Haddock.

Base Salary

The committee determines base salary for each of our NEOs based on several factors, including the following:

•	Evaluation of individual performance;

•	Competitive market data provided through survey and peer group data for comparable roles;

•	Scope, complexity, difficulty and criticality of the individual executive’s role; and

•	Consideration of the need to retain the individual.

The employment agreements we have entered into with each of our NEOs specify an initial amount which is subject to annual review and adjustment. Base salary amounts may also be adjusted when an executive is promoted or assumes additional responsibilities. The following table shows the percent increase and base salary rate for our NEOs effective April 1, 2020 for each of the NEOs other than Mr. Murray, whose base salary was as of December 9, 2019, when he began serving; Mr. Haddock, whose base salary was as of February 3, 2020, when he began serving; and Mr. Bourdon, whose base salary rate was as of September 8, 2020, when he began serving:

2020 Base Salary Rates

Named Executive Officer	2019 Base Salary	Percent Increase	2020 Base Salary
Mr. Fasola	$1,000,000	N/A	$1,000,000
Mr. Bourdon(1)	N/A	N/A	$525,000
Mr. Murray(2)	$750,000	N/A	$750,000
Mr. Kamal	$562,380	5%	$590,499
Mr. Haddock(3)	N/A	N/A	$525,000
Mr. Rubin	$631,236	3%	$650,173

(1)	Mr. Bourdon began serving on 9/8/20 and his base salary rate for 2020 was negotiated as part of his employment agreement.

(2)	Mr. Murray began serving on 12/9/19 and his base salary rate for the remaining period in 2019 and for 2020 was negotiated as part of his employment agreement.

(3)	Mr. Haddock began serving on 2/3/20 and his base salary rate for 2020 was negotiated as part of his employment agreement.

In maintaining Mr. Fasola’s base salary at $1,000,000, the committee reviewed competitive market rates, including the base salary paid to the 2020 Peer Group, and determined that $1,000,000 was an appropriate base salary. To determine the 2020 adjustments to base salaries for Messrs. Kamal and Rubin, in early 2020, Mr. Fasola completed an analysis of each executive’s current base salary compared to competitive market rates and each executive’s individual performance, and recommended salary increases to the committee based on his analysis. The committee reviewed Mr. Fasola’s recommendations for base salary increases for 2020 and adjusted the increases in its discretion. Mr. Bourdon’s and Mr. Haddock’s base salaries were set based on competitive market data provided by our compensation consultant also taking into account their background and experience. Mr. Murray’s base salary was set based on a competitive review of similar roles in our industry, as well as considering his experience and the significant business transformation initiatives he is responsible for formulating and implementing.

Annual Bonuses

The NEOs also participate in our ICP, which provides annual incentive cash bonuses and is available to all management-level employees. At the beginning of each year, the committee establishes performance targets and corresponding funding factors for achievement of segment profit, considered on a company-wide basis and at the individual’s specific business unit. The ICP was funded for 2020 with a 100% weighting based on segment profit performance company-wide and within several business units. After the end of the year, the committee reviews the company’s performance in relation to these targets, assesses the recommendations of the chief executive officer, and determines the amount of individual ICP awards for the NEOs for that year. Segment profit is determined based on the following business units: Magellan Health Corporate, Magellan Behavioral and Specialty Health, Magellan Rx Management and Magellan Complete Care. We successfully sold Magellan Complete Care to Molina Healthcare at the end of 2020.

ICP awards are calculated so that segment profit performance has a funding factor that varies from 40% at threshold up to a maximum of 200% of the individual executive’s target award opportunity, subject to further adjustment in the committee’s discretion based on individual performance. If threshold segment profit performance is not attained for the company overall, no awards are paid to any of the NEOs, regardless of which business unit they are measured against.

Target segment profit performance for 2020 was set at $260 to $265 million company-wide, $142.5 million for the Magellan Behavioral and Specialty Health business unit, $90.0 million for the Magellan Rx Management business unit and $67.5 for the Magellan Complete Care business unit, each before adjusting for the ICP target and actual award payouts but after making certain adjustments related to the COVID-19 pandemic’s impact on our business which included increasing targets in some cases. The sum of the three business unit segment profit targets does not equal the company-wide segment profit target due to corporate overhead and liabilities that are not allocated to the business units.

The chart below shows performance and formula payout at threshold, target and maximum company-wide performance levels.

	Segment Profit
	Performance as a % of Target	Segment Profit Amount*	Payout as % of Target
Maximum	135%	$357.8	200%
Target	100%	$260.0 to $265.0	100%
Threshold	80%	$208.0	40%

*	Dollars in millions. Segment profit amounts set forth above are before adjusting for the ICP target and actual awards and are based on company-wide results.

Mr. Bourdon was not eligible for an ICP award in 2020 based on his hire date of September 8, 2020. However, in lieu of his 2020 ICP award, he received a sign-on bonus equal to $500,000, payable in two installments. The first installment of $250,000 was paid on September 18, 2020 and the second installment of $250,000 was paid on December 31, 2020. The committee approved an ICP award for Mr. Rubin based on his service in 2020 and agreeing to remain employed until his replacement was hired and for a period of time afterwards in order to ensure a smooth transition.

We define “segment profit” as profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest and other income, changes in fair value of contingent consideration recorded in relation to acquisitions, gain on sale of assets, special charges or benefits, and income taxes. We use segment profit information for internal and external reporting and control purposes and consider it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Segment profit information referred to in this proxy statement may be considered a non-GAAP financial measure.

The company’s segment profit disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Report differs from the adjusted segment profit amount used for purposes of determining ICP awards because the cost of the ICP awards at target and actual is added back to the original target, which is net of the ICP awards. Further information regarding this measure, including the reasons management considers this information useful to investors, and a reconciliation to the GAAP measures set forth under “Results of Operations,” is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results” and “— Non-GAAP Measures” in the Original Report, and will be included in our Quarterly Reports on Form 10-Q to be filed with the SEC as required.

The committee has determined that segment profit is an appropriate measure of company and business segment performance for purposes of determining annual bonuses. We use segment profit in our management reporting and decision-making. In addition, we discuss segment profit when reporting our financial results and believe many stockholders and analysts use it as an important measure of overall company performance. Setting annual bonus performance targets based upon segment profit is designed to align incentives for our executives and employees with the interests of our stockholders.

Each individual’s ICP bonus target is determined as a percent of base salary. Set forth below is the range of values which may be awarded under the ICP formula (or in the case of Mr. Bourdon, outside the ICP) to the NEOs and the amount of the actual bonus awards:

2020 Bonus Ranges

Named Executive Officer	Base Salary(1)	Below Threshold(2)	Target Percentage (3)	Target Amount	Maximum Target Percentage (4)	Actual 2020 Bonus Amount(5)
Mr. Fasola	$1,000,000	$0	100%	$1,000,000	200%	$2,500,000
Mr. Bourdon(6)	$525,000	N/A	N/A	N/A	N/A	$600,000
Mr. Murray	$750,000	$0	85%	$637,500	200%	$1,156,250
Mr. Kamal	$590,499	$0	80%	$472,399	200%	$719,639
Mr. Haddock(7)	$525,000	$0	65%	$341,250	200%	$1,090,723
Mr. Rubin(8)	$650,173	$0	85%	$552,647	200%	$828,971

(1)	Base salary represents the rate of pay effective as of 4/1/20 for the NEOs except as of 12/9/19 for Mr. Murray, 2/3/20 for Mr. Haddock and 9/8/20 for Mr. Bourdon, the dates of commencement of their service.

(2)	Threshold for the segment profit portion of the annual bonus award was the achievement of $208.0 million of company-wide segment profit, before adjusting for target and actual ICP awards but after adjusting for the impact of the COVID-19 pandemic. Under the ICP, regardless of which business segment the executive was assigned, if the company-wide threshold segment profit performance was not attained, the company will not pay any award to the NEO. For our business segment leaders, threshold for payment of the segment profit portion of the bonus was also $114.0 million of segment profit for our Behavioral and Specialty Health unit, $72.0 million for our Magellan Rx Management unit and $54.0 million for our Magellan Complete Care unit.

(3)	Target bonus is specified as a percentage of base salary rates in effect at December 31, 2020.

(4)	The maximum target formula amount is calculated at 200% of the target amount, which is expressed in the preceding columns as a percentage of base salary. A maximum target formula amount would be awarded if segment profit performance targets are exceeded by 135% or more. The formula amount is subject to adjustment in the discretion of the committee based on individual performance.

(5)	Actual bonus amounts reflect committee-approved bonuses taking into account formula target percentages, segment profit performance and individual performance during the year.

(6)	Mr. Bourdon began service on 9/8/20 and was not entitled to receive a formula ICP bonus for 2020. Under the terms of his employment agreement, he received a negotiated sign-on cash bonus of $500,000 which was paid in two equal installments on 9/18/20 and 12/31/20. Mr. Bourdon also received a discretionary bonus of $100,000 under the ICP based on his individual performance during 2020.

(7)	Mr. Haddock began service on 2/3/20 and his formula ICP bonus was prorated based on the portion of the year that he served. The base salary and target percentages and amounts set forth above are non-prorated figures, while the actual bonus amount was prorated. Mr. Haddock received an additional bonus of $525,000 outside of the ICP for the successful divestiture of Magellan Complete Care as of 12/31/20.

(8)	Mr. Rubin’s bonus represents a full year bonus following his retirement as chief financial officer on 9/8/20 and subsequent termination at the end of his transition period on 12/31/20.

Equity Awards

In 2020 we provided our NEOs with equity awards under our 2016 Management Incentive Plan (the “2016 MIP”). The equity awards are designed to act as a long-term incentive vehicle to promote a focus on longer term goals, to build stockholder value and to retain our senior executives. Our equity awards for our NEOs, when added to base salary and annual bonus under the ICP, are targeted at or above the 50th percentile, depending on performance, of total compensation in the marketplace consensus prepared by the committee’s compensation consultant. Our policy is to grant annual equity awards on the third business day of March, shortly after the filing of our annual report on Form 10-K. We may also grant equity awards at other times during the year when we hire new executives or when an executive’s role is expanded. For new hires like Messrs. Murray, Haddock and Bourdon, we grant sign-on equity awards on the first business day of the first month following the start of employment. See “Equity Award Procedures Generally” below.

Consideration of annual equity awards is made as part of the annual review of other compensation components, and is based on both competitive market analyses and individual and company performance assessments. The annual equity awards to Messrs. Murray, Kamal and Rubin and our other executive officers were approved by the committee on the recommendation of the chief executive officer and were subject to adjustment at its discretion.

Mr. Murray began serving as president and chief operating officer on December 9, 2019, shortly after entering into an employment agreement with the company on December 3, 2019. Under the terms of his employment agreement, Mr. Murray was to receive sign-on equity awards consisting of PSUs with a value of $1,500,000, non-qualified stock options with a value of $750,000 and RSUs with a value of $750,000. The number of sign-on PSUs awarded on January 2, 2020 was 14,006, vesting at the end of three years and based on a fair market value determined by using a Monte Carlo simulation of TSR for our stock compared against an index of health care companies; 25,346 non-qualified stock options exercisable at $76.64 per share and vesting over a three-year period, determined by using a Black-Scholes valuation formula; and 9,786 RSUs vesting over a three-year period, determined based on the closing price of our stock on the grant date.

Mr. Haddock began serving as general counsel on February 3, 2020, shortly after entering into an employment agreement with the company. Under the terms of his employment agreement, Mr. Haddock was to receive sign-on equity awards consisting of PSUs with a value of $750,000 and RSUs with a value of $750,000. Mr. Haddock was awarded these sign-on awards on March 2, 2020 which included 10,605 PSUs vesting at the end of three years and based on a fair market value determined by using a Monte Carlo simulation of TSR for our stock compared against an index of health care companies; and 12,710 RSUs vesting over a three-year period, determined based on the closing price of our stock on that date.

Mr. Bourdon began serving as chief financial officer on September 8, 2020, shortly after entering into an employment agreement with the company. Under the terms of his employment agreement, Mr. Bourdon was to receive sign-on equity awards consisting of PSUs with a value of $500,000 and RSUs with a value of $500,000. Mr. Bourdon was awarded these sign-on awards on October 1, 2020 which included 4,362 PSUs vesting at the end of three years and based on a fair market value determined by using a Monte Carlo simulation of TSR for our stock compared against an index of health care companies; and 6,575 RSUs vesting over a three-year period, determined based on the closing price of our stock on the grant date.

Our annual equity awards for 2020 to our NEOs were made on March 4, 2020 and consisted of PSUs and RSUs with a grant value of 50% and 50%, respectively, of the aggregate value of the award to each executive. The annual PSUs granted in 2020 vest 100% after three years from the grant date based on the company’s TSR performance during the three-year period extending from January 1, 2020 to December 31, 2022 compared with the TSR of the companies included in the S&P Health Care Services Industry Index as of January 1, 2020, and the annual RSUs vest ratably over three years. PSUs and RSUs also automatically vest if the employment of our NEOs is terminated by us “without cause” or by the executive for “good reason” in either case following a change in control of the company. See “Compensation of Named Executive Officers on Change in Control and Other Termination of Employment” below.

The committee determines annual equity awards to our NEOs based on the following:

(1)	The value of the equity award is based on a percentage of the individual’s base salary, taking into account several factors including the person’s performance in the prior year, the nature of the executive’s role, his or her potential contribution to the long-term success of the company, and the importance of retaining and incentivizing that executive to achieve long-term results.

(2)	The number of shares associated with equity awards is calculated by dividing 50% of the total value of the award by a per share value yielded by a Monte Carlo simulation of performance outcomes for PSUs and 50% of the total value of the award by the closing price reported on Nasdaq on the date of grant for RSUs.

The committee believes that determining an equity award based on a percentage of each executive’s base salary and performance is consistent with best practices and is the most appropriate basis on which to make equity awards, properly size the awards, recognize past performance and create incentives for future performance. The committee also considered the long-term incentive award data available to it in the peer groups and consensus analyses provided by the compensation consultant. The following table shows the base salary rate in effect as of January 1, 2020 (where applicable) and the target value of each of the NEOs’ annual equity awards in 2020 as a percentage of that base salary:

2020 Annual Equity Award Targets

Named Executive Officer	Base Salary(1)	Equity Award Target(2)
Mr. Fasola	$1,000,000	400%
Mr. Bourdon(3)	$525,000	N/A
Mr. Murray	$750,000	350%
Mr. Kamal	$562,380	400%
Mr. Haddock(4)	$525,000	N/A
Mr. Rubin	$631,236	300%

(1)	Represents the rate of base salary effective as of 1/1/20 except where otherwise indicated. Base salary rates were subsequently increased as of 4/1/20 for Messrs. Kamal and Rubin. See “Base Salary” above.

(2)	PSUs are valued using a Monte Carlo simulation model and RSUs are valued using the closing price of our stock on the date of the award. For further information on how these values were determined, see below.

(3)	Mr. Bourdon began service on 9/8/20 and was not eligible for an annual equity award in 2020. However, he received a negotiated sign-on equity award under the terms of his employment agreement with a value equal to $1,000,000. His base salary was effective from the date he began service.

(4)	Mr. Haddock began service on 2/3/20 and was not eligible for an annual equity award in 2020. However, he received a negotiated sign-on equity award under the terms of this employment agreement with a value equal to $1,500,000. His base salary was effective from the date he began service.

Our equity awards to our NEOs in recent years have emphasized PSUs whose value is tied to our TSR over a three-year performance period as compared to the S&P Health Care Services Industry Index. If TSR performance relative to the index is below median, NEOs will receive fewer shares at the end of the performance period, and if the company’s TSR is below threshold levels, they will not receive any shares. In 2020 we awarded RSUs in addition to the PSUs, instead of the stock options that we have awarded in prior years, because we wanted to emphasize retention of our key executives and align our mix of equity instruments more closely with our competitors.

The following table summarizes the equity awards made to the NEOs during 2020, including sign-on equity awards to Messrs. Murray, Haddock and Bourdon as described above:

2020 Equity Awards

	PSUs			RSUs			Options			Total
Named Executive Officer	Number		Value(1)	Number		Value(2)	Number		Value(3)	Value
	(#)		($)	(#)		($)	(#)		($)	($)
Mr. Fasola	27,743		1,999,993	33,295		2,000,031	–		–	4,000,024
Mr. Bourdon	4,362	(4)	499,972	6,575	(5)	500,029	–		–	1,000,001
Mr. Murray	32,212	(6)	2,812,514	31,636	(7)	2,062,529	25,346	(8)	749,988	5,625,030
Mr. Kamal	15,602		1,124,748	18,724		1,124,751	–		–	2,249,499
Mr. Haddock	10,605	(9)	749,986	12,710	(10)	750,017	–		–	1,500,003
Mr. Rubin	13,134		946,830	15,763		946,883	–		–	1,893,713

(1)	PSUs were valued at $72.09 for the annual awards on 3/4/20.

(2)	RSUs were valued at the closing price of our stock on the date of the award. Annual awards made on 3/4/20 to Messrs. Fasola, Murray, Kamal and Rubin were valued at $60.07 and the sign-on award to Mr. Murray on 1/2/20 was valued at $76.64, the sign-on award to Mr. Haddock on 3/2/20 was valued at $59.01, and the sign-on award to Mr. Bourdon on 10/1/20 was valued at $76.05.

(3)	Options were valued at $29.59 per share using a Black-Scholes valuation model. For a description of the assumptions used in that model, see below.

(4)	Consists of a sign-on award on 10/1/20 valued at $114.62 per share.

(5)	Consists of a sign-on award on 10/1/20 valued at $76.05 per share.

(6)	Includes a sign-on award on 1/2/20 of 14,006 PSUs valued at $1,500,043, or $107.10 per share, and an annual award on 3/4/20 of 18,206 PSUs valued at $1,312,471, or $72.09 per share.

(7)	Includes a sign-on award on 1/2/20 of 9,786 RSUs valued at $749,999 and an annual award on 3/4/20 of 21,850 RSUs valued at $1,312,530.

(8)	Consists of a sign-on award on 1/2/20 valued at $29.59 per share.

(9)	Consists of a sign-on award on 3/2/20 valued at $70.72 per share.

(10)	Consists of a sign-on award on 3/2/20 valued at $59.01 per share.

The following table shows the range of shares which may be issued upon settlement of the annual and sign-on PSU awards to the NEOs at various relative total shareholder return levels:

	Target		<25th Percentile		25th Percentile		50th Percentile		75th Percentile or More
Name	# of Shares		%	# of Shares	%	# of Shares	%	# of Shares	%	# of Shares
Mr. Fasola	27,743		0	0	50	13,872	100	27,743	200	55,486
Mr. Bourdon	4,362	(1)	0	0	50	2,181	100	4,362	200	8,724
Mr. Murray	32,212	(2)	0	0	50	16,106	100	32,212	200	64,424
Mr. Kamal	15,602		0	0	50	7,801	100	15,602	200	31,204
Mr. Haddock	10,605	(3)	0	0	50	5,303	100	10,605	200	21,210
Mr. Rubin	13,134		0	0	50	6,567	100	13,134	200	26,268

(1)            Represents a sign-on award.

(2)            Consists of a sign-on award of 14,006 target shares and an annual award of 18,206 target shares

(3)            Represents a sign-on award.

The total equity award packages to the individuals were valued for purposes of determining the awards at $4,000,024, $1,000,001, $5,625,030, $2,249,499, $1,500,003 and $1,893,713 for Messrs. Fasola, Bourdon, Murray, Kamal, Haddock and Rubin, respectively. The NEOs will only realize the award date target values with respect to the PSUs if the company achieves a TSR during the three-year performance period from January 1, 2020 through December 31, 2022 which ranks at the 50th percentile among the group of peer companies.

The award values of the PSUs were determined for purposes of determining the size of the award, based on the following assumptions:

Date of Award	Award Value	Performance Term	30-day Average Stock Price	Valuation Date Stock Price	Expected Volatility	Expected Dividend Yield
1/2/20	$107.10	36 mos.	$80.33	$76.64	34.88%	0.00%
3/2/20	$70.72	36 mos.	$60.49	$59.01	35.78%	0.00%
3/4/20	$72.09	36 mos.	$61.38	$60.07	36.17%	0.00%
10/1/20	$114.62	36 mos.	$76.28	$76.05	50.00%	0.00%

The award value of the stock options awarded to Mr. Murray was determined by our compensation consultant for purposes of determining the award based on the following assumptions:

	Market			Risk-			If Black-Scholes Value is Realized
Date of Grant	Value/ Exercise Price	Expected Term	Expected Volatility	Free Interest Rate	Expected Dividend Yield	Black- Scholes Value	Stock Price	Increase in Market Cap
1/2/20	$76.64	7 years	33.72%	1.79%	0.0%	$29.59	$106.23	$727 million

On March 3, 2021 the company awarded to the NEOs then serving the following time-vesting RSUs under the 2016 MIP. The company awarded only RSUs, not PSUs, due to the pending merger with Centene, which based on its terms converts any outstanding unvested PSUs to time-vesting RSUs upon closing of the Merger. For further information on the treatment of the PSUs in the Merger, see the Merger Proxy Statement.

2021 Equity Awards

Named Executive Officer	RSUs(1)	Total Value(2)
	(#)	($)
Mr. Fasola	43,080	3,999,978
Mr. Bourdon	16,963	1,575,015
Mr. Murray	28,271	2,624,962
Mr. Kamal	25,439	2,362,011
Mr. Haddock	11,309	1,050,041

(1)	The RSUs vest as to one-third on 3/3/22, 3/3/23 and 3/3/24.

(2)	The RSUs were valued for purposes of determining the award at $92.85, the closing stock price on Nasdaq on 3/3/21.

Retirement Vehicles/Deferred Compensation

We maintain a 401(k) savings plan which permits employees to defer compensation and to which the company makes matching contributions on behalf of the NEOs on the same basis as all other participants. We have never maintained a defined-benefit pension plan. We also operate a Supplemental Accumulation Plan (the “SAP”), a non-qualified deferred compensation plan that is designed to enhance opportunities for retirement savings in the absence of any retirement programs other than our 401(k) plan. The SAP includes a discretionary component funded by us which is determined on an annual basis as a fixed percentage of an executive’s base salary, and a voluntary deferral component under which the participant may make contributions from base or incentive compensation. The discretionary component is offered to a limited group of executive officers who historically have received this contribution, but the committee has not offered it to any newly promoted or newly hired executives since 2013. In 2020, the only NEO to receive a SAP contribution was Mr. Rubin. For a description of the SAP, see “Narrative to the Summary Compensation Table and the Grants of Plan-Based Awards Table — Deferred Compensation Plan” below.

Perquisites

We have historically provided certain perquisites to a small number of our NEOs depending on their level within the company and the provisions of that person’s employment agreement. The perquisite benefits we provide to the NEOs are designed as protection benefits (e.g., supplementing life and disability insurance to ensure three times base salary and 60% of salary coverage, respectively). These perquisites have historically been offered to a limited group of executive officers; however, the committee has not offered them to any newly promoted or newly hired executives since 2013. In 2020, the only NEO to receive the perquisite benefits was Mr. Rubin. For further information on the perquisites provided to each NEO in 2020, see “Summary Compensation Table” below and “All Other Compensation Column.”

Adjustments or Clawbacks of Compensation

Under certain circumstances, we may have the right or the duty to adjust compensation before it is paid to our NEOs or to claw-back compensation after it is paid to our NEOs. Under Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to prepare an accounting restatement due to material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, our chief executive officer and chief financial officer must reimburse the company for any bonus or other incentive-based or equity-based compensation received by them during the 12-month period following the first public issuance or filing with the SEC (whichever first occurs) of the document embodying that financial reporting requirement and any profits realized by them from the sale of our securities during that 12-month period. We have also adopted a specific compensation recovery policy that covers our executive officers and other designated key employees under which our Management Compensation Committee has the discretion to recover any excess performance-based compensation (including performance-based equity and bonus awards) paid to the covered person, which is based on a material financial restatement. The committee has the right to recover such excess compensation by a variety of means, to the extent allowed by law, including the cancellation or forfeiture of any vested or unvested incentive-based compensation, forfeiture of severance payments due or repayment of any incentive-based compensation previously paid. The committee also has the discretion to forego or reduce the amount of the recovery, including if the person’s conduct did not cause or contribute to the material restatement. Under a provision of the Dodd-Frank Act which appears in Section 10D of the Exchange Act, the SEC and Nasdaq are to promulgate rules which require listed companies to recover incentive-based compensation paid during the previous three years that is based on financial information which the company is required to restate due to a material non-compliance with financial reporting requirements. The SEC and Nasdaq have not yet promulgated these rules.

Under Section 12 of the 2016 MIP and predecessor equity plans, and by the terms of our equity award agreements, we have the right to declare equity awards to be forfeited or to recover any gains realized under any award under those plans for the previous three years, either during the term of a participant’s employment or during the one-year period following his or her termination of employment, if the participant engages in certain types of conduct described in the plans and considered injurious to the company. Section 12 of the 2016 MIP and predecessor equity plans also provide that any clawback or recoupment provision required under the Dodd-Frank Act will apply to awards under that plan.

Equity Award Procedures Generally

Our Policy Regarding Awards of Equity-Based Incentive Arrangements to Executive Officers and Other Employees deals with the terms, timing and pricing of equity awards and the process for the grant and approval of awards. The policy provides that the committee determines the number of shares covered by awards for our NEOs and the terms of those awards, including specified performance goals. It also provides that the committee establishes a pool of options, restricted shares, RSUs and PSUs which the chief executive officer has the power to award to other executive officers and employees generally. The actual number of options, restricted shares, RSUs and PSUs awarded annually to employees other than our NEOs and other senior executives is determined under the policy by our chief executive officer under delegated authority from the committee; awards are then made on the same date as the awards to our NEOs. Officers and certain employees who are hired prior to January 1 are eligible for an annual award which is granted on the third business day in March unless otherwise determined by the committee. Awards of stock options must have an exercise price which is not less than the fair market value of the company’s stock on the date of the award, measured by the closing price on Nasdaq. The purpose of this practice is to communicate and price equity awards to executive officers and employees early in the year, and to encourage them to attain the company’s strategic objectives during the year. In a case where an executive or other eligible employee is newly-hired or promoted or under other special circumstances, the award is made on the first business day of the month following the event giving rise to the award.

The committee met in early February 2020 to tentatively set the percentage of base salary for which equity awards would be made. The 2020 equity awards were then approved on February 24, 2020 and awards were valued and made on March 4, 2020, as required by the company’s equity award policy. The grant date of the awards followed the public announcement on February 28, 2020 of the company’s annual financial results for 2019. The awards to Messrs. Murray, Haddock and Bourdon on January 2, 2020, March 2, 2020 and October 1, 2020, respectively, were made after their hire dates on the dates specified in the company’s equity award policy.

We also grant stock options, RSUs and PSUs in connection with the hiring of certain executives, and in connection with the signing of new or revised employment agreements with certain executives. We may also grant equity awards outside of the yearly cycle to an executive who undertakes substantial additional responsibilities during the year. Under our policy, awards made in connection with new hires, promotions or under other special circumstances, are made effective on the first business day of the month following the relevant event.

In most cases, our equity plans restrict the transferability of awards, permitting only transfers to certain family members and entities held by or established for the benefit of family members.

The company recognizes compensation expense for financial statement reporting purposes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, “Stock Compensation” (“ASC Topic 718”), based on the grant-date value of the awards. The company recognizes substantially all of the compensation cost associated with the awards of stock options, PSUs and RSUs on a straight-line basis over the specified service period, which is generally the three-year vesting term. Awards of PSUs are valued using a Monte Carlo simulation of performance outcomes, and the value is recognized as stock compensation expense on a straight-line basis over the vesting period. Awards of RSUs are valued using the closing price of the company’s common stock on the date of the award. The Black-Scholes grant-date values of option awards are recognized as compensation expense on a straight-line basis over the vesting period. For further information on our accounting methods for equity awards, see Notes 2 and 6 to the consolidated financial statements included in the company’s Original Report.

Equity Ownership Policy

Our board adopted an equity ownership policy which required our executive officers to maintain ownership of a specified minimum value of our stock and other equity-linked securities, in order to ensure that their financial interests remain aligned with those of our stockholders. The policy applied to our chief executive officer, chief financial officer, our other officers who are considered “executive officers” under Section 16(b) of the Exchange Act and certain other officers who report directly to our chief executive officer. Under the policy, our chief executive officer was required to hold equity with a current fair market value equal to at least five times his base salary; our chief financial officer was required to hold equity with a current fair market value equal to at least three times his base salary; and various other executive officers were required to maintain equity with a current fair market value equal to at least two times their base salary. The policy prohibited a covered executive officer from making any sales or other transfers of equity if its requirements were not then met by the executive officer or if any such sale or other transfer would cause the executive officer not to meet those requirements. In October 2020, the committee approved a revised ownership policy which requires our chief executive officer to hold equity with a current fair market value equal to at least six times his base salary and all other officers subject to Section 16(b) of the Exchange Act to hold equity with a current fair market value equal to at least three times his or her base salary. Under the revised policy, until an executive officer has satisfied his or her required minimum ownership level, 50% of the net shares received as a result of the exercise, vesting or payment of any equity awards granted to the executive officer must be retained.

Equity Hedging and Pledging Policies

Our stock trading policy includes a policy which prohibits our directors, officers and employees from transferring to another person all or any part of the economic risk (either positive or negative) of any equity award, either by contract, by substituting securities or any other arrangement which has that effect. The policy also prohibits directors, officers and employees from purchasing equity securities of the company on margin or pledging such equity securities as collateral for a loan.

Compensation of Named Executive Officers upon a Change in Control and Other Termination of Employment

The company has agreed under the terms of the employment agreements and applicable award agreements with its NEOs to provide them with the following payments and other benefits upon termination under the specified scenarios. The company considers these severance and change in control benefits to be an important part of its executive compensation program and consistent with competitive market practices. Providing appropriate severance benefits helps the company to attract and retain highly-qualified executives by mitigating the risks associated with leaving a previous employer, and by providing income continuity following an unexpected termination. Change in control benefits also help to mitigate any executive’s personal concerns and to focus on the company’s and its stockholders’ interests in a change in control situation.

The following table summarizes the severance benefits payable to the NEOs serving as of December 31, 2020 if they are terminated without cause or they terminate their employment for good reason or in the event termination occurs in connection with a change in control. For further information on termination and change of control provisions of the NEOs’ employment agreements, see ''Employment Contracts and Termination of Employment and Change of Control Payments'' below.

Severance Benefits

	Without Cause / For Good Reason				Change in Control(2)
Name(1)	Severance Pay	Annual Bonus	Other Benefits(3)	Vesting of Equity	Severance Pay	Annual Bonus	Other Benefits(3)	Vesting of Equity(4)
Mr. Fasola	1.5x Base Salary	Prorated +1.5 x Target	18 months	Sign-on Awards(5)	3x Base Salary	Prorated +3x Target	18 months	All Awards
Mr. Bourdon	1x Base Salary	Prorated	12 months	—	2x Base Salary	Prorated +2x Target	18 months	All Awards
Mr. Murray	1x Base Salary	Prorated	12 months	Sign-on Awards(5)	1x Base Salary	Prorated	12 months	All Awards
Mr. Kamal	1x Base Salary	Prorated	12 months	—	2x Base Salary	Prorated +2x Target	18 months	All Awards
Mr. Haddock	1x Base Salary	Prorated	12 months	—	1x Base Salary	Prorated	12 months	All Awards

(1)	Mr. Rubin has been omitted from the table due to his retirement as an executive officer on 9/8/20 and subsequent termination on 12/31/20. Information on his retirement benefits is set forth under “Executive Officers—Estimated Benefits upon Various Termination Scenarios” below.

(2)	Change in control benefits are not paid unless a NEO is terminated. Termination will be considered in connection with a change in control if it occurs within 2 years after the change in control without cause or for good reason by the executive. For Messrs. Murray and Haddock, enhanced change in control benefits are not payable unless the termination occurs at least 18 months after their hire date, as discussed under “Employment Contracts and Termination of Employment and Change of Control Payments” below. As of December 31, 2020, they were not eligible for enhanced change in control benefits under this condition.

(3)	Other Benefits includes medical, dental, vision and prescription drug coverage. If the executive elects COBRA at termination, the company will pay the employer portion of the COBRA premium for the period of time indicated.

(4)	Unvested stock options will vest immediately and the executive will have the remaining term to exercise them. Unvested PSUs will vest immediately at targeted share amounts. Unvested RSUs will vest immediately.

(5)	Mr. Fasola’s and Mr. Murray’s employment agreements provide that if they are terminated without cause or for good reason, all outstanding and unvested sign-on RSUs (and with respect to Mr.Murray, sign-on stock options) will immediately vest and sign-on PSUs that are outstanding will continue to vest in accordance with their terms as if they were still employed.

Review of Risks and Incentives

We seek to implement compensation policies and practices that encourage the careful management of operating and financial risk. We believe that our compensation policies and practices as they relate to our executive officers and employees are currently well-aligned with this risk-management objective. Each year the committee reviews all of the compensation programs that the NEOs and all other employees participate in to determine the level of risk and whether it is appropriate and the controls that are in place for mitigating risk.

In order to manage our risk in compensation decisions and to align the incentives that we provide to our executive officers and employees with the interests of our stockholders, we provide a diversified set of incentives. These are carefully balanced between fixed cash compensation (base salary), short-term variable cash incentives (bonus awards under the ICP) and long-term incentives (awards of PSUs which depend on company TSR performance relative to TSR performance of a set of index companies, restricted stock units and phantom cash unit awards under the 2016 MIP and predecessor equity plans). Our base salary is designed to provide basic financial security to our executive officers and other employees, with the amount set at a level designed to reflect the degree of influence which the recipient has over company performance and to be competitive for the employee’s role as compared to similar roles in organizations that are similar in size and industry as reported in salary surveys.

Awards of short-term bonuses under our ICP are based on a percentage of an executive officer’s or other employee’s base salary, to reflect the level of impact that the individual has over our corporate performance and to provide an incentive appropriate to the individual’s position in the company. Our ICP awards are based on achievement of the segment profit targets set for the company or for particular business segments of our overall business set on an annual basis by the board. See “Annual Bonuses” above. Higher target bonus percentages are assigned to the NEOs who face a higher degree of accountability for the company’s annual performance and to be competitive in order to recruit and retain the level of executive talent we need to be successful. We believe that this individualized approach serves as a factor mitigating the operating and financial risk that we face in awarding short-term cash bonuses. Another factor mitigating the risks of awarding short-term cash bonuses is that our mix of total compensation is weighted heavily toward long-term equity incentives, which motivates our NEOs to build long-term stockholder value.

In making long-term equity awards for 2020, we sought to carefully balance the risks and incentives posed by PSU and RSU awards. With our annual awards, we awarded to our NEOs PSUs with a value equal to 50% of the total equity award and RSUs with a value equal to 50% of the total award. The PSU awards are designed to expose the recipient to the risk that the company’s TSR will underperform relative to a peer group of companies and provide a retention incentive due to the value that is received upon vesting. These awards vest at the end of a three-year period, creating a long-term incentive for the recipient to maintain and increase the company’s stock price during that time. Our PSU awards are earned based on relative TSR performance and are settled after a three-year performance period, mitigating any risk that the settlement will be based on short and potentially unrepresentative performance. See “Equity Awards” above. We used RSUs instead of stock options as in previous years (except in the case of Mr. Murray’s negotiated sign-on option award) in order to align our long-term equity award practices with our peer groups and to provide an increased emphasis on retention over the increasing shortage of executive talent in the healthcare industry. The RSUs vest ratably over a three-year period. The result is that the incentive is long-term in nature and is earned over a period of years, and provides for participation in future value creation as measured by the company’s stock price performance. While our stock price may be subject to periodic short-term fluctuation in response to factors other than long-term company performance, we believe that the terms of our equity awards create incentives to create real, long-term value in our stock, while avoiding risks that are reasonably likely to have a material adverse effect on the company.

Under the terms of the 2016 MIP and other equity plans and our equity award agreements, we have the right to adjust compensation before it is paid or to claw-back compensation after it is paid, if the participant engages in certain types of conduct considered injurious to the company. See “Adjustments or Clawbacks of Compensation” above. In addition, Section 304 of the Sarbanes-Oxley Act affords the company clawback rights against the chief executive officer and chief financial officer if an accounting restatement is necessary due to misconduct. We have also adopted a formal compensation recovery policy which allows our Management Compensation Committee to recover any excess performance-based compensation if we declare a material financial restatement. These clawback rights are designed to mitigate several risks by removing incentives for different types of negative conduct and help assure accountability if the situations to which they apply should arise. Our equity ownership policy, which is described above under “Equity Ownership Policy,” is also designed to mitigate the risks of awarding equity to our NEOs by requiring them to always have personal economic exposure to the company’s stock price performance which is material relative to their base salary.

Consideration of Stockholder Votes on Executive Compensation

At our 2020 annual meeting, we held an advisory vote on the compensation of our NEOs. Our stockholders voted to approve our executive compensation, with 93.1% of all of the shares that voted on the matter (excluding abstentions and broker non-votes) voting in favor. Based on the large majority vote in favor of our NEO compensation at our 2020 annual meeting, we believe that our NEO compensation is aligned with our financial performance.

At the 2020 annual meeting we also held an advisory vote on how often we should hold our advisory vote on the compensation of our NEOs. At that meeting, our stockholders voted by a large majority for an annual vote. Based on these voting results, we determined to hold our advisory vote on executive compensation on an annual basis.

Loans to Executive Officers and Board Members

The committee has determined not to provide loans of any sort, including but not limited to relocation loans and loans to pay the exercise price of stock options, to our NEOs or members of the board of directors. No such loans are currently outstanding.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code (the “IRC”) generally limits the deductibility of compensation paid each year to a publicly-held company’s chief executive officer, chief financial officer and to its three most highly paid senior executive officers to $1 million per person. Prior to the adoption of the Tax Cuts and Jobs Act in December 2017, compensation in excess of the $1 million limitation was excluded from this limit if it was based on, among other things, pre-established performance criteria. The Tax Cuts and Jobs Act eliminated this performance-based exclusion going-forward.

While in previous years the committee attempted to structure our compensation programs to maximize the deductibility of compensation under Section 162(m), this is no longer possible. As a result, a large portion of our executive compensation in excess of $1 million was not deductible in 2020.

REPORT OF MANAGEMENT COMPENSATION COMMITTEE

The Management Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, has recommended to the board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Management Compensation Committee
G. Scott MacKenzie (Chair)
Peter A. Feld
Leslie V. Norwalk

SUMMARY COMPENSATION TABLE FOR 2020, 2019 AND 2018

The following table sets forth, for the three years ended December 31, 2020, 2019 and 2018, the compensation paid by the company to our principal executive officer, principal financial officer and the three next most highly compensated executive officers serving at December 31, 2020 and our former chief financial officer, who was not serving as an executive officer at December 31, 2020 (collectively, the “Named Executive Officers” or “NEOs”):

Name	Year	Base Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Kenneth J. Fasola	2020	1,007,692	4,000,024	—	2,500,000	8,550	7,516,266
Chief Executive Officer(1)	2019	130,769	3,999,985	—	—	750,000	4,880,754

David Bourdon	2020	167,596	1,000,001	—	100,000	500,000	1,767,597
Chief Financial Officer(2)

James Murray	2020	755,769	4,875,042	586,410	1,156,250	8,550	7,382,021
President and Chief	2019	49,038	—	—	—	—	49,038
Operating Officer(3)

Mostafa M. Kamal	2020	588,012	2,249,499	—	719,639	8,550	3,565,699
Chief Executive	2019	555,685	1,071,210	856,600	419,858	8,400	2,911,753
Officer, Magellan Rx	2018	531,701	909,986	646,148	—	8,250	2,096,085
Management

David Haddock	2020	482,596	1,500,003	—	565,723	533,550	3,081,872
General Counsel(4)

Jonathan N. Rubin	2020	702,602	1,893,713	—	828,971	38,051	3,463,338
Former Chief Financial	2019	626,640	919,241	735,104	414,861	95,329	2,791,174
Officer(5)	2018	608,389	1,041,258	739,358	—	98,076	2,487,081

(1)	Mr. Fasola begin serving as chief executive officer as of 11/14/19.

(2)	Mr. Bourdon began serving as chief financial officer as of 9/8/20.

(3)	Mr. Murray began serving as president and chief operating officer as of 12/9/19.

(4)	Mr. Haddock began serving as general counsel as of 2/3/20.

(5)	Mr. Rubin ceased serving as chief financial officer as of 9/8/20.

Base Salary Column

The figures shown in the Base Salary column above represent amounts actually paid to the NEOs during the fiscal year. New pay rates for continuing employees are typically effective as of April 1 of each year; however, in the case of recently-hired executive officers like Messrs. Murray, Bourdon and Haddock, base salary may not be raised on that date. Base salary figures for 2020 for Messrs. Bourdon and Haddock and for 2019 for Mr. Murray represent partial-year salary received after their start dates on 9/8/20, 2/3/20 and 12/9/19, respectively.

Stock Awards Column

The figures shown in the Stock Awards column above represent the aggregate grant date fair values for financial reporting purposes of PSUs and RSUs awarded in 2020, 2019, and 2018, computed in accordance with ASC Topic 718, without any discount attributable to estimated forfeitures. The PSU awards made in 2020 represent annual awards to Messrs. Fasola, Murray, Kamal and Rubin made on 3/4/20 and sign-on awards to Messrs. Murray, Haddock and Bourdon made on 1/2/20, 3/2/20 and 10/1/20, respectively. The PSUs were valued for financial reporting purposes using a Monte Carlo simulation at the following values using the following assumptions:

Date of Award	Award Value	Performance Term	30-Day Average Stock Price	Valuation Date Stock Price	Expected Volatility	Expected Dividend Yield
1/2/20	$107.10	36 mos.	$80.33	$76.64	34.88%	0.00%
3/2/20	$70.72	36 mos.	$60.49	$59.01	35.78%	0.00%
3/4/20	$72.09	36 mos.	$61.38	$60.07	36.17%	0.00%
10/1/20	$114.62	36 mos.	$76.28	$76.05	50.00%	0.00%

For further information regarding the determination of the fair value of the PSUs, see Note 6 to our financial statements included in the Original Report.

The RSUs represent annual awards to Messrs. Fasola, Murray, Kamal and Rubin made on 3/4/20 and sign-on awards made in 2020 to Messrs. Murray, Haddock and Bourdon on 1/2/20, 3/2/20 and 10/1/20, respectively. The annual awards were valued for financial reporting purposes at the closing price of the company’s common stock on 3/4/20, the date of the award, which was $60.07. The sign-on award to Mr. Murray was valued at the closing price on 1/2/20, the date of the award, which was $76.64; the sign-on award to Mr. Haddock was valued at the closing price on 3/2/20, the date of the award, which was $59.01; and the sign-on award to Mr. Bourdon was valued at the closing price on 10/1/20, the date of the award, which was $76.05.

The figures shown in the Stock Awards column above do not include shares issued upon settlement of previously-disclosed PSU awards but rather the grant date fair values of the awards made in the years in question. The PSU awards that were made on 3/3/17 were settled and shares were issued on 3/3/20 at 64% of the target numbers of shares awarded after vesting on 3/3/20, see “Option Exercises and Stock Vested for 2020―Value Realized on Vesting of Stock Awards.” The PSU awards that were made on 3/5/18 did not achieve the threshold performance level based on the company’s TSR during the period 1/1/18 to 12/31/20, so no shares were issued upon settlement of those awards on 3/5/21. The awards which were settled on these dates are listed at their target values in the “Outstanding Equity Awards at December 31, 2020” table below.

Option Awards Column

The amounts shown in the Option Awards column above represent the grant date fair values of the options awarded to certain of the NEOs in 2020, 2019 and 2018, computed in accordance with ASC Topic 718. The values and assumptions used to determine the compensation expense of the awards for financial reporting purposes differ from the values and assumptions used by the Management Compensation Committee to determine the size of the awards. The option award to Mr. Murray on 1/2/20 represents a sign-on award which was valued for financial reporting purposes based on the following assumptions:

Date of Grant	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Term	Market Value / Exercise Price	Award Value
1/2/20	1.79%	4 years	33.72%	0.00%	10 yrs.	$76.64	$586,410

For further information regarding the determination of the fair value of the options, see Note 6 to our financial statements included in the Original Report.

Non-Equity Incentive Plan Compensation Column

The amounts shown in the Non-Equity Incentive Plan Compensation column above for the NEOs represent performance-based cash compensation amounts actually awarded under the ICP for service during the indicated year but paid in the following year. See “Compensation Discussion and Analysis — Compensation Program Components and Rationale for our Named Executive Officers — Annual Bonuses” above for a discussion of the targets, formulas and criteria for the ICP awards, including the discretion of the Management Compensation Committee to adjust formula awards.

All Other Compensation Column

Mr. Bourdon’s amount represents a negotiated sign-on cash bonus award of $500,000 which was made in two installments on 9/18/20 and 12/30/20. Mr. Haddock’s amount includes a $525,000 performance bonus outside of the ICP relating to the successful divestiture of Magellan Complete Care as of 12/31/20. The other amounts set forth in the All Other Compensation column above include:

Name	Company Matching 401(k) Contributions	Supplemental Life Insurance	Supplemental LTD	Tax Gross-Up
	($)	($)	($)	($)
Mr. Fasola	$8,550	―	―	―
Mr. Bourdon	―	―	―	―
Mr. Murray	$8,550	―	―	―
Mr. Kamal	$8,550	―	―	―
Mr. Haddock	$8,550	―	―	―
Mr. Rubin	$8,550	9,764	10,494	9,244

Supplemental LTD amounts are supplemental long-term disability insurance coverage provided to certain executives. Tax gross-up payment amounts are described below under “Narrative to the Summary Compensation Table and the Grants of Plan-Based Awards Table — Perquisites.”

GRANTS OF PLAN-BASED AWARDS FOR 2020

The following table sets forth, for the year ended December 31, 2020, information regarding grants of non-equity incentive plan awards and all other stock and option awards to the NEOs.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock Or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
		($)	($)	($)	(#)	(#)	(#)	(# of Units)	(# of Shs)	($/Sh)	($)
Kenneth J. Fasola		400,000	1,000,000	2,000,000
	3/4/20				13,872	27,743	55,486				$1,999,993
	3/4/20							33,295			$2,000,031

David Bourdon		―	―	―
	10/1/20				2,181	4,362	8,724				$499,972
	10/1/20							6,575			$500,029

James Murray		255,000	637,500	1,275,000
	1/2/20				7,003	14,006	28,012				$1,500,043
	1/2/20							9,786			$749,999
	1/2/20								25,346	76.64	$586,410
	3/4/20				9,103	18,206	36,412				$1,312,471
	3/4/20							21,850			$1,312,530

Mostafa M. Kamal		188,960	472,399	944,798
	3/4/20				7,801	15,602	31,204				$1,124,748
	3/4/20							18,724			$1,124,751

David Haddock		124,193	310,482	620,964
	3/2/20				5,303	10,605	21,210				$749,986
	3/2/20							12,710			$750,017

Jonathan N. Rubin		221,059	552,647	1,105,294
	3/4/20				6,567	13,134	26,268				$946,830
	3/4/20							15,763			$946,883

Estimated Future Payouts Under Non-Equity Incentive Plan Awards Columns

The values in these columns above represent possible formula cash awards under the ICP. For a discussion of the operation of the ICP, see “Compensation Discussion and Analysis — Annual Bonuses” above. The threshold award represents 40% of the applicable target formula award while the maximum award represents 200% of the applicable target formula award, which is a specified percentage of the NEO’s base salary. The committee retains discretion to award a higher amount than under the formula portion of the ICP if it considers warranted. The figures do not include discretionary bonuses which were paid to the NEOs for 2020 under the terms of the ICP for individual performance during 2020, nor a discretionary bonus paid to Mr.Haddock outside of the ICP for his work in connection with the divestiture of Magellan Complete Care. Mr. Bourdon was not eligible for a 2020 ICP award under the terms of his employment agreement; however, he did receive a sign-on bonus in the amount of $500,000 and a discretionary bonus as described above. Mr. Haddock’s ICP target award is a pro-rated award based on his date of hire. If it were not pro-rated, his target would be $341,250, threshold would be $136,500 and maximum formula award would be $682,500.

Estimated Future Payouts Under Equity Incentive Plan Awards Columns

The values in these columns above represent pro forma settlement of PSUs which were awarded during 2020 at threshold, target and maximum share award levels. The actual number of shares to be settled on those awards depends on the Company’s TSR for the three-year performance period beginning in the year of the award relative to the S&P Health Services Index, as described under “Compensation Discussion and Analysis — Equity Awards” above. The grant date fair values of PSUs shown in this column represent the amounts used by the company for financial reporting purposes, calculated in accordance with ASC Topic 718. The grant date fair values of the PSU awards for purposes of determining the size of the awards and the assumptions used in calculating those values are described above under “Compensation Discussion and Analysis — Equity Awards.”

All Other Stock Awards Column

The share amounts in this column represent time-vesting RSUs which were awarded during 2020. For further information on these awards, see “Compensation Discussion and Analyses—Equity Awards” above.

All Other Option Awards Column

The share amount in this column represents a sign-on option award to Mr. Murray which was made in 2020.

Grant Date Fair Value of Stock and Option Awards Column

The grant date fair values of the annual PSU awards to Messrs. Fasola, Murray, Kamal and Rubin and the sign-on PSU awards to Messrs. Bourdon, Murray and Haddock for purposes of determining the size of the awards was based on a Monte Carlo simulation using target numbers of PSUs. The grant date fair values of the annual RSU awards to Messrs. Fasola, Murray, Kamal and Rubin for purposes of determining the size of the awards was based on the closing price of the company’s stock on the date of the award. The grant date fair values of the sign-on RSU awards to Messrs. Bourdon, Murray and Haddock for purposes of determining the size of the awards was based on the closing price of the company’s stock on the dates of the awards, as prescribed by the company’s equity award policy.

The grant date fair value of the sign-on option award to Mr. Murray represents the amount used by the company for financial reporting purposes, calculated in accordance with ASC Topic 718, as set forth in the “Summary Compensation Table” above. The grant date fair value of the option award for purposes of determining the size of the award and the assumptions used in calculating that value are described under “Compensation Discussion and Analysis — Equity Awards” above.

NARRATIVE TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS TABLE

Base Salary. The base salary and the other terms of our employment agreements with our NEOs are set forth under “Compensation Discussion and Analyses―Compensation of Named Executive Officers upon a Change of Control and Other Terminations of Employment” above, and under “Employment Contracts and Termination of Employment and Change of Control Payments” below.

Annual Incentive Plan. In 2020, the executive officers other than Mr. Bourdon were eligible to participate in the company’s ICP, which was designed to provide bonus awards to officers and other employees based on the achievement of company and business segment goals tied to segment profit performance company-wide and for our business units. In 2020, the target formula bonus award levels for the executive officers ranged from 65% to 100% of their base salary, generally as specified in their employment agreements. For 2020, Messrs. Fasola, Murray, Kamal, Haddock and Rubin were entitled to an annual target formula bonus opportunity of 100%, 85%, 80%, 65% and 85%, respectively. In 2020 Mr. Bourdon received a negotiated sign-on cash bonus of $500,000 in lieu of an ICP bonus for 2020. Based on performance in relation to applicable targets, the amount of formula bonus can range from 0% to 200% of this target percentage, depending on company performance, and this formula result can then be adjusted by the committee for the individual performance for our executive officers and all other employees who participate in the ICP. Formula bonus pool funding and awards were based on the company or a particular business unit meeting or exceeding its segment profit goals, as described in “Compensation Discussion and Analysis — Annual Bonuses” above.

The following table summarizes the total bonus and base salary payments to each of the NEOs and shows the percentage that those cash payments represent of the NEOs’ total compensation for 2020.

2020 Bonus and Base Salary Payments

Name	Bonus Payment Amount(1)	Percent of Target	Base Salary + Bonus Payment	Base Salary and Bonus as a Percent of Total Compensation(2)
	($)	(%)	($)	(%)
Mr. Fasola(3)	2,500,000	250	3,507,692	46.7
Mr. Bourdon(4)	600,000	N/A	767,596	43.4
Mr. Murray(5)	1,156,250	181	1,912,019	25.9
Mr. Kamal(6)	719,639	152	1,307,651	36.7
Mr. Haddock(7)	1,090,723	333	1,573,319	51.1
Mr. Rubin(8)	828,971	150	1,531,573	44.2

(1)	Bonus amounts reflect committee-approved bonuses taking into account formula target percentages, segment profit performance and individual performance during the year.

(2)	Base salary and total compensation is as set forth in the “Summary Compensation Table” above.

(3)	Mr. Fasola’s bonus payment amount was determined by the committee taking into consideration the target formula bonus based on segment profit performance for Magellan Health as adjusted by the committee in its discretion for individual performance.

(4)	Mr. Bourdon began serving as chief financial officer on 9/8/20 and under the terms of his employment agreement was not eligible for an ICP bonus award for 2020. In lieu of an ICP bonus, he received a negotiated sign-on cash bonus of $500,000 which was paid in two installments with $250,000 paid on 9/18/20 and $250,000 on 12/31/20. He also received a $100,000 discretionary bonus that was paid at the same time as all other ICP awards.

(5)	Mr. Murray’s formula bonus payment amount was determined by the committee taking into consideration the target formula bonus based on segment profit performance for Magellan Health as adjusted by the committee in its discretion for individual performance.

(6)	Mr. Kamal’s bonus amount was determined by the committee based on target formula bonus based on segment profit performance for Magellan Rx Management as adjusted by the committee in its discretion for individual performance.

(7)	Mr. Haddock’s bonus amount was determined by the committee taking into consideration the target formula bonus based on segment profit performance for Magellan Health, which was pro-rated based on his date of hire, as adjusted by the committee in its discretion for individual performance. He also received a $525,000 discretionary bonus outside of the ICP for the successful divestiture of Magellan Complete Care as of 12/31/20.

(8)	Mr. Rubin ceased serving as chief financial officer on 9/8/20 and his employment terminated on 12/31/20. His ICP bonus was determined by the committee taking into consideration the target formula bonus based on segment profit performance for Magellan Health.

2016 Management Incentive Plan. The stockholders originally approved the 2016 MIP at the annual meeting of stockholders held on May 18, 2016. The stockholders also approved an amendment which increased the number of shares available for awards under the plan to 4,000,000 on May 18, 2016. The 2016 MIP is administered by the Management Compensation Committee of the board and allows several types of long-term incentives including stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs and performance-based cash awards. The plan authorizes awards covering a total of up to 4,000,000 shares of common stock, plus the amount of future forfeitures and expirations under the 2011 Management Incentive Plan, the 2008 Management Incentive Plan, the 2006 Management Incentive Plan, the 2003 Management Incentive Plan and the 2006 Directors’ Equity Compensation Plan. The 2016 MIP also permits grants of equity to non-employee directors.

On March 4, 2020, the company awarded to Messrs. Fasola, Murray, Kamal and Rubin RSUs under the 2016 MIP for 33,295, 21,850, 18,724 and 15,763 shares, respectively. The RSUs vest in three equal installments on March 4, 2021, 2022 and 2023 if the executive remains in the company’s service on those dates. On the same date, the company awarded to Messrs. Fasola, Murray, Kamal and Rubin PSUs for 27,743, 18,206, 15,602 and 13,134 target shares, respectively. The PSUs entitle the grantee to receive a number of shares of the company’s common stock determined based on the company’s total shareholder return during a three-year performance period ending on December 31, 2022 and vesting on March 4, 2023, the settlement date, provided that the executive remains in the company’s service on that date.

In connection with his hiring, the company awarded several sign-on equity awards to Mr. Murray on January 2, 2020. The awards included an RSU award for 9,786 shares vesting in three equal installments on January 2, 2021, 2022 and 2023; a PSU award for 14,006 target shares, with Mr. Murray to receive a number of shares determined over a three-year performance period ending on December 31, 2022 and vesting on January 10, 2023, provided he remains in the company's service on that date; and a non-qualified stock option for 25,346 shares, exercisable at $76.64 and vesting in one third increments on January 2, 2021, 2022 and 2023.

In connection with his hiring, the company on March 2, 2020 awarded to Mr. Haddock an RSU award for 12,710 shares vesting in three equal installments on March 2, 2021, 2022 and 2023, and a PSU award for 10,605 target shares, with Mr. Haddock to receive a number of shares determined based on a three-year performance period ending on December 31, 2022 and vesting on March 2, 2023, provided he remains in the company’s service on that date.

In connection with his hiring, the company on October 1, 2020 awarded to Mr. Bourdon an RSU award for 6,575 shares vesting in three equal installments on October 1, 2021, 2022 and 2023; and a PSU award for 4,362 target shares, with Mr. Bourdon to receive a number of shares determined based on a three-year performance period ending on December 31, 2022 and vesting on October 1, 2023, provided he remains in the company’s service on that date.

The grant date values of the option awards and the assumptions used in calculating them, used for purposes of determining the size of the awards, are described under “Compensation Discussion and Analysis — Equity Awards” above.

Perquisites. Generally, the company does not provide any perquisites to its senior executive officers, including Mr. Fasola. The employment agreements with Messrs. Bourdon, Murray, Kamal, Haddock and Rubin entitle them to the benefits of employment as are from time to time provided to salaried employees of the company or adopted for employees at their level of responsibility. Previously, the company provided supplemental life and disability insurance to its executive officers. The company discontinued this practice in 2013. In 2020, Mr. Rubin was awarded these discontinued supplemental insurance and disability benefits, including a gross-up payment to cover the tax cost of receiving these benefits, as he was previously eligible for them, see “Summary Compensation Table – All Other Compensation Column.” For a summary of various provisions in those employment agreements in the event of a termination of employment without cause or for good reason, see “Employment Contracts and Termination of Employment and Change of Control Payments” below. No executives have the right to receive gross-up payments in connection with a change in control or termination of employment with respect to the excise tax under Section 4999 of the IRC, as described in that section below.

Deferred Compensation Plan. The Supplemental Accumulation Plan (the “SAP”) is a deferred compensation plan which is designed to promote the retention of key executives. Annually, the Management Compensation Committee approved a percentage contribution for executive officers, which it discontinued for any newly hired or promoted executive officers in 2013. Executive officers who were previously eligible for the contribution continue to receive it. For 2020, the Company awarded Mr. Rubin a company contribution of 11% of base salary under the SAP. All executive officers may make voluntary deferrals of base and/or incentive compensation to the SAP. Both company and voluntary contributions are paid to a trust sponsored by a third-party administrator and credited with investments in one or more mutual funds selected by the respective executive officer. Returns on each individual’s account balance are based on the performance of his or her selected investment options.

The fixed percentage amount contributed to the trust and any appreciation thereon is paid to the executive officer based on his or her distribution election following termination from the company, provided that the executive officer has complied with covenants not to compete with the company during that time period and the termination was not “for cause.”

The terms of the SAP provide that the amounts deposited in the trust on behalf of executive officers are to be immediately and fully vested upon a change in control of the company (as defined in the SAP plan document).

The company does not maintain any defined benefit pension plans.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

The following table sets forth for the NEOs the number of shares and the value of option and stock awards outstanding as of December 31, 2020.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options				Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not
	Exercisable		Unexercisable		Price	Date	Vested		Vested(1)
	(#)		(#)		($)		(#)		($)
Kenneth J. Fasola							17,160	(2)	1,421,534
							18,411	(3)	1,525,167
							33,295	(4)	2,758,158
							27,743	(5)	2,298,230

David Bourdon							6,575	(6)	544,673
							4,362	(7)	361,348

James E. Murray	―		25,346	(8)	76.64	1/2/30
							9,786	(9)	810,672
							14,006	(10)	1,160,257
							21,850	(4)	1,810,054
							18,206	(5)	1,508,185

Mostafa M. Kamal	16,499		8,249	(11)	99.45	3/5/28
	―		27,205	(12)	66.57	3/5/29
							6,426	(13)	517,419
							10,679	(14)	884,648
							18,724	(4)	1,551,096
							15,602	(5)	1,292,470

David Haddock							12,710	(15)	1,052,896
							10,605	(16)	878,518

Jonathan N. Rubin	58,863		―		60.39	12/31/2023
	23,764		―		53.72	12/31/2023
	28,496		―		64.87	12/31/2023
	25,900		―		68.50	12/31/2023
	28,318	(17)	―		99.45	12/31/2023
	35,020	(17)	―		66.57	12/31/2023
							7,353	(13)	609,123
							9,164	(14)	759,146
							15,763	(4)	1,305,807
							13,134	(5)	1,088,021

(1)	Market value is calculated based on the closing price of $82.84 on 12/31/20.

(2)	The RSUs were awarded on 12/2/19 and vest as to 50% on each of 12/2/21 and 12/2/22.

(3)	The PSU award represents a target award made on 12/2/19 and the number of shares for which the award will actually be settled will be determined at the end of a three-year performance period extending through 12/31/22.

(4)	The RSUs were awarded on 3/4/20 and vest as to 33 1/3% on each of 3/4/21, 3/4/22 and 3/4/23.

(5)	The PSU award represents a target award made on 3/4/20 and the number of shares for which the award will actually be settled will be determined at the end of a three-year performance period extending through 12/31/22.

(6)	The RSUs were awarded on 10/1/20 and vest as to 33 1/3% on each of 10/1/21, 10/1/22 and 10/1/23.

(7)	The PSU award represents a target award made on 10/1/20 and the number of shares for which the award will actually be settled will be determined at the end of a three-year performance period extending through 12/31/22.

(8)	The options were awarded on 1/2/20 and vest as to 33 1/3% on each of 1/2/21, 1/2/22 and 1/2/23.

(9)	The RSUs were awarded on 1/2/20 and vest as to 33 1/3% on each of 1/2/21, 1/2/22 and 1/2/23.

(10)	The PSU award represents a target award made on 1/2/20 and the number of shares for which the award will actually be settled will be determined at the end of a three-year performance period extending through 12/31/22.

(11)	The options were awarded on 3/5/18 and the remaining unvested options vest on 3/5/21.

(12)	The options were awarded on 3/5/19 and the remaining unvested options vest as to 50% on each of 3/5/21 and 3/5/22.

(13)	The indicated numbers of shares represent PSU awards made on 3/5/18, and the indicated number represents the target number of shares for which the award was made; the awards were to be settled on the basis of a three-year performance period ending on 12/31/20 and shares issued on the third anniversary of the award date if the recipient remained employed on that date. The awards were actually settled on 3/5/21 for 0% of the target number of shares, as the company did not meet the TSR threshold performance.

(14)	The indicated numbers of shares represent PSU awards made on 3/5/19, and the indicated number represents the target number of shares for which the award was made; the number of shares for which the award will actually be settled will be determined at the end of a three-year performance period extending through 12/31/21.

(15)	The RSUs were awarded on 3/2/20 and vest as to 33 1/3% on each of 3/2/21, 3/2/22 and 3/2/23.

(16)	The PSU award represents a target award made on 3/2/20 and the number of shares for which the award will actually be settled will be determined at the end of a three-year performance period extending through 12/31/22.

(17)	Under the terms of Mr. Rubin’s employment agreement, all of his outstanding unvested options vested on an accelerated basis upon his termination on 12/31/20, and all outstanding, unexercised options will remain exercisable and will expire 36 months from that date, on 12/31/23.

OPTION EXERCISES AND STOCK VESTED FOR 2020

The following table sets forth for the NEOs the number of shares acquired and the value realized upon the exercise of stock options and the vesting of stock awards during the year ended December 31, 2020.

	Option Awards		Stock Awards
	Number of Shares Acquired On Exercise	Value Realized On Exercise(1)	Number of Shares Acquired on Vesting(2)	Value Realized On Vesting(2)
	(#)	($)	(#)	($)
Kenneth J. Fasola	―	―	8,580	673,959
David Bourdon	―	―	―	―
James E. Murray	―	―	―	―
Mostafa M. Kamal	34,091	533,728	4,365	244,571
David Haddock	―	―	―	―
Jonathan N. Rubin	―	―	5,675	319,970

(1)	The value realized on exercise of stock options is equal to the sale price reported in the executive’s Form 4, where options were exercised and the shares issued under those options were immediately sold, less the exercise price, multiplied by the number of shares acquired.

(2)	The value realized on vesting of shares is based on the gross amount of shares before withholding for taxes.

Value Realized on Stock Options Exercised

The values realized on exercise of stock options in 2020 set forth above were calculated as follows:

	Date of Award	Exercise Date	No. of Options Exercised	Sale Price	Value Realized on Exercise
			(#)	($)	($)
Mr. Kamal	3/3/16	10/16/20	183	79.8700	2,745
	3/3/16	11/4/20	3,434	79.8925	51,587
	3/3/16	11/5/20	3,589	79.8700	53,835
	3/3/17	11/13/20	6,641	83.5000	99,615
	3/3/17	11/13/20	6,641	84.1431	103,886
	3/5/19	11/10/20	6,000	81.5700	90,000
	3/5/19	11/16/20	7,603	86.5700	152,060

The foregoing sales were made pursuant to a Rule 10b5-1 plan by the executive officer.

Value Realized on Vesting of Stock Awards

The values realized on vesting of stock awards in 2020 set forth above were calculated as follows:

Name	Date of Award	Type of Award(1)	Vesting Date	No. of Shares Vested	No. of Shares Withheld	No. of Shares Issued	Market Price	Net Value Realized
				(#)	(#)	(#)	($)	($)
Mr. Fasola	12/2/19	RSU	12/2/20	8,580	3,376	5,204	78.55	673,959
Mr. Bourdon	―	―	―	―	―	―	―	―
Mr. Murray	―	―	―	―	―	―	―	―
Mr. Kamal	3/3/17	PSU	3/3/20	4,365	1,541	2,824	56.03	244,571
Mr. Haddock	―	―	―	―	―	―	―	―
Mr. Rubin	3/3/17	PSU	3/3/20	5,675	1,808	3,867	56.03	317,970

(1)	“PSUs” are performance-vesting restricted stock units. The shares were issued in settlement of awards made on the indicated award date based on the company’s TSR during the three-year performance period. “RSUs” are time-vesting restricted stock units.

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth for the NEOs information regarding contributions, earnings, withdrawals and balances for our SAP, a nonqualified deferred compensation plan, for the year ended December 31, 2020 and as of that date. For further information regarding our SAP, see “Compensation Discussion and Analysis — Retirement Vehicles/Deferred Compensation” above.

Name	Executive Contributions In 2020	Company Contributions In 2020(1)	Aggregate Earnings/ (Losses) in 2020(2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at 12/31/2020(2)
	($)	($)	($)	($)	($)
Kenneth J. Fasola	―	―	―	―	―
David Bourdon	―	―	―	―	―
James E. Murray	―	―	―	―	―
Mostafa M. Kamal	―	―	―	―	―
David Haddock	―	―	―	―	―
Jonathan N. Rubin	―	69,436	141,557	―	1,108,165

(1)	The contribution included in this column was made in March 2020 for service in 2019. No SAP contributions were made by the company in March 2021 for Mr. Rubin or any other NEOs. These contributions are included in the “Summary Compensation Table” above under the column “All Other Compensation” for the relevant year and the related footnotes.

(2)	The amounts included in this column are not included in the individual’s compensation specified in the “Summary Compensation Table” above. The amounts are based on contributions and returns generated in SAP accounts for all plan years held in a separate trust and administered by a third party.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL PAYMENTS

The following is a description of certain provisions of employment agreements between the company and the NEOs.

Kenneth J. Fasola. The company appointed Mr. Fasola as chief executive officer effective as of November 14, 2019, after entering into an employment agreement with him on October 31, 2019. He was also appointed to the board as of November 8, 2019 under the terms of his employment agreement and will continue as a director only if elected by the stockholders. The agreement is for a one-year term with automatic renewals for one-year periods unless either party gives notice of non-renewal at least 180 days prior to the next renewal or unless the agreement is terminated as provided in the agreement. The agreement with Mr. Fasola was renewed for another year in November 2020. Any failure to renew the agreement by the company is considered a termination without cause. The company is required to pay Mr. Fasola a base salary of $1,000,000, with annual review for increase by the board or a duly authorized committee. Mr. Fasola is entitled to an annual target bonus opportunity of 100% of base salary, with the ability to earn up to 200% based on achieving specified performance goals. He is also entitled to receive a target equity award equal to 400% of his base salary. The agreement also provides for benefits commensurate with Mr. Fasola’s position on a basis at least as favorable as other senior level executives of the company.

In connection with his appointment and under the terms of his employment agreement, Mr. Fasola received a sign-on equity award with an aggregate award value of $4,000,000, consisting of RSUs with an award value of $2,000,000 and PSUs with an award value of $2,000,000. This award consisted of 25,740 RSUs awarded on December 2, 2019, valued at the closing price of our stock ($77.70) on that date, and 18,411 PSUs awarded on the same day, valued at $108.63 per share. The company also awarded Mr. Fasola a negotiated sign-on cash bonus in the amount of $750,000 which was paid on November 29, 2019.

Mr. Fasola’s employment agreement also provides for severance payments upon termination as follows:

•	Termination due to resignation by Mr. Fasola: If Mr. Fasola resigns without good reason as described below, he would receive all base salary accrued through the date of termination and the vested portion of any deferred compensation or other benefit plan, and only the vested portions of any outstanding equity awards.

•	Termination without cause by the company or with good reason by Mr. Fasola: Upon any such termination, Mr. Fasola would receive all base salary accrued through the date of termination and pro rata earned bonus for the year in which termination occurs, severance equal to one and one-half times the sum of base salary plus target bonus payable over an 18-month period, reimbursement of the company’s portion of health insurance premiums for a period of up to 18 months after the date of termination, his sign-on PSU award would continue to vest as if he were still employed and his sign-on RSU award would immediately vest as to all of the shares covered by it, and he would be entitled to the vested portion of his annual equity awards. Under the employment agreement, termination will be considered for good reason if his base salary or target bonus opportunity are reduced, if he suffers any diminution in his position, duties or authorities, is assigned to report to anyone other than the board, if he is not reelected to or is removed from the board or any breach by the company of a material portion of his employment agreement.

•	Termination without cause by the company or with good reason by Mr. Fasola in connection with, or within two years after, a change in control: Upon any such termination, Mr. Fasola would receive all base salary accrued through the date of termination and pro rata target bonus for the year in which termination occurs, severance equal to three times the sum of base salary plus target bonus payable in a single installment immediately upon termination, reimbursement of the company’s portion of health insurance premiums for a period of up to 18 months after the date of termination, his sign-on equity award would vest on an accelerated basis and his annual equity award would vest on an accelerated basis.

•	Termination with cause: Upon any such termination, Mr. Fasola would receive all base salary accrued through the date of termination, any other amount earned but not yet paid as of the date of termination and other payments payable under applicable benefit plans, and would be entitled to the vested portions of any equity awards, and all unvested equity awards would be forfeited on the date of termination.

•	Termination for death or disability: Upon any such termination, Mr. Fasola (or his estate) would receive all base salary accrued through the effective date of the termination and pro rata earned bonus for the year in which termination occurs, and vested options would be exercisable for a period of 12 months after the termination.

Following termination of employment, Mr. Fasola will be subject to a non-competition covenant and covenants prohibiting him from soliciting any company customers or employees for a period of 18 months after his termination of employment, although receipt of any payment described above has not been conditioned on fulfillment of these covenants.

David Bourdon. The company appointed Mr. Bourdon as chief financial officer effective as of September 8, 2020, after entering into an employment agreement with him on September 2, 2020. The agreement is for a one-year term ending on September 8, 2021, with automatic renewals for additional one-year terms, unless sooner terminated as provided in the agreement. Any failure to renew the agreement by the company is considered termination without cause. The company will pay Mr. Bourdon a base salary of $525,000 per year, with annual review for increase. Mr. Bourdon is entitled to an annual target bonus opportunity of 85% of base salary, beginning in 2021. Beginning in 2021, Mr. Bourdon will have an anticipated annual target value for his long-term incentive award equal to 300% of his base salary, provided that his long-term incentive plan award in 2021 will not be less than 200% of his base salary. The agreement provides for benefits commensurate with Mr. Bourdon’s position.

In connection with his appointment and under the terms of his employment agreement, Mr. Bourdon received a sign-on equity award with an aggregate award value of $1,000,000, consisting of PSUs with an award value of $500,000 and RSUs with an award value of $500,000. This award consisted of 4,362 PSUs awarded on October 1, 2020, valued at $114.62 per share, and 6,575 RSUs awarded on the same date, valued at the closing price of our stock ($76.05) on that date. The company also awarded Mr. Bourdon a negotiated sign-on cash bonus in the amount of $500,000, which was paid in two installments of $250,000 each on 9/18/20 and 12/31/20.

The agreement also provides for severance payments upon termination as follows:

•	Termination due to resignation by Mr. Bourdon: If Mr. Bourdon resigns without good reason as described below, he would receive all base salary accrued through the date of termination, accrued paid time off and the vested portion of his account under the company’s deferred compensation and other benefit plans, including PSU and RSU awards.

•	Termination without cause by the company or for good reason by Mr. Bourdon: Upon any such termination, Mr. Bourdon would be entitled to receive all base salary and paid time off accrued through the date of termination and a pro rata portion of the bonus that would otherwise have been payable to him for the year in which termination occurs, severance equal to one times his base salary, reimbursement of the company’s portion of health insurance premiums for a period of up to 12 months after the date of his termination, and any other payments payable under applicable benefit plans, the vested portion of any retirement, deferred compensation or other benefit plan, including vested PSU and RSU awards. Under the employment agreement, termination will be considered for good reason if his base salary or target bonus opportunity is reduced, if he suffers any diminution in his position, duties or authorities, is assigned to report to any executive other than the chief executive officer, or any breach by the company of a material portion of his employment agreement.

•	Termination without cause by the company or for good reason by Mr. Bourdon in connection with or within two years after a change in control: Upon any such termination, Mr. Bourdon would be entitled to receive all base salary and paid time off accrued through the date of termination, severance equal to two times base salary plus two times his target bonus payable in a single installment immediately after termination, reimbursement of the company’s portion of health insurance premiums for a period of up to 18 months after the date of his termination, and any other payments payable under applicable benefit plans, the vested portion of any retirement, deferred compensation or other benefit plan, and his sign-on equity award would vest on an accelerated basis. Under the employment agreement, termination will be considered for good reason under the circumstances described above.

•	Termination with cause: Upon any such termination, Mr. Bourdon would receive all base salary accrued through the date of termination, any other amount earned but not yet paid as of the date of termination and other payments payable under applicable benefit plans, and would be entitled to the vested portion of any equity awards, and all unvested equity awards would be forfeited on the date of termination.

•	Termination for death or disability: Upon any such termination, Mr. Bourdon (or his estate) would receive all base salary accrued through the effective date of the termination and pro rata earned bonus for the year in which termination occurs.

Following termination of employment, Mr. Bourdon will be subject to a non-competition covenant and covenants prohibiting him from solicitating any company customers or employees for a period of 12 months after his termination of employment, although receipt of any payment described above has not been conditioned on fulfillment of these covenants.

James E. Murray. The company appointed Mr. Murray as president and chief operating officer effective as of December 9, 2019, after entering into an employment agreement with him on December 3, 2019. The agreement is for a one-year term ending on December 9, 2020, with automatic renewals for additional one-year terms, unless sooner terminated as provided in the agreement. The agreement was renewed for another year in December 2020. Any failure to renew the agreement by the company is considered termination without cause. The company will pay Mr. Murray a base salary of $750,000 per year, with annual review for increase. Mr. Murray is entitled to an annual target bonus opportunity of 85% of base salary, beginning in 2020. Mr. Murray will have an anticipated annual target value for his long-term incentive award for 2020 equal to 350% of his base salary. The agreement provides for benefits commensurate with Mr. Murray’s position.

In connection with his appointment and under the terms of his employment agreement, Mr. Murray received a sign-on equity award with an aggregate award value of $3,000,000, consisting of PSUs with an award value of $1,500,000, stock options with an award value of $750,000 and RSUs with an award value of $750,000. This award consisted of 14,006 PSUs, valued at $107.10 per share; 25,346 non-qualified stock options, valued at $29.59 per share; and 9,786 RSUs, valued at the closing price of our stock ($76.64) on the January 2, 2020 award date. Mr. Murray was also eligible to, and did, receive a regular annual equity award in 2020.

The agreement also provides for severance payments upon termination as follows:

•	Termination due to resignation by Mr. Murray: If Mr. Murray resigns without good reason as described below, he would receive all base salary accrued through the date of termination, accrued paid time off and the vested portion of his account under the company’s deferred compensation and other benefit plans, including PSU, option and RSU awards.

•	Termination without cause by the company or for good reason by Mr. Murray: Upon any such termination, Mr. Murray would be entitled to receive all base salary and paid time off accrued through the date of termination and a pro rata portion of the bonus that would otherwise have been payable to him for the year in which termination occurs, severance equal to one times his base salary, reimbursement of the company’s portion of health insurance premiums for a period of up to 12 months after the date of his termination, and any other payments payable under applicable benefit plans, the vested portion of any retirement, deferred compensation or other benefit plan, including vested PSU, option and RSU awards. With respect to his sign-on equity awards, Mr. Murray will be entitled to full vesting as of the date of termination of all options, and his RSUs and PSUs would continue to vest as if he were still employed. Under the employment agreement, termination will be considered for good reason if his base salary or target bonus opportunity is reduced, if he suffers any diminution in his position, duties or authorities, is assigned to report to any executive other than the chief executive officer, or any breach by the company of a material portion of his employment agreement.

•	Termination without cause by the company or for good reason by Mr. Murray in connection with or within two years after a change in control occurring more than 18 months after his commencement date: Upon any such termination, Mr. Murray would be entitled to receive all base salary and paid time off accrued through the date of termination, pro rata target bonus for the year in which termination occurs, severance equal to two times base salary plus two times his target bonus payable in a single installment immediately after termination, reimbursement of the company’s portion of health insurance premiums for a period of up to 18 months after the date of his termination, and any other payments payable under applicable benefit plans, the vested portion of any retirement, deferred compensation or other benefit plan, and his sign-on and annual equity awards would vest on an accelerated basis. Under the employment agreement, termination will be considered for good reason under the circumstances described above. If Mr. Murray is terminated without cause by the company or he terminates for good reason in connection with a change in control occurring before the passage of 18 month after his commencement date, he would be entitled to the non-enhanced severance described above.

•	Termination with cause: Upon any such termination, Mr. Murray would receive all base salary accrued through the date of termination, any other amount earned but not yet paid as of the date of termination and other payments payable under applicable benefit plans, and would be entitled to the vested portion of any equity awards, and all unvested equity awards would be forfeited on the date of termination.

•	Termination for death or disability: Upon any such termination, Mr. Murray (or his estate) would receive all base salary accrued through the effective date of the termination and pro rata earned bonus for the year in which termination occurs, and vested options would be exercisable for a period of 12 months after the termination.

Following termination of employment, Mr. Murray will be subject to a non-competition covenant and covenants prohibiting him from soliciting any company customers or employees for a period of 12 months after his termination of employment, although receipt of any payment described above has not been conditioned on fulfillment of these covenants.

Mostafa M. Kamal. The company entered into an employment agreement with Mr. Kamal dated June 29, 2015, when he was promoted to serve as chief executive officer of Magellan Rx Management. The agreement is for a one-year term ending on July 1, 2016, with automatic renewals for additional one-year terms, unless sooner terminated as provided in the agreement. The agreement was renewed for another year in July 2020. Any failure to renew the agreement by the company is considered termination without cause. The company will pay Mr. Kamal a base salary of $400,000 per year, with annual review for increase. Mr. Kamal’s base salary for 2020 was increased by 5% to $590,499 on April 1, 2020. Mr. Kamal was entitled to an annual target bonus opportunity of 80% of base salary in 2020. The agreement provides for benefits commensurate with Mr. Kamal’s position.

The agreement also provides for severance payments upon termination as follows:

•	Termination due to resignation by Mr. Kamal: If Mr. Kamal resigns without good reason as described below, he would receive all base salary accrued through the date of termination, accrued paid time off and the vested portion of his account under the company’s deferred compensation and other benefit plans, including stock option, PSU and RSU awards.

•	Termination without cause by the company: Upon any such termination, Mr. Kamal would be entitled to receive all base salary and paid time off accrued through the date of termination and pro rata target bonus for the year in which termination occurs, severance equal to twelve months of base salary, and any other payments payable under applicable benefit plans, the vested portion of any retirement, deferred compensation, or other benefit plan, including vested stock option, PSU and RSU awards. Under the employment agreement, termination will be considered without cause if he terminates his employment within 18 months following the company’s notice of intent not to renew the agreement, his position will be relocated to an office more than 50 miles away from his prior location, a material reduction in his base salary to an amount less than the initial base salary set forth in his employment agreement, and the company fails to correct any such situation.

•	Termination without cause by the company or for good reason by Mr. Kamal in connection with or within two years after a change in control: Upon any such termination, Mr. Kamal would be entitled to receive all base salary and paid time off accrued through the date of termination and pro rata target bonus for the year in which termination occurs, severance equal to two times the sum of his base salary plus target bonus payable in a single installment immediately after termination, and any other payments payable under applicable benefit plans, the vested portion of any retirement, deferred compensation, or other benefit plan, and his equity awards would vest on an accelerated basis. Mr. Kamal’s outstanding PSU awards would vest on an accelerated basis at target. Under the employment agreement, good reason for termination by Mr. Kamal for these purposes includes a relocation of his reporting office by more than 50 miles, a material diminution of his duties and responsibilities, a material reduction of his base salary unless such reduction is comparable to a reduction that takes places for all other company employees of comparable rank or a material reduction in his target bonus opportunity.

•	Termination with cause: Upon any such termination, Mr. Kamal would receive all base salary accrued through the date of termination, accrued paid time off and the vested portion of his account under the company’s deferred compensation and other benefit plans and would be entitled to the vested portion of any equity awards, and all unvested equity awards would be forfeited.

•	Termination for death or disability: Upon any such termination, Mr. Kamal (or his estate) would receive all base salary accrued through the date of termination, accrued paid time off and the vested portion of his account under the company’s deferred compensation and other benefit plans, including stock option, PSU and RSU awards. Also, the company may in its discretion pay him (or his estate) a pro rata portion of any bonus that he would have earned had he been employed for the full calendar year, subject to achievement of applicable company financial performance targets.

Following his termination under any circumstances, Mr. Kamal will be subject to a non-competition covenant and covenants prohibiting him from soliciting any company customers or employees for a period of 12 months following his termination or any longer period for which he continues to receive base salary or in respect of which base salary is paid in a lump sum.

David Haddock. The company appointed Mr. Haddock as general counsel and secretary effective as of February 3, 2020, after entering into an employment agreement with him on January 31, 2020. The agreement is for a one-year term ending on February 3, 2021, with automatic renewals for additional one-year terms, unless sooner terminated as provided in the agreement. The agreement was renewed for another year in February 2021. Any failure to renew the agreement by the company is considered termination without cause. The company will pay Mr. Haddock a base salary of $525,000 per year, with annual review for increase. Mr. Haddock is entitled to an annual target bonus opportunity of 65% of base salary. Mr. Haddock will have an anticipated annual target value for his long-term incentive award equal to no less than 200% of his base salary. The agreement provides for benefits commensurate with Mr. Haddock’s position.

In connection with his appointment and under the terms of his employment agreement, Mr. Haddock received a sign-on equity award with an aggregate award value of $1,500,000, consisting of PSUs with an award value of $750,000 and RSUs with an award value of $750,000. This award consisted of 10,605 PSUs awarded on March 2, 2020, valued at $70.72 per share, and 12,710 RSUs awarded on the same date, valued at the closing price of our stock ($59.01) on that date.

The agreement also provides for severance payments upon termination as follows:

•	Termination due to resignation by Mr. Haddock: If Mr. Haddock resigns without good reason as described below, he would receive all base salary accrued through the date of termination, accrued paid time off and the vested portion of his account under the company’s deferred compensation and other benefit plans, including PSU and RSU awards.

•	Termination without cause by the company or for good reason by Mr. Haddock: Upon any such termination, Mr. Haddock would be entitled to receive all base salary and paid time off accrued through the date of termination and a pro rata portion of the bonus that would otherwise have been payable to him for the year in which termination occurs, severance equal to one times his base salary, reimbursement of the company’s portion of health insurance premiums for a period of up to 12 months after the date of his termination, and any other payments payable under applicable benefit plans, the vested portion of any retirement, deferred compensation or other benefit plan, including vested PSU and RSU awards. Under the employment agreement, termination will be considered for good reason if his base salary or target bonus opportunity is reduced, if he suffers any diminution in his position, duties or authorities, is assigned to report to any executive other than the chief executive officer, or any breach by the company of a material portion of his employment agreement.

•	Termination without cause by the company or for good reason by Mr. Haddock in connection with or within two years after a change in control occurring more than 18 months after his commencement date: Upon any such termination, Mr. Haddock would be entitled to receive all base salary and paid time off accrued through the date of termination, a pro-rata portion of the bonus that would otherwise have been payable to him for the year in which termination occurs, severance equal to two times base salary plus two times his target bonus payable in a single installment immediately after termination, reimbursement of the company’s portion of health insurance premiums for a period of up to 18 months after the date of his termination, and any other payments payable under applicable benefit plans, the vested portion of any retirement, deferred compensation or other benefit plan, and his sign-on equity awards would vest on an accelerated basis. Under the employment agreement, termination will be considered for good reason under the circumstances described above. If Mr. Haddock is terminated without cause by the company or he terminates for good reason in connection with a change in control occurring before the passage of 18 months after his commencement date, he would be entitled to the non-enhanced severance described above.

•	Termination with cause: Upon any such termination, Mr. Haddock would receive all base salary accrued through the date of termination, any other amount earned but not yet paid as of the date of termination and other payments payable under applicable benefit plans, and would be entitled to the vested portion of any equity awards, and all unvested equity awards would be forfeited on the date of termination.

•	Termination for death or disability: Upon any such termination, Mr. Haddock (or his estate) would receive all base salary accrued through the effective date of the termination and pro rata earned bonus for the year in which termination occurs.

Following termination of employment, Mr. Haddock will be subject to a non-competition covenant and covenants prohibiting him from solicitation any company customers or employees for a period of 12 months after his termination of employment, although receipt of any payment described above has not been conditioned on fulfillment of these covenants.

Jonathan N. Rubin. In connection with his appointment as the company’s former chief financial officer, the company entered into an employment agreement with Mr. Rubin on August 11, 2008. The agreement provided for an initial one-year term beginning on September 8, 2008, the date on which he began serving as the chief financial officer, which was automatically renewed for successive one-year terms unless either party provided notice of non-renewal at least 180 days prior to the end of any then-existing term. Mr. Rubin ceased serving as chief financial officer on September 8, 2020 and subsequently retired effective December 31, 2020. The company was required to pay Mr. Rubin a base salary of $400,000 per year, with annual review for increase by the company. His salary was increased by 3% to $650,173 on April 1, 2020. Mr. Rubin was entitled to an annual target bonus opportunity of 85% of his base salary in 2020. Mr. Rubin was also entitled to benefits and participation in other compensation plans, including annual incentive and long-term incentive plans, on a basis at least as favorable as other similarly situated senior level executives of the company.

Under an amendment to his employment agreement, Mr. Rubin’s stock options which were outstanding but unvested as of his December 31, 2020 retirement date were accelerated in full and will remain exercisable for a period of 36 months after that date. Also, his outstanding and unsettled PSUs will remain outstanding for their originally-specified terms and will be settled at the time and using the performance criteria specified in the original award, and his outstanding and unvested RSUs will continue to vest as if he were still employed.

Following his retirement, Mr. Rubin is subject to a non-competition covenant and covenants prohibiting him from soliciting any company customers or employees for a period equal to the longer of one year or the number of years in respect of which he is paid base salary on termination, although receipt of any payment described above has not been conditioned on fulfillment of these covenants.

Estimated Benefits upon Various Termination Scenarios

The following table summarizes the payments and other benefits payable to the company’s NEOs, assuming a termination of employment or a change in control of the company as of December 31, 2020, except that the information for Mr. Rubin is presented separately since he ceased serving as chief financial officer on September 8, 2020 and retired from the company on December 31, 2020. The figures which appear in the table are based on the provisions of the employment agreements summarized above and applicable award agreements. The definitions of the terms “without cause,” “good reason,” and “change in control,” and the conditions that apply to those terms, differ among the NEOs’ employment agreements and are summarized above in the descriptions of those agreements.

Estimated Benefits

	Without Cause / For Good Reason		Change in Control		Death / Disability
	($)		($)		($)
Mr. Fasola
Cash Payments	3,000,000		6,000,000		―
Bonus	1,000,000		1,000,000		1,000,000
Insurance Benefits	17,354		17,354		―
Acceleration of PSUs	1,525,167	(1)	3,823,397	(1)	―
Acceleration of RSUs	1,421,534	(2)	4,179,692	(2)	―
Total	6,964,056		15,020,444		1,000,000

Mr. Bourdon
Cash Payments	525,000		1,942,500		―
Bonus	446,250		446,250		446,250
Insurance Benefits	16,563		24,845		―
Acceleration of PSUs	―		361,348		―
Acceleration of RSUs	―		544,673		―
Total	987,813		3,319,616		446,250

Mr. Murray
Cash Payments	750,000		750,000	(3)	―
Bonus	637,500		637,500		637,500
Insurance Benefits	12,480		12,480		―
Acceleration of PSUs	157,145	(4)	157,145	(4)	―
Acceleration of RSUs	810,672	(4)	2,620,726		―
Acceleration of Options	1,160,257	(5)	2,668,442		―
Total	3,528,054		6,846,293		637,500

Mr. Kamal
Cash Payments	590,499		2,125,796		―
Bonus	472,399		472,399		472,399
Insurance Benefits	12,566		18,849		―
Acceleration of Options	―		442,625		―
Acceleration of RSUs	―		1,551,096		―
Acceleration of PSUs	―		2,177,118	(6)	―
Total	1,075,464		6,787,883		472,399

Mr. Haddock
Cash Payments	525,000		525,000	(3)	―
Bonus	341,250		341,250		341,250
Insurance Benefits	6,810		6,810		―
Acceleration of PSUs	―		878,518		―
Acceleration of RSUs	―		1,052,896		―
Total	873,060		2,804,474		341,250

(1)	Mr. Fasola’s sign-on PSU award provides for continued vesting as if he remained employed. The value was estimated using his target share award.

(2)	Mr. Fasola’s sign-on RSU award provides for accelerated vesting.

(3)	12/31/20 is less than 18 months from his hire date and under the terms of his employment agreement, he is not eligible for enhanced change in control severance benefits.

(4)	Mr. Murray’s sign-on option and RSU awards provide for accelerated vesting.

(5)	Mr. Murray’s sign-on PSU award provides for continued vesting as if he remained employed. The value was estimated using his target share award.

(6)	Does not include the value of the PSUs granted on 3/5/18 as they did not achieve the threshold performance level for the period 1/1/18 to 12/31/20.

The following table summarizes the payments and other benefits payable as of December 31, 2020 by the company to Mr. Rubin, who ceased serving as chief financial officer on September 8, 2020 and retired from the company on December 31, 2020. Mr. Rubin was eligible for the company’s retirement policy under the terms of an amendment to his employment agreement, under which all of his outstanding and unvested options accelerated and will remain exercisable for three years or their original term, whichever is less, and his outstanding RSUs and PSUs will continue to vest and will be settled at the end of their specified terms as if he were still employed through the settlement date. The figures which appear in the table are based on the provisions of his employment agreement, his award agreements and the terms of that retirement policy. No additional payments other than those required under these provisions will be made to Mr. Rubin. Payment of these amounts and benefits is subject to Mr. Rubin’s compliance with his restrictive covenants during the one-year term thereof.

Actual Retirement Benefits

Mr. Rubin
Cash Payments	―
Bonus	$828,971
Insurance Benefits	―
Acceleration of Options(1)	$379,839
Continued vesting of RSUs(2)	$1,305,807
Continued vesting of PSUs(3)	$1,847,166
Total	$4,361,783

(1)	The acceleration of options figure represents the net value of the options accelerated on 12/31//20.

(2)	The RSUs figure represents the value of all RSUs as measured by the closing price of the company’s stock on 12/31/20 ($82.84).

(3)	The acceleration of PSUs figure represents a pro forma settlement as of 12/31/20 for the target numbers of shares of his awards. It does not include the PSUs granted on 3/5/18 as they did not achieve the threshold performance level for the period 1/1/18 to 12/31/20. The actual number of shares issued upon settlement will depend on company performance during the specified performance periods.

Change in Control Definitions

Under Mr. Fasola’s employment agreement, a “change in control” will occur if (i) any person or group becomes the beneficial owner of 50% or more of the company’s voting stock, (ii) a majority of the members of the board no longer consist of individuals serving on the date the agreement was entered into or whose election or nomination was supported by the incumbent directors, (iii) the company adopts a plan of liquidation providing for the distribution of all or substantially all of the company’s assets, (iv) at least 75% of the consolidated assets of the company are disposed of through a merger, consolidation, share exchange, reorganization or other transaction unless the existing stockholders continue to own a majority of the voting interests in the entity that succeeds to the company’s business, or (v) the company combines with another company and is the surviving corporation but the existing stockholders own 50% or less of the voting interests in the combined company. For purposes of the employment agreements for Messrs. Bourdon, Murray, Kamal, Haddock and Rubin, a “change in control” will occur if (i) any person or group becomes the beneficial owner of greater than 50% or more of the company’s voting stock, (ii) a majority of the members of the board no longer consist of individuals serving on the date of their employment agreement or whose election or nomination was supported by a majority of the incumbent directors, (iii) the company’s board and, if required, the stockholders, approve the dissolution of the company or a plan of liquidation or comparable plan providing for the disposition of all or substantially all of the company’s assets, (iv) all or substantially all of the assets of the company are disposed of through a merger, consolidation, share exchange, reorganization or other transaction unless the existing stockholders continue to own a majority of the voting interests in the entity that succeeds to the company’s business, or (v) the company merges or combines with another company and the existing stockholders own 50% or less of the voting interests in the successor company.

DIRECTORS’ COMPENSATION

The following table sets forth, for the year ended December 31, 2020, the compensation paid by the company to its non-executive directors. The company does not pay any compensation in their capacity as directors to any directors who are also executive officers of the company. During 2020, Mr. Fasola served as an executive officer and director.

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total
	($)	($)	($)
Steven J. Shulman	238,750	150,025	388,775
Swati Abbott	115,000	150,025	265,025
Christopher J. Chen, M.D.	56,777	150,025	206,802
Peter A. Feld	98,750	150,025	248,775
Mural R. Josephson	67,295	150,025	217,320
G. Scott MacKenzie	121,250	150,025	271,275
Leslie V. Norwalk	105,000	150,025	255,025
Guy P. Sansone	105,000	150,025	255,025
Michael S. Diament	66,250	―	66,250
Perry G. Fine, M.D.	47,500	―	47,500
William J. McBride	60,000	―	60,000

(1)	Dr. Chen and Mr. Josephson were nominated for election to the board and were elected at the 2020 annual meeting, and Dr. Fine and Messrs. Diament and McBride retired from the board on 6/12/20.

(2)	The amounts shown in this column represent the grant date fair values of restricted share awards calculated in accordance with FASB ASC Topic 718 on the basis of the number of shares awarded (2,122 for each of the directors) multiplied by the closing price of the company’s stock on the day of the award, 6/17/20 ($70.70). These figures differ from the $150,000 values of stock awards contemplated by company policy due to rounding to the nearest whole share. Each of these restricted shares remained held by each director as of December 31, 2020.

Annual Board Fees. For their services to the company in 2020, the individuals who served as members of the board of directors during the year received fees according to the schedule below. No compensation was paid to those members who also served as employees of the company.

Type of Fee	Committee	2020 Fee
		($)
Board Chair	N/A	150,000
Annual Retainer – all non-employee directors	N/A	80,000
Committee Chair	Audit	35,000
	Management Compensation	30,000
	Nominating/Corporate Governance	30,000
	Strategic	8,750
Committee Member	Audit	15,000
	Management Compensation	10,000
	Nominating/Corporate Governance	10,000
	Strategic	3,750

Equity Compensation. For their services in 2020, independent directors serving as of the date of the 2020 annual meeting, including newly-elected directors, received awards of restricted shares under the 2016 MIP with an aggregate fair market value at that time equal to $150,000, as measured by the closing price of the company’s stock on that date.

Under the Company’s Director Share Ownership Policy, non-employee directors are required to maintain a minimum share ownership position equal in value to five times the annual retainer fee applicable to board members generally. For 2020, this annual retainer fee was $80,000, and directors were required to hold shares with an aggregate fair market value equal to no less than $400,000. In order to meet this requirement, directors are permitted to accumulate shares over time through regular grants as described above. However, directors are not allowed to sell any shares unless they will retain share ownership with an aggregate fair market value equal to or greater than the required amount.

Currently, all non-employee directors meet this requirement except Dr. Chen and Mr. Josephson, who were elected as directors for the first time in 2020, and are phasing into this requirement. Those directors who are also executive officers are subject to a separate equity ownership policy which is described above under “Executive Compensation — Compensation Discussion and Analysis — Equity Ownership Policy.”

PAY RATIO DISCLOSURE

Under SEC rules, we are required to disclose in this proxy statement the ratio of the annual total compensation of our chief executive officer, Mr. Fasola, for the 2020 fiscal year to the median annual total compensation of all of our employees (including employees of our subsidiaries) other than Mr. Fasola for that year. That ratio was not calculated or taken into consideration by our Management Compensation Committee in setting the compensation of Mr. Fasola or any of our other NEOs for 2020, and pay ratio data relating to the 2020 Peer Group companies was not reviewed by the committee.

For 2020, the annual total compensation of the employee identified at median of all of our employees, excluding Mr. Fasola, was $65,089. The 2020 annual total compensation of Mr. Fasola was determined by including his annualized 2020 base salary, the annual maximum company match under the company’s retirement savings plan and all other amounts as set forth in the Summary Compensation Table, which resulted in total compensation of $7,516,266. Based on this information, the 2020 ratio of the annual total compensation of our CEO, Mr. Fasola, to the median of the annual total compensation of all of our employees was estimated to be 115 to 1.

To determine the median of the annual total compensation of all of our employees, we used the same methodology as we did in 2019. We compared annualized base salary as of December 31, 2020 for our employee population, which excluded Canadian employees (as they represent less than 1% of our total employee population), unpaid interns and contingent workers. We then determined the annual total compensation of the median employee by collecting actual base salary, bonus paid, 401(k) employer match and other benefits paid during the 12-month period ending December 31, 2020.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 16, 2021 (except as otherwise noted) with respect to any person known by the company to be the beneficial owner of more than 5% of the outstanding shares of our common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class 1(1)
BlackRock, Inc.(2) 55 East 52nd Street New York, NY 10055	3,682,503	14.1%
The Vanguard Group, Inc.(3) 100 Vanguard Boulevard Malvern, PA 19355	2,378,103	9.1%
Starboard Value LP(4) 777 Third Avenue, 18th Floor New York, NY 10017	2,369,100	9.1%
Dimensional Fund Advisors LP(5) Building One 6300 Bee Cave Road Austin, TX 78746	1,849,800	7.1%
Victory Capital Management, Inc.(6) 4900 Tiedeman Road, 4th Floor Brooklyn, OH 44144	1,372,770	5.2%
Magnetar Financial LLC(7) 1603 Orrington Avenue, 13th Floor Evanston, IL 60201	1,289,081	4.9%

(1)	The information regarding the beneficial ownership of common stock by each named entity is included in reliance on its reports filed with the SEC, except that the percentage of common stock beneficially owned is based upon the company’s calculations using the aggregate number of shares reported to be beneficially owned by such entity in such report and on 26,153,303 shares of Magellan common stock issued and outstanding as of 4/16/21.

(2)	Based solely on information set forth in Amendment No. 13 to Schedule 13G filed on 1/26/21. BlackRock, Inc. is the parent holding company of the following investment adviser subsidiaries which exercise investment control over accounts that hold company shares: BlackRock Fund Advisors, BlackRock Advisors, LLC, BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG, BlackRock Institutional Trust Company, N.A., BlackRock Asset Management Canada Limited, BlackRock Investment Management, LLC, BlackRock Asset Management Ireland Limited, BlackRock Investment Management (UK) Limited, BlackRock Investment Management (Australia) Limited, BlackRock Life Limited, BlackRock (Netherlands) B.V., Blackrock Fund Managers Ltd. and BlackRock Japan Co., Ltd. Of such subsidiaries, BlackRock Fund Advisors itself owns greater than 5% of the outstanding common stock. Blackrock, Inc. holds sole dispositive power over 3,682,503 shares and sole voting power over 3,638,391 shares.

(3)	Based solely on information set forth in Amendment No. 11 to Schedule 13G filed on 2/10/21. The Vanguard Group, Inc. is the investment manager of collective trust accounts which hold company shares. Includes shares held by Vanguard Fiduciary Trust Company, Vanguard Investments Australia, Ltd., Vanguard Asset Management, Limited, Vanguard Global Advisors, LLC, Vanguard Group (Ireland) Limited, Vanguard Investments Canada, Vanguard Investments Hong Kong Limited and Vanguard Investments UK, Limited, each a subsidiary of the Vanguard Group, Inc. Vanguard holds sole dispositive power and 2,322,751 shares, shared dispositive power over 55,352 shares and shared voting power over 36,367 shares.

(4)	Based solely on information set forth in Schedule 13D Amendment No. 3 filed on 1/4/21. Starboard Value LP is an investment manager for Starboard Value and Opportunity Master Fund Ltd., Starboard Value and Opportunity C LP, Starboard Value and Opportunity Master Fund L LP, Starboard Value LP Account, Starboard X Master Fund Ltd. and the manager of Starboard Value and Opportunity S LLC, Starboard Value GP LLC, Starboard Principal Co. LP and Starboard Principal Co. GP LLC are control persons of Starboard Value LP and are deemed to own the shares held by it. Jeffrey C. Smith and Peter A. Feld are also control persons of Starboard Value LP. Starboard Value LP holds sole dipositive and sole voting power over 2,369,100 shares. On 01/04/21, Starboard Value LP (“Starboard”) and certain of its affiliates entered into a Merger Support Agreement with Centene Corporation (“Centene”) and Mayflower Merger Sub, Inc. (“Merger Sub”) in connection with the Agreement and Plan of Merger dated 04/04/21 by and among the company, Centene and Merger Sub, pursuant to which Merger Sub will merge with and into the company, with the company surviving the merger as a wholly-owned subsidiary of Centene. Under the Support Agreement, Starboard has agreed that it will cause the company shares beneficially owned by it to be voted in favor of the merger and against any alternative proposal or other proposal that could reasonably be expected to adversely affect the consummation of the merger.

(5)	Based solely on information set forth in Amendment No. 6 to Schedule 13G filed on 2/12/21. Dimensional Fund Advisors LP is a registered investment adviser which advises four registered investment companies and certain other commingled funds, group trusts and separate accounts which beneficially own the above shares. Dimensional Fund Advisors LP holds the sole dispositive power over 1,849,800 shares and sole voting power over 1,805,197 shares.

(6)	Based solely on information set forth in Schedule 13G filed on 2/9/21. Victory Capital Management Inc. holds sole dispositive power over 1,372,770 shares and sole voting power over 1,349,797.

(7)	Based solely on information set forth in Amendment No. 1 to Schedule 13D filed on 4/27/21. Magnetar Financial LLC is a registered investment adviser and manager of investment funds and managed accounts. Magnetar Financial LLC serves as investment adviser to Magnetar PRA Master Fund Ltd., Magnetar Constellation Fund II-PRA LP and Magnetar Systematic Multi-Strategy Master Fund Ltd. and exercises voting and investment power over the shares held for the accounts of each of the foregoing funds. Magnetar Capital Partners, Supernova Management and Alex N. Litowitz are control persons of Magnetar Financial LLC. Magnetar holds shared dispositive power and shared voting power over 1,289,081 shares.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 16, 2021 (except as otherwise noted) by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; and (iii) all directors and executive officers (including those listed under “Executive Officers” below) as a group.

Name of Beneficial Owner	Amount and Nature of Beneficiary Ownership (1)(2)	Percent of Class(3)
Steven J. Shulman	26,662	*
Swati Abbott	6,058	*
Christopher J. Chen	2,122	*
Peter A. Feld(4)	2,374,009	9.1%
Mural R. Josephson	2,122	*
G. Scott MacKenzie	9,805	*
Leslie V. Norwalk	4,909	*
Guy P. Sansone	7,184	*
Kenneth J. Fasola	16,303	*
David Bourdon	—	—
Jonathan N. Rubin(5)	240,774	*
James Murray	22,127	*
Mostafa Kamal	47,417	*
David Haddock	4,237	*
All directors and executive officers as a group (14 persons)	2,631,959	10.1%

*	Less than 1.0% of total outstanding.

(1)	Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. This table is based upon information supplied by the directors and executive officers.

(2)	Includes as beneficially owned RSUs held by the non-employee directors which vest on the date of the 2021 annual meeting, which are included pursuant to SEC Rule 13d-3(d)(1). Each of Messrs. Shulman, Feld, Josephson, MacKenzie and Sansone, Ms. Abbott and Norwalk and Dr. Chen received 2,122 RSUs on 6/17/20.

(3)	The percentage of common stock beneficially owned is based upon 26,153,303 shares of common stock issued and outstanding as of the above date, plus those shares considered outstanding under SEC Rule 13d-3(d)(1), as described in Note 2 above for each holder or group of holders.

(4)	Includes as shares held by affiliated entities 1,419,053 shares held by Starboard Value and Opportunity Master Fund, Ltd., 200,300 shares held by Starboard X Master Fund Ltd, 228,603 shares held by Starboard Value and Opportunity S LLC, 130,301 shares held by Starboard Value and Opportunity C LP, 85,229 shares held by Starboard Value and Opportunity Master Fund L LP, and 305,614 shares held by the Managed Account of Starboard Value LP. Mr. Feld disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)	Mr. Rubin ceased serving as an executive officer on 9/8/20.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Management Compensation Committee during 2020 consisted up until June 17, 2020 of Scott MacKenzie (chair), Michael Diament, Peter A. Feld and Leslie V. Norwalk. After that date, Mr. Diament left the committee.

None of the members of the Management Compensation Committee was an officer or employee of the company during 2020 or was formerly an officer of the company. None of the company’s executive officers serves as a member of the compensation committee (or other board committee performing equivalent functions) of another entity that has one or more executive officers who serves on the company’s board or on the Management Compensation Committee, and none of the company’s executive officers serves as a director of another entity one of whose executive officers serves on the Management Compensation Committee.

REVIEW OF RELATED PERSON TRANSACTIONS

The board has adopted a Related Person Transaction Policy, the purpose of which is to address the reporting, review and approval or ratification of transactions with related persons. The company generally seeks to avoid related person transactions because they can involve potential or actual conflicts of interest and pose the risk that they may be, or be perceived to be, based on considerations other than the company’s best interests. However, the company recognizes that, in some circumstances, transactions between the company and related persons may be incidental to the normal course of business or provide an opportunity that is in the best interests of the company, or that is not inconsistent with the best interests of the company and where it is not efficient to pursue an alternative transaction. A copy of the policy is available in the Investor Relations — Corporate Governance section of our website at MagellanHealth.com. The policy applies to the following persons:

•	each director and executive officer of the company;

•	any nominee for election as a director of the company;

•	any security holder who is known to the company to own of record or beneficially more than five percent of any class of the company’s voting securities; and

•	any immediate family member of any of the above persons.

For purposes of the policy, a related person transaction means any transaction or arrangement or series of transactions or arrangements in which the company participates (whether or not the company is a party) and a related person has a direct or indirect interest that is material to the related person. A related person’s interest in a transaction or arrangement will be presumed material to that person unless it is clearly incidental in nature or has been determined in accordance with the policy to be immaterial in nature such that further review is not warranted.

Under the policy, a director, nominee for director or executive officer who intends to enter into a related person transaction must disclose all material facts with respect to the transaction to the Audit Committee. Also, any officer or employee who intends to cause the company to enter into any related person transaction must disclose all material facts with respect to the transaction to his or her superior, who is responsible for reporting that information to the Audit Committee. As part of disclosing the material facts with respect to the transaction, the person proposing the transaction must provide specific details about his or her interest in the transaction, a description of the connection that person has with the transaction, the business justification for the transaction and other specific details. The Audit Committee must then review the related person transaction and approve the transaction before the transaction will be given effect.

In approving or ratifying a related person transaction, the Audit Committee will consider whether the transaction is in, or is not inconsistent with, the best interests of the company, including the following factors:

•	the position within or the relationship of the related person with the company;

•	the materiality of the transaction to the related person and the company;

•	the business purpose for and reasonableness of the transaction, taken in the context of alternatives available to the company;

•	whether the transaction is comparable to a transaction that could be available on an arms-length basis or is on terms that the company offers generally to persons who are not related;

•	whether the transaction is in the ordinary course of the company’s business and was proposed and considered in the ordinary course of business; and

•	the effect of the transaction on the company’s business and operations.

DIRECTOR INDEPENDENCE

NASDAQ listing standards require that a majority of the company’s board of directors qualify as independent directors. Under NASDAQ rules, no director qualifies as independent unless the director is not an officer or employee of the company and was not employed by the company during the preceding three years, and the board determines that the director has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

For various corporate governance purposes, including the composition of the Nominating/ Corporate Governance Committee and the Management Compensation Committee, we have separately adopted a standard for determining when a director is independent which is identical to the NASDAQ standard. This standard is set forth below. In addition, the charters of the committees of the board contain additional considerations which bear on a determination whether their members are independent for purposes of service on those committees.

Our Nominating/Corporate Governance Committee as one of its key functions periodically monitors and reviews the independence status of the directors. At its meeting held on February 25, 2021, the committee reported to the full board on its review of director independence regarding the directors serving on that date. As part of receiving the committee report, the board reviewed and considered transactions and relationships between each incumbent director and any member of his or her immediate family and the company and its subsidiaries. With respect to the new directors nominated, the board on that date considered their independence status and whether they or any family member had any transactions and/or relationships with the company and its subsidiaries. With respect to the directors serving on that date, the Nominating/Corporate Governance Committee met on February 24, 2021 to review their independence status. The purpose of these reviews was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. In making these determinations, the board applied the following NASDAQ standards, in addition to considering any other relevant facts and circumstances:

•	A director who is, or at any time during the past three years was, employed by the company, is not considered independent.

•	A director who accepted, or who has a family member who accepted, any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three preceding years, except compensation for board or committee service, compensation paid to a family member who is an employee (other than an executive officer) of the company, and benefits under a tax-qualified retirement plan or non-discretionary compensation, is not considered independent.

•	A director who is a family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer, is not considered independent.

•	A director who is, or who has a family member who is, a partner in, or a controlling stockholder or any executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceeded 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising from investments in the company’s securities and payments under non-discretionary charitable contribution matching programs, is not considered independent.

•	A director who is, or who has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the company served on the compensation committee of such other entity, is not considered independent.

•	A director who is, or who has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years, is not considered independent.

The NASDAQ standards impose additional independence and qualification standards on the members of our Audit and Management Compensation Committees. Under these standards, each committee member, in addition to meeting the definition of independence applicable to all non-employee directors, is prohibited from accepting directly or indirectly any consulting, advisory or other compensatory fee from the company or from being an affiliated person of the company or any subsidiary or affiliate of any subsidiary of the company, and must not have participated in the preparation of the company’s financial statements at any time during the past three years.

Under the standards set forth above, the board determined that all of its members, including each of the members of our existing Audit Committee, Compliance and Quality Assurance Committee, Management Compensation Committee and Nominating/Corporate Governance Committee, and all of the new nominees, are independent as of the date of this proxy statement.

Item 14 – Principal Accounting Fees and Services

The table below sets forth the total fees and expenses billed and expected to be billed by Ernst & Young for audit, audit-related, tax and other services during 2020 and 2019.

Audit, Audit-Related, Tax and Other Fees

	2020 Actual Fees	2019 Actual Fees
Audit Fees(1)	$3,846,292	$4,805,471
Audit-Related Fees(2)	495,540	$467,460
Tax Fees	139,938	$136,756
Other Fees	―	―
Total Fees(3)	$4,481,770	$5,409,687

(1)	Consists principally of fees for audit work performed on our consolidated financial statements, the audit of the effectiveness of our internal controls over financial reporting as of each year-end, review of the quarterly financial statements, insurance statutory audits and other required audits. The fees relate to the indicated fiscal year, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Consists of fees related to review of service organization controls in 2020.

(3)	Total fees include direct out-of-pocket expenses.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

2.            Exhibit Index. The exhibits listed below are filed with this Amendment and the exhibits listed in Item 15 of the Original Report are hereby incorporated by reference in this Amendment.

Exhibit No.	Description of Exhibit
31.3	Certification of Chief Execution Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

#104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

# Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGELLAN HEALTH, INC.

April 29, 2021	By:	/s/ David Bourdon
David Bourdon
Chief Financial Officer

