Form 10-Q
period 2021-03-31
MAGELLAN HEALTH INC
filed 2021-04-30
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Magellan Health, Inc.’s common stock outstanding as of March 31, 2021 was 26,126,570.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	March 31,
	2020	2021
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($49,227 and $75,458 restricted at December 31, 2020 and March 31, 2021, respectively)	$1,144,450	$456,309
Accounts receivable, net	743,502	793,504
Short-term investments ($88,867 and $74,312 restricted at December 31, 2020 and March 31, 2021, respectively)	140,847	625,600
Pharmaceutical inventory	43,334	46,389
Other current assets ($43,547 and $51,511 restricted at December 31, 2020 and March 31, 2021, respectively)	84,264	101,462
Total Current Assets	2,156,397	2,023,264
Property and equipment, net	136,739	142,084
Long-term investments ($1,026 and $2,615 restricted at December 31, 2020 and March 31, 2021, respectively)	2,612	4,830
Deferred income taxes	1,842	921
Other long-term assets	108,797	119,947
Goodwill	873,779	873,830
Other intangible assets, net	79,689	71,631
Total Assets	$3,359,855	$3,236,507
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$137,380	$149,760
Accrued liabilities	354,906	266,217
Medical claims payable	111,851	116,580
Other medical liabilities	126,921	123,109
Current debt, finance lease and deferred financing obligations	6,521	6,543
Total Current Liabilities	737,579	662,209
Long-term debt, finance lease and deferred financing obligations	631,855	526,682
Deferred income taxes	7,102	13,602
Tax contingencies	11,002	11,867
Deferred credits and other long-term liabilities	69,283	79,276
Total Liabilities	1,456,821	1,293,636
Redeemable non-controlling interest	33,062	33,303
Stockholder's Equity:
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2020 and March 31, 2021-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2020 and March 31, 2021-Issued and outstanding-55,549 and 25,887 shares at December 31, 2020, respectively, and 55,789 and 26,127 shares at March 31, 2021, respectively	555	558
Other Stockholders’ Equity:
Additional paid-in capital	1,477,219	1,488,975
Retained earnings	1,857,130	1,884,957
Accumulated other comprehensive loss	(205)	(195)
Treasury stock, at cost, 29,662 and 29,662 shares at December 31, 2020 and March 31, 2021, respectively	(1,464,727)	(1,464,727)
Total Stockholders’ Equity	1,869,972	1,909,568
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,359,855	$3,236,507

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2021
Net revenue:
Managed care and other	$553,168	$626,076
PBM	569,211	535,573
Total net revenue	1,122,379	1,161,649
Costs, expenses and other income:
Cost of care	349,108	379,191
Cost of goods sold	533,241	492,370
Direct service costs and other operating expenses (1)	204,241	231,021
Legal matter settlement	—	(9,000)
Depreciation and amortization	23,358	21,417
Interest expense	8,958	6,426
Interest and other income	(1,219)	(341)
Special charges	—	1,151
Total costs, expenses and other income	1,117,687	1,122,235
Income from continuing operations before income taxes	4,692	39,414
Provision for income taxes	5,762	10,905
Net (loss) income from continuing operations	(1,070)	28,509
Income (loss) from discontinued operations, net of tax	19,320	(682)
Net income	$18,250	$27,827

Net (loss) income per common share:
Basic (See Note A)
Continuing operations	$(0.04)	$1.10
Discontinued operations	0.78	(0.03)
Consolidated operations	$0.74	$1.07
Diluted (See Note A)
Continuing operations	$(0.04)	$1.07
Discontinued operations	0.78	(0.03)
Consolidated operations	$0.74	$1.04
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities (2)	(201)	10
Comprehensive income	$18,049	$27,837
(1)	Includes stock compensation expense of $5,797 and $7,057 for the three months ended March 31, 2020 and 2021, respectively.
(2)	Net of income tax (benefit) provision of $(67) and $3 for the three months ended March 31, 2020 and 2021, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2019	54,285	$543	(29,662)	$(1,464,727)	$1,386,616	$1,475,207	$144	$1,397,783
Stock compensation expense	—	—	—	—	6,057	—	—	6,057
Exercise of stock options	216	2	—	—	11,261	—	—	11,263
Issuance of equity	130	1	—	—	(1,137)	—	—	(1,136)
Net income	—	—	—	—	—	18,250	—	18,250
Other comprehensive loss—other	—	—	—	—	—	—	(201)	(201)
Adoption of ASC 326	—	—	—	—	—	(413)	—	(413)
Balance at March 31, 2020	54,631	$546	(29,662)	$(1,464,727)	$1,402,797	$1,493,044	$(57)	$1,431,603

Balance at December 31, 2020	55,549	$555	(29,662)	$(1,464,727)	$1,477,219	$1,857,130	$(205)	$1,869,972
Stock compensation expense	—	—	—	—	7,057	—	—	7,057
Exercise of stock options	110	2	—	—	7,465	—	—	7,467
Issuance of equity	130	1	—	—	(2,766)	—	—	(2,765)
Net income	—	—	—	—	—	27,827	—	27,827
Other comprehensive income—other	—	—	—	—	—	—	10	10
Balance at March 31, 2021	55,789	$558	(29,662)	$(1,464,727)	$1,488,975	$1,884,957	$(195)	$1,909,568

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2020	2021
Cash flows from operating activities:
Net income	$18,250	$27,827
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	28,684	21,417
Special charges	—	1,151
Non-cash interest expense	585	355
Non-cash stock compensation expense	6,057	7,057
Non-cash income tax provision	7,802	7,603
Non-cash accretion on investments	325	592
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(33,291)	(50,013)
Pharmaceutical inventory	2,629	(3,055)
Other assets	(41,862)	(27,283)
Accounts payable and accrued liabilities	52,746	(76,183)
Medical claims payable and other medical liabilities	(13,622)	917
Tax contingencies	925	680
Deferred credits and other long-term liabilities	3,003	9,993
Other	(505)	1,067
Net cash provided by (used in) operating activities	31,726	(77,875)
Net cash provided by operating activities from discontinued operations	35,805	—
Net cash used in operating activities from continuing operations	(4,079)	(77,875)
Cash flows from investing activities:
Capital expenditures	(15,719)	(19,540)
Acquisitions and investments in businesses, net of cash acquired	(369)	(2,372)
Purchases of investments	(164,311)	(673,169)
Proceeds from maturities and sales of investments	152,394	185,619
Net cash used in investing activities	(28,005)	(509,462)
Net cash used in investing activities from discontinued operations	(19,154)	—
Net cash used in investing activities from continuing operations	(8,851)	(509,462)
Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	80,000	—
Proceeds from exercise of stock options	10,903	7,467
Payments on debt, finance lease and deferred financing obligations	(34,774)	(105,506)
Other	(1,136)	(2,765)
Net cash provided by (used in) financing activities	54,993	(100,804)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities from continuing operations	54,993	(100,804)
Net increase (decrease) in cash and cash equivalents from continuing operations	42,063	(688,141)
Cash and cash equivalents at beginning of period	115,752	1,144,450
Cash and cash equivalents at end of period	$157,815	$456,309

Supplemental cash flow data:
Non-cash investing activities:
Assets acquired under finance leases and deferred financing obligations	$3,599	$—

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 31, 2020, Magellan completed the sale of its Magellan Complete Care business (the “MCC Business”) to Molina Healthcare, Inc. (“Molina”), pursuant to a Stock and Asset Purchase Agreement, dated as of April 30, 2020, by and between the Company and Molina, for cash in the amount of $850 million plus closing adjustments of $158 million (subject to post-closing adjustments, if any), and the assumption by Molina of liabilities of the MCC Business (the “MCC Sale”). The MCC Business was the Company’s business of contracting with state Medicaid agencies and the U.S. Centers for Medicare and Medicaid Services to manage total medical benefits or long-term support services for Medicaid and dual eligible Medicaid and Medicare populations.

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

The Merger has been approved by the Company’s board of directors, the Company’s stockholders and Centene’s board of directors. The completion of the Merger is subject to customary closing conditions, including, among others, the receipt of various regulatory approvals. For additional information on the Merger Agreement and the Merger, please refer to the Company’s Current Reports on Forms 8-K, filed with the SEC on January 4, 2021 and March 31, 2021, and our definitive proxy statement filed with the SEC on February 19, 2021 (the “Proxy Statement”). The Company cannot guarantee that the Merger will be completed on a timely basis or at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2021.

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

Healthcare Segment

The Healthcare Segment (“Healthcare”) customers include health plans, accountable care organizations

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

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

Magellan’s coordination and management of these healthcare services are provided through its comprehensive network of medical and behavioral health professionals, clinics, hospitals, skilled nursing facilities, home care agencies and ancillary service providers. This network of credentialed providers is integrated with clinical and quality improvement programs to improve access to care and enhance the healthcare experience for individuals in need of care, while at the same time making the cost of these services more affordable for our customers. In addition to the Company’s provider assets where it provides treatment services in certain geographies, the Company also employs licensed behavioral health counselors to deliver non-medical counseling under certain government contracts.

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

These services are available individually, in combination, or in a fully integrated manner. The Company markets its pharmacy management services to managed care organizations, employers, third party administrators, state governments, and other government agencies, exchanges, brokers and consultants. In addition, the Company will continue to upsell its pharmacy services to its existing customers and market its pharmacy solutions to the Healthcare customer base, including through integrated Pharmacy Management and Healthcare service offerings.

Pharmacy Management contracts with its customers for services using risk-based, gain share or ASO arrangements. In addition, Pharmacy Management provides services for most of the MCC business.

On May 11, 2020, the Company announced its decision to exit the Medicare Part D business at the end of 2020. Any activity related to Medicare Part D business reflected in the three months ended March 31, 2021 is related to final run-out of the 2020 Part D contract provision. The Company continues to retain its Medicare Employer Group Waiver Plan as well as full capabilities to serve the PBM needs of its existing and prospective Medicare customers.

Corporate

This segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in the first quarter of 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three months ended March 31, 2020 and 2021 by major service line, type of customer and timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2020
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$349,845	$—	$(90)	$349,755
EAP risk-based	79,938	—	—	79,938
ASO	59,123	11,534	(83)	70,574
PBM, including dispensing	—	518,112	(4,567)	513,545
Medicare Part D	—	55,666	—	55,666
PBA	—	30,129	—	30,129
Formulary management	—	22,161	—	22,161
Other	—	611	—	611
Total net revenue	$488,906	$638,213	$(4,740)	$1,122,379

Type of Customer
Government	$227,102	$203,957	$—	$431,059
Non-government	261,804	434,256	(4,740)	691,320
Total net revenue	$488,906	$638,213	$(4,740)	$1,122,379

Timing of Revenue Recognition
Transferred at a point in time	$—	$573,778	$(4,567)	$569,211
Transferred over time	488,906	64,435	(173)	553,168
Total net revenue	$488,906	$638,213	$(4,740)	$1,122,379

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

	Three Months Ended March 31, 2021
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$373,442	$—	$(86)	$373,356
EAP risk-based	88,120	—	—	88,120
ASO	71,448	11,817	(75)	83,190
PBM, including dispensing	—	538,796	(3,399)	535,397
Medicare Part D	—	176	—	176
PBA	—	49,882	—	49,882
Formulary management	—	29,183	—	29,183
Other	—	2,345	—	2,345
Total net revenue	$533,010	$632,199	$(3,560)	$1,161,649

Type of Customer
Government	$256,292	$156,038	$—	$412,330
Non-government	276,718	476,161	(3,560)	749,319
Total net revenue	$533,010	$632,199	$(3,560)	$1,161,649

Timing of Revenue Recognition
Transferred at a point in time	$—	$538,972	$(3,399)	$535,573
Transferred over time	533,010	93,227	(161)	626,076
Total net revenue	$533,010	$632,199	$(3,560)	$1,161,649

Per Member Per Month (“PMPM”) Revenue.  Almost all of the Healthcare revenue and a small portion of the Pharmacy Management revenue is paid on a PMPM basis. PMPM revenue is inclusive of revenue from the Company’s risk, EAP and ASO contracts and primarily relates to managed care contracts for services such as the provision of behavioral healthcare, specialty healthcare or pharmacy management. PMPM contracts generally have a term of one year or longer, with the exception of government contracts where the customer can terminate with as little as 30 days’ notice for no significant penalty. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is entirely variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for things such as performance incentives, performance guarantees and risk shares. The Company generally estimates the transaction price using an expected value methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service. The remaining transaction price is recognized over the contract period (or portion of the series to which it specifically relates) based upon estimated membership as a measure of progress.

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

March 31, 2021

(Unaudited)

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

March 31, 2021

(Unaudited)

increment of the series (e.g. day or month) and is recognized as revenue when the portion of the series for which it relates has been provided (i.e. as the Company provides hours, counselors or units of service).

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the contracts in the Company’s PBM business, these reporting requirements are not applicable. The majority of the Company’s remaining contracts meet certain exemptions as defined in ASC 606-10-50-14 through 606-10-50-14A, including (i) performance obligation is part of a contract that has an original expected duration of one year or less; (ii) the right to invoice practical expedient; and (iii) variable consideration related to unsatisfied performance obligations that is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation, and the terms of that variable consideration relate specifically to our efforts to transfer the distinct service, or to a specific outcome from transferring the distinct service. For the Company’s contracts that pertain to these exemptions: (i) the remaining performance obligations primarily relate to the provision of managed healthcare services to the customers’ membership; (ii) the estimated remaining duration of these performance obligations ranges from the remainder of the current calendar year to three years; and (iii) variable consideration for these contracts primarily includes net PMPM fees associated with unspecified membership that fluctuates throughout the contract.

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	March 31,
	2020	2021	$ Change	% Change
Accounts receivable	$799,803	$824,067	$24,264	3.0%
Contract assets	3,566	4,678	1,112	31.2%
Contract liabilities - current	6,772	6,968	196	2.9%
Contract liabilities - long-term	11,073	11,453	380	3.4%

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $24.3 million, mainly due to timing of receipts. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $1.1 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, increased by $0.2 million, mainly due to certain revenue payments received in advance. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, increased by $0.4 million mainly due to payments received for which recognition will be long term partially offset by certain balances which became current.

During the three months ended March 31 2021, the Company recognized revenue of $2.0 million that was included in current contract liabilities at December 31, 2020. The estimated timing of recognition of amounts included in contract liabilities at March 31, 2021 are as follows: 2021—$6.0 million; 2022—$4.0 million; 2023—$3.6 million; 2024 and beyond—$4.8 million. During the three months ended March 31, 2021, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

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

March 31, 2021

(Unaudited)

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

Customers exceeding ten percent of segment net revenues

The following customers generated in excess of ten percent of net revenues from continuing operations for the respective segment for the three months ended March 31, 2020 and 2021 (in thousands):

Segment	Term Date	2020	2021
Healthcare
Customer A	December 31, 2021	$88,539	$92,982
Customer B	December 31, 2022	49,438	55,486

Pharmacy Management
Customer C	March 31, 2024	98,617	88,651

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with Centers for Medicare and Medicaid Services (“CMS”) and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $137.0 million and $152.7 million for the three months ended March 31, 2020 and 2021, respectively. Net revenues from members in relation to its contracts with CMS in aggregate totaled $55.7 million and $0.2 million for the three months ended March 31, 2020 and 2021, respectively. As of December 31, 2020 and March 31, 2021, the Company had $69.6 million and $55.2 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. In May 2020, the Company announced its decision to exit the Part D business at the end of 2020. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $69.9 million and $77.7 million for the three months ended March 31, 2020 and 2021, respectively.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

Leases

The Company leases certain office space, distribution centers, land and equipment. We assess each contract to determine if it contains a lease. This assessment is based on (i) the right to control the use of an identified asset; (ii) the right to obtain substantially all of the economic benefits from the use of the identified asset; and (iii) the right to use the identified asset. The Company elected the short-term lease practical expedient; thus, leases with an initial term of twelve months or less are not capitalized and the expense is recognized on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of renewal options are at the sole discretion of the Company. Renewal options that the Company is reasonably certain to accept are recognized as part of the right-of-use (“ROU”) asset.

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

The following table shows the components of lease expenses for the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31, 2021
Operating lease cost	$2,408
Finance lease cost:
Amortization of right-of-use asset	707
Interest on lease liabilities	166
Total finance lease cost	873
Short-term lease cost	40
Variable lease cost	224
Total lease cost	3,545
Sublease income	(7)
Net lease cost	$3,538

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

The following table shows the components of the lease assets and liabilities as of March 31, 2021 (in thousands):

March 31, 2021
Operating leases:
Other long-term assets	$32,053

Accrued liabilities	$10,597
Deferred credits and other long-term liabilities	33,626
Total operating lease liabilities	$44,223

Finance leases:
Property and equipment, net	$12,183

Current debt, finance lease and deferred financing obligations	$4,455
Long-term debt, finance lease and deferred financing obligations	10,783
Total finance lease liabilities	$15,238

The maturity dates of the Company’s leases as of March 31, 2021 are summarized below (in thousands):

March 31, 2021
2021	$11,819
2022	14,893
2023	12,399
2024	10,616
2025	5,358
2026 and beyond	5,556
Total lease payments	60,641
Less interest	(1,180)
Present value of lease liabilities	$59,461

The following table shows the weighted average remaining lease term and discount rate as of March 31, 2021:

March 31, 2021
Weighted average remaining lease term years
Operating leases	4.98
Finance leases	3.52
Weighted average discount rate
Operating leases	3.18%
Finance leases	4.40%

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

Supplemental cash flow information relating to leases is as follows (in thousands):

Year ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,661
Operating cash flows from finance leases	1,121
Financing cash flows from finance leases	166
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	—
Finance leases	—

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets and liabilities that are required to be measured at fair value as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$—	$679,554	$—	$679,554
Investments:
U.S. Government and agency securities	42,399	—	—	42,399
Corporate debt securities	—	99,749	—	99,749
Certificates of deposit	—	1,311	—	1,311
Total assets held at fair value	$42,399	$780,614	$—	$823,013

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (2)	$—	$447,627	$—	$447,627
Investments:
U.S. Government and agency securities	332,403	—	—	332,403
Corporate debt securities	—	296,716	—	296,716
Certificates of deposit	—	1,311	—	1,311
Total assets held at fair value	$332,403	$745,654	$—	$1,078,057
(1)	Excludes $464.9 million of cash held in bank accounts by the Company.
(2)	Excludes $8.7 million of cash held in bank accounts by the Company.

For the three months ended March 31, 2021, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $387.4 million as of March 31, 2021 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $158.8 million as of March 31, 2021 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Book overdrafts are reflected within accounts payable on the balance sheets. At March 31, 2021, the Company had book overdrafts of $2.1 million. At March 31, 2021, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of approximately $50 million are included in cash and cash equivalents.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

As of December 31, 2020 and March 31, 2021, there were no material unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the three months ended March 31, 2020 or 2021. The following is a summary of short-term and long-term investments at December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$42,389	$11	$(1)	$42,399
Corporate debt securities	99,861	3	(115)	99,749
Certificates of deposit	1,311	—	—	1,311
Total investments at December 31, 2020	$143,561	$14	$(116)	$143,459

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$332,375	$29	$(1)	$332,403
Corporate debt securities	296,833	14	(131)	296,716
Certificates of deposit	1,311	—	—	1,311
Total investments at March 31, 2021	$630,519	$43	$(132)	$630,430

The maturity dates of the Company’s investments as of March 31, 2021 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2021	$625,439	$625,350
2022	5,080	5,080
Total investments at March 31, 2021	$630,519	$630,430

Income Taxes

The Company’s effective income tax rates from continuing operations were 122.8 percent and 27.7 percent for the three months ended March 31, 2020 and 2021, respectively. These rates differ from the applicable federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The significant effective income tax rate for the three months ended March 31, 2020 is primarily due to the impact of the non-deductible health insurance fee (“HIF”) relative to the reduced level of earnings of the period. Congress repealed the HIF effective for plan years after December 31, 2020.

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

The Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020 and The American Rescue Plan Act of 2021 was signed March 11, 2021. All three acts provide widespread emergency relief for the economy and aid to corporations including several significant provisions related to taxes. As of March 31, 2021, the Company has not utilized (nor does it anticipate utilizing) any of the provisions that would result in a material impact on its results.

State Net Operating Loss Carryforwards

The Company and its subsidiaries have $75.0 million of net operating loss carryovers (“NOLs”) available to reduce state and local taxable income at certain subsidiaries in 2021 and subsequent years. Most of these NOLs will expire in 2021 through 2038 if not used and are subject to examination and adjustment by the respective tax authorities. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and use. Other

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

than those considered in determining the valuation allowances discussed below, the Company does not believe these limitations will restrict the Company’s ability to use any of these state and local NOLs before they expire.

Deferred tax assets as of December 31, 2020 and March 31, 2021 are shown net of valuation allowances of $0.9 million and $0.9 million, respectively. These valuation allowances mostly relate to uncertainties regarding the eventual realization of certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company’s deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations.

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposed a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company obtained rate adjustments from customers which the Company expects will cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. Congress repealed the HIF fee effective for plan years after December 31, 2020. For 2020 the HIF fee was $36.2 million, of which $12.4 related to continuing operations, which was paid in 2020.

Stock Compensation

At December 31, 2020 and March 31, 2021, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021. The Company recorded stock compensation expense of $7.1 million for the three months ended March 31, 2021. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2021 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

For the three months ended March 31, 2020, tax expense on deficiencies (net of the tax deductions in excess of recognized stock compensation expense) was $1.4 million, which was included as an increase to income tax expense. For the three months ended March 31, 2021, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $1.1 million, which was included as a reduction of income tax expense.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

Summarized information related to the Company’s stock options for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	1,045,283	$75.48
Granted	—	—
Forfeited	(19,960)	89.13
Exercised	(109,381)	68.26
Outstanding, end of period	915,942	$76.05
Vested and expected to vest at end of period	914,068	$76.07
Exercisable, end of period	816,244	$77.24

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	54,314	$77.33
Awarded	—	—
Vested	—	—
Forfeited	—	—
Outstanding, ending of period	54,314	77.33

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	428,362	$65.83
Awarded	275,619	92.85
Vested	(148,546)	67.77
Forfeited	(887)	70.40
Outstanding, ending of period	554,548	78.73

Grants of RSAs vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	278,945	$99.80
Awarded	—	—
Vested	—	—
Forfeited	(63,324)	141.61
Outstanding, end of period	215,621	87.51

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

Long-Term Debt and Finance Lease Obligations

The following table shows the components of debt and finance lease obligations, including the current component, at December 31, 2020 and March 31, 2021 (in thousands):

	December 31,	March 31,
	2020	2021
Senior Notes	$359,632	$359,656
Term loan	263,125	158,750
Other loan	2,154	2,154
Finance leases - land and equipment	16,359	15,238
Finance leases - software as service arrangements	1,298	1,288
Deferred loan costs	(4,192)	(3,861)
Total debt and finance lease obligations	$638,376	$533,225

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, and is supplemented by a first supplemental indenture dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. Since the public offering, the Company purchased and subsequently retired $40.0 million of it’s Notes, of which $28.9 million was purchased and subsequently retired in March 2020 that resulted in a loss on retirement of $0.7 million that is included in interest expense. The Notes were issued at a discount and had a carrying value of $359.6 million and $359.7 million at December 31, 2020 and March 31, 2021, respectively.

The Notes bear interest payable semiannually in cash in arrears on March 22 and September 22 of each year, commencing on March 22, 2018, which rate is subject to an interest rate adjustment upon the occurrence of certain credit rating events. The interest rate on the Notes on March 31, 2021 was 4.900%. The Notes mature on September 22, 2024. The Indenture provides that the Notes are redeemable at the Company’s option, in whole or in part, at any time on or after July 22, 2024, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

The Indenture also contains certain covenants which restrict the Company’s ability to, among other things, create liens on its and its subsidiaries’ assets; engage in sale and lease-back transactions; and engage in a consolidation, merger or sale of assets.

Credit Agreement

On September 22, 2017, the Company entered into a credit agreement with various lenders that provides for a $400.0 million senior unsecured revolving credit facility and a $350.0 million senior unsecured term loan facility to the Company, as the borrower (the “2017 Credit Agreement”). On August 13, 2018, the Company entered into an amendment to the 2017 Credit Agreement, which extended the maturity date by one year. On February 27, 2019, the Company entered into a second amendment to the 2017 Credit Agreement, which amended the total leverage ratio covenant through December 31, 2019, and which was necessary in order for the Company to remain in compliance with the terms of the 2017 Credit Agreement. The 2017 Credit Agreement is scheduled to mature on September 22, 2023.

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The Company has elected to borrow in Eurodollar rate loans that currently have a borrowing margin of 1.75 percent plus the Eurodollar rate for the selected interest period. For three months ended March 31, 2021, the weighted average interest rate on the term loan facility was approximately 2.01 percent. The interest rate on the term loan facility was 1.86% on March 31, 2021. The term loan facility balance under the 2017 Credit Agreement totaled $263.1 million and $158.8 million as of December 31, 2020 and March 31, 2021, respectively.

In March 2021, the Company made voluntary term loan repayments of $100.0 million. As of March 31, 2021, the contractual maturities, totaling $158.8 million of the term loan under the 2017 Credit Agreement were as follows: 2021—$0.0 million; 2022—$0.0 million; and 2023—$158.8 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2020 and March 31, 2021, the Company had no revolving loans, resulting in borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt, finance lease and deferred financing obligations are deferred loan and bond issuance costs as of December 31, 2020 and March 31, 2021 of $4.2 million and $3.9 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2020 and March 31, 2021 of $32.1 million and $33.0 million, respectively.

Finance Lease and Deferred Financing Obligations

There were $16.4 million and $15.2 million of finance lease and deferred financing obligations at December 31, 2020 and March 31, 2021, respectively. The Company’s finance lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance lease assets was $43.0 million and $43.0 million at December 31, 2020 and March 31, 2021, respectively.

Redeemable Non-Controlling Interest

As of March 31, 2021, the Company held a 70% equity interest in Aurelia Health, LLC (“Aurelia”). The other shareholders of Aurelia have the right to exercise put options, requiring the Company to purchase up to 33.3% of the remaining shares during the thirty-day period beginning on January 15, 2022 and each subsequent anniversary thereafter. In addition, for the thirty-day period beginning on January 15, 2022 and each subsequent anniversary thereafter, the Company has the right to purchase 33.3% of the remaining shares (“call option”). The redemption price for these put and call options is based on a fixed multiple of the trailing twelve-month EBITDA at the redemption date. Non-controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders’ equity on the Company’s consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest’s share of net income or loss or its redemption value. The carrying value of the non-controlling interest as of December 31, 2020 and March 31, 2021 was $33.1 million and $33.3 million, respectively. The Company evaluates the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company will adjust the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share (“EPS”) calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of March 31, 2021, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three months ended March 31:

	Three Months Ended
	March 31,
	2020	2021
Numerator:
Net (loss) income from continuing operations	$(1,070)	$28,509
Income (loss) from discontinued operations, net of tax	19,320	(682)
Net income	$18,250	$27,827
Denominator:
Weighted average number of common shares outstanding—basic	24,728	25,948
Common stock equivalents—stock options	61	186
Common stock equivalents—RSAs	21	19
Common stock equivalents—RSUs	50	196
Common stock equivalents—PSUs	—	201
Common stock equivalents—employee stock purchase plan	9	3
Weighted average number of common shares outstanding—diluted	24,869	26,553
Net (loss) income per common share—basic:
Continuing operations	$(0.04)	$1.10
Discontinued operations	0.78	(0.03)
Consolidated operations	$0.74	$1.07
Net (loss) income per common share—diluted:
Continuing operations	$(0.04)	$1.07
Discontinued operations	0.78	(0.03)
Consolidated operations	$0.74	$1.04

The weighted average number of common shares outstanding for the three months ended March 31, 2020 and 2021 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2020 and 2021 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 1.4 million and 0.3 million options for the three months ended March 31, 2020 and 2021, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

March 31, 2021

(Unaudited)

such, revenue, cost of goods sold and direct service costs and other related to these arrangements are eliminated. The Company’s segments are defined in Note A—“General.”

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2020
Managed care and other revenue	$488,906	$64,435	$(173)	$553,168
PBM revenue	—	573,778	(4,567)	569,211
Cost of care	(349,108)	—	—	(349,108)
Cost of goods sold	—	(537,574)	4,333	(533,241)
Direct service costs and other	(105,936)	(81,866)	(16,439)	(204,241)
Stock compensation expense (1)	1,761	2,107	1,929	5,797
Segment Profit (Loss)	$35,623	$20,880	$(14,917)	$41,586

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended March 31, 2021
Managed care and other revenue	$533,010	$93,227	$(161)	$626,076
PBM revenue	—	538,972	(3,399)	535,573
Cost of care	(379,191)	—	—	(379,191)
Cost of goods sold	—	(495,593)	3,223	(492,370)
Direct service costs and other	(114,993)	(104,596)	(11,432)	(231,021)
Legal matter settlement	—	9,000	—	9,000
Stock compensation expense (1)	2,519	2,696	1,842	7,057
Segment Profit (Loss)	$41,345	$43,706	$(9,927)	$75,124

(1)	Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

The following table reconciles income from continuing operations before income taxes to Segment Profit from continuing operations (in thousands):

	Three Months Ended
	March 31,
	2020	2021
Income from continuing operations before income taxes	$4,692	$39,414
Stock compensation expense	5,797	7,057
Depreciation and amortization	23,358	21,417
Interest expense	8,958	6,426
Interest and other income	(1,219)	(341)
Special charges	—	1,151
Segment Profit from continuing operations	$41,586	$75,124

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

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

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business, including certain of the class actions and other litigation and claims asserted against the Company, subject to deductibles and self-insured retentions as is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021. The Company has recorded reserves that, in the opinion of management, are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard.

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, Armed Forces Services Corporation (“AFSC”), conducts business with federal agency customers and federal contractors to such agencies. The Company investigated, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company voluntarily responded to government requests for further information regarding the Company’s investigation. As a result of the Company's disclosure and the ensuing government investigation, a former AFSC executive pleaded guilty in the United States District Court for the Eastern District of Virginia to one count of honest services fraud, and at sentencing in September 2020, the Court ordered the former AFSC executive to pay restitution to AFSC as the victim of that offense. In June 2020, the United States Attorney’s Office for the Eastern District of Virginia (“U.S. Attorney’s Office”) informed the Company of a civil investigation regarding the Company and AFSC related to potential violations of the False Claims Act and/or the Anti-Kickback Act also stemming from the matters self-disclosed by the Company. While the Company believes that it has responded appropriately by self-reporting findings regarding matters that incepted prior to its acquisition of AFSC in order to mitigate the risk of adverse consequences, should the Company or AFSC be held responsible for the reported conduct in a proceeding initiated by the U.S. Attorney’s Office, SBA, Department of Defense and/or other federal agencies, we may be required to pay damages and/or penalties and AFSC could be suspended or debarred from government contracting. Management believes that the resolution of such investigations will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard. AFSC generated approximately 2.4% of the Company’s total revenue from continuing operations for the year ended December 31, 2020 and three months ended March 31, 2021.

Stock Repurchases

The Company’s board of directors has previously authorized a series of stock repurchase plans. Stock repurchases for each such plan could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. Each stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to the terms of the Merger Agreement, the Company suspended its stock repurchase programs on January 4, 2021, the date we announced our planned merger with Centene.

The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through November 15, 2021 (the “Repurchase Program”). As of March 31, 2021, the remaining capacity under the Repurchase Program was $186.3 million. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

Pursuant to the Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - December 31, 2019	60,901	61.15	3.7
January 1, 2020 - December 31, 2020	—	—	—
January 1, 2021 - March 31, 2021	—	—	—
	3,359,140		$213.7

The Company made no share repurchases from April 1, 2021 through April 23, 2021.

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

The base purchase price for the Bayless Acquisition per the Bayless Agreement was $78.4 million. The Company reports the results of operations of Bayless within its Healthcare segment. During the three months ended March 31, 2021, the Company made measurement period adjustments of $0.1 million to increase goodwill related to the Bayless Acquisition.

NOTE F—Discontinued Operations

Magellan Complete Care – Stock and Asset Purchase Agreement

On December 31, 2020, the Company completed the sale of its MCC Business to Molina, pursuant to a Stock and Asset Purchase Agreement, dated as of April 30, 2020, by and between the Company and Molina, for cash in the amount of $850 million plus closing adjustments of $158 million (subject to post-closing adjustments, if any), and the assumption by Molina of liabilities of the MCC Business.

In connection with the MCC Sale, the Company and Molina have entered into commercial agreements for certain behavioral health, utilization management and related services to be provided by the Company to Molina and the MCC Business. These commercial agreements are subject to termination in connection with the Company’s pending Merger with Centene and may not be implemented. In addition, the parties entered into a transition services agreement pursuant to which the Company and certain of its affiliates provide, or cause third parties to provide, certain services to accommodate the transition of the MCC business to Molina.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

The following table summarizes the components of income from discontinued operations that is included in the Company’s consolidated income statements for the three months ended March 31, 2020 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2020	2021
Managed care and other revenue	$720,034	$—
Costs and expenses:
Cost of care	602,534	—
Direct service costs and other operating expenses (1)(2)(3)	84,497	926
Depreciation and amortization	5,326	—
Interest expense	71	—
Interest and other income	(2,540)	—
Total costs and expenses	689,888	926
Income (loss) from discontinued operation before income taxes	30,146	(926)
Provision (benefit) for income taxes	10,826	(244)
Net income (loss) from discontinued operations	$19,320	$(682)
(1)	Includes stock compensation expense of $260 for the three months ended March 31, 2020.
(2)	Includes divestiture related expenses of $605 for the three months ended March 31, 2020.
(3)	Includes changes in estimates and transition support services for the three months ended March 31, 2021.

The Company has retained corporate overhead expenses previously allocated to MCC of $6.7 million for the three months ended March 31, 2020.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2021

(Unaudited)

NOTE G—Special Charges

In 2020, the Company established a transformation office which has an initiative (the “Transformation Initiative”) to lower our operating costs and reinvest in our business by improving and automating processes, leveraging technology, consolidating platforms and reducing any friction our customers, providers and members experience when doing business with us. As part of the Transformation Initiative, the Company is in the process of restructuring certain operating activities which has resulted in the Company recording an adjustment to severance of $0.2 million for the three months ended March 31, 2021, within special charges in the consolidated statement of comprehensive income.

In addition, the Company reevaluated its current office lease footprint. Recoverability of existing operating right-of-use lease assets, and the related fixed assets held at the office locations, to be held and used are measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any lease terminations or abandonments initiated as a result of the Transformation Initiative that result in an impairment of such right-of-use assets and the location’s related fixtures will be reported as special charges. For the three months ended March 31, 2021, lease terminations and abandonments resulted in the recognition of non-cash pre-tax impairment of $1.3 million, within special charges in the consolidated statement of comprehensive income. The impairment charge reduced the carrying value of these assets to their estimated fair value. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. In addition, the Company accrued various lease shutdown costs of $0.1 million for the three months ended March 31, 2021, within special charges in the consolidated statement of comprehensive income.

The following table summarizes the components of special charges that are included in the Company’s consolidated statement of comprehensive income for the three months ended March 31, 2021 (in thousands):

Non-cash related special charges
Right-of-use assets	$1,263
Fixed assets	14
Total non-cash related special charges	1,277

Cash related special charges
Employee severance and termination benefits	(209)
Lease shutdown costs	83
Total cash related special charges	(126)
Total special charges	$1,151

A roll-forward of the Transformation Initiative liabilities is as follows (in thousands):

	Balance			Balance
	December 31,			March 31,
	2020	Additions	Payments	2021
Employee severance and termination benefits	$10,983	$(209)	$(1,019)	$9,755
Lease shutdown costs	610	83	(83)	610
	$11,593	$(126)	$(1,102)	$10,365

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

Results of Operations

The following table summarizes, for the periods indicated, operating results from continuing operations (in thousands):

	Three Months Ended
	March 31,		Change
Continuing Operations	2020	2021	'20 vs '21
Statement of Operations Data:
Net revenue	$1,122,379	$1,161,649	3.5%
Cost of Care	349,108	379,191	8.6%
Cost of goods sold	533,241	492,370	(7.7)%
Direct service costs and other operating expenses (1)	204,241	231,021	13.1%
Legal matter settlement	—	(9,000)	N/A
Depreciation and amortization	23,358	21,417	(8.3)%
Interest expense	8,958	6,426	(28.3)%
Interest and other income	(1,219)	(341)	(72.0)%
Special charges	—	1,151	N/A
Income before income taxes	4,692	39,414	740.0%
Provision for income taxes	5,762	10,905	89.3%
Net (loss) income from continuing operations	$(1,070)	$28,509	2764.4%
(1)	Includes stock compensation expense of $5,797 and $7,057 for the three months ended March 31, 2020 and 2021, respectively.

Quarter ended March 31, 2021 (“Current Year Quarter”) compared to Quarter ended March 31, 2020 (“Prior Year Quarter”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 8.3 percent or $1.9 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset maturities, partially offset by normal asset additions after the Prior Year Quarter.

Interest expense

Interest expense decreased by 28.3 percent or $2.5 million from the Prior Year Quarter to the Current Year Quarter primarily due to lower interest rates and lower debt balances.

Interest and other income

Interest income decreased by $0.9 million from the Prior Year Quarter to the Current Year Quarter primarily due to a reduction in rates.

Special charges

Special charges increased by $1.2 million from the Prior Year Quarter to the Current Year Quarter due to recognition of the special charges in the Current Year Quarter, see Note F—“Special Charges” for further discussion.

Income taxes

The Company’s effective income tax rates from continuing operations were 122.8 percent and 27.7 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Prior Year Quarter is higher than the effective income tax rate for the Current Year Quarter primarily due to the impact of the non-deductible health insurance fee (“HIF”) relative to the reduced level of earnings for the Prior Year Quarter. Congress repealed the HIF effective for plan years after December 31, 2020. The effective income tax rate for the Current Year Quarter differs from the federal and state statutory rates primarily due to deduction limitations on executive compensation.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended
	March 31,		Change
Healthcare Segment Results	2020	2021	'20 vs '21
Risk-based, non-EAP	$349,845	$373,442	6.7%
EAP risk-based	79,938	88,120	10.2%
ASO	59,123	71,448	20.8%
Managed care and other revenue	488,906	533,010	9.0%
Cost of care	349,108	379,191	8.6%
	139,798	153,819	10.0%
Direct service costs and other	105,936	114,993	8.5%
	33,862	38,826	14.7%
Stock compensation expense	1,761	2,519	43.0%
Segment Profit	$35,623	$41,345	16.1%

Direct service cost as % of revenue	21.7%	21.6%
MLR Behavioral & Specialty Health risk	83.6%	85.1%
MLR Behavioral & Specialty Health EAP risk	71.1%	69.7%

Membership
Risk (1)	10,329	10,647	3.1%
EAP risk	14,129	13,869	(1.8)%
ASO	24,529	24,931	1.6%
	48,987	49,447	0.9%
(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue increased by 9.0 percent or $44.1 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is primarily due to favorable rate and membership changes of $35.4 million, revenue from acquisitions that occurred after the Prior Year Quarter of $11.1 million, new contracts implemented after (or during) the Prior Year Quarter of $10.5 million, revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $4.5 million and other net favorable variances of $5.0 million. These increases were partially offset by terminated contracts of $11.5 million, the revenue impact of program changes of $6.1 million net recorded for HIF fee in the Prior Year Quarter of $4.3 million, and the revenue impact of unfavorable prior period medical claims development recorded in the Current Year Quarter of $0.5 million.

Cost of care

Cost of care increased by 8.6 percent or $30.1 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to rate and membership changes of $20.8 million, cost of care for acquisitions that occurred after the Prior Year Quarter of $5.7 million, favorable prior period care development recorded in the Prior Year Quarter of $4.5 million and care trends and other unfavorable variances of $14.5 million. The increases were partially offset by terminated contracts of $7.8 million, program changes of $6.2 million, and net favorable prior period medical claims development recorded in the Current Year Quarter of $1.4 million. Cost of care as a percentage of risk revenue (excluding EAP business) increased from 83.6 percent in the prior year quarter to 85.1 percent in the Current Year Quarter, mainly due to costs related to new contracts implemented.

Direct service costs and other

Direct service costs increased 8.5 percent or $9.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in allocated corporate expenses. Direct services costs decreased as a percentage of revenue from 21.7 percent in the Prior Year Quarter to 21.6 percent in the Current Year Quarter primarily due to the previously discussed revenue increases.

Pharmacy Management

The Pharmacy Management segment comprises products and solutions that provide clinical and financial management of pharmaceuticals paid under medical and pharmacy benefit programs. Pharmacy Management’s services include: (i) PBM services; (ii) PBA for state Medicaid and other government sponsored programs; (iii) pharmaceutical dispensing operations; (iv) clinical and formulary management programs; (v) medical pharmacy management programs; and (vi) programs for the integrated management of specialty drugs. Pharmacy Management’s services are provided under contracts with health plans, employers, state Medicaid programs, and other government agencies.

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended
	March 31,		Change
Pharmacy Segment Results	2020	2021	'20 vs '21
Formulary management	$22,161	$29,183	31.7%
PBA and other	42,274	64,044	51.5%
Managed care and other revenue	64,435	93,227	44.7%
PBM, including dispensing	518,112	538,796	4.0%
Medicare Part D	55,666	176	(99.7)%
PBM revenue	573,778	538,972	(6.1)%
Total net revenue	638,213	632,199	(0.9)%
Cost of goods sold	537,574	495,593	(7.8)%
	100,639	136,606	35.7%
Direct service costs and other	81,866	104,596	27.8%
	18,773	32,010	70.5%
Stock compensation expense	2,107	2,696	28.0%
Legal matter settlement	—	9,000	100.0%
Segment Profit	$20,880	$43,706	109.3%

Direct service cost as % of revenue	12.8%	16.5%
COGS as % of PBM revenue	93.7%	92.0%

Pharmacy Operational Statistics
Adjusted commercial network claims	6,740	6,195
Adjusted PBA claims	17,831	12,801
Total adjusted claims	24,571	18,996

Generic dispensing rate	87.2%	89.7%
Commercial PBM covered lives	1,760	486
Medical pharmacy covered lives	16,046	16,081
Total states and DC that participate in PBA	26	26

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue increased by 44.7 percent or $28.8 million from the Prior Year Quarter to the Current Year Quarter primarily due to increased government pharmacy revenue of $19.8 million mainly due to increased membership, formulary management revenue of $8.4 million mainly due to utilization and other favorable variances of $0.6 million.

PBM revenue

PBM revenue decreased by 6.1 percent or $34.8 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to terminated contracts of $55.1 million and is partially offset by increased membership and utilization of $19.1 million and other net favorable variances of $1.2 million.

Cost of goods sold

Cost of goods sold decreased by 7.8 percent or $42.0 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $55.9 million and is partially offset by increase in membership and utilization of $13.9 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 93.7 percent in the Prior Year Quarter to 92.0 percent in the Current Year Quarter, mainly due to business mix.

Direct service costs and other

Direct service costs increased by 27.8 percent or $22.7 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in allocated corporate expenses and start-up costs associated with a new contract implementation. Direct service costs increased as a percentage of revenue from 12.8 percent in the Prior Year Quarter to 16.5 percent in the Current Year Quarter primarily due to new contract implementation costs.

Legal matter settlement

In the Current Year Quarter, the Company recognized a $9.0 million recovery in connection with the resolution of a legal matter.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments, and that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended
	March 31,		Change
Corporate Segment & Eliminations	2020	2021	'20 vs '21
Managed care and other revenue	$(173)	$(161)	(6.9)%
PBM revenue	(4,567)	(3,399)	(25.6)%
Cost of goods sold	4,333	3,223	(25.6)%
	(407)	(337)	(17.2)%
Direct service costs and other	16,439	11,432	(30.5)%
	(16,846)	(11,769)	(30.1)%
Stock compensation expense	1,929	1,842	(4.5)%
Segment Loss	$(14,917)	$(9,927)	(33.5)%

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss decreased by 33.5 percent or $5.0 million from the Prior Year Quarter to the Current Year Quarter, mainly due to stranded corporate overhead expenses in the Prior Year Quarter related to the sale of the MCC Business. As a percentage of revenue, the Corporate segment loss decreased slightly from 1.3 percent in the Prior Year Quarter to 0.9 percent in the Current Year Quarter, mainly due increased revenue.

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

The following table reconciles income from continuing operations before income taxes to Segment Profit from continuing operations (in thousands):

	Three Months Ended
	March 31,
	2020	2021
Income from continuing operations before income taxes	$4,692	$39,414
Stock compensation expense	5,797	7,057
Depreciation and amortization	23,358	21,417
Interest expense	8,958	6,426
Interest and other income	(1,219)	(341)
Special charges	—	1,151
Segment Profit from continuing operations	$41,586	$75,124

The following table reconciles net (loss) income from continuing operations to Adjusted Net Income from continuing operations (in thousands):

	Three Months Ended
	March 31,
	2020	2021
Net (loss) income from continuing operations	$(1,070)	$28,509
Adjustments
Stock compensation expense	—	246
Amortization of acquired intangibles	9,686	8,059
Special charges	—	1,151
Tax impact	(2,605)	(2,492)
Adjusted Net Income from continuing operations	$6,011	$35,473

The following table reconciles net income from continuing operations per common share—diluted to Adjusted EPS from continuing operations:

	Three Months Ended
	March 31,
	2020	2021
Net (loss) income from continuing operations per common share—diluted	$(0.04)	$1.07
Adjustments
Stock compensation expense	—	0.01
Amortization of acquired intangibles	0.39	0.30
Special charges	—	0.04
Tax impact	(0.10)	(0.09)
Adjusted EPS from continuing operations	$0.25	$1.33

Outlook—Results of Operations

The Company’s Segment Profit and net income are subject to significant fluctuations from period to period. These fluctuations may result from a variety of factors such as those set forth under Item 1A—“Risk Factors” as well as a variety of other factors including: (i) changes in utilization levels by enrolled members of the Company’s risk-based contracts, including seasonal utilization patterns; (ii) contractual adjustments and settlements; (iii) retrospective membership adjustments; (iv) timing of implementation of new contracts, enrollment changes and contract terminations; (v) pricing adjustments upon contract renewals (and price competition in general); (vi) the timing of acquisitions; (vii) changes in estimates regarding medical costs and IBNR; (viii) the timing of recognition of pharmacy revenues, including rebates; and (ix) changes in the estimates of contingent consideration.

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

Interest Rate Risk. Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of March 31, 2021, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities. The Company reported net cash provided by operating activities of $31.7 million and net cash used in operating activities of $77.9 million for the Prior Year Quarter and the Current Year Quarter, respectively. The $109.6 million decrease in operating cash flows from the Prior Year Quarter is mainly attributable to unfavorable working capital changes, increased tax payments and lower interest income collected.

The net unfavorable impact of working capital changes between periods totaled $106.6 million. For the Prior Year Quarter, operating cash flows were impacted by net unfavorable working capital changes of $33.6 million, mainly attributable to the timing of receivable and payables. For the Current Year Quarter, operating cash flows were impacted by net unfavorable working capital changes of $140.2 million, mainly attributable to the timing of receivables and payables.

In relation to continuing operations, the Company reported net cash used in operating activities of $4.1 million for the Prior Year Quarter and net cash used in operating activities of $77.9 million for the Current Year Quarter. The decrease is mainly due to timing of accounts receivable and other working capital changes.

Investing Activities. The Company utilized $15.7 million and $19.5 million during the Prior Year Quarter and the Current Year Quarter, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Quarter were $4.2 million and $11.5 million, respectively, as compared to additions for the Current Year Quarter related to hard assets and capitalized software of $6.6 million and $12.9 million, respectively.

During the Prior Year Quarter and the Current Year Quarter, the Company used $11.9 million and $487.6 million, respectively, for the net purchase of "available-for-sale" securities. During the Prior Year Quarter and the Current Year Quarter, the Company used net cash of $0.4 million and $2.4 million, respectively, for investments in other non-consolidated subsidiaries.

Financing Activities. During the Prior Year Quarter, the Company received $80.0 million from borrowings under our revolving line of credit and $10.9 million from the exercise of stock options. In addition, the Company paid $33.3 million under debt obligations, $1.5 million for payments on finance lease obligations and had other net unfavorable items of $1.1 million.

During the Current Year Quarter, the Company paid $104.4 million on debt obligations and $1.1 million on finance lease obligations and had other net unfavorable items of $2.8 million. In addition the Company received $7.5 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

Liquidity. The Company may draw on the 2017 Credit Agreement (discussed further below) as required to meet working capital needs associated with the timing of receivables and payables, fund share repurchases or support acquisition activities. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. At March 31, 2021, the Company had no revolving loans with a borrowing capacity of $400.0 million of the revolving credit facility still available to the Company for additional drawdown. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance the Company will not experience any such losses in the future.

Stock Repurchases. The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through October 22, 2020. On October 27, 2020, the Company’s board of directors extended the Repurchase Program through November 15, 2021. As of March 31, 2021, the remaining capacity under the Repurchase Program was $186.3 million. See Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for more information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements. As of March 31, 2021, the Company had no material off-balance sheet arrangements.

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of March 31, 2021, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company can include, among other things, valuation of goodwill and intangible assets, medical claims payable, other medical liabilities, stock compensation assumptions, tax contingencies and legal liabilities. In addition, the Company also makes estimates in relation to revenue recognition under ASC 606 which are explained in more detail in Note A—“General – Revenue Recognition.” Actual results could differ from those estimates. Except as noted above, the Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2021.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that its plans, intentions and expectations as reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Existing and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include:

●	the Company’s inability to renegotiate or extend expiring customer contracts, or the termination of customer contracts;
●	changes in business practices of the industry, including the possibility that certain of the Company’s managed care customers could seek to provide managed healthcare services directly to their subscribers, instead of contracting with the Company for such services, particularly as a result of further consolidation in the managed care industry and especially regarding managed healthcare customers that have already done so with a portion of their membership;
●	the impact of changes in the contracting model for Medicaid contracts, including certain changes in the contracting model used by states for managed healthcare services contracts relating to Medicaid lives;

●	the Company’s ability to accurately predict and control healthcare costs, and to properly price the Company’s services;
●	the Company’s ability to accurately underwrite and control healthcare costs associated with its expansion into clinically integrated management of special populations eligible for Medicaid and Medicare, including individuals with serious mental illness and other unique high-cost populations;
●	the Company’s ability to maintain or secure cost-effective healthcare provider contracts;
●	the Company’s ability to maintain relationships with key pharmacy providers, vendors and manufacturers;
●	the Company’s dependence on government spending for managed healthcare, including changes in federal, state and local healthcare policies;
●	restrictive covenants in the Company’s debt instruments;
●	present or future state regulations and contractual requirements that the Company provide financial assurance of its ability to meet its obligations;
●	the impact of the competitive environment in the managed healthcare services industry which may limit the Company’s ability to maintain or obtain contracts, as well as its ability to maintain or increase its rates;
●	the Mental Health and Substance Abuse Benefit Parity Law and Regulations;
●	government regulation;
●	proposed changes to current Federal law and regulations;
●	noncompliance with regulations;
●	the Company’s participation in Medicare Part D is subject to government regulation;
●	the unauthorized disclosure of sensitive or confidential member or other information;
●	a breach or failure in the Company’s operational security systems or infrastructure, or those of third parties with which it does business;
●	risk associated with outsourcing services and functions to third parties;
●	the possible impact of additional regulatory scrutiny and liability associated with the Company’s Pharmacy Management segment;
●	the inability to realize the value of goodwill and intangible assets;
●	pending or future actions or claims for professional liability;
●	claims brought against the Company that either exceed the scope of the Company’s liability coverage or result in denial of coverage;
●	class action suits and other legal proceedings;
●	negative publicity;
●	the impact of governmental investigations;

●	the impact of varying economic and market conditions on the Company’s investment portfolio;
●	the state of the national economy and adverse changes in economic conditions;
●	tax matters, including changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes;
●	the impact of an epidemic or health crisis such as the COVID-19 pandemic, natural disasters, political disruptions, acts of war or terrorism, cybersecurity attacks or other data breaches or intrusions and other extraordinary events;
●	the Company’s amended bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees;
●	the Company’s ability to attract and retain employees and manage the succession and retention of key executives; and
●	risks relating to the Company’s proposed Merger with Centene, including the ability to obtain regulatory approvals for the transaction and to satisfy other closing conditions, business uncertainties and contractual restrictions while the Merger is pending, provisions of the Merger Agreement may limit the Company’s ability to pursue alternatives to the Merger, litigation against the Company or Centene could prevent or delay the completion of the Merger, and the ability of the parties to close the transaction in the anticipated timeframe.

Further discussion of factors currently known to management that could cause actual results to differ materially from those in forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of Magellan’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “should,” and similar expressions are intended to be forward-looking statements. Magellan undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of March 31, 2021, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4. Controls and Procedures.

a)The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
b)Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company maintains a program of insurance coverage against a broad range of risks in the Company’s business, including certain of the class actions and other litigation and claims asserted against the Company, subject to deductibles and self-insured retentions as is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021. The Company has recorded reserves that, in the opinion of management, are adequate to cover litigation, claims or assessments that have been or may be asserted against the Company, and for which the outcome is probable and reasonably estimable. Management believes that the resolution of such litigation and claims will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance in this regard.

Item 1A. Risk Factors.

There have been no material changes in the risk factors as disclosed in Part I—Item 1A—“Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s board of directors has previously authorized a series of stock repurchase plans. Stock repurchases for each such plan could be executed through open market repurchases, privately negotiated transactions, accelerated share repurchases or other means. The board of directors authorized management to execute stock repurchase transactions from time to time and in such amounts and via such methods as management deemed appropriate. Each stock repurchase program could be limited or terminated at any time without prior notice. Pursuant to the terms of the Merger Agreement, the Company suspended its stock repurchase programs on January 4, 2021, the date we announced our planned merger with Centene.

The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through October 22, 2020. On October 27, 2020, the Company’s board of directors extended the Repurchase Program through November 15, 2021. The Company made no repurchases during the three months ended March 31, 2021. As of March 31, 2021, the Company had approximately $186.3 million remaining available for future repurchases under the current plan. The Company made no share repurchases from April 1, 2021 through April 23, 2021.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the cover page, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2021	Magellan Health, Inc. (Registrant)

	By:	/s/ David P. Bourdon
David P. Bourdon
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)