Form 10-Q
period 2021-06-30
MAGELLAN HEALTH INC
filed 2021-08-05
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Magellan Health, Inc.’s common stock outstanding as of June 30, 2021 was 26,264,925.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	June 30,
	2020	2021
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($49,227 and $53,934 restricted at December 31, 2020 and June 30, 2021, respectively)	$1,144,450	$678,507
Accounts receivable, net	743,502	826,997
Short-term investments ($88,867 and $35,491 restricted at December 31, 2020 and June 30, 2021, respectively)	140,847	325,581
Pharmaceutical inventory	43,334	38,789
Other current assets ($43,547 and $82,110 restricted at December 31, 2020 and June 30, 2021, respectively)	84,264	145,156
Total Current Assets	2,156,397	2,015,030
Property and equipment, net	136,739	141,628
Long-term investments ($1,026 and $1,810 restricted at December 31, 2020 and June 30, 2021, respectively)	2,612	2,985
Deferred income taxes	1,842	—
Other long-term assets	108,797	120,046
Goodwill	873,779	873,830
Other intangible assets, net	79,689	64,410
Total Assets	$3,359,855	$3,217,929
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$137,380	$132,298
Accrued liabilities	354,906	208,322
Medical claims payable	111,851	147,555
Other medical liabilities	126,921	138,279
Current debt, finance lease and deferred financing obligations	6,521	3,176
Total Current Liabilities	737,579	629,630
Long-term debt, finance lease and deferred financing obligations	631,855	521,518
Deferred income taxes	7,102	17,634
Tax contingencies	11,002	12,734
Deferred credits and other long-term liabilities	69,283	78,918
Total Liabilities	1,456,821	1,260,434
Redeemable non-controlling interest	33,062	33,674
Stockholder's Equity:
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2020 and June 30, 2021-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2020 and June 30, 2021-Issued and outstanding-55,549 and 25,887 shares at December 31, 2020, respectively, and 55,927 and 26,265 shares at June 30, 2021, respectively	555	559
Other Stockholders’ Equity:
Additional paid-in capital	1,477,219	1,503,718
Retained earnings	1,857,130	1,884,291
Accumulated other comprehensive loss	(205)	(20)
Treasury stock, at cost, 29,662 and 29,662 shares at December 31, 2020 and June 30, 2021, respectively	(1,464,727)	(1,464,727)
Total Stockholders’ Equity	1,869,972	1,923,821
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,359,855	$3,217,929

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net revenue:
Managed care and other	$548,711	$676,041	$1,101,879	$1,302,117
PBM	551,364	544,727	1,120,575	1,080,300
Total net revenue	1,100,075	1,220,768	2,222,454	2,382,417
Costs, expenses and other income:
Cost of care	321,831	430,735	670,939	809,926
Cost of goods sold	528,067	520,514	1,061,308	1,012,884
Direct service costs and other operating expenses (1)	199,756	243,573	403,997	474,594
Legal matter settlement	—	—	—	(9,000)
Depreciation and amortization	23,888	22,525	47,246	43,942
Interest expense	7,995	6,234	16,953	12,660
Interest and other income	(551)	(208)	(1,770)	(549)
Special charges and other	8,309	5,054	8,309	6,205
Total costs, expenses and other income	1,089,295	1,228,427	2,206,982	2,350,662
Income (loss) from continuing operations before income taxes	10,780	(7,659)	15,472	31,755
(Benefit) provision for income taxes	(36,328)	(1,196)	(30,566)	9,709
Net income (loss) from continuing operations	47,108	(6,463)	46,038	22,046
Income from discontinued operations, net of tax	36,397	5,797	55,717	5,115
Net income (loss)	$83,505	$(666)	$101,755	$27,161

Net income (loss) per common share:
Basic (See Note A)
Continuing operations	$1.88	$(0.25)	$1.85	$0.85
Discontinued operations	1.45	0.22	2.24	0.20
Consolidated operations	$3.33	$(0.03)	$4.09	$1.05
Diluted (See Note A)
Continuing operations	$1.86	$(0.25)	$1.84	$0.83
Discontinued operations	1.44	0.22	2.22	0.19
Consolidated operations	$3.30	$(0.03)	$4.06	$1.02
Other comprehensive income (loss)
Unrealized gains on available-for-sale securities (2)	659	175	458	185
Comprehensive income (loss)	$84,164	$(491)	$102,213	$27,346
(1)	Includes stock compensation expense of $6,592 and $6,353 for the three months ended June 30, 2020 and 2021, respectively and $12,389 and $13,410 for the six months ended June 30, 2020 and 2021, respectively.
(2)	Net of income tax provision of $219 and $65 for the three months ended June 30, 2020 and 2021, respectively and $152 and $69 for the six months ended June 30, 2020 and 2021, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at March 31, 2020	54,631	$546	(29,662)	$(1,464,727)	$1,402,797	$1,493,044	$(57)	$1,431,603
Stock compensation expense	—	—	—	—	6,958	—	—	6,958
Exercise of stock options	324	4	—	—	20,240	—	—	20,244
Issuance of equity	17	—	—	—	—	—	—	—
Net income	—	—	—	—	—	83,505	—	83,505
Other comprehensive income—other	—	—	—	—	—	—	659	659
Balance at June 30, 2020	54,972	$550	(29,662)	$(1,464,727)	$1,429,995	$1,576,549	$602	$1,542,969

Balance at March 31, 2021	55,789	$558	(29,662)	$(1,464,727)	$1,488,975	$1,884,957	$(195)	$1,909,568
Stock compensation expense	—	—	—	—	6,353	—	—	6,353
Exercise of stock options	113	1	—	—	6,804	—	—	6,805
Issuance of equity	25	—	—	—	1,586	—	—	1,586
Net loss	—	—	—	—	—	(666)	—	(666)
Other comprehensive income—other	—	—	—	—	—	—	175	175
Balance at June 30, 2021	55,927	$559	(29,662)	$(1,464,727)	$1,503,718	$1,884,291	$(20)	$1,923,821

Balance at December 31, 2019	54,285	$543	(29,662)	$(1,464,727)	$1,386,616	$1,475,207	$144	$1,397,783
Stock compensation expense	—	—	—	—	13,015	—	—	13,015
Exercise of stock options	540	6	—	—	31,501	—	—	31,507
Issuance of equity	147	1	—	—	(1,137)	—	—	(1,136)
Net income	—	—	—	—	—	101,755	—	101,755
Other comprehensive income—other	—	—	—	—	—	—	458	458
Adoption of ASC 326	—	—	—	—	—	(413)	—	(413)
Balance at June 30, 2020	54,972	$550	(29,662)	$(1,464,727)	$1,429,995	$1,576,549	$602	$1,542,969

Balance at December 31, 2020	55,549	$555	(29,662)	$(1,464,727)	$1,477,219	$1,857,130	$(205)	$1,869,972
Stock compensation expense	—	—	—	—	13,410	—	—	13,410
Exercise of stock options	223	3	—	—	14,269	—	—	14,272
Issuance of equity	155	1	—	—	(1,180)	—	—	(1,179)
Net income	—	—	—	—	—	27,161	—	27,161
Other comprehensive income—other	—	—	—	—	—	—	185	185
Balance at June 30, 2021	55,927	$559	(29,662)	$(1,464,727)	$1,503,718	$1,884,291	$(20)	$1,923,821

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2020	2021
Cash flows from operating activities:
Net income	$101,755	$27,161
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	57,951	43,942
Special charges and other	8,309	6,205
Gain on sale of MCC	—	(8,000)
Non-cash interest expense	941	710
Non-cash stock compensation expense	13,015	13,410
Non-cash income tax (benefit) provision	(29,443)	12,699
Non-cash accretion on investments	907	1,603
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(24,535)	(75,506)
Pharmaceutical inventory	8,268	4,545
Other assets	(38,322)	(78,329)
Accounts payable and accrued liabilities	62,970	(151,549)
Medical claims payable and other medical liabilities	10,510	47,062
Tax contingencies	1,343	1,339
Deferred credits and other long-term liabilities	(2,537)	9,635
Other	(289)	2,388
Net cash provided by (used in) operating activities	170,843	(142,685)
Net cash provided by operating activities from discontinued operations	178,326	—
Net cash used in operating activities from continuing operations	(7,483)	(142,685)
Cash flows from investing activities:
Capital expenditures	(38,305)	(35,105)
Acquisitions and investments in businesses, net of cash acquired	(369)	(2,372)
Purchases of investments	(417,688)	(680,347)
Proceeds from maturities and sales of investments	288,137	493,711
Net cash used in investing activities	(168,225)	(224,113)
Net cash used in investing activities from discontinued operations	(156,800)	—
Net cash used in investing activities from continuing operations	(11,425)	(224,113)
Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	80,000	—
Proceeds from exercise of stock options	29,825	14,271
Payments on debt, finance lease and deferred financing obligations	(40,264)	(112,238)
Other	(1,136)	(1,178)
Net cash provided by (used in) financing activities	68,425	(99,145)
Net cash provided by financing activities from discontinued operations	4,850	—
Net cash provided by (used in) financing activities from continuing operations	63,575	(99,145)
Net increase (decrease) in cash and cash equivalents from continuing operations	44,667	(465,943)
Cash and cash equivalents at beginning of period	115,752	1,144,450
Cash and cash equivalents at end of period	$160,419	$678,507

Supplemental cash flow data:
Non-cash investing activities:
Assets acquired under finance leases and deferred financing obligations	$3,599	$—

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

Healthcare Segment

The Healthcare Segment (“Healthcare”) customers include health plans, accountable care organizations (“ACOs”), employers, the United States military and various federal government agencies for whom Magellan provides carve-out management services for (i) behavioral health, (ii) employee assistance plans (“EAP”) and (iii) other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac and physical medicine. These management services can be applied broadly across commercial, Medicaid and Medicare populations, or on a more targeted basis for our health plans and ACO customers. The segment also includes Magellan’s carve-out behavioral health contracts with various state Medicaid agencies, as well as certain provider assets that deliver primary care and behavioral healthcare services through an integrated approach.

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

On May 11, 2020, the Company announced its decision to exit the Medicare Part D business at the end of 2020. Any activity related to Medicare Part D business reflected in the six months ended June 30, 2021 is related to final run-out of the 2020 Part D contract provision and is included in continuing operations. The Company continues to retain its Medicare Employer Group Waiver Plan as well as full capabilities to serve the PBM needs of its existing and prospective Medicare customers.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

Corporate

This segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments that are largely associated with costs related to being a publicly traded company.

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for the Company beginning in the first quarter of 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three and six months ended June 30, 2020 and 2021 by major service line, type of customer and timing of revenue recognition (in thousands):

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

	Three Months Ended June 30, 2021
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$429,289	$—	$(92)	$429,197
EAP risk-based	82,145	—	—	82,145
ASO	73,705	12,353	(52)	86,006
PBM, including dispensing	—	546,827	(3,608)	543,219
Medicare Part D	—	1,508	—	1,508
PBA	—	43,470	—	43,470
Formulary management	—	33,062	—	33,062
Other	—	2,161	—	2,161
Total net revenue	$585,139	$639,381	$(3,752)	$1,220,768

Type of Customer
Government	$249,324	$154,370	$—	$403,694
Non-government	335,815	485,011	(3,752)	817,074
Total net revenue	$585,139	$639,381	$(3,752)	$1,220,768

Timing of Revenue Recognition
Transferred at a point in time	$—	$548,335	$(3,608)	$544,727
Transferred over time	585,139	91,046	(144)	676,041
Total net revenue	$585,139	$639,381	$(3,752)	$1,220,768

	Six Months Ended June 30, 2020
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$694,044	$—	$(182)	$693,862
EAP risk-based	157,357	—	—	157,357
ASO	118,526	23,805	(168)	142,163
PBM, including dispensing	—	1,017,596	(9,398)	1,008,198
Medicare Part D	—	112,377	—	112,377
PBA	—	60,940	—	60,940
Formulary management	—	47,222	—	47,222
Other	—	335	—	335
Total net revenue	$969,927	$1,262,275	$(9,748)	$2,222,454

Type of Customer
Government	$449,495	$412,946	$—	$862,441
Non-government	520,432	849,329	(9,748)	1,360,013
Total net revenue	$969,927	$1,262,275	$(9,748)	$2,222,454

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,129,973	$(9,398)	$1,120,575
Transferred over time	969,927	132,302	(350)	1,101,879
Total net revenue	$969,927	$1,262,275	$(9,748)	$2,222,454

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

	Six Months Ended June 30, 2021
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$802,731	$—	$(178)	$802,553
EAP risk-based	170,266	—	—	170,266
ASO	145,152	24,170	(127)	169,195
PBM, including dispensing	—	1,085,622	(7,007)	1,078,615
Medicare Part D	—	1,685	—	1,685
PBA	—	93,352	—	93,352
Formulary management	—	62,244	—	62,244
Other	—	4,507	—	4,507
Total net revenue	$1,118,149	$1,271,580	$(7,312)	$2,382,417

Type of Customer
Government	$505,616	$310,408	$—	$816,024
Non-government	612,533	961,172	(7,312)	1,566,393
Total net revenue	$1,118,149	$1,271,580	$(7,312)	$2,382,417

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,087,307	$(7,007)	$1,080,300
Transferred over time	1,118,149	184,273	(305)	1,302,117
Total net revenue	$1,118,149	$1,271,580	$(7,312)	$2,382,417

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

June 30, 2021

(Unaudited)

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

June 30, 2021

(Unaudited)

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	June 30,
	2020	2021	$ Change	% Change
Accounts receivable	$799,803	$911,571	$111,768	14.0%
Contract assets	3,566	6,171	2,605	73.1%
Contract liabilities - current	6,772	6,891	119	1.8%
Contract liabilities - long-term	11,073	11,136	63	0.6%

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $111.8 million, mainly due to timing of receipts. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $2.6 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, increased by $0.1 million, mainly due to certain revenue payments received in advance. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, increased by $0.1 million mainly due to payments received for which recognition will be long term partially offset by certain balances which became current.

During the three months ended June 30 2021, the Company recognized revenue of $2.1 million that was included in current contract liabilities at March 31, 2021. During the six months ended June 30 2021, the Company recognized revenue of $3.2 million that was included in current contract liabilities at December 31, 2020. The estimated timing of recognition of amounts included in contract liabilities at June 30, 2021 are as follows: 2021—$4.8 million; 2022—$4.2 million; 2023—$3.7 million; 2024 and beyond—$5.3 million. During the three and six months ended June 30, 2021, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

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

June 30, 2021

(Unaudited)

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

Customers exceeding ten percent of segment net revenues

The following customers generated in excess of ten percent of net revenues from continuing operations for the respective segment for the six months ended June 30, 2020 and 2021 (in thousands):

Segment	Term Date	2020	2021
Healthcare
Customer A	December 31, 2021	$175,107	$188,177
Customer B	December 31, 2022	96,657	172,248

Pharmacy Management
Customer C	March 31, 2024	195,930	169,371

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with Centers for Medicare and Medicaid Services (“CMS”) and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $272.2 million and $299.8 million for the six months ended June 30, 2020 and 2021, respectively. The contract for one of the Pennsylvania Counties, which represents net revenues of $58.8 million and $65.0 million for the six months ended June 30, 2020 and 2021, respectively, is scheduled to terminate on December 31, 2021. Net revenues from members in relation to its contracts with CMS in aggregate totaled $112.3 million and $1.7 million for the six months ended June 30, 2020 and 2021, respectively. As of December 31, 2020 and June 30, 2021, the Company had $69.6 million and $41.2 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. In May 2020, the Company announced its decision to exit the Part D business at the end of 2020. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $136.1 million and $150.0 million for the six months ended June 30, 2020 and 2021, respectively.

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

June 30, 2021

(Unaudited)

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

The following table shows the components of lease expenses for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease cost	$2,340	$4,748
Finance lease cost:
Amortization of right-of-use asset	565	1,272
Interest on lease liabilities	155	321
Total finance lease cost	720	1,593
Short-term lease cost	41	81
Variable lease cost	539	763
Total lease cost	3,640	7,185
Sublease income	—	(7)
Net lease cost	$3,640	$7,178

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

The following table shows the components of the lease assets and liabilities as of June 30, 2021 (in thousands):

June 30, 2021
Operating leases:
Other long-term assets	$31,998

Accrued liabilities	$10,939
Deferred credits and other long-term liabilities	32,880
Total operating lease liabilities	$43,819

Finance leases:
Property and equipment, net	$11,290

Current debt, finance lease and deferred financing obligations	$4,483
Long-term debt, finance lease and deferred financing obligations	9,670
Total finance lease liabilities	$14,153

The maturity dates of the Company’s leases as of June 30, 2021 are summarized below (in thousands):

June 30, 2021
2021	$8,238
2022	15,442
2023	12,718
2024	10,943
2025	5,725
2026 and beyond	5,933
Total lease payments	58,999
Less interest	(1,027)
Present value of lease liabilities	$57,972

The following table shows the weighted average remaining lease term and discount rate as of June 30, 2021:

June 30, 2021
Weighted average remaining lease term years
Operating leases	4.84
Finance leases	3.31
Weighted average discount rate
Operating leases	2.99%
Finance leases	4.40%

Supplemental cash flow information relating to leases is as follows (in thousands):

Six months ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,393
Operating cash flows from finance leases	1,121
Financing cash flows from finance leases	166
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	—
Finance leases	—

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets that are required to be measured at fair value as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$—	$679,554	$—	$679,554
Investments:
U.S. Government and agency securities	42,399	—	—	42,399
Corporate debt securities	—	99,749	—	99,749
Certificates of deposit	—	1,311	—	1,311
Total assets held at fair value	$42,399	$780,614	$—	$823,013

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (2)	$—	$638,459	$—	$638,459
Investments:
U.S. Government and agency securities	143,618	—	—	143,618
Corporate debt securities	—	167,636	—	167,636
Taxable municipal bonds	—	16,001		16,001
Certificates of deposit	—	1,311	—	1,311
Total assets held at fair value	$143,618	$823,407	$—	$967,025
(1)	Excludes $464.9 million of cash held in bank accounts by the Company.
(2)	Excludes $40.0 million of cash held in bank accounts by the Company.

For the six months ended June 30, 2021, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $399.4 million as of June 30, 2021 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $154.4 million as of June 30, 2021 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Book overdrafts are reflected within accounts payable on the balance sheets. At June 30, 2021, the Company had no book overdrafts. At June 30, 2021, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of approximately $26 million are included in cash and cash equivalents.

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

As of December 31, 2020 and June 30, 2021, there were no material unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the three or six months ended June 30, 2020 or 2021. The following is a summary of short-term and long-term investments at December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$42,389	$11	$(1)	$42,399
Corporate debt securities	99,861	3	(115)	99,749
Certificates of deposit	1,311	—	—	1,311
Total investments at December 31, 2020	$143,561	$14	$(116)	$143,459

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$143,615	$4	$(1)	$143,618
Corporate debt securities	167,668	7	(39)	167,636
Taxable municipal bonds	15,999	2	—	16,001
Certificates of deposit	1,311	—	—	1,311
Total investments at June 30, 2021	$328,593	$13	$(40)	$328,566

The maturity dates of the Company’s investments as of June 30, 2021 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2021	$322,889	$322,860
2022	5,704	5,706
Total investments at June 30, 2021	$328,593	$328,566

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

Income Taxes

The Company’s effective income tax rates from continuing operations were (197.6) percent and 30.6 percent for the six months ended June 30, 2020 and 2021, respectively. These rates differ from the applicable federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The significant negative effective income tax rate for the six months ended June 30, 2020 is primarily due to discrete adjustments for the nonrecurring tax benefit related to the divestiture recognized in the prior year.

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

The Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020 and The American Rescue Plan Act of 2021 was signed March 11, 2021. All three acts provide widespread emergency relief for the economy and aid to corporations including several significant provisions related to taxes. As of June 30, 2021, the Company has not utilized (nor does it anticipate utilizing) any of the provisions that would result in a material impact on its results.

Net Operating Loss Carryforwards

The Company and its subsidiaries have $75.0 million of net operating loss carryforwards (“NOLs”) available to reduce state and local taxable income at certain subsidiaries in 2021 and subsequent years. Most of these NOLs will expire in 2021 and subsequent years if not used and are subject to examination and adjustment by the respective tax authorities. In addition, the Company’s utilization of certain of these NOLs is subject to limitations as to the timing and amount. Other than those considered in determining the valuation allowances discussed below, the Company does not believe these limitations will restrict the Company’s ability to use any of these state and local NOLs before they expire.

Deferred tax assets as of December 31, 2020 and June 30, 2021 are shown net of valuation allowances of $0.9 million and $0.9 million, respectively. These valuation allowances mainly relate to uncertainties regarding the eventual realization of certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company’s deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations.

Health Care Reform

The Patient Protection and the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), imposed a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The Company obtained rate adjustments from customers to cover the direct costs of these fees and the impact from non-deductibility of such fees for federal and state income tax purposes. Congress repealed the HIF fee effective for plan years after December 31, 2020. For 2020 the HIF fee was $36.2 million, of which $12.4 related to continuing operations, and was paid in 2020.

Stock Compensation

At December 31, 2020 and June 30, 2021, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021. The Company recorded stock compensation expense of $6.3 million and $13.4 million for the three and six months ended June 30, 2021. Stock compensation expense recognized in

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

the consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2021 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

For the six months ended June 30, 2020, tax expense on deficiencies (net of the tax deductions in excess of recognized stock compensation expense) was $1.7 million, which was included as an increase to income tax expense. For the six months ended June 30, 2021, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $1.7 million, which was included as a reduction of income tax expense.

Summarized information related to the Company’s stock options for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	1,045,283	$75.48
Granted	—	—
Forfeited	(28,457)	91.24
Exercised	(222,092)	64.26
Outstanding, end of period	794,734	$78.06
Vested and expected to vest at end of period	793,326	$78.08
Exercisable, end of period	704,146	$79.60

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	54,314	$77.33
Awarded	—	—
Vested	—	—
Forfeited	—	—
Outstanding, ending of period	54,314	77.33

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	428,362	$65.83
Awarded	280,374	92.87
Vested	(151,414)	67.77
Forfeited	(7,096)	74.81
Outstanding, ending of period	550,226	78.95

Grants of RSAs vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	278,945	$99.80
Awarded	—	—
Vested	—	—
Forfeited	(63,324)	141.61
Outstanding, end of period	215,621	87.51

Long-Term Debt and Finance Lease Obligations

The following table shows the components of debt and finance lease obligations, including the current component, at December 31, 2020 and June 30, 2021 (in thousands):

	December 31,	June 30,
	2020	2021
Senior Notes	$359,632	$359,681
Term loan	263,125	154,375
Other loan	2,154	—
Finance leases - land and equipment	16,359	14,153
Finance leases - software as service arrangements	1,298	16
Deferred loan costs	(4,192)	(3,531)
Total debt and finance lease obligations	$638,376	$524,694

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, and is supplemented by a first supplemental indenture dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. Since the public offering, the Company purchased and subsequently retired $40.0 million of its Notes, of which $28.9 million was purchased and subsequently retired in March 2020 that resulted in a loss on retirement of $0.7 million that is included in interest expense. The Notes were issued at a discount and had a carrying value of $359.6 million and $359.7 million at December 31, 2020 and June 30, 2021, respectively.

The Notes bear interest payable semiannually in cash in arrears on March 22 and September 22 of each year, commencing on March 22, 2018, which rate is subject to an interest rate adjustment upon the occurrence of certain credit rating events. The interest rate on the Notes on June 30, 2021 was 4.900%. The Notes mature on September 22, 2024. The Indenture provides that the Notes are redeemable at the Company’s option, in whole or in part, at any time on or after July 22, 2024, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

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

June 30, 2021

(Unaudited)

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The Company has elected to borrow in Eurodollar rate loans that currently have a borrowing margin of 1.75 percent plus the Eurodollar rate for the selected interest period. For three and six months ended June 30, 2021, the weighted average interest rate on the term loan facility was approximately 1.86 and 1.95 percent, respectively. The interest rate on the term loan facility was 1.86% on June 30, 2021. The term loan facility balance under the 2017 Credit Agreement totaled $263.1 million and $154.4 million as of December 31, 2020 and June 30, 2021, respectively.

In March 2021, the Company made voluntary term loan repayments of $100.0 million. As of June 30, 2021, the contractual maturities, totaling $154.4 million of the term loan under the 2017 Credit Agreement were as follows: 2021—$0.0 million; 2022—$0.0 million; and 2023—$154.4 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2020 and June 30, 2021, the Company had no revolving loans, resulting in borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt, finance lease and deferred financing obligations are deferred loan and bond issuance costs as of December 31, 2020 and June 30, 2021 of $4.2 million and $3.5 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2020 and June 30, 2021 of $32.1 million and $33.0 million, respectively.

Finance Lease and Deferred Financing Obligations

There were $16.4 million and $14.2 million of finance lease and deferred financing obligations at December 31, 2020 and June 30, 2021, respectively. The Company’s finance lease and deferred financing obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance lease assets was $43.0 million and $32.6 million at December 31, 2020 and June 30, 2021, respectively.

Redeemable Non-Controlling Interest

As of June 30, 2021, the Company held a 70% equity interest in Aurelia Health, LLC (“Aurelia”). The other shareholders of Aurelia have the right to exercise put options, requiring the Company to purchase up to 33.3% of the remaining shares during the thirty-day period beginning on January 15, 2022 and each subsequent anniversary thereafter. In addition, for the thirty-day period beginning on January 15, 2022 and each subsequent anniversary thereafter, the Company has the right to purchase 33.3% of the remaining shares (“call option”). The redemption price for these put and call options is based on a fixed multiple of the trailing twelve-month EBITDA at the redemption date. Non-controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders’ equity on the Company’s consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest’s share of net income or loss or its

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

redemption value. The carrying value of the non-controlling interest as of December 31, 2020 and June 30, 2021 was $33.1 million and $33.7 million, respectively. The Company evaluates the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company will adjust the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share (“EPS”) calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of June 30, 2021, the carrying value of the non-controlling interest exceeded the redemption value and therefore no adjustment to the carrying value was required.

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Numerator:
Net income (loss) from continuing operations	$47,108	$(6,463)	$46,038	$22,046
Income (loss) from discontinued operations, net of tax	36,397	5,797	55,717	5,115
Net income (loss)	$83,505	$(666)	$101,755	$27,161
Denominator:
Weighted average number of common shares outstanding—basic	25,054	26,162	24,891	26,056
Common stock equivalents—stock options	31	—	46	169
Common stock equivalents—RSAs	28	—	25	22
Common stock equivalents—RSUs	46	—	48	170
Common stock equivalents—PSUs	118	—	59	158
Common stock equivalents—employee stock purchase plan	1	—	5	1
Weighted average number of common shares outstanding—diluted	25,278	26,162	25,074	26,576
Net income (loss) per common share—basic:
Continuing operations	$1.88	$(0.25)	$1.85	$0.85
Discontinued operations	1.45	0.22	2.24	0.20
Consolidated operations	$3.33	$(0.03)	$4.09	$1.05
Net income (loss) per common share—diluted:
Continuing operations	$1.86	$(0.25)	$1.84	$0.83
Discontinued operations	1.44	0.22	2.22	0.19
Consolidated operations	$3.30	$(0.03)	$4.06	$1.02

The weighted average number of common shares outstanding for the three and six months ended June 30, 2020 and 2021 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2020 and 2021 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 1.3 million and 1.4 million options for the three and six months ended June 30, 2020, respectively, and 0.3 million and 0.3 million options for the three and six months ended June 30, 2021, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2020
Managed care and other revenue	$481,021	$67,867	$(177)	$548,711
PBM revenue	—	556,195	(4,831)	551,364
Cost of care	(321,831)	—	—	(321,831)
Cost of goods sold	—	(532,685)	4,618	(528,067)
Direct service costs and other	(100,450)	(80,082)	(19,224)	(199,756)
Stock compensation expense(1)	2,102	1,939	2,551	6,592
Segment Profit (Loss)	$60,842	$13,234	$(17,063)	$57,013

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended June 30, 2021
Managed care and other revenue	$585,139	$91,046	$(144)	$676,041
PBM revenue	—	548,335	(3,608)	544,727
Cost of care	(430,735)	—	—	(430,735)
Cost of goods sold	—	(523,933)	3,419	(520,514)
Direct service costs and other	(126,741)	(104,556)	(12,276)	(243,573)
Stock compensation expense(1)	1,935	2,346	2,072	6,353
Segment Profit (Loss)	$29,598	$13,238	$(10,537)	$32,299

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2020
Managed care and other revenue	$969,927	$132,302	$(350)	$1,101,879
PBM revenue	—	1,129,973	(9,398)	1,120,575
Cost of care	(670,939)	—	—	(670,939)
Cost of goods sold	—	(1,070,259)	8,951	(1,061,308)
Direct service costs and other	(206,386)	(161,948)	(35,663)	(403,997)
Stock compensation expense (1)	3,863	4,046	4,480	12,389
Segment Profit (Loss)	$96,465	$34,114	$(31,980)	$98,599

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Six Months Ended June 30, 2021
Managed care and other revenue	$1,118,149	$184,273	$(305)	$1,302,117
PBM revenue	—	1,087,307	(7,007)	1,080,300
Cost of care	(809,926)	—	—	(809,926)
Cost of goods sold	—	(1,019,526)	6,642	(1,012,884)
Direct service costs and other	(241,734)	(209,152)	(23,708)	(474,594)
Legal matter settlement	—	9,000	—	9,000
Stock compensation expense (1)	4,454	5,042	3,914	13,410
Segment Profit (Loss)	$70,943	$56,944	$(20,464)	$107,423

(1)	Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

The following table reconciles income (loss) from continuing operations before income taxes to Segment Profit from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Income (loss) from continuing operations before income taxes	$10,780	$(7,659)	$15,472	$31,755
Stock compensation expense	6,592	6,353	12,389	13,410
Depreciation and amortization	23,888	22,525	47,246	43,942
Interest expense	7,995	6,234	16,953	12,660
Interest and other income	(551)	(208)	(1,770)	(549)
Special charges and other	8,309	5,054	8,309	6,205
Segment Profit from continuing operations	$57,013	$32,299	$98,599	$107,423

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

June 30, 2021

(Unaudited)

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

The Company is subject to certain federal laws and regulations in connection with its contracts with the federal government. These laws and regulations affect how the Company conducts business with its federal agency customers and may impose added costs on its business. The Company’s failure to comply with federal procurement laws and regulations could cause it to lose business, incur additional costs and subject it to a variety of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The Company’s wholly owned subsidiary, Armed Forces Services Corporation (“AFSC”), conducts business with federal agency customers and federal contractors to such agencies. The Company investigated, with the assistance of outside counsel, matters relating to compliance by AFSC with Small Business Administration ( “SBA”) regulations and other federal laws applicable to government contractors and reported findings to the SBA and the Department of Defense, including facts indicating violations of SBA regulations and other federal laws, such as the Anti-Kickback Act, by former AFSC executives, none of which was disclosed to Magellan prior to its acquisition of AFSC. The Company voluntarily responded to government requests for further information regarding the Company’s investigation. As a result of the Company's disclosure and the ensuing government investigation, a former AFSC executive pleaded guilty in the United States District Court for the Eastern District of Virginia to one count of honest services fraud, and at sentencing in September 2020, the Court ordered the former AFSC executive to pay restitution to AFSC as the victim of that offense. In June 2020, the United States Attorney’s Office for the Eastern District of Virginia (“U.S. Attorney’s Office”) informed the Company of a civil investigation regarding the Company and AFSC related to potential violations of the False Claims Act and/or the Anti-Kickback Act also stemming from the matters self-disclosed by the Company. In June 2021, AFSC resolved the civil investigation’s allegations of potential violations by entering into a settlement with the U.S. Attorney’s Office and paying $4.3 million in restitution for the kickback payments received by the former AFSC executives which were identified through the Company’s disclosures to the government. The civil claims resolved by the settlement agreement were allegations only; there was no determination of civil liability. Management believes that the civil settlement with the U.S. Attorney’s Office resolves all pending investigations arising from the matters that the Company self-reported; however, there can be no assurance in this regard.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

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

The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through November 15, 2021 (the “Repurchase Program”). As of June 30, 2021, the remaining capacity under the Repurchase Program was $186.3 million. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to the Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - December 31, 2019	60,901	61.15	3.7
January 1, 2020 - December 31, 2020	—	—	—
January 1, 2021 - June 30, 2021	—	—	—
	3,359,140		$213.7

The Company made no share repurchases from July 1, 2021 through July 23, 2021.

NOTE E—Acquisition

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

The base purchase price for the Bayless Acquisition per the Bayless Agreement was $78.4 million. The Company reports the results of operations of Bayless within its Healthcare segment. During the six months ended June 30, 2021, the Company made measurement period adjustments of $0.1 million to increase goodwill related to the Bayless Acquisition.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

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

In connection with the MCC Sale, the Company and Molina have entered into commercial agreements for certain behavioral health, utilization management and related services to be provided by the Company to Molina and the MCC Business. These commercial agreements are subject to termination in connection with the Company’s pending Merger with Centene and are unlikely be implemented. In addition, the parties entered into a transition services agreement pursuant to which the Company and certain of its affiliates provide, or cause third parties to provide, certain services to accommodate the transition of the MCC business to Molina.

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

The following table summarizes the components of income from discontinued operations that is included in the Company’s consolidated income statements for the three and six months ended June 30, 2020 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Managed care and other revenue	$735,357	$—	$1,455,391	$—
Costs and expenses:
Cost of care	573,374	—	1,175,908	—
Direct service costs and other operating expenses (1)(2)(3)	92,078	275	176,575	1,201
Depreciation and amortization	5,379	—	10,705	—
Interest expense	18	—	89	—
Interest and other income	(1,478)	—	(4,018)	—
Gain on sale	—	(8,000)	—	(8,000)
Total costs and expenses	669,371	(7,725)	1,359,259	(6,799)
Income from discontinued operation before income taxes	65,986	7,725	96,132	6,799
Provision for income taxes	29,589	1,928	40,415	1,684
Net income from discontinued operations	$36,397	$5,797	$55,717	$5,115
(1)	Includes stock compensation expense of $366 and $626 for the three and six months ended June 30, 2020, respectively.
(2)	Includes divestiture related expenses of $3,353 and $3,958 for the three and six months ended June 30, 2020, respectively.
(3)	Includes changes in estimates and transition support services for the three and six months ended June 30, 2021.

The Company recognized a gain of $8.0 million in the three and six months ended June 30, 2021 related to the MCC Sale. This gain represents changes in estimate for amounts receivable under the working capital settlement pursuant to the Stock and Asset Purchase Agreement with Molina.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

The Company has retained corporate overhead expenses previously allocated to MCC of $7.0 million and $13.7 million for the three and six months ended June 30, 2020, respectively.

NOTE G—Special Charges and Other

In 2020, the Company established a transformation office which has an initiative (the “Transformation Initiative”) to lower our operating costs and reinvest in our business by improving and automating processes, leveraging technology, consolidating platforms and reducing any friction our customers, providers and members experience when doing business with us. As part of the Transformation Initiative, the Company is in the process of restructuring certain operating activities which has resulted in the Company recording an adjustment to severance of $0.2 million for the six months ended June 30, 2021, within special charges in the consolidated statement of comprehensive income (loss).

In addition, the Company reevaluated its current office lease footprint. Recoverability of existing operating right-of-use lease assets, and the related fixed assets held at the office locations, to be held and used are measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any lease terminations or abandonments initiated as a result of the Transformation Initiative that result in an impairment of such right-of-use assets and the location’s related fixtures will be reported as special charges. For the six months ended June 30, 2021, lease terminations and abandonments resulted in the recognition of non-cash pre-tax impairment of $1.3 million within special charges in the consolidated statement of comprehensive income (loss). The impairment charge reduced the carrying value of these assets to their estimated fair value. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. In addition, the Company accrued various lease shutdown costs of $0.1 million for the six months ended June 30, 2021, within special charges in the consolidated statement of comprehensive income (loss).

The following table summarizes the components of special charges that are included in the Company’s consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Non-cash related special charges
Right-of-use assets	$—	$1,263
Fixed assets	(55)	(41)
Total non-cash related special charges	(55)	1,222

Cash related special charges
Employee severance and termination benefits	9	(200)
Lease shutdown costs	—	83
Total cash related special charges	9	(117)
Total special charges	$(46)	$1,105

A roll-forward of the Transformation Initiative liabilities is as follows (in thousands):

	Balance			Balance
	December 31,			June 30,
	2020	Additions	Payments	2021
Employee severance and termination benefits	$10,983	$(200)	$(2,947)	$7,836
Lease shutdown costs	610	83	(83)	610
	$11,593	$(117)	$(3,030)	$8,446

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2021

(Unaudited)

The Company has an investment of $8.5 million in a healthcare company that is accounted for on a cost basis. In the three months ended June 30, 2021, the Company recorded a $5.1 million impairment on this investment which is reflected in special charges and other within the statement of comprehensive income (loss).

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

Results of Operations

The following table summarizes, for the periods indicated, operating results from continuing operations (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Continuing Operations	2020	2021	'20 vs '21	2020	2021	'20 vs '21
Statement of Operations Data:
Net revenue	$1,100,075	$1,220,768	11.0%	$2,222,454	$2,382,417	7.2%
Cost of care	321,831	430,735	33.8%	670,939	809,926	20.7%
Cost of goods sold	528,067	520,514	(1.4)%	1,061,308	1,012,884	(4.6)%
Direct service costs and other operating expenses (1)	199,756	243,573	21.9%	403,997	474,594	17.5%
Legal matter settlement	—	—	N/A	—	(9,000)	N/A
Depreciation and amortization	23,888	22,525	(5.7)%	47,246	43,942	(7.0)%
Interest expense	7,995	6,234	(22.0)%	16,953	12,660	(25.3)%
Interest and other income	(551)	(208)	(62.3)%	(1,770)	(549)	(69.0)%
Special charges and other	8,309	5,054	(39.2)%	8,309	6,205	(25.3)%
Income (loss) before income taxes	10,780	(7,659)	(171.0)%	15,472	31,755	105.2%
(Benefit) provision for income taxes	(36,328)	(1,196)	(96.7)%	(30,566)	9,709	(131.8)%
Net income (loss) from continuing operations	$47,108	$(6,463)	(113.7)%	$46,038	$22,046	52.1%
(1)	Includes stock compensation expense of $6,592 and $6,353 for the three months ended June 30, 2020 and 2021, respectively and $12,389 and $13,410 for the six months ended June 30, 2020 and 2021, respectively.

Quarter ended June 30, 2021 (“Current Year Quarter”) compared to Quarter ended June 30, 2020 (“Prior Year Quarter”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 5.7 percent or $1.4 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset maturities, partially offset by normal asset additions after the Prior Year Quarter.

Interest expense

Interest expense decreased by 22.0 percent or $1.8 million from the Prior Year Quarter to the Current Year Quarter primarily due to lower interest rates and lower debt balances.

Interest and other income

Interest income decreased by $0.3 million from the Prior Year Quarter to the Current Year Quarter primarily due to a reduction in rates.

Special charges and other

Special charges and other decreased by $3.3 million from the Prior Year Quarter to the Current Year Quarter due to recognition of the special charges in the Prior Year Quarter offset by the impairment of an investment in the Current Year Quarter, see Note G—“Special Charges and Other” for further discussion.

Income taxes

The Company’s effective income tax rates from continuing operations were (337.0) percent and 15.6 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Prior Year Quarter differs from the effective income tax rate for the Current Year Quarter primarily due to the discrete adjustments for the nonrecurring tax benefit related to the divestiture recognized in the prior year. The effective income tax rate for the Current Year Quarter differs from the federal and state statutory rates primarily due to the impact of permanent differences relative to the loss for the period.

Six months ended June 30, 2021 (“Current Year Period”) compared to Six months ended June 30, 2020 (“Prior Year Period”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 7.0 percent or $3.3 million from the Prior Year Period, primarily due to asset maturities, partially offset by normal asset additions after the Prior Year Period.

Interest expense

Interest expense decreased by 25.3 percent or $4.3 million from the Prior Year Period to the Current Year Period primarily due to lower interest rates and lower debt balances.

Interest and other income

Interest income decreased by $1.2 million from the Prior Year Period to the Current Year Period primarily due to a reduction in rates.

Special charges and other

Special charges and other decreased by $2.1 million from the Prior Year Period to the Current Year Period due to recognition of special charges in the Prior Year Period offset by the impairment of an investment in the Current Year Period, see Note G—“Special Charges and Other” for further discussion.

Income taxes

The Company’s effective income tax rates from continuing operations were (197.6) percent and 30.6 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Prior Year Period differs from the effective income tax rate for the Current Year Period primarily due to the recognition of the nonrecurring tax benefit related to the divestiture in the Prior Year Period. The effective income tax rate for the Current Year Period differs from the federal and state statutory rates primarily due to the impact of permanent differences relative to the reduced level of earnings for the period.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Healthcare Segment Results	2020	2021	'20 vs '21	2020	2021	'20 vs '21
Risk-based, non-EAP	$344,199	$429,289	24.7%	$694,044	$802,731	15.7%
EAP risk-based	77,419	82,145	6.1%	157,357	170,266	8.2%
ASO	59,403	73,705	24.1%	118,526	145,152	22.5%
Managed care and other revenue	481,021	585,139	21.6%	969,927	1,118,149	15.3%
Cost of care	321,831	430,735	33.8%	670,939	809,926	20.7%
	159,190	154,404	(3.0)%	298,988	308,223	3.1%
Direct service costs and other	100,450	126,741	26.2%	206,386	241,734	17.1%
	58,740	27,663	(52.9)%	92,602	66,489	(28.2)%
Stock compensation expense	2,102	1,935	(7.9)%	3,863	4,454	15.3%
Segment Profit	$60,842	$29,598	(51.4)%	$96,465	$70,943	(26.5)%

Direct service cost as % of revenue	20.9%	21.7%		21.3%	21.6%
MLR Behavioral & Specialty Health risk	78.3%	87.6%		81.0%	86.4%
MLR Behavioral & Specialty Health EAP risk	67.9%	66.7%		69.5%	68.3%

Membership
Risk (1)				12,155	14,880	22.4%
EAP risk				14,719	13,742	(6.6)%
ASO				26,119	25,355	(2.9)%
				52,993	53,977	1.9%
(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue increased by 21.6 percent or $104.1 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $57.2 million, favorable rate and membership changes of $54.7 million, revenue from acquisitions that occurred after the Prior Year Quarter of $12.1 million, revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $4.3 million. These increases were partially offset by terminated contracts of $11.3 million, the revenue impact of program changes of $5.4 million, net revenue recorded for HIF fees in the Prior Year Quarter of $3.6 million and other net unfavorable variances of $3.9 million.

Cost of care

Cost of care increased by 33.8 percent or $108.9 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to rate and membership changes of $41.3 million, care cost of new contracts implemented after (or during) the Prior Year Quarter of $39.5 million, cost of care for acquisitions that occurred after the Prior Year Quarter of $6.2 million, favorable prior period care development recorded in the Prior Year Quarter of $8.5 million and care trends and other unfavorable variances of $26.7 million. The increases were partially offset by terminated contracts of $8.9 million and program changes of $4.4 million. Cost of care as a percentage of risk revenue (excluding EAP business) increased from 78.3 percent in the prior year quarter to 87.6 percent in the Current Year Quarter, mainly due to costs related to new contracts implemented, higher utilization and business mix.

Direct service costs and other

Direct service costs increased 26.2 percent or $26.3 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in allocated corporate expenses. Direct services costs increased as a percentage of revenue from 20.9 percent in the Prior Year Quarter to 21.7 percent in the Current Year Quarter primarily due to the increase in allocated corporate expenses.

Current Year Period compared to the Prior Year Period

Managed care and other revenue

Net revenue increased by 15.3 percent or $148.2 million from the Prior Year Period to the Current Year Period. The increase in revenue is primarily due to favorable rate and membership changes of $100.8 million, new contracts implemented after (or during) the Prior Year Period of $67.5 million, revenue from acquisitions that occurred after the Prior Year Period of $23.2 million and the revenue impact of favorable prior period care development recorded in the Prior Year Period of $4.9 million. These increases are partially offset by terminated contracts of $22.8 million, the revenue impact of program changes of $14.2 million, net revenue recorded for HIF fees in the Prior Year Period of $7.9 million and other net unfavorable variances of $3.3 million.

Cost of care

Cost of care increased by 20.7 percent or $139.0 million from the Prior Year Period to the Current Year Period. The increase is primarily due to rate and membership changes of $76.3 million, care cost of new contracts implemented after (or during) the Prior Year Period of $40.2 million, cost of care for acquisitions that occurred after the Prior Year Period of $12.0 million, favorable prior period care development recorded in the Prior Year Period of $6.3 million and care trends and other unfavorable variances of $34.8 million. These increases were partially offset by terminated contracts of $18.6 million and program changes of $12.0 million. Cost of care as a percentage of risk revenue (excluding EAP business) increased from 81.0 percent in the Prior Year Period to 86.4 percent in the Current Year Period, mainly due to costs related to new contracts implemented, higher utilization and business mix.

Direct service costs and other

Direct service costs increased by 17.1 percent or $35.3 million from the Prior Year Period to the Current Year Period primarily due to an increase in allocated corporate expenses. Direct service costs increased as a percentage of revenue from 21.3 percent in the Prior Year Period to 21.6 percent in the Current Year Period, primarily due to the increased allocated corporate expenses.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Pharmacy Segment Results	2020	2021	'20 vs '21	2020	2021	'20 vs '21
Formulary management	$25,061	$33,062	31.9%	$47,222	$62,244	31.8%
PBA and other	42,806	57,984	35.5%	85,080	122,029	43.4%
Managed care and other revenue	67,867	91,046	34.2%	132,302	184,273	39.3%
PBM, including dispensing	499,484	546,827	9.5%	1,017,596	1,085,622	6.7%
Medicare Part D	56,711	1,508	(97.3)%	112,377	1,685	(98.5)%
PBM revenue	556,195	548,335	(1.4)%	1,129,973	1,087,307	(3.8)%
Total net revenue	624,062	639,381	2.5%	1,262,275	1,271,580	0.7%
Cost of goods sold	532,685	523,933	(1.6)%	1,070,259	1,019,526	(4.7)%
	91,377	115,448	26.3%	192,016	252,054	31.3%
Direct service costs and other	80,082	104,556	30.6%	161,948	209,152	29.1%
	11,295	10,892	(3.6)%	30,068	42,902	42.7%
Stock compensation expense	1,939	2,346	21.0%	4,046	5,042	24.6%
Legal matter settlement	—	—		—	9,000	100.0%
Segment Profit	$13,234	$13,238	0.0%	$34,114	$56,944	66.9%

Direct service cost as % of revenue	12.8%	16.4%		12.8%	16.4%
COGS as % of PBM revenue	95.8%	95.5%		94.7%	93.8%

Pharmacy Operational Statistics
Adjusted commercial network claims				11,661	12,690
Adjusted PBA claims				34,530	27,049
Total adjusted claims				46,191	39,739

Generic dispensing rate				88.1%	88.9%
Commercial PBM covered lives				1,876	1,935
Medical pharmacy covered lives				15,833	16,012
Total states and DC that participate in PBA				26	26

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue increased by 34.2 percent or $23.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to increased government pharmacy revenue of $12.9 million mainly due to increased membership, formulary management revenue of $8.9 million mainly due to utilization and other favorable variances of $1.4 million.

PBM revenue

PBM revenue decreased by 1.4 percent or $7.9 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to terminated contracts of $58.8 million and is partially offset by increased membership and utilization of $46.8 million and other net favorable variances of $4.1 million.

Cost of goods sold

Cost of goods sold decreased by 1.6 percent or $8.8 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $56.7 million and other net favorable variances of $4.3 million. This decrease is partially offset by an increase in membership and utilization of $52.2 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 95.8 percent in the Prior Year Quarter to 95.5 percent in the Current Year Quarter, mainly due to business mix.

Direct service costs and other

Direct service costs increased by 30.6 percent or $24.5 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in allocated corporate expenses and start-up costs associated with a new contract implementation. Direct service costs increased as a percentage of revenue from 12.8 percent in the Prior Year Quarter to 16.4 percent in the Current Year Quarter primarily due to new contract implementation costs.

Current Year Period compared to Prior Year Period

Managed care and other revenue

Managed care and other revenue increased by 39.3 percent or $52.0 million from the Prior Year Period to the Current Year Period primarily due to increased government pharmacy revenue of $32.7 million mainly due to increased membership, formulary management revenue of $13.7 million and other net favorable variances of $5.6 million.

PBM revenue

PBM revenue decreased by 3.8 percent or $42.7 million from the Prior Year Period to the Current Year Period. The decrease is primarily due to terminated contracts of $113.9 million, which decrease is partially offset by an increase in membership and utilization of $67.0 million and other net favorable variances of $4.2 million.

Cost of goods sold

Cost of goods sold decreased by 4.7 percent or $50.7 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $112.6 million and other net favorable variances of $4.1 million. This decrease is partially offset by an increase in membership and utilization of $66.0 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 94.7 percent in the Prior Year Period to 93.8 percent in the Current Year Period, mainly due to business mix.

Direct service costs and other

Direct service costs increased by 29.1 percent or $47.2 million from the Prior Year Period to the Current Year Period primarily due to an increase in allocated corporate expenses and start-up costs associated with new contract implementation costs. Direct service costs increased as a percentage of revenue from 12.8 percent in the Prior Year Period to 16.4 percent in the Current Year Period primarily due to new contract implementation costs.

Legal matter settlement

In the Current Year Period, the Company recognized a $9.0 million recovery in connection with the resolution of a legal matter.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments, and that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
Corporate Segment & Eliminations	2020	2021	'20 vs '21	2020	2021	'20 vs '21
Managed care and other revenue	$(177)	$(144)	(18.6)%	$(350)	$(305)	(12.9)%
PBM revenue	(4,831)	(3,608)	(25.3)%	(9,398)	(7,007)	(25.4)%
Cost of goods sold	4,618	3,419	(26.0)%	8,951	6,642	(25.8)%
	(390)	(333)	(14.6)%	(797)	(670)	(15.9)%
Direct service costs and other	19,224	12,276	(36.1)%	35,663	23,708	(33.5)%
	(19,614)	(12,609)	(35.7)%	(36,460)	(24,378)	(33.1)%
Stock compensation expense	2,551	2,072	(18.8)%	4,480	3,914	(12.6)%
Segment Loss	$(17,063)	$(10,537)	(38.2)%	$(31,980)	$(20,464)	(36.0)%

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss decreased by 38.3 percent or $6.5 million from the Prior Year Quarter to the Current Year Quarter, mainly due to stranded corporate overhead expenses in the Prior Year Quarter related to the sale of the MCC Business. As a percentage of revenue, the Corporate segment loss decreased from 1.5 percent in the Prior Year Quarter to 0.9 percent in the Current Year Quarter, mainly due to increased revenue and stranded overhead expense in the Prior Year Quarter.

Current Year Period compared to the Prior Year Period

The Corporate segment loss decreased by 36.0 percent or $11.5 million from the Prior Year Period to the Current Year Period, mainly due to stranded corporate overhead expenses in the Prior Year Period related to the sale of the MCC Business. As a percentage of revenue, the Corporate segment loss decreased from 1.4 percent for the Prior Year Period to 0.9 the Current Year Period, mainly due to increased revenue and stranded overhead expense in the Prior Year Period.

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

The following table reconciles income (loss) from continuing operations before income taxes to Segment Profit from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Income (loss) from continuing operations before income taxes	$10,780	$(7,659)	$15,472	$31,755
Stock compensation expense	6,592	6,353	12,389	13,410
Depreciation and amortization	23,888	22,525	47,246	43,942
Interest expense	7,995	6,234	16,953	12,660
Interest and other income	(551)	(208)	(1,770)	(549)
Special charges and other	8,309	5,054	8,309	6,205
Segment Profit from continuing operations	$57,013	$32,299	$98,599	$107,423

The following table reconciles net income (loss) from continuing operations to Adjusted Net Income from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net income (loss) from continuing operations	$47,108	$(6,463)	$46,038	$22,046
Adjustments
Stock compensation expense	—	249	—	495
Amortization of acquired intangibles	9,573	7,587	19,259	15,646
Special charges and other	8,309	5,054	8,309	6,205
Tax impact	(4,808)	(3,396)	(7,413)	(5,888)
Nonrecurring tax benefit - divestiture	(38,907)	—	(38,907)	—
Adjusted Net Income (Loss) from continuing operations	$21,275	$3,031	$27,286	$38,504

The following table reconciles net income (loss) from continuing operations per common share—diluted to Adjusted EPS from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net income (loss) from continuing operations per common share—diluted	$1.86	$(0.25)	$1.84	$0.83
Adjustments
Stock compensation expense	—	0.01	—	0.02
Amortization of acquired intangibles	0.38	0.29	0.77	0.59
Special charges and other	0.33	0.19	0.33	0.23
Tax impact	(0.19)	(0.13)	(0.30)	(0.22)
Nonrecurring tax benefit - divestiture	(1.54)	—	(1.55)	—
Adjusted EPS from continuing operations	$0.84	$0.11	$1.09	$1.45

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

Interest Rate Risk. Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of June 30, 2021, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities. The Company reported net cash provided by operating activities of $170.8 million and net cash used in operating activities of $142.7 million for the Prior Year Period and the Current Year Period, respectively. The $313.5 million decrease in operating cash flows from the Prior Year Period is mainly attributable to unfavorable working capital changes, segment profit of $103.5 million from discontinued operations in the Prior Year Period and increased tax payments.

The net unfavorable impact of working capital changes between periods totaled $148.4 million. For the Prior Year Period, operating cash flows were impacted by net unfavorable working capital changes of $15.7 million, mainly attributable to the timing of receivable and payables. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $164.1 million, mainly attributable to the timing of receivables and payables. Tax payments were $4.6 million and $74.7 million in the Prior Year Period and Current Year Period, respectively.

In relation to continuing operations, the Company reported net cash used in operating activities of $7.5 million for the Prior Year Period and net cash used in operating activities of $142.7 million for the Current Year Period. The change is mainly due to higher tax payments, timing of accounts receivable and other working capital changes.

Investing Activities. The Company utilized $38.3 million and $35.1 million during the Prior Year Period and the Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $11.1 million and $27.2 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $9.9 million and $25.2 million, respectively.

During the Prior Year Period and the Current Year Quarter, the Company used $129.6 million and $186.6 million for the net purchase of "available-for-sale" securities. During the Prior Year Period and the Current Year Period, the Company used net cash of $0.4 million and $2.4 million for investments in other non-consolidated subsidiaries.

Financing Activities. During the Prior Year Period, the Company received $80.0 million from borrowings under our revolving line of credit and $29.8 million from the exercise of stock options. In addition, the Company paid $37.7 million under debt obligations, $2.6 million for payments on finance lease obligations and had other net unfavorable items of $1.1 million.

During the Current Year Quarter, the Company paid $108.8 million on debt obligations and $3.4 million on finance lease obligations and had other net unfavorable items of $1.1 million. In addition the Company received $14.3 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

Liquidity. The Company may draw on the 2017 Credit Agreement (discussed further below) as required to meet working capital needs associated with the timing of receivables and payables, fund share repurchases or support acquisition activities. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. At June 30, 2021, the Company had no revolving loans with a borrowing capacity of $400.0 million of the revolving credit facility still available to the Company for additional drawdown. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance the Company will not experience any such losses in the future.

Stock Repurchases. The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through November 15, 2021. As of June 30, 2021, the remaining capacity under the Repurchase Program was $186.3 million. See Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for more information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements. As of June 30, 2021, the Company had no material off-balance sheet arrangements.

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of June 30, 2021, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of June 30, 2021, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4. Controls and Procedures.

a)The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
b)Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through November 15, 2021. The Company made no repurchases during the six months ended June 30, 2021. As of June 30, 2021, the Company had approximately $186.3 million remaining available for future repurchases under the current plan. The Company made no share repurchases from July 1, 2021 through July 23, 2021.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the cover page, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2021	Magellan Health, Inc. (Registrant)

	By:	/s/ David P. Bourdon
David P. Bourdon
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)