Form 10-Q
period 2021-09-30
MAGELLAN HEALTH INC
filed 2021-11-05
CIK 19411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Magellan Health, Inc.’s common stock outstanding as of September 30, 2021 was 26,332,073.

FORM 10-Q

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	September 30,
	2020	2021
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ($49,227 and $79,746 restricted at December 31, 2020 and September 30, 2021, respectively)	$1,144,450	$1,038,458
Accounts receivable, net	743,502	827,169
Short-term investments ($88,867 and $101,884 restricted at December 31, 2020 and September 30, 2021, respectively)	140,847	155,518
Pharmaceutical inventory	43,334	39,832
Other current assets ($43,547 and $74,385 restricted at December 31, 2020 and September 30, 2021, respectively)	84,264	143,442
Total Current Assets	2,156,397	2,204,419
Property and equipment, net	136,739	137,046
Long-term investments ($1,026 and $0 restricted at December 31, 2020 and September 30, 2021, respectively)	2,612	—
Deferred income taxes	1,842	—
Other long-term assets	108,797	81,008
Goodwill	873,779	873,830
Other intangible assets, net	79,689	57,147
Total Assets	$3,359,855	$3,353,450
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$137,380	$171,774
Accrued liabilities	354,906	231,196
Medical claims payable	111,851	187,177
Other medical liabilities	126,921	162,658
Current debt, finance lease and deferred financing obligations	6,521	3,214
Total Current Liabilities	737,579	756,019
Long-term debt, finance lease and deferred financing obligations	631,855	516,368
Deferred income taxes	7,102	18,768
Tax contingencies	11,002	12,913
Deferred credits and other long-term liabilities	69,283	76,219
Total Liabilities	1,456,821	1,380,287
Redeemable non-controlling interest	33,062	39,261
Stockholder's Equity:
Preferred stock, par value $.01 per share
Authorized—10,000 shares at December 31, 2020 and September 30, 2021-Issued and outstanding-none	—	—
Common stock, par value $.01 per share
Authorized—100,000 shares at December 31, 2020 and September 30, 2021-Issued and outstanding-55,549 and 25,887 shares at December 31, 2020, respectively, and 55,994 and 26,332 shares at September 30, 2021, respectively	555	560
Other Stockholders’ Equity:
Additional paid-in capital	1,477,219	1,512,919
Retained earnings	1,857,130	1,885,194
Accumulated other comprehensive loss	(205)	(44)
Treasury stock, at cost, 29,662 and 29,662 shares at December 31, 2020 and September 30, 2021, respectively	(1,464,727)	(1,464,727)
Total Stockholders’ Equity	1,869,972	1,933,902
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$3,359,855	$3,353,450

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Net revenue:
Managed care and other	$568,688	$668,591	$1,670,567	$1,970,708
PBM	601,429	585,527	1,722,004	1,665,827
Total net revenue	1,170,117	1,254,118	3,392,571	3,636,535
Costs, expenses and other income:
Cost of care	364,438	437,308	1,035,377	1,247,234
Cost of goods sold	560,269	546,337	1,621,577	1,559,221
Direct service costs and other operating expenses (1)	216,770	238,471	620,767	713,065
Legal matter settlement	—	—	—	(9,000)
Depreciation and amortization	24,730	23,671	71,976	67,613
Interest expense	7,286	5,969	24,239	18,629
Interest and other income	(349)	(299)	(2,119)	(848)
Special charges and other	16,599	1,914	24,908	8,119
Total costs, expenses and other income	1,189,743	1,253,371	3,396,725	3,604,033
(Loss) income from continuing operations before income taxes	(19,626)	747	(4,154)	32,502
(Benefit) provision for income taxes	(2,330)	861	(32,896)	10,570
Net (loss) income from continuing operations	(17,296)	(114)	28,742	21,932
Income from discontinued operations, net of tax	28,943	6,050	84,660	11,165
Net income	$11,647	$5,936	$113,402	$33,097

Net income (loss) per common share:
Basic (See Note B)
Continuing operations	$(0.68)	$(0.20)	$1.15	$0.65
Discontinued operations	1.14	0.23	3.37	0.43
Consolidated operations	$0.46	$0.03	$4.52	$1.08
Diluted (See Note B)
Continuing operations	$(0.68)	$(0.20)	$1.14	$0.63
Discontinued operations	1.14	0.23	3.34	0.42
Consolidated operations	$0.46	$0.03	$4.48	$1.05
Other comprehensive income
Unrealized (losses) gains on available-for-sale securities (2)	(481)	(24)	(23)	161
Comprehensive income	$11,166	$5,912	$113,379	$33,258
(1)	Includes stock compensation expense of $5,442 and $5,974 for the three months ended September 30, 2020 and 2021, respectively and $17,831 and $19,384 for the nine months ended September 30, 2020 and 2021, respectively.
(2)	Net of income tax (benefit) provision of $(160) and $(9) for the three months ended September 30, 2020 and 2021, respectively and $(8) and $60 for the nine months ended September 30, 2020 and 2021, respectively.

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Common Stock		Additional		Other	Total
	Common Stock		In Treasury		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at June 30, 2020	54,972	$550	(29,662)	$(1,464,727)	$1,429,995	$1,576,549	$602	$1,542,969
Stock compensation expense	—	—	—	—	5,839	—	—	5,839
Exercise of stock options	263	3	—	—	17,138	—	—	17,141
Issuance of equity	34	—	—	—	2,037	—	—	2,037
Net income	—	—	—	—	—	11,647	—	11,647
Other comprehensive loss—other	—	—	—	—	—	—	(481)	(481)
Balance at September 30, 2020	55,269	$553	(29,662)	$(1,464,727)	$1,455,009	$1,588,196	$121	$1,579,152

Balance at June 30, 2021	55,927	$559	(29,662)	$(1,464,727)	$1,503,718	$1,884,291	$(20)	$1,923,821
Stock compensation expense	—	—	—	—	5,974	—	—	5,974
Exercise of stock options	54	1	—	—	3,485	—	—	3,486
Issuance of equity	13	—	—	—	(258)	—	—	(258)
Accretion of non-controlling interest	—	—	—	—	—	(5,033)	—	(5,033)
Net income	—	—	—	—	—	5,936	—	5,936
Other comprehensive loss—other	—	—	—	—	—	—	(24)	(24)
Balance at September 30, 2021	55,994	$560	(29,662)	$(1,464,727)	$1,512,919	$1,885,194	$(44)	$1,933,902

Balance at December 31, 2019	54,285	$543	(29,662)	$(1,464,727)	$1,386,616	$1,475,207	$144	$1,397,783
Stock compensation expense	—	—	—	—	18,854	—	—	18,854
Exercise of stock options	803	9	—	—	48,639	—	—	48,648
Issuance of equity	181	1	—	—	900	—	—	901
Net income	—	—	—	—	—	113,402	—	113,402
Other comprehensive loss—other	—	—	—	—	—	—	(23)	(23)
Adoption of ASC 326	—	—	—	—	—	(413)	—	(413)
Balance at September 30, 2020	55,269	$553	(29,662)	$(1,464,727)	$1,455,009	$1,588,196	$121	$1,579,152

Balance at December 31, 2020	55,549	$555	(29,662)	$(1,464,727)	$1,477,219	$1,857,130	$(205)	$1,869,972
Stock compensation expense	—	—	—	—	19,384	—	—	19,384
Exercise of stock options	277	4	—	—	17,754	—	—	17,758
Issuance of equity	168	1	—	—	(1,438)	—	—	(1,437)
Accretion of non-controlling interest	—	—	—	—	—	(5,033)	—	(5,033)
Net income	—	—	—	—	—	33,097	—	33,097
Other comprehensive income—other	—	—	—	—	—	—	161	161
Balance at September 30, 2021	55,994	$560	(29,662)	$(1,464,727)	$1,512,919	$1,885,194	$(44)	$1,933,902

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2020	2021
Cash flows from operating activities:
Net income	$113,402	$33,097
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	88,061	67,613
Special charges and other	24,908	8,119
Gain on sale of MCC	—	(16,713)
Non-cash interest expense	1,297	1,066
Non-cash stock compensation expense	18,854	19,384
Non-cash income tax (benefit) provision	(26,537)	13,883
Non-cash accretion on investments	2,371	2,271
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable, net	(78,682)	(30,846)
Pharmaceutical inventory	7,325	3,502
Other assets	(66,612)	(75,253)
Accounts payable and accrued liabilities	110,710	(89,065)
Medical claims payable and other medical liabilities	47,478	111,063
Tax contingencies	1,914	1,478
Deferred credits and other long-term liabilities	(11,572)	6,936
Other	(965)	3,521
Net cash provided by operating activities	231,952	60,056
Net cash provided by operating activities from discontinued operations	177,800	—
Net cash provided by operating activities from continuing operations	54,152	60,056
Cash flows from investing activities:
Capital expenditures	(56,006)	(48,000)
Acquisitions and investments in businesses, net of cash acquired	(2,066)	(2,373)
Purchases of investments	(661,004)	(779,758)
Proceeds from maturities and sales of investments	500,660	765,468
Net cash used in investing activities	(218,416)	(64,663)
Net cash used in investing activities from discontinued operations	(164,836)	—
Net cash used in investing activities from continuing operations	(53,580)	(64,663)
Cash flows from financing activities:
Proceeds from borrowings on revolving line of credit	80,000	—
Proceeds from exercise of stock options	48,284	17,758
Payments on debt, finance lease and deferred financing obligations	(126,110)	(117,706)
Other	902	(1,437)
Net cash provided by (used in) financing activities	3,076	(101,385)
Net cash used in financing activities from discontinued operations	(32,650)	—
Net cash provided by (used in) financing activities from continuing operations	35,726	(101,385)
Net increase (decrease) in cash and cash equivalents from continuing operations	36,298	(105,992)
Cash and cash equivalents at beginning of period	115,752	1,144,450
Cash and cash equivalents at end of period	$152,050	$1,038,458

Supplemental cash flow data:
Non-cash investing activities:
Assets acquired under finance leases and deferred financing obligations	$3,599	$—

See accompanying notes to consolidated financial statements.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE A—General

Basis of Presentation

The accompanying unaudited consolidated financial statements of Magellan Health, Inc., a Delaware corporation (“Magellan”), include Magellan and its subsidiaries (together with Magellan, the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated in consolidation.

On December 31, 2020, Magellan completed the sale of its Magellan Complete Care business (the “MCC Business”) to Molina Healthcare, Inc. (“Molina”), pursuant to a Stock and Asset Purchase Agreement, dated as of April 30, 2020, by and between the Company and Molina, for cash in the amount of $850 million plus closing adjustments of $158 million (subject to post-closing adjustments, if any), and the assumption by Molina of liabilities of the MCC Business (the “MCC Sale”). The MCC Business was the Company’s business of contracting with state Medicaid agencies and the U.S. Centers for Medicare and Medicaid Services (“CMS”) to manage total medical benefits or long-term support services for Medicaid and dual eligible Medicaid and Medicare populations.

On January 4, 2021, the Company and Centene Corporation (“Centene”) entered into an Agreement of Plan of Merger (the “Merger Agreement”) by and among the Company, Centene, and Mayflower Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Centene (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving such merger (the “Merger”) as a wholly-owned subsidiary of Centene. Pursuant to the Merger Agreement, each issued and outstanding share of the Company’s common stock will be automatically canceled and converted into the right to receive $95.00 in cash. The Company expects to complete the transaction in the fourth quarter of 2021.

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

September 30, 2021

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

On May 11, 2020, the Company announced its decision of the non-renewal of Pharmacy Management’s individual Part D Prescription Drug Plan (“PDP”) at the end of 2020. Any activity related to Medicare Part D business reflected in the nine months ended September 30, 2021 is related to final run-out of the 2020 Part D contract provision and is included in continuing operations. The Company continues to retain its Medicare Employer Group Waiver Plan as well as full capabilities to serve the PBM needs of its existing and prospective Medicare customers.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

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

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

Revenue Recognition

Virtually all of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue for the three and nine months ended September 30, 2020 and 2021 by major service line, type of customer and timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2020
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$352,442	$—	$(95)	$352,347
EAP risk-based	74,703	—	—	74,703
ASO	62,306	11,631	(50)	73,887
PBM, including dispensing	—	540,615	(5,117)	535,498
Medicare Part D	—	65,931	—	65,931
PBA	—	35,068	—	35,068
Formulary management	—	31,327	—	31,327
Other	—	1,356	—	1,356
Total net revenue	$489,451	$685,928	$(5,262)	$1,170,117

Type of Customer
Government	$240,845	$210,040	$—	$450,885
Non-government	248,606	475,888	(5,262)	719,232
Total net revenue	$489,451	$685,928	$(5,262)	$1,170,117

Timing of Revenue Recognition
Transferred at a point in time	$—	$606,546	$(5,117)	$601,429
Transferred over time	489,451	79,382	(145)	568,688
Total net revenue	$489,451	$685,928	$(5,262)	$1,170,117

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

	Three Months Ended September 30, 2021
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$437,809	$—	$(78)	$437,731
EAP risk-based	75,369	—	—	75,369
ASO	67,100	11,834	(97)	78,837
PBM, including dispensing	—	587,622	(3,324)	584,298
Medicare Part D	—	1,229	—	1,229
PBA	—	39,206	—	39,206
Formulary management	—	34,734	—	34,734
Other	—	2,714	—	2,714
Total net revenue	$580,278	$677,339	$(3,499)	$1,254,118

Type of Customer
Government	$235,636	$142,642	$—	$378,278
Non-government	344,642	534,697	(3,499)	875,840
Total net revenue	$580,278	$677,339	$(3,499)	$1,254,118

Timing of Revenue Recognition
Transferred at a point in time	$—	$588,851	$(3,324)	$585,527
Transferred over time	580,278	88,488	(175)	668,591
Total net revenue	$580,278	$677,339	$(3,499)	$1,254,118

	Nine Months Ended September 30, 2020
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,046,486	$—	$(277)	$1,046,209
EAP risk-based	232,060	—	—	232,060
ASO	180,832	35,436	(218)	216,050
PBM, including dispensing	—	1,558,211	(14,515)	1,543,696
Medicare Part D	—	178,308	—	178,308
PBA	—	96,008	—	96,008
Formulary management	—	78,550	—	78,550
Other	—	1,690	—	1,690
Total net revenue	$1,459,378	$1,948,203	$(15,010)	$3,392,571

Type of Customer
Government	$690,340	$622,986	$—	$1,313,326
Non-government	769,038	1,325,217	(15,010)	2,079,245
Total net revenue	$1,459,378	$1,948,203	$(15,010)	$3,392,571

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,736,519	$(14,515)	$1,722,004
Transferred over time	1,459,378	211,684	(495)	1,670,567
Total net revenue	$1,459,378	$1,948,203	$(15,010)	$3,392,571

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

	Nine Months Ended September 30, 2021
	Healthcare	Pharmacy Management	Elimination	Total
Major Service Lines
Behavioral & Specialty Health
Risk-based, non-EAP	$1,240,540	$—	$(256)	$1,240,284
EAP risk-based	245,634	—	—	245,634
ASO	212,253	36,004	(224)	248,033
PBM, including dispensing	—	1,673,245	(10,331)	1,662,914
Medicare Part D	—	2,913	—	2,913
PBA	—	132,558	—	132,558
Formulary management	—	96,979	—	96,979
Other	—	7,220	—	7,220
Total net revenue	$1,698,427	$1,948,919	$(10,811)	$3,636,535

Type of Customer
Government	$741,252	$453,050	$—	$1,194,302
Non-government	957,175	1,495,869	(10,811)	2,442,233
Total net revenue	$1,698,427	$1,948,919	$(10,811)	$3,636,535

Timing of Revenue Recognition
Transferred at a point in time	$—	$1,676,158	$(10,331)	$1,665,827
Transferred over time	1,698,427	272,761	(480)	1,970,708
Total net revenue	$1,698,427	$1,948,919	$(10,811)	$3,636,535

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

September 30, 2021

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

September 30, 2021

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivable, contract assets and contract liabilities consisted of the following (in thousands, except percentages):

	December 31,	September 30,
	2020	2021	$ Change	% Change
Accounts receivable	$799,803	$856,059	$56,256	7.0%
Contract assets	3,566	8,114	4,548	127.5%
Contract liabilities - current	6,772	7,287	515	7.6%
Contract liabilities - long-term	11,073	11,290	217	2.0%

Accounts receivable, which are included in accounts receivable, other current assets and other long-term assets on the consolidated balance sheets, increased by $56.3 million, mainly due to timing of receipts. Contract assets, which are included in other current assets on the consolidated balance sheets, increased by $4.5 million, mainly due to the timing of accrual of certain performance incentives. Contract liabilities – current, which are included in accrued liabilities on the consolidated balance sheets, increased by $0.5 million, mainly due to certain revenue payments received in advance. Contract liabilities – long-term, which are included in deferred credits and other long-term liabilities on the consolidated balance sheets, increased by $0.2 million mainly due to payments received for which recognition will be long term partially offset by certain balances which became current.

During the three months ended September 30, 2021, the Company recognized revenue of $2.0 million that was included in current contract liabilities at June 30, 2021. During the nine months ended September 30, 2021, the Company recognized revenue of $5.9 million that was included in current contract liabilities at December 31, 2020. The estimated timing of recognition of amounts included in contract liabilities at September 30, 2021 are as follows: 2021—$2.1 million; 2022—$6.5 million; 2023—$4.2 million; 2024 and beyond—$5.8 million. During the three and nine months ended September 30, 2021, the revenue the Company recognized related to performance obligations that were satisfied, or partially satisfied, in previous periods was not material.

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

September 30, 2021

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

Customers exceeding ten percent of segment net revenues

The following customers generated in excess of ten percent of net revenues from continuing operations for the respective segment for the nine months ended September 30, 2020 and 2021 (in thousands):

Segment	Term Date	2020	2021
Healthcare
Customer A	December 31, 2021	$259,286	$283,373
Customer B	December 31, 2024	147,177	300,450

Pharmacy Management
Customer C	March 31, 2024	284,697	247,786

Concentration of Business

The Company also has a significant concentration of business with various counties in the State of Pennsylvania (the “Pennsylvania Counties”) which are part of the Pennsylvania Medicaid program, with members under its contract with CMS and with various agencies and departments of the United States federal government. Net revenues from the Pennsylvania Counties in the aggregate totaled $428.6 million and $448.1 million for the nine months ended September 30, 2020 and 2021, respectively. The contract for one of the Pennsylvania Counties, which represents net revenues of $93.7 million and $99.2 million for the nine months ended September 30, 2020 and 2021, respectively, is scheduled to terminate on December 31, 2021. Net revenues from members in relation to its contracts with CMS in aggregate totaled $178.3 million and $2.9 million for the nine months ended September 30, 2020 and 2021, respectively. As of December 31, 2020 and September 30, 2021, the Company had $69.6 million and $40.7 million, respectively, in net receivables associated with Medicare Part D from CMS and other parties related to this business. In May 2020, the Company announced its decision of the non-renewal of Pharmacy Management’s individual Part D PDP at the end of 2020. Net revenues from contracts with various agencies and departments of the United States federal government in aggregate totaled $200.1 million and $215.4 million for the nine months ended September 30, 2020 and 2021, respectively.

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

September 30, 2021

(Unaudited)

conditioned on legislative appropriations. These contracts generally can be terminated or modified by the customer if such appropriations are not made.

Leases

The Company leases certain office space, distribution centers, land and equipment. We assess each contract to determine if it contains a lease. This assessment is based on (i) the right to control the use of an identified asset; (ii) the right to obtain substantially all of the economic benefits from the use of the identified asset; and (iii) the right to use the identified asset. The Company elected the short-term lease practical expedient; thus, leases with an initial term of twelve months or less are not capitalized and the expense is recognized on a straight-line basis. Most leases include one or more options to renew, with renewal terms that can extend the lease from one to ten years. The exercise of renewal options is at the sole discretion of the Company. Renewal options that the Company is reasonably certain to accept are recognized as part of the right-of-use (“ROU”) asset.

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

The following table shows the components of lease expenses for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost	$2,292	$7,040
Finance lease cost:
Amortization of right-of-use asset	471	1,743
Interest on lease liabilities	144	465
Total finance lease cost	615	2,208
Short-term lease cost	42	123
Variable lease cost	527	1,290
Total lease cost	3,476	10,661
Sublease income	—	(7)
Net lease cost	$3,476	$10,654

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

The following table shows the components of the lease assets and liabilities as of September 30, 2021 (in thousands):

September 30, 2021
Operating leases:
Other long-term assets	$30,411

Accrued liabilities	$10,994
Deferred credits and other long-term liabilities	32,063
Total operating lease liabilities	$43,057

Finance leases:
Property and equipment, net	$9,637

Current debt, finance lease and deferred financing obligations	$4,493
Long-term debt, finance lease and deferred financing obligations	8,524
Total finance lease liabilities	$13,017

The maturity dates of the Company’s leases as of September 30, 2021 are summarized below (in thousands):

September 30, 2021
2021	$4,334
2022	15,795
2023	13,178
2024	11,392
2025	6,085
2026 and beyond	6,171
Total lease payments	56,955
Less interest	(881)
Present value of lease liabilities	$56,074

The following table shows the weighted average remaining lease term and discount rate as of September 30, 2021:

September 30, 2021
Weighted average remaining lease term years
Operating leases	4.59
Finance leases	3.00
Weighted average discount rate
Operating leases	2.96%
Finance leases	4.41%

Supplemental cash flow information relating to leases is as follows (in thousands):

Nine months ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,483
Operating cash flows from finance leases	3,341
Financing cash flows from finance leases	465
Right-of-use asset obtained in exchange for new lease obligation
Operating leases	1,637
Finance leases	—

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s assets that are required to be measured at fair value as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$—	$679,554	$—	$679,554
Investments:
U.S. Government and agency securities	42,399	—	—	42,399
Corporate debt securities	—	99,749	—	99,749
Certificates of deposit	—	1,311	—	1,311
Total assets held at fair value	$42,399	$780,614	$—	$823,013

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (2)	$—	$999,520	$—	$999,520
Investments:
U.S. Government and agency securities	16,530	—	—	16,530
Corporate debt securities	—	125,389	—	125,389
Taxable municipal bonds	—	12,299		12,299
Certificates of deposit	—	1,300	—	1,300
Total assets held at fair value	$16,530	$1,138,508	$—	$1,155,038
(1)	Excludes $464.9 million of cash held in bank accounts by the Company.
(2)	Excludes $38.9 million of cash held in bank accounts by the Company.

For the nine months ended September 30, 2021, the Company has not transferred any assets between fair value measurement levels.

The carrying values of financial instruments, including accounts receivable and accounts payable, approximate their fair values due to their short-term maturities. The fair value of the Notes (as defined below) of $395.6 million as of September 30, 2021 was determined based on quoted market prices and would be classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s term loan of $150.0 million as of September 30, 2021 was based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The estimated

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

All of the Company’s investments are classified as “available-for-sale” and are carried at fair value.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid interest-bearing investments with maturity dates of three months or less when purchased, consisting primarily of money market instruments. Book overdrafts are reflected within accounts payable on the balance sheets. At September 30, 2021, the Company had no book overdrafts. At September 30, 2021, the Company’s excess capital and undistributed earnings for the Company’s regulated subsidiaries of approximately $37.5 million are included in cash and cash equivalents.

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

As of December 31, 2020 and September 30, 2021, there were no material unrealized losses that the Company determined to be other-than-temporary. No realized gains or losses were recorded for the three or nine months ended September 30, 2020 or 2021. The following is a summary of short-term and long-term investments at December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$42,389	$11	$(1)	$42,399
Corporate debt securities	99,861	3	(115)	99,749
Certificates of deposit	1,311	—	—	1,311
Total investments at December 31, 2020	$143,561	$14	$(116)	$143,459

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and agency securities	$16,529	$1	$—	$16,530
Corporate debt securities	125,452	—	(63)	125,389
Taxable municipal bonds	12,298	2	(1)	12,299
Certificates of deposit	1,300	—	—	1,300
Total investments at September 30, 2021	$155,579	$3	$(64)	$155,518

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

The maturity dates of the Company’s investments as of September 30, 2021 are summarized below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
2021	$63,482	$63,473
2022	92,097	92,045
Total investments at September 30, 2021	$155,579	$155,518

Income Taxes

The Company’s effective income tax rates from continuing operations were 791.9 percent and 32.5 percent for the nine months ended September 30, 2020 and 2021, respectively. These rates differ from the applicable federal statutory income tax rate primarily due to state income taxes and permanent differences between book and tax income. The Company also accrues interest and penalties related to uncertain tax positions in its provision for income taxes. The significant effective income tax rate for the nine months ended September 30, 2020 is primarily due to discrete adjustments for the nonrecurring tax benefit related to the divestiture recognized in the prior year, relative to the pre-tax loss for the period.

The Company files a consolidated federal income tax return with its eighty-percent or more controlled subsidiaries. The Company and its subsidiaries also file income tax returns in various state and local jurisdictions.

The Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020 and The American Rescue Plan Act of 2021 was signed March 11, 2021. All three acts provide widespread emergency relief for the economy and aid to corporations including several significant provisions related to taxes. As of September 30, 2021, the Company has not utilized (nor does it anticipate utilizing) any of the provisions that would result in a material impact on its results.

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

Deferred tax assets as of December 31, 2020 and September 30, 2021 are shown net of valuation allowances of $0.9 million and $0.9 million, respectively. These valuation allowances mainly relate to uncertainties regarding the eventual realization of certain state NOLs. Reversals of valuation allowances are recorded in the period they occur, typically as reductions to income tax expense. Determination of the amount of deferred tax assets considered realizable requires significant judgment and estimation regarding the forecasts of future taxable income which are consistent with the plans and estimates the Company uses to manage the underlying businesses. Although consideration is also given to potential tax planning strategies which might be available to improve the realization of deferred tax assets, none were identified which were both prudent and reasonable. The Company believes taxable income expected to be generated in the future will be sufficient to support realization of the Company’s deferred tax assets, as reduced by valuation allowances. This determination is based upon earnings history and future earnings expectations.

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

September 30, 2021

(Unaudited)

purposes. Congress repealed the HIF fee effective for plan years after December 31, 2020. For 2020 the HIF fee was $36.2 million, of which $12.4 related to continuing operations, and was paid in 2020.

Stock Compensation

At December 31, 2020 and September 30, 2021, the Company had equity-based employee incentive plans, which are described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021. The Company recorded stock compensation expense of $5.8 million and $18.8 million, of which $0.4 million and $1.0 million in included in discontinued operations, for the three and nine months ended September 30, 2020, respectively, and $6.0 million and $19.4 million for the three and nine months ended September 30, 2021, respectively. Stock compensation expense recognized in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2021 has been reduced for forfeitures, estimated at between zero and four percent for all periods.

For the nine months ended September 30, 2020, tax expense on deficiencies (net of the tax deductions in excess of recognized stock compensation expense) was $2.2 million, which was included as an increase to income tax expense. For the nine months ended September 30, 2021, the benefit of tax deductions in excess of recognized stock compensation expense (net of deficiencies) was $2.0 million, which was included as a reduction of income tax expense.

Summarized information related to the Company’s stock options for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of period	1,045,283	$75.48
Granted	—	—
Forfeited	(34,683)	90.91
Exercised	(276,392)	64.25
Outstanding, end of period	734,208	$78.98
Vested and expected to vest at end of period	733,266	$79.00
Exercisable, end of period	650,420	$80.71

Summarized information related to the Company’s nonvested restricted stock awards (“RSAs”) for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	54,314	$77.33
Awarded	6,312	94.56
Vested	—	—
Forfeited	—	—
Outstanding, ending of period	60,626	79.13

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

Summarized information related to the Company’s nonvested restricted stock units (“RSUs”) for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	428,362	$65.83
Awarded	280,374	92.87
Vested	(160,092)	68.04
Forfeited	(18,188)	75.62
Outstanding, ending of period	530,456	79.12

Grants of RSAs vest on the anniversary of the grant. In general, RSUs vest ratably on each anniversary over the three years subsequent to grant.

Summarized information related to the Company’s nonvested restricted performance stock units (“PSUs”) for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	278,945	$99.80
Awarded	—	—
Vested	—	—
Forfeited	(63,324)	141.61
Outstanding, end of period	215,621	87.51

Long-Term Debt and Finance Lease Obligations

The following table shows the components of debt and finance lease obligations, including the current component, at December 31, 2020 and September 30, 2021 (in thousands):

	December 31,	September 30,
	2020	2021
Senior Notes	$359,632	$359,706
Term loan	263,125	150,000
Other loan	2,154	—
Finance leases - land and equipment	16,359	13,017
Finance leases - software as service arrangements	1,298	60
Deferred loan costs	(4,192)	(3,201)
Total debt and finance lease obligations	$638,376	$519,582

Senior Notes

On September 22, 2017, the Company completed the public offering of $400.0 million aggregate principal amount of its 4.400% Senior Notes due 2024 (the “Notes”). The Notes are governed by an indenture dated as of September 22, 2017 (the “Base Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee, and is supplemented by a first supplemental indenture dated as of September 22, 2017 (the “First Supplemental Indenture” together, with the Base Indenture, the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. Since the public offering, the Company purchased and subsequently retired $40.0 million of its Notes, of which $28.9 million was purchased and subsequently retired in March 2020 that resulted in a loss on retirement of $0.7 million that is included in interest expense. The Notes were issued at a discount and had a carrying value of $359.6 million and $359.7 million at December 31, 2020 and September 30, 2021, respectively.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

The Notes bear interest payable semiannually in cash in arrears on March 22 and September 22 of each year, commencing on March 22, 2018, which rate is subject to an interest rate adjustment upon the occurrence of certain credit rating events. The interest rate on the Notes on September 30, 2021 was 4.900%. The Notes mature on September 22, 2024. The Indenture provides that the Notes are redeemable at the Company’s option, in whole or in part, at any time on or after July 22, 2024, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

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

Under the 2017 Credit Agreement, the annual interest rate on the loan borrowing is equal to (i) in the case of base rate loans, the sum of an initial borrowing margin of 0.500 percent plus the higher of the prime rate, one-half of one percent in excess of the overnight “federal funds” rate, or the Eurodollar rate for one month plus 1.000 percent, or (ii) in the case of Eurodollar rate loans, the sum of an initial borrowing margin of 1.500 percent plus the Eurodollar rate for the selected interest period. The borrowing margin is subject to adjustment based on the Company’s debt rating as provided by certain rating agencies. The Company has the option to borrow in base rate loans or Eurodollar rate loans at its discretion. The Company has elected to borrow in Eurodollar rate loans that currently have a borrowing margin of 1.75 percent plus the Eurodollar rate for the selected interest period. For three and nine months ended September 30, 2021, the weighted average interest rate on the term loan facility was approximately 1.85 and 1.92 percent, respectively. The interest rate on the term loan facility was 1.84% on September 30, 2021. The term loan facility balance under the 2017 Credit Agreement totaled $263.1 million and $150.0 million as of December 31, 2020 and September 30, 2021, respectively.

In March 2021, the Company made voluntary term loan repayments of $100.0 million. As of September 30, 2021, the contractual maturities, totaling $150.0 million of the term loan under the 2017 Credit Agreement were as follows: 2021—$0.0 million; 2022—$0.0 million; and 2023—$150.0 million. Due to the timing of working capital needs, the Company will periodically borrow from the revolving loan under the 2017 Credit Agreement. At December 31, 2020 and September 30, 2021, the Company had no revolving loans, resulting in borrowing capacity of $400.0 million under the 2017 Credit Agreement. Included in long-term debt, finance lease and deferred financing obligations are deferred loan and bond issuance costs as of December 31, 2020 and September 30, 2021 of $4.2 million and $3.2 million, respectively.

Letter of Credit Agreement

On August 22, 2017, the Company entered into a Continuing Agreement for Standby Letters of Credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as issuer (the “L/C Agreement”), under which BTMU, at its sole discretion, may provide stand-by letter of credit to the Company. The Company had letters of credit outstanding under the L/C Agreement as of December 31, 2020 and September 30, 2021 of $32.1 million and $33.0 million, respectively.

Finance Lease and Deferred Financing Obligations

There were $16.4 million and $13.0 million of finance lease and deferred financing obligations at December 31, 2020 and September 30, 2021, respectively. The Company’s finance lease and deferred financing

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

obligations represent amounts due under leases for certain properties, computer software (acquired prior to the prospective adoption of ASU 2015-05 on January 1, 2016) and equipment. The recorded gross cost of finance lease assets was $43.0 million and $32.8 million at December 31, 2020 and September 30, 2021, respectively.

Redeemable Non-Controlling Interest

As of September 30, 2021, the Company held a 70% equity interest in Aurelia Health, LLC (“Aurelia”). The other shareholders of Aurelia have the right to exercise put options, requiring the Company to purchase up to 33.3% of the remaining shares during the thirty-day period beginning on January 15, 2022 and each subsequent anniversary thereafter. In addition, for the thirty-day period beginning on January 15, 2022 and each subsequent anniversary thereafter, the Company has the right to purchase 33.3% of the remaining shares (“call option”). The redemption price for these put and call options is based on a fixed multiple of the trailing twelve-month EBITDA at the redemption date. Non-controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non-controlling interests. Redeemable non-controlling interest is considered to be temporary and is therefore reported in a mezzanine level between liabilities and stockholders’ equity on the Company’s consolidated balance sheet at the greater of the initial carrying amount adjusted for the non-controlling interest’s share of net income or loss or its redemption value. The carrying value of the non-controlling interest as of December 31, 2020 and September 30, 2021 was $33.1 million and $39.3 million, respectively. The Company evaluates the redemption value on a quarterly basis. If the redemption value is greater than the carrying value, the Company will adjust the carrying amount of the non-controlling interest to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the non-controlling interest. The Company will reflect redemption value adjustments in the earnings per share (“EPS”) calculation if redemption value is in excess of the carrying value of the non-controlling interest. As of September 30, 2021, the redemption value of the non-controlling interest exceeded the carrying value, therefore during the three months ended September 30, 2021, the Company recorded a $5.0 million adjustment to increase the carrying value.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

NOTE B—Net Income per Common Share Attributable to Magellan Health, Inc.

The following table reconciles income attributable to common shareholders (numerator) and shares (denominator) used in the computations of net income per share attributable to common shareholders (in thousands, except per share data) for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Numerator:
Net (loss) income from continuing operations	$(17,296)	$(114)	$28,742	$21,932
Accretion of redeemable non-controlling interest	—	(5,033)	—	(5,033)
Net (loss) income from continuing operations after accretion of redeemable non-controlling interest	(17,296)	(5,147)	28,742	16,899
Income from discontinued operations, net of tax	28,943	6,050	84,660	11,165
Net income after accretion of redeemable non-controlling interest	$11,647	$903	$113,402	$28,064
Denominator:
Weighted average number of common shares outstanding—basic	25,448	26,247	25,078	26,120
Common stock equivalents—stock options	—	—	67	157
Common stock equivalents—RSAs	—	—	22	24
Common stock equivalents—RSUs	—	—	76	174
Common stock equivalents—PSUs	—	—	70	150
Common stock equivalents—employee stock purchase plan	—	—	4	1
Weighted average number of common shares outstanding—diluted	25,448	26,247	25,317	26,626
Net (loss) income per common share—basic:
Continuing operations	$(0.68)	$(0.20)	$1.15	$0.65
Discontinued operations	1.14	0.23	3.37	0.43
Consolidated operations	$0.46	$0.03	$4.52	$1.08
Net (loss) income per common share—diluted:
Continuing operations	$(0.68)	$(0.20)	$1.14	$0.63
Discontinued operations	1.14	0.23	3.34	0.42
Consolidated operations	$0.46	$0.03	$4.48	$1.05

The weighted average number of common shares outstanding for the three and nine months ended September 30, 2020 and 2021 were calculated using outstanding shares of the Company’s common stock. Common stock equivalents included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2020 and 2021 represent stock options to purchase shares of the Company’s common stock, RSAs, RSUs, PSUs and stock purchased under the Employee Stock Purchase Plan.

The Company had additional potential dilutive securities outstanding representing 0.6 million and 1.0 million options for the three and nine months ended September 30, 2020, respectively, and 0.3 million and 0.3 million options for the three and nine months ended September 30, 2021, respectively, that were not included in the computation of dilutive securities because they were anti-dilutive for the period. Had these shares not been anti-dilutive, all of these shares would not have been included in the net income attributable to common shareholder per common share calculation as the Company uses the treasury stock method of calculating diluted shares.

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

September 30, 2021

(Unaudited)

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

The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2020
Managed care and other revenue	$489,451	$79,382	$(145)	$568,688
PBM revenue	—	606,546	(5,117)	601,429
Cost of care	(364,438)	—	—	(364,438)
Cost of goods sold	—	(565,121)	4,852	(560,269)
Direct service costs and other	(104,610)	(91,012)	(21,148)	(216,770)
Stock compensation expense(1)	833	1,615	2,994	5,442
Segment Profit (Loss)	$21,236	$31,410	$(18,564)	$34,082

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Three Months Ended September 30, 2021
Managed care and other revenue	$580,278	$88,488	$(175)	$668,591
PBM revenue	—	588,851	(3,324)	585,527
Cost of care	(437,308)	—	—	(437,308)
Cost of goods sold	—	(549,472)	3,135	(546,337)
Direct service costs and other	(123,843)	(101,037)	(13,591)	(238,471)
Stock compensation expense(1)	1,465	2,125	2,384	5,974
Segment Profit (Loss)	$20,592	$28,955	$(11,571)	$37,976

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2020
Managed care and other revenue	$1,459,378	$211,684	$(495)	$1,670,567
PBM revenue	—	1,736,519	(14,515)	1,722,004
Cost of care	(1,035,377)	—	—	(1,035,377)
Cost of goods sold	—	(1,635,380)	13,803	(1,621,577)
Direct service costs and other	(310,996)	(252,960)	(56,811)	(620,767)
Stock compensation expense (1)	4,696	5,661	7,474	17,831
Segment Profit (Loss)	$117,701	$65,524	$(50,544)	$132,681

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

			Corporate
		Pharmacy	and
	Healthcare	Management	Elimination	Consolidated
Nine Months Ended September 30, 2021
Managed care and other revenue	$1,698,427	$272,761	$(480)	$1,970,708
PBM revenue	—	1,676,158	(10,331)	1,665,827
Cost of care	(1,247,234)	—	—	(1,247,234)
Cost of goods sold	—	(1,568,998)	9,777	(1,559,221)
Direct service costs and other	(365,577)	(310,189)	(37,299)	(713,065)
Legal matter settlement	—	9,000	—	9,000
Stock compensation expense (1)	5,919	7,167	6,298	19,384
Segment Profit (Loss)	$91,535	$85,899	$(32,035)	$145,399

(1)	Stock compensation expense, changes in the fair value of contingent consideration recorded in relation to acquisitions and impairment of intangible assets are included in direct service costs and other operating expenses; however, these amounts are excluded from the computation of Segment Profit.

The following table reconciles (loss) income from continuing operations before income taxes to Segment Profit from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
(Loss) income from continuing operations before income taxes	$(19,626)	$747	$(4,154)	$32,502
Stock compensation expense	5,442	5,974	17,831	19,384
Depreciation and amortization	24,730	23,671	71,976	67,613
Interest expense	7,286	5,969	24,239	18,629
Interest and other income	(349)	(299)	(2,119)	(848)
Special charges and other	16,599	1,914	24,908	8,119
Segment Profit from continuing operations	$34,082	$37,976	$132,681	$145,399

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

September 30, 2021

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

September 30, 2021

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

The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through November 15, 2021 (the “Repurchase Program”). As of September 30, 2021, the remaining capacity under the Repurchase Program was $186.3 million. Stock repurchases under the programs may be carried out from time to time in open market transactions (including blocks) or in privately negotiated transactions. The timing of repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from working capital and anticipated cash from operations. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s board of directors at any time.

Pursuant to the Stock Repurchase Program, the Company made purchases as follows (aggregate cost excludes broker commissions and is reflected in millions):

	Total Number	Average
	of Shares	Price Paid	Aggregate
Period	Purchased	per Share	Cost
October 26, 2015 - December 31, 2015	345,044	$53.46	$18.4
January 1, 2016 - December 31, 2016	1,828,183	58.40	106.8
January 1, 2017 - December 31, 2017	280,140	77.67	21.8
January 1, 2018 - December 31, 2018	844,872	74.59	63.0
January 1, 2019 - December 31, 2019	60,901	61.15	3.7
January 1, 2020 - December 31, 2020	—	—	—
January 1, 2021 - September 30, 2021	—	—	—
	3,359,140		$213.7

The Company made no share repurchases from October 1, 2021 through October 31, 2021.

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

The base purchase price for the Bayless Acquisition per the Bayless Agreement was $78.4 million. The Company reports the results of operations of Bayless within its Healthcare segment. During the nine months ended September 30, 2021, the Company made measurement period adjustments of $0.1 million to increase goodwill related to the Bayless Acquisition.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

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

In connection with the MCC Sale, the Company and Molina entered into commercial agreements for certain behavioral health, utilization management and related services to be provided by the Company to Molina and the MCC Business. These commercial agreements were subject to termination in connection with the Company’s pending Merger with Centene and will not be implemented. In addition, the parties entered into a transition services agreement pursuant to which the Company and certain of its affiliates provide, or cause third parties to provide, certain services to accommodate the transition of the MCC business to Molina.

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

The following table summarizes the components of income from discontinued operations that is included in the Company’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Managed care and other revenue	$744,741	$—	$2,200,132	$—
Costs and expenses:
Cost of care	615,390	—	1,791,298	—
Direct service costs and other operating expenses (1)(2)(3)	89,282	354	265,857	1,555
Depreciation and amortization	5,380	—	16,085	—
Interest expense	—	—	89	—
Interest and other income	(901)	—	(4,919)	—
Gain on sale	—	(8,713)	—	(16,713)
Total costs and expenses	709,151	(8,359)	2,068,410	(15,158)
Income from discontinued operation before income taxes	35,590	8,359	131,722	15,158
Provision for income taxes	6,647	2,309	47,062	3,993
Net income from discontinued operations	$28,943	$6,050	$84,660	$11,165
(1)	Includes stock compensation expense of $397 and $1,023 for the three and nine months ended September 30, 2020, respectively.
(2)	Includes divestiture related expenses of $2,195 and $6,154 for the three and nine months ended September 30, 2020, respectively.
(3)	Includes changes in estimates and transition support services for the three and nine months ended September 30, 2021.

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

The Company recognized a gain of $8.7 million and $16.7 million in the three and nine months ended September 30, 2021, respectively, related to the MCC Sale. This gain represents final determination of the working capital receivable pursuant to the Stock and Asset Purchase Agreement with Molina.

The Company has retained corporate overhead expenses previously allocated to MCC of $7.2 million and $21.0 million for the three and nine months ended September 30, 2020, respectively.

NOTE G—Special Charges and Other

In 2020, the Company established a transformation office which has an initiative (the “Transformation Initiative”) to lower our operating costs and reinvest in our business by improving and automating processes, leveraging technology, consolidating platforms and reducing any friction our customers, providers and members experience when doing business with us. As part of the Transformation Initiative, the Company is in the process of restructuring certain operating activities which has resulted in the Company recording an adjustment to severance of $0.6 million for the nine months ended September 30, 2021, within special charges and other in the consolidated statement of comprehensive income.

In addition, the Company reevaluated its current office lease footprint. Recoverability of existing operating right-of-use lease assets, and the related fixed assets held at the office locations, to be held and used are measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any lease terminations or abandonments initiated as a result of the Transformation Initiative that result in an impairment of such right-of-use assets and the location’s related fixtures will be reported as special charges. For the nine months ended September 30, 2021, lease terminations and abandonments resulted in the recognition of non-cash pre-tax impairment of $2.8 million within special charges and other in the consolidated statement of comprehensive income. The impairment charge reduced the carrying value of these assets to their estimated fair value. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. In addition, the Company accrued various lease shutdown costs of $0.3 million for the nine months ended September 30, 2021, within special charges and other in the consolidated statement of comprehensive income.

The following table summarizes the components of special charges that are included in the Company’s consolidated statement of comprehensive income for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Non-cash related special charges
Right-of-use assets	$1,558	$2,821
Fixed assets	489	448
Total non-cash related special charges	2,047	3,269

Cash related special charges
Employee severance and termination benefits	(357)	(557)
Lease shutdown costs	224	307
Total cash related special charges	(133)	(250)
Total special charges	$1,914	$3,019

MAGELLAN HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2021

(Unaudited)

A roll-forward of the Transformation Initiative liabilities is as follows (in thousands):

	Balance			Balance
	December 31,			September 30,
	2020	Additions	Payments	2021
Employee severance and termination benefits	$10,983	$(557)	$(3,547)	$6,879
Lease shutdown costs	610	307	(83)	834
	$11,593	$(250)	$(3,630)	$7,713

The Company has an investment of $8.5 million in a healthcare company that is accounted for on a cost basis. In the nine months ended September 30, 2021, the Company recorded a $5.1 million impairment on this investment which is reflected in special charges and other within the statement of comprehensive income.

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

Results of Operations

The following table summarizes, for the periods indicated, operating results from continuing operations (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Continuing Operations	2020	2021	'20 vs '21	2020	2021	'20 vs '21
Statement of Operations Data:
Net revenue	$1,170,117	$1,254,118	7.2%	$3,392,571	$3,636,535	7.2%
Cost of care	364,438	437,308	20.0%	1,035,377	1,247,234	20.5%
Cost of goods sold	560,269	546,337	(2.5)%	1,621,577	1,559,221	(3.8)%
Direct service costs and other operating expenses (1)	216,770	238,471	10.0%	620,767	713,065	14.9%
Legal matter settlement	—	—	N/A	—	(9,000)	N/A
Depreciation and amortization	24,730	23,671	(4.3)%	71,976	67,613	(6.1)%
Interest expense	7,286	5,969	(18.1)%	24,239	18,629	(23.1)%
Interest and other income	(349)	(299)	(14.3)%	(2,119)	(848)	(60.0)%
Special charges and other	16,599	1,914	(88.5)%	24,908	8,119	(67.4)%
(Loss) income before income taxes	(19,626)	747	(103.8)%	(4,154)	32,502	(882.4)%
(Benefit) provision for income taxes	(2,330)	861	(137.0)%	(32,896)	10,570	(132.1)%
Net (loss) income from continuing operations	$(17,296)	$(114)	(99.3)%	$28,742	$21,932	(23.7)%
(1)	Includes stock compensation expense of $5,442 and $5,974 for the three months ended September 30, 2020 and 2021, respectively and $17,831 and $19,384 for the nine months ended September 30, 2020 and 2021, respectively.

Quarter ended September 30, 2021 (“Current Year Quarter”) compared to Quarter ended September 30, 2020 (“Prior Year Quarter”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 4.3 percent or $1.1 million from the Prior Year Quarter to the Current Year Quarter, primarily due to asset maturities, partially offset by normal asset additions after the Prior Year Quarter.

Interest expense

Interest expense decreased by 18.1 percent or $1.3 million from the Prior Year Quarter to the Current Year Quarter primarily due to lower interest rates and lower debt balances.

Interest and other income

Interest income decreased by $0.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to a reduction in rates.

Special charges and other

Special charges and other decreased by $14.7 million from the Prior Year Quarter to the Current Year Quarter due to a reduction in special charges activity from the Prior Year Quarter, see Note G—“Special Charges and Other” for further discussion.

Income taxes

The Company’s effective income tax rates from continuing operations were 11.9 percent and 115.3 percent for the Prior Year Quarter and Current Year Quarter, respectively. The effective income tax rate for the Prior Year Quarter is lower than the effective income tax rate for the Current Year Quarter primarily due to the relative increase in non-deductible permanent differences in the Current Year Quarter relative to pre-tax income. The effective income tax rate for the Current Year Quarter differs from the federal and state statutory rates primarily due to unfavorable permanent differences.

Nine months ended September 30, 2021 (“Current Year Period”) compared to Nine months ended September 30, 2020 (“Prior Year Period”)

Net revenue, Cost of care, Cost of goods sold and Direct service costs and other operating expenses

Net revenue, cost of care, cost of goods sold and direct service costs and other operating expense variances are addressed within the segment results that follow.

Depreciation and amortization

Depreciation and amortization expense decreased by 6.1 percent or $4.4 million from the Prior Year Period, primarily due to asset maturities, partially offset by normal asset additions after the Prior Year Period.

Interest expense

Interest expense decreased by 23.1 percent or $5.6 million from the Prior Year Period to the Current Year Period primarily due to lower interest rates and lower debt balances.

Interest and other income

Interest income decreased by $1.3 million from the Prior Year Period to the Current Year Period primarily due to a reduction in rates.

Special charges and other

Special charges and other decreased by $16.8 million from the Prior Year Period to the Current Year Period due to a reduction in special charges activity from the Prior Year Period offset by the impairment of an investment in the Current Year Period, see Note G—“Special Charges and Other” for further discussion.

Income taxes

The Company’s effective income tax rates from continuing operations were 791.9 percent and 32.5 percent for the Prior Year Period and Current Year Period, respectively. The effective income tax rate for the Prior Year Period differs from the effective income tax rate for the Current Year Period primarily due to the recognition of the nonrecurring tax benefit related to the divestiture in the Prior Year Period relative to the pre-tax loss for the Prior Year Period. The effective income tax rate for the Current Year Period differs from the federal and state statutory rates primarily due to unfavorable permanent differences.

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

The following table summarizes, for the periods indicated, operating results for the Healthcare segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Healthcare Segment Results	2020	2021	'20 vs '21	2020	2021	'20 vs '21
Risk-based, non-EAP	$352,442	$437,809	24.2%	$1,046,486	$1,240,540	18.5%
EAP risk-based	74,703	75,369	0.9%	232,060	245,634	5.8%
ASO	62,306	67,100	7.7%	180,832	212,253	17.4%
Managed care and other revenue	489,451	580,278	18.6%	1,459,378	1,698,427	16.4%
Cost of care	364,438	437,308	20.0%	1,035,377	1,247,234	20.5%
	125,013	142,970	14.4%	424,001	451,193	6.4%
Direct service costs and other	104,610	123,843	18.4%	310,996	365,577	17.6%
	20,403	19,127	(6.3)%	113,005	85,616	(24.2)%
Stock compensation expense	833	1,465	75.9%	4,696	5,919	26.0%
Segment Profit	$21,236	$20,592	(3.0)%	$117,701	$91,535	(22.2)%

Direct service cost as % of revenue	21.4%	21.3%		21.3%	21.5%
MLR Behavioral & Specialty Health risk	89.2%	88.1%		83.7%	87.0%
MLR Behavioral & Specialty Health EAP risk	66.6%	68.7%		68.6%	68.4%

Membership
Risk (1)				10,327	15,405	49.2%
EAP risk				13,961	13,136	(5.9)%
ASO				25,663	25,032	(2.5)%
				49,951	53,573	7.3%
(1)	May include some duplicate count of membership for customers that contract with Magellan for both behavioral and other specialty management services.

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Net revenue increased by 18.6 percent or $90.8 million from the Prior Year Quarter to the Current Year Quarter. The increase in revenue is primarily due to new contracts implemented after (or during) the Prior Year Quarter of $50.4 million, favorable rate and membership changes of $49.3 million and revenue from acquisitions that occurred after the Prior Year Quarter of $12.7 million. These increases were partially offset by terminated contracts of $12.8 million, the revenue impact of favorable prior period medical claims development recorded in the Prior Year Quarter of $4.6 million, net revenue recorded for HIF fees in the Prior Year Quarter of $3.9 million and other net unfavorable variances of $0.3 million.

Cost of care

Cost of care increased by 20.0 percent or $72.9 million from the Prior Year Quarter to the Current Year Quarter. The increase is primarily due to care cost of new contracts implemented after (or during) the Prior Year Quarter of $35.5 million, rate and membership changes of $24.6 million, cost of care for acquisitions that occurred after the Prior Year Quarter of $6.7 million and care trends and other unfavorable variances of $18.2 million. These increases were partially offset by terminated contracts of $7.8 million and net unfavorable prior period medical claims development recorded in the Prior Year Quarter of $4.3 million. Cost of care as a percentage of risk revenue (excluding EAP business) decreased from 89.2 percent in the prior year quarter to 88.1 percent in the Current Year Quarter, mainly due to business mix.

Direct service costs and other

Direct service costs increased 18.4 percent or $19.2 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in corporate investments. Direct services costs decreased slightly as a percentage of revenue from 21.4 percent in the Prior Year Quarter to 21.3 percent in the Current Year Quarter.

Current Year Period compared to the Prior Year Period

Managed care and other revenue

Net revenue increased by 16.4 percent or $239.0 million from the Prior Year Period to the Current Year Period. The increase in revenue is primarily due to favorable rate and membership changes of $140.5 million, new contracts implemented after (or during) the Prior Year Period of $115.7 million, revenue from acquisitions that occurred after the Prior Year Period of $35.9 million, the revenue impact of favorable prior period care development recorded in the Prior Year Period of $5.6 million and other net favorable variances of $3.6 million. These increases are partially offset by terminated contracts of $37.5 million, the revenue impact of program changes of $13.0 million and net revenue recorded for HIF fees in the Prior Year Period of $11.8 million.

Cost of care

Cost of care increased by 20.5 percent or $211.9 million from the Prior Year Period to the Current Year Period. The increase is primarily due to rate and membership changes of $90.8 million, care cost of new contracts implemented after (or during) the Prior Year Period of $75.7 million, cost of care for acquisitions that occurred after the Prior Year Period of $18.7 million, favorable prior period care development recorded in the Prior Year Period of $6.5 million and care trends and other unfavorable variances of $55.6 million. These increases were partially offset by terminated contracts of $24.3 million and program changes of $11.1 million. Cost of care as a percentage of risk revenue (excluding EAP business) increased from 83.7 percent in the Prior Year Period to 87.0 percent in the Current Year Period, mainly due to higher utilization and business mix.

Direct service costs and other

Direct service costs increased by 17.6 percent or $54.6 million from the Prior Year Period to the Current Year Period primarily due to an increase in corporate investments. Direct service costs increased as a percentage of revenue from 21.3 percent in the Prior Year Period to 21.5 percent in the Current Year Period, primarily due to the increase in corporate investments.

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

The following table summarizes, for the periods indicated, operating results for the Pharmacy Management segment (in thousands, except state count):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Pharmacy Segment Results	2020	2021	'20 vs '21	2020	2021	'20 vs '21
Formulary management	$31,327	$34,734	10.9%	$78,550	$96,979	23.5%
PBA and other	48,055	53,754	11.9%	133,134	175,782	32.0%
Managed care and other revenue	79,382	88,488	11.5%	211,684	272,761	28.9%
PBM, including dispensing	540,615	587,622	8.7%	1,558,211	1,673,245	7.4%
Medicare Part D	65,931	1,229	(98.1)%	178,308	2,913	(98.4)%
PBM revenue	606,546	588,851	(2.9)%	1,736,519	1,676,158	(3.5)%
Total net revenue	685,928	677,339	(1.3)%	1,948,203	1,948,919	0.0%
Cost of goods sold	565,121	549,472	(2.8)%	1,635,380	1,568,998	(4.1)%
	120,807	127,867	5.8%	312,823	379,921	21.4%
Direct service costs and other	91,012	101,037	11.0%	252,960	310,189	22.6%
	29,795	26,830	(10.0)%	59,863	69,732	16.5%
Stock compensation expense	1,615	2,125	31.6%	5,661	7,167	26.6%
Legal matter settlement	—	—		—	9,000	100.0%
Segment Profit	$31,410	$28,955	(7.8)%	$65,524	$85,899	31.1%

Direct service cost as % of revenue	13.3%	14.9%		13.0%	15.9%
COGS as % of PBM revenue	93.2%	93.3%		94.2%	93.6%

Pharmacy Operational Statistics
Adjusted commercial network claims				20,770	19,550
Adjusted PBA claims				39,602	40,515
Total adjusted claims				60,372	60,065

Generic dispensing rate				88.5%	89.0%
Commercial PBM covered lives				1,870	2,034
Medical pharmacy covered lives				15,903	16,197
Total states and DC that participate in PBA				26	26

Current Year Quarter compared to the Prior Year Quarter

Managed care and other revenue

Managed care and other revenue increased by 11.5 percent or $9.1 million from the Prior Year Quarter to the Current Year Quarter primarily due to increased government pharmacy revenue of $4.2 million mainly due to increased membership, formulary management revenue of $3.4 million mainly due to utilization and other favorable variances of $1.5 million.

PBM revenue

PBM revenue decreased by 2.9 percent or $17.7 million from the Prior Year Quarter to the Current Year Quarter. The decrease is primarily due to terminated contracts of $64.2 million and other net unfavorable variances of $0.1 million. The decrease is partially offset by new business of $32.3 million and increased membership and utilization of $14.3 million.

Cost of goods sold

Cost of goods sold decreased by 2.8 percent or $15.6 million from the Prior Year Quarter to the Current Year Quarter. This decrease is primarily due to terminated contracts of $61.1 million and other net favorable variances of $1.1 million. These decreases were partially offset by new business of $31.6 million and an increase in membership and utilization of $15.0 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold increased from 93.2 percent in the Prior Year Quarter to 93.3 percent in the Current Year Quarter, mainly due to business mix.

Direct service costs and other

Direct service costs increased by 11.0 percent or $10.0 million from the Prior Year Quarter to the Current Year Quarter primarily due to an increase in corporate investments and new contract implementation costs. Direct service costs increased as a percentage of revenue from 13.3 percent in the Prior Year Quarter to 14.9 percent in the Current Year Quarter primarily due to an increase in corporate investments and new contract implementation costs.

Current Year Period compared to Prior Year Period

Managed care and other revenue

Managed care and other revenue increased by 28.9 percent or $61.1 million from the Prior Year Period to the Current Year Period primarily due to increased government pharmacy revenue of $36.8 million mainly due to increased membership, formulary management revenue of $18.4 million and other net favorable variances of $5.9 million.

PBM revenue

PBM revenue decreased by 3.5 percent or $60.4 million from the Prior Year Period to the Current Year Period. The decrease is primarily due to terminated contracts of $178.1 million, which decrease is partially offset by an increase in membership and utilization of $80.3 million, new business of $34.0 million and other net favorable variances of $3.4 million.

Cost of goods sold

Cost of goods sold decreased by 4.1 percent or $66.4 million from the Prior Year Period to the Current Year Period. This decrease is primarily due to terminated contracts of $173.8 million and other net favorable variances of $0.3 million. These decreases were partially offset by an increase in membership and utilization of $74.3 million and new business of $33.4 million. As a percentage of the portion of net revenue that relates to PBM, cost of goods sold decreased from 94.2 percent in the Prior Year Period to 93.6 percent in the Current Year Period, mainly due to business mix.

Direct service costs and other

Direct service costs increased by 22.6 percent or $57.2 million from the Prior Year Period to the Current Year Period primarily due to an increase in corporate investments and new contract implementation costs. Direct service costs increased as a percentage of revenue from 13.0 percent in the Prior Year Period to 15.9 percent in the Current Year Period primarily due to an increase in corporate investments and new contract implementation costs.

Legal matter settlement

In the Current Year Period, the Company recognized a $9.0 million recovery in connection with the resolution of a legal matter.

Corporate Segment

The Corporate segment of the Company is comprised primarily of amounts not allocated to the Healthcare and Pharmacy Management segments, and that are largely associated with costs related to being a publicly traded company.

The following table summarizes, for the periods indicated, operating results for the Corporate segment (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Corporate Segment & Eliminations	2020	2021	'20 vs '21	2020	2021	'20 vs '21
Managed care and other revenue	$(145)	$(175)	20.7%	$(495)	$(480)	(3.0)%
PBM revenue	(5,117)	(3,324)	(35.0)%	(14,515)	(10,331)	(28.8)%
Cost of goods sold	4,852	3,135	(35.4)%	13,803	9,777	(29.2)%
	(410)	(364)	(11.2)%	(1,207)	(1,034)	(14.3)%
Direct service costs and other	21,148	13,591	(35.7)%	56,811	37,299	(34.3)%
	(21,558)	(13,955)	(35.3)%	(58,018)	(38,333)	(33.9)%
Stock compensation expense	2,994	2,384	(20.4)%	7,474	6,298	(15.7)%
Segment Loss	$(18,564)	$(11,571)	(37.7)%	$(50,544)	$(32,035)	(36.6)%

Current Year Quarter compared to the Prior Year Quarter

The Corporate segment loss decreased by 37.7 percent or $7.0 million from the Prior Year Quarter to the Current Year Quarter, mainly due to stranded corporate overhead expenses in the Prior Year Quarter related to the sale of the MCC Business. As a percentage of revenue, the Corporate segment loss decreased from 1.6 percent in the Prior Year Quarter to 0.9 percent in the Current Year Quarter, mainly due to increased revenue and stranded overhead expense in the Prior Year Quarter.

Current Year Period compared to the Prior Year Period

The Corporate segment loss decreased by 36.6 percent or $18.5 million from the Prior Year Period to the Current Year Period, mainly due to stranded corporate overhead expenses in the Prior Year Period related to the sale of the MCC Business. As a percentage of revenue, the Corporate segment loss decreased from 1.5 percent for the Prior Year Period to 0.9 the Current Year Period, mainly due to increased revenue and stranded overhead expense in the Prior Year Period.

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

The following table reconciles (loss) income from continuing operations before income taxes to Segment Profit from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
(Loss) income from continuing operations before income taxes	$(19,626)	$747	$(4,154)	$32,502
Stock compensation expense	5,442	5,974	17,831	19,384
Depreciation and amortization	24,730	23,671	71,976	67,613
Interest expense	7,286	5,969	24,239	18,629
Interest and other income	(349)	(299)	(2,119)	(848)
Special charges and other	16,599	1,914	24,908	8,119
Segment Profit from continuing operations	$34,082	$37,976	$132,681	$145,399

The following table reconciles net (loss) income from continuing operations to Adjusted Net Income from continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Net (loss) income from continuing operations	$(17,296)	$(114)	$28,742	$21,932
Adjustments
Stock compensation expense	—	252	—	747
Amortization of acquired intangibles	9,924	6,090	29,183	21,736
Special charges and other	16,599	1,914	24,908	8,119
Tax impact	(6,975)	(2,176)	(14,388)	(8,064)
Nonrecurring tax benefit - divestiture	(105)	—	(39,012)	—
Adjusted Net Income from continuing operations	$2,147	$5,966	$29,433	$44,470

The following table reconciles net (loss) income from continuing operations per common share—diluted to Adjusted EPS from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Net (loss) income from continuing operations per common share—diluted (1)	$(0.68)	$(0.20)	$1.14	$0.63
Adjustments
Stock compensation expense	—	0.01	—	0.03
Amortization of acquired intangibles	0.39	0.23	1.15	0.82
Special charges and other	0.65	0.07	0.98	0.30
Tax impact	(0.27)	(0.08)	(0.57)	(0.30)
Nonrecurring tax benefit - divestiture	(0.01)	—	(1.54)	—
Adjusted EPS from continuing operations (1)	$0.08	$0.03	$1.16	$1.48
(1)	During the three months ended September 30, 2021, the Company recorded a $5.0 million adjustment to increase the carrying value of redeemable non-controlling interest with an off-setting entry to retained earnings which is reflected in the earnings per share calculation, but is not recorded as a charge to net income from continuing operations.

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

Interest Rate Risk. Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes are subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of September 30, 2021, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Historical—Liquidity and Capital Resources

Operating Activities. The Company reported net cash provided by operating activities of $232.0 million and net cash used in operating activities of $60.1 million for the Prior Year Period and the Current Year Period, respectively. The $171.9 million decrease in operating cash flows from the Prior Year Period is mainly attributable to segment profit of $144.0 million from discontinued operations in the Prior Year Period, increased tax payments and unfavorable working capital changes between periods.

The net unfavorable impact of working capital changes between periods totaled $22.7 million. For the Prior Year Period, operating cash flows were impacted by net favorable working capital changes of $17.0 million, mainly attributable to the timing of receivable and payables. For the Current Year Period, operating cash flows were impacted by net unfavorable working capital changes of $5.7 million, mainly attributable to the timing of receivables and payables.

In relation to continuing operations, the Company reported net cash provided by operating activities of $54.2 million and $60.1 million for the Prior Year Period and Current Year Period, respectively. The change is mainly due to timing of accounts receivable and other working capital changes, partially offset by higher tax payments.

Investing Activities. The Company utilized $56.0 million and $48.0 million during the Prior Year Period and the Current Year Period, respectively, for capital expenditures. The additions related to hard assets (equipment, furniture, and leaseholds) and capitalized software for the Prior Year Period were $15.4 million and $40.6 million, respectively, as compared to additions for the Current Year Period related to hard assets and capitalized software of $12.4 million and $35.6 million, respectively.

During the Prior Year Period and the Current Year Period, the Company used $160.3 million and $14.3 million for the net purchase of "available-for-sale" securities. During the Prior Year Period and the Current Year Period, the Company used net cash of $2.1 million and $2.4 million for investments in other non-consolidated subsidiaries.

Financing Activities. During the Prior Year Period, the Company received $80.0 million from borrowings under our revolving line of credit, $48.3 million from the exercise of stock options and other net favorable items of $0.9 million. In addition, the Company paid $122.0 million under debt obligations and $4.1 million for payments on finance lease obligations.

During the Current Year Period, the Company paid $113.1 million on debt obligations and $4.6 million on finance lease obligations and had other net unfavorable items of $1.4 million. In addition the Company received $17.7 million from the exercise of stock options.

Outlook—Liquidity and Capital Resources

Liquidity. The Company may draw on the 2017 Credit Agreement (discussed further below) as required to meet working capital needs associated with the timing of receivables and payables, fund share repurchases or support acquisition activities. The Company currently expects to have adequate liquidity to satisfy its existing financial commitments over the periods in which they will become due. At September 30, 2021, the Company had no revolving loans with a borrowing capacity of $400.0 million of the revolving credit facility still available to the Company for additional drawdown. The Company plans to maintain its current investment strategy of investing in a diversified, high quality, liquid portfolio of investments and continues to closely monitor the financial markets. The Company estimates that it has no risk of any material permanent loss on its investment portfolio; however, there can be no assurance the Company will not experience any such losses in the future.

Stock Repurchases. The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through November 15, 2021. As of September 30, 2021, the remaining capacity under the Repurchase Program was $186.3 million. See Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for more information on the Company’s share repurchase program.

Off-Balance Sheet Arrangements. As of September 30, 2021, the Company had no material off-balance sheet arrangements.

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

The 2017 Credit Agreement also requires the Company to comply with specified financial ratios and tests. Failure to do so, unless waived by the lenders under the 2017 Credit Agreement pursuant to its terms, or amended, would result in an event of default under the 2017 Credit Agreement. As of September 30, 2021, the Company was in compliance with all covenants, including financial covenants, under the 2017 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Changes in interest rates affect interest income earned on the Company’s cash equivalents and investments, as well as interest expense on the variable interest rate borrowings under the 2017 Credit Agreement. In addition, interest rates on the Notes is subject to adjustment upon the occurrence of certain credit rating events. Based on the amount of cash equivalents and investments, the borrowing levels under the 2017 Credit Agreement and the principal amount of the Notes as of September 30, 2021, a hypothetical 10 percent increase or decrease in the interest rate associated with these instruments, with all other variables held constant, would not materially affect the Company’s future earnings and cash outflows.

Item 4. Controls and Procedures.

a)The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
b)Under the supervision and with the participation of management, including the Company’s principal executive and principal financial officers, the Company has determined that there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s board of directors approved, and subsequently amended, a stock repurchase plan which authorizes the Company to purchase up to $400 million of its outstanding common stock through November 15, 2021. The Company made no repurchases during the nine months ended September 30, 2021. As of September 30, 2021, the Company had approximately $186.3 million remaining available for future repurchases under the current plan. The Company made no share repurchases from October 1, 2021 through October 31, 2021.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the cover page, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2021	Magellan Health, Inc. (Registrant)

	By:	/s/ David P. Bourdon
David P. Bourdon
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)